Form 10KSB/A
period 1995-12-31
ALFA INTERNATIONAL CORP
filed 1996-11-19
CIK 820600

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Alfa International Corp.

We have audited the accompanying consolidated balance sheets of Alfa International Corp. and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity
(deficiency) and cash flows for the years then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International
Corp. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has no operations.
Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             /s/  WISS & COMPANY, LLP
                                  WISS & COMPANY, LLP

Livingston, New Jersey
October 10, 1996

           ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                                               December 31,
                                            1995          1994
                                        ___________   ____________
Cash                                    $      -      $         14

Other Assets                                   -             4,674
                                        ___________   ____________
                                        $      -      $      4,688

LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIENCY)

LIABILITIES NOT SUBJECT TO
COMPROMISE  -
  Accounts payable                      $    27,669   $     26,085

PRE PETITION LIABILITIES SUBJECT
TO COMPROMISE  -
  Accounts payable-trade and
    other miscellaneous claims                 -           522,757
                                        ___________   ____________
                                             27,669        548,842

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock  $.01 par value;
    Authorized 15,000,000 shares;
    issued and outstanding 1,085,313
    shares in 1995 and 261,800 shares
    in 1994                                  10,853          2,618
  Series A preferred stock, par value
    $.01 per share; Authorized, issued
    and outstanding 21,600 shares at
    stated and liquidation value                 -         648,000
  Capital in excess of par value          3,053,721      2,105,302
  Retained earnings (deficit)            (3,092,243)    (3,300,074)
                                        ___________   ____________
    Total Stockholders Equity
      (Deficiency)                          (27,669)      (544,154)
                                        ___________   ____________
                                          $      -    $      4,688

See accompanying notes to consolidated financial statements.


      ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Year Ended December 31,
                                          1995         1994
                                        ______________________

EXPENSES:
  Selling, operating and
   administrative                       $    (648)   $  (5,347)
                                        __________   __________
LOSS BEFORE REORGANIZATION ITEM              (648)      (5,347)

REORGANIZATION ITEM - LEGAL FEES           10,606        9,185
                                        __________   __________

LOSS BEFORE EXTRAORDINARY ITEM            (11,254)     (14,532)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                 219,085         -
                                        __________   __________

NET INCOME (LOSS)                       $ 207,831    $ (14,532)

INCOME (LOSS) PER SHARE OF
COMMON STOCK:
  Loss from operations before
    extraordinary gain                  $    (.02)   $     (.06)
  Extraordinary gain                          .37         -
                                        __________   __________
  Net income (loss)                     $     .35    $     (.06)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             597,974       261,800

See accompanying notes to consolidated financial statements.

        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S
                    EQUITY (DEFICIENCY)

                         Preferred Stock        Common Stock       Capital in     Retained
                                  Stated                  Par      Excess of      Earnings
                         Shares    Value       Shares   Value      Par Value      (Deficit)


BALANCE AT
DECEMBER 31, 1993        21,600  $648,000     261,800  $  65,450   $2,042,470   $(3,285,542)

YEAR ENDED
DECEMBER 31, 1994:
 Reclassification for
  one for twenty five
  reverse stock split      -        -           -        (62,832)      62,832         -
 Net loss                  -        -           -           -            -          (14,532)
                         ______  ________     _______  __________   _________    __________
BALANCE AT
DECEMBER 31, 1994        21,600  648,000      261,800      2,618    2,105,302    (3,300,074)

YEAR ENDED
DECEMBER 31, 1995:
 Issuance of common
  stock per court
  confirmed plan of
  reorganization to
  preferred share-
  holders in exchange
  for preferred stock    (21,600)(648,000)      21,600        216      647,784         -
 To creditors in
  exchange for
  prepetition debt          -       -          303,672      3,037      300,635         -
 To the president in
  exchange for
  postpetition debt         -       -          498,241      4,982         -            -
 Net income                 -       -            -           -           -          207,831
                         ________ _________    _______     _______    _________    ________

YEAR ENDED
DECEMBER 31, 1995           -    $  -       1,085,313  $  10,853   $3,053,721   $(3,092,243)

See accompanying notes to consolidated financial statements.


     ALFA INTERNATIONAL AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended December 31,
                                             1995         1994
                                         ___________   ___________

OPERATING CASH FLOWS FROM
 REORGANIZATION ITEMS:
  Professionals fees for services
   rendered in connection with the
   Chapter 11 proceeding                 $    10,606   $     9,185
  Net cash flows from operating
   activities                                (10,620)       (9,490)
                                          __________    __________
  Net change in cash                             (14)         (305)


CASH AND EQUIVALENTS,
 BEGINNING OF YEAR                                14           319
                                          __________    __________

CASH AND EQUIVALENTS, END OF YEAR         $     -       $       14


RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES  -
   Net income (loss)                      $  207,831    $  (14,532)



ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Gain on extinguishment of debt           (219,085)         -
   Postpetition payables                         634         5,042
                                          __________     _________

NET CASH FLOWS FROM OPERATING
 ACTIVITIES                               $  (10,620)    $  (9,490)

See accompanying notes to consolidated financial statements.

    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:
NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES:

NATURE OF THE BUSINESS - Alfa International Corp. ("Alfa" or the "Company") and its wholly-owned inactive subsidiary have no operating business.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

FINANCIAL INSTRUMENTS - Financial instruments include cash, accounts receivable and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their values, based on market information available to management.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

INCOME TAXES - The Company is subject to income taxes at both the Federal and state level. Separate state income tax returns are filed with each state in which the Company conducts business.

Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The provision for income taxes is the sum of the amount of income taxes paid, payable or receivable from the period as determined by applying the provisions of the applicable enacted tax laws to taxable income for that period and the net change during the period in the Company's deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PER SHARE DATA - Per share data is based on weighted number of shares of common stock, convertible preferred stock and common stock equivalents (options, preferred stock) outstanding during each year. Common stock equivalents are not included in the 1994 computation since their effect was anti-dilutive.

NOTE 2:
BANKRUPTCY:

On December 9, 1992, Alfa filed a petition for reorganization ("Petition") under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court ("Court") for the District of Arizona. Under Chapter 11, certain claims against Alfa in existence prior to the filing of the Petition are stayed while Alfa continues business operations as a debtor-in-possession. These claims were reflected on the Company's 1993 and 1994 balance sheets as "Liabilities Subject to Compromise." In 1993 Alfa sold substantially all of its assets to a company controlled by Alfa's President. On
April 25, 1994 Alfa filed a disclosure statement and a Plan of Reorganization ("Plan") with the Court. On August 4, 1995 the Court issued an order confirming the Plan.

In accordance with the confirmed Plan, the Company took the following actions:

                 1.  The Company reverse split, on a 1 for 25
basis, the 6,545,006 shares of its issued and outstanding $.01 par value common stock.

                 2. The Company issued 303,672 shares of its common stock to its pre-petition creditors who had filed a proof of claim with the Court to discharge a total of $522,757 in liabilities.

                 3. The Company issued 21,600 shares of common stock to its preferred stockholders in exchange for their preferred shares.

                 4. The Company issued 498,241 shares of common stock to its President, Frank J. Drohan in satisfaction of his post-petition claim of $4,982.

On August 12, 1996 the Court issued a Final Decree approving the consummation of the Plan, releasing the Company from the supervision of the Court and discharging the Company from bankruptcy proceedings.


NOTE 3:
MANAGEMENT'S PLANS:

It is management's intention to attempt to combine Alfa, via a merger or acquisition transaction, with a privately held company or companies seeking to become publicly held.

The Company has no employees. Absent a merger or other business combination, the Company's cash requirements for the next twelve months are expected to be minimal.


NOTE 4:
COMMON STOCK, PREFERRED STOCK AND STOCK OPTION PLAN:

COMMON STOCK SPLIT - On August 7, 1995, the Board of Directors declared a one for 25 reverse common stock split distributable on August 4 1995 to shareholders of record at the close of business on August 4, 1995. All references to per share amounts and number of shares except shares authorized, have been restated to reflect the stock split on a retroactive basis. In addition, an amount equal to the par value of the shares of common stock outstanding prior to the split was transferred from capital in excess of par value to common stock.

PREFERRED STOCK - The Company has 978,400 shares of undesignated preferred stock which may be issued with such rights and preferences as the Board of Directors may determine. Therefore, the undesignated preferred stock may be issued with liquidation, dividend, voting and other rights superior to those of existing common shareholders, including the right to elect a controlling number of directors as a class.

STOCK OPTION PLAN - The Company's Stock Option Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services to purchase up to 750,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock at the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Stock Option Plan expires on December 27, 1997.

At December 31, 1995, there were no stock options outstanding under the Stock Option Plan.


NOTE 5:
PROVISION FOR INCOME TAXES:

Deferred tax asset is comprised of the following:

                                      December 31,
                             1995                     1994

Federal net operating
   loss carryforwards    $1,140,000               $1,210,000

State net operating
loss carryforwards
net of federal tax
benefit                     180,000                  195,000
                         __________               __________
                          1,320,000                1,405,000
Less:
Valuation allowance       1,320,000                1,405,000
                         __________               __________
                         $    -                   $    -


The Company's effective tax rate differs from the expected federal income tax rate due to a change in the valuation allowance at December 31, 1995.

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 1995.

At December 31, 1995, the Company had Federal net operating loss carryforwards of approximately $3,300,000 which expire beginning in 2004. The Company's issuance of shares during fiscal 1995 and subsequent thereto results in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which limits the Company's use of these net operating loss carryforwards.