Form 10QSB
period 1996-09-30
ALFA INTERNATIONAL CORP
filed 1996-11-19
CIK 820600

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:    September 30, 1996

Commission File Number:            0-17264

                ALFA International Corp.
(Exact name of registrant as specified in its charter)


         New Jersey                          22-2216835
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)      Identification Number)

50 S. Buckhout Street, Irvington, New York         10533
 (Address of principal executive offices)        (Zip Code)

            (914) 591-1994
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)



Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No   [ ]

As of September 30, 1996, the registrant had outstanding
1,085,313 shares of Common Stock, par value $.01 per share.

                  ALFA INTERNATIONAL CORP.

                           INDEX

              PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS
                 BALANCE SHEETS

                         DECEMBER 31, 1995
                         SEPTEMBER 30, 1996

                 STATEMENTS OF OPERATIONS


                         THREE MONTHS ENDED SEPTEMBER 30, 1995
                         THREE MONTHS ENDED SEPTEMBER 30, 1996
                         NINE  MONTHS ENDED SEPTEMBER 30, 1995
                         NINE  MONTHS ENDED SEPTEMBER 30, 1996

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED SEPTEMBER 30, 1996

                 STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995
                         NINE MONTHS ENDED SEPTEMBER 30, 1996


                 NOTES TO FINANCIAL STATEMENTS

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


              PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORT ON FORM 8 -K ALFA
         INTERNATIONAL CORP.


        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS

                                     Sep 30, 1996   Dec 31, 1995
                                     (Unaudited)     (Note 1)
                                     ____________   ____________

ASSETS
Current Assets:
  Cash and equivalents               $        210   $          0
  Accounts receivable-trade less
   allowance for doubtful accounts
   of $ 0 in 1995 and $ 0 in 1994               0              0
  Inventory                                     0              0
  Prepaid expenses and other
   current assets                          12,871              0
                                     ____________   ____________
Total Current Assets:                      13,081              0

Property and Equipment:
  Office & Computer Equipment                   0              0
  Equipment                                     0              0
  Vehicle                                       0              0
                                     ____________   ____________
                                                0              0
  Less:  Accumulated depreciation               0              0
                                     ____________   ____________
                                                0              0

Other Assets                               22,935              0

TOTAL ASSETS                         $     36,016   $          0



LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities:
  Accounts payable - trade           $        740   $     27,669
  Accrued expenses and other
   current liabilities                          0              0
  Short Term Loan                          71,847              0

                                     ____________   ____________

Total Current Liabilities            $     72,587   $     27,669



STOCKHOLDERS EQUITY:
  Undesignated preferred stock:
    Authorized - 978,400 shares
    Issued and outstanding - none
  Common Stock - $ .01 par value
    Authorized - 15,000,000 shares
    Issued - 1,085,313 shares              10,853          10,853
  Capital in excess of par value        3,053,721       3,053,721
  Retained earnings (deficit)          (3,101,145)     (3,092,243)
                                      ____________   ____________

Total Stockholder's Equity:               (36,571)        (27,669)
                                      ____________   ____________

                                      $    36,016    $          0


See accompanying Notes to Financial Statements.


           ALFA INTERNATIONAL CORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

                       Three Months Ended     Nine Months Ended
                          September 30          September 30
                       __________________     _________________
                         1996      1995         1996      1995

REVENUES:
 Net sales             $      0  $      0     $      0  $      0
 Interest Income              0         0            0         0
 Other income                 0         0            0         0
                       ________  ________     ________  ________
                              0         0            0         0

COST AND EXPENSES:
 Cost of sales                0         0            0         0
 Selling,general and
  administrative          7,594     8,466        8,902    17,394
 Interest expense             0         0            0         0
                       ________  ________     ________  ________

                          7,594     8,466        8,902    17,394

Loss from Operations
  Before Income Taxes    (7,594)   (8,466)      (8,902)  (17,394)

Net Loss               $ (7,594) $ (8,466)    $ (8,902) $(17,394)

Weighted Average
 Number of Shares
 Outstanding            1,085,313  597,974   1,085,313   597,974

Net Income (Loss)
  per share            $     (-)  $     (-)  $     (-)  $    (-)


See accompanying Notes to Financial Statements.


         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (Unaudited)


                                   Net Loss for
                     Balance at      the Nine       Balance at
                   Dec. 31, 1995    Months ended   Sep. 30, 1996
                                   Sep. 30, 1996
                   _____________   _____________   _____________

PREFERRED STOCK

  Shares                      0          -                    0

COMMON STOCK

  Shares              1,085,313          -            1,085,313

  Par Value         $    10,853          -          $    10,853

Capital in Excess
  of Par Value      $ 3,053,721                     $ 3,053,721

Retained Earnings   $(3,092,243)     $  (8,902)     $(3,101,145)
  (Deficit)


See accompanying Notes to Financial Statements.


     ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)

                                           Nine Months Ended
                                             September 30
                                         ____________________
                                          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $  (8,902)    $ (17,394)
 Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:                    -              -
 Depreciation and amortization              -              -
 Provision for losses on accounts
   receivable                               -              -
 Other                                      -              -
 Changes in operating assets and
   liabilities:
  Accounts receivable - trade               -           4,674
  Inventories                               -              -
  Prepaid expenses and other assets      (12,871)          -
  Accounts payable-trade creditors       (26,929)      12,720
  Accrued expenses and other current
    liabilities                             -              -
Net cash flows from operating
  activities                             (48,702)          0
                                        _________      __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and
   equipment                                -              -
  Loan to Ty-Breakers                    (22,935)          0

Net cash flows from investing
  activities                             (22,935)          0
                                        _________      __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under short term loan    71,847           0

Net cash flows from financing
    activities                            71,847           0
                                        _________      __________

NET CHANGE IN CASH AND EQUIVALENTS:          210           0

CASH AND EQUIVALENTS,
  BEGINNING OF PERIOD                          0           0
                                        _________      __________

CASH AND EQUIVALENTS, END OF PERIOD   $      210      $    0



SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)              -              -

  Interest paid                       $     -        $     -


See accompanying Notes to Financial Statements.

    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

     The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's amended annual report on Form 10-KSB. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year.
The Company presently has two wholly-owned inactive subsidiaries, one of which it intends to dissolve. All intercompany transactions have been eliminated in its consolidation with the Company.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's amended annual report on Form 10-KSB.

NOTE 2 - OTHER ASSETS

     During the third quarter of 1996, the Company made short term advances totalling $22,935 to Ty-Breakers (NY) Corp., a corporation with which the Company is holding discussions regarding a possible acquisition, and the $31,847.13 of accounts payable which the Company owed as of July 1, 1996
(all of which was owed to Ty-Breakers) was assumed by the Company's president.

NOTE 3 - MANAGEMENT'S PLANS:

     The Company's Plan of Reorganization is now fully implemented. It remains managements' intention to attempt to combine Alfa, via a merger or acquisition transaction, with a privately held company or companies seeking to become publicly held, thereby once again giving Alfa an operating business.

The financial statements of Alfa have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Plan has now been fully implemented and is reflected in the financial statements as of December 31, 1995 and September 30, 1996 contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1996 vs.
THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales revenue was zero during the third quarter of 1996 and the third quarter of 1995. The Company had no sales during the third quarters of 1996 and 1995 since it discontinued all operations effective March 31, 1993. The Company incurred a net loss of $ 7,594 during the third quarter of 1996 as compared to a net loss of $ 8,466 for the comparable period in 1995. Effective March 31, 1993 the Company sold substantially all of its assets. The Company no longer has any operating business and is presently holding discussions with a potential acquisition candidate.

NINE MONTHS ENDED SEPTEMBER 30,1996 vs.
NINE MONTHS ENDED SEPTEMBER 30,1995

Net sales revenue of zero during the first nine months of 1996 was the same as the first nine months of 1995. As noted the Company discontinued all operations effective March 31, 1993 and has had no sales since that date. The Company's loss for the nine month period ending September 30, 1996 was $ 8,902 compared to a loss of $ 17,394 for the comparable period in 1995.



LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of ($36,571) at September 30, 1996 as compared to a deficit of ($589,184) at December 31, 1995. This represents a decrease in the working capital deficit of $552,613 and is attributable to the reorganization of the Company's pre-petition debt, the Company's operating loss for the nine month period, prepaid legal fees, short term loans to the Company from the Company's president and advances made by the Company to Ty-Breakers (NY) Corp., a corporation with which the Company is holding negotiations regarding a possible business combination. On November 13,1996 the Company received the proceeds of a $100,000 loan from a party with which the Company is negotiatoing a possible offering of the Company's securities.

             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (A)  EXHIBITS

              NONE

         (B)  REPORTS ON FORM 8-K

              Report Dated August 12, 1996






                   ALFA INTERNATIONAL CORP.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ALFA INTERNATIONAL CORP.
                                    (Registrant)


November 18, 1996              By: /s/ Frank J. Drohan
Date                                   Frank J. Drohan
                                       Chief Executive Officer
                                       and Chief Financial Officer