Form 10KSB
period 1996-12-31
ALFA INTERNATIONAL CORP
filed 1997-04-14
CIK 820600

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------
Commission File Number 0-17264
                       -------

                    ALFA INTERNATIONAL CORP.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          NEW JERSEY                           22-2216835
------------------------------               ---------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)


         50 South Buckhout Street, Irvington, N.Y. 10533
         -----------------------------------------------
            (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (914) 591-1994


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value
                  ----------------------------
                        (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    [x] Yes   [ ] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on March 15, 1997 was unable to be determined. (SEE:"Market for Common Equity and Related Stockholder Matters").


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             [x] Yes   [ ] No


As of March 15, 1997 the Company had outstanding 3,543,896 shares of common stock (CUSIP # 015389-30-7), par value $.01 per share
("Common Stock")


The Index to Exhibits appears on page 14.


               DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual
Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995,
Part III  -Exhibits.












          BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK















                     ALFA INTERNATIONAL CORP.


         Table of Contents to Annual Report on Form 10-KSB
                  Year Ended December 31, 1996

                                                       Page
                                                       ----
                             Part I
                             ------
Item 1.   Description of Business...................     1

Item 2.   Description of Property...................     2

Item 3.   Legal Proceedings.........................     2

Item 4.   Submission of Matters to a Vote
            of Security Holders.....................     2


                             Part II
                             -------
Item 5.   Market for Common Equity
            and Related Stockholder Matters.........     3

Item 6.   Management's Discussion and Analysis or
          Plan of Operation.........................     4

Item 7.   Financial Statements......................     6

Item 8.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure...................      6




                            Part III
                            --------
Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act...      6

Item 10.  Executive Compensation...................      8

Item 11.  Security Ownership and Certain Beneficial
            Owners and Management..................     12

Item 12.  Certain Relationships and Related
            Transactions..........................      13

Item 13.  Exhibits and Reports on Form 8-K........      14

                             PART I

Item 1.   Description of Business
Introduction
------------
          Alfa International Corp. ("Alfa" or the "Company") was formed in 1978. On August 4, 1995 the U.S Bankruptcy Court for the District of Arizona ("Court") issued an order confirming the Company's Plan of Reorganization ("Plan") and on August 12, 1996 the Court issued its "Final Decree" discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court. (See: "Legal Proceedings")

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated January 9, 1997 among the Company, Alfa Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company ("AAC"), and Ty-Breakers (NY) Corp. ("TYNY"), on January 23, 1997, TYNY was merged with and into AAC (the "Merger"). Subsequent to the Merger, AAC changed its corporate name to Ty-Breakers Corp.("Ty-Breakers"). Ty-Breakers is now a wholly owned subsidiary of the Company. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek(R) and Kensel. Tyvek is a registered trademark of the DuPont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material.

     On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B. Agreement") with Old Dominion Growth Fund Limited, a British Virgin Islands corporation ("Old Dominion"). The term of the I.B. Agreement expired on March 24, 1997. The I.B. Agreement contemplated, among other things, an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. The Company is presently in negotiations with Old Dominion regarding an extension of the I.B. Agreement, thereby extending the time within which the Offering may be made. If these negotiations are unsuccessful, the Company will seek alternate sources for its required equity financing. (SEE: "Exhibits")

     It remains management's intention to conduct the Offering and use the proceeds to implement the Ty-Breakers' sales and marketing plan for its Tyvek(R) and Kensel jackets. Specifically the Company, through its Ty-Breakers subsidiary, intends to market jackets and other apparel made from Tyvek and from Ty-Breakers' patented Kensel material to retail stores and to the premium and incentive market. (See: "Management's Discussion and Analysis and Plan of Operation").

     The Company's executive offices are located at 50 South
Buckhout Street, Irvington-on-Hudson, New York 10533. Its telephone number is 914-591-1994.

Employees
---------
     The Company presently has no employees. The President and Secretary serve as the sole officers and directors of the Company but without compensation from the Company. Likewise they serve as the sole officers and directors of the Company's wholly owned subsidiary Ty-Breakers but without compensation from Ty-Breakers. When the proceeds from the Offering (or alternate source of financing) is obtained the President and Secretary will be hired by Ty-Breakers as employees. (See "Executive Compensation" and "Directors and Executive Officers of the Registrant").

Item 2.   Description of Property

     The Company currently has no lease obligations and shares the offices of its wholly owned subsidiary Ty-Breakers. Ty-Breakers maintains its executive offices and warehouse facilities occupying 8,000 square feet in Irvington-on-Hudson, New York.

Item 3.   Legal Proceedings

     On August 12, 1996 the Court issued its "Final Decree" discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court.

     In accordance with the Plan, the Company (a) issued 303,672 shares of its Common Stock to the 27 pre-petition creditors who had filed a proof of claim in exchange for the cancellation of pre-petition debt of $303,672, (b) issued 21,600 shares of its Common Stock to 2 individuals in exchange for the cancellation of all of Alfa's pre-petition issued and outstanding preferred stock and accumulated dividends and interest thereon, (c) issued 498,241 shares of its Common Stock to Frank J. Drohan, the Company's president, in exchange for cancellation of Mr. Drohan's post-petition administrative claim of $4,982.41, (d) paid all Alfa's other post-petition administrative claims in cash, and (e) reverse split all Alfa's 6,545,006 shares of common stock (CUSIP # 015389-10-9) which were outstanding as of August 4, 1995 (the "Old Common Stock") at the rate of one share of Common Stock for each twenty-five shares of Old Common Stock.

     Other than the above the Company knows of no material legal proceedings, pending or threatened, or judgments entered against the Company or any present or former Director or Executive Officer of the Company in his capacity as such.


Item 4.   Submission of Matters to a Vote of Security Holders

     None

                             PART II
Item 5.   Market for Common Equity and Related Stockholder Matters.

     Until March 31, 1997 Alfa's Old Common Stock traded in the over the counter market and was listed on NASDAQ's OTC Electronic Bulletin Board under the symbol "ALFE". In January 1997, concurrent with the effectiveness on NASDAQ's OTC Electronic Bulletin Board of the Company's reverse split of the Old Common Stock pursuant to the Plan, the Company applied for a new trading symbol for its Common Stock. On March 20, 1997 the Company's Common Stock was approved by the NASD for listing on NASDAQ's OTC Electronic Bulletin Board under the symbol "TYBR". The Company has been informed by several market-makers that they have filed the necessary forms and documentation to begin making a market in the Company's Common Stock under the TYBR symbol, but no assurance can be given at this time that any such market-maker will actually make such a market.

     The Company also issued shares of its Common Stock pursuant to the Plan. (SEE: "Legal Proceedings").

     Pursuant to the I.B. Agreement the Company issued 1,250,000 shares of its Common Stock to Old Dominion. As of the date hereof Old Dominion is obligated to return to the Company for cancellation the aforementioned 1,250,000 shares of Common Stock. (SEE:
"Description of Business" and "Management's Discussion and Analysis or Plan of Operation").

     Under a stock grant approved by the Board of Directors in December 1996, the Company issued 164,175 shares of its Common Stock to its President, Frank J. Drohan and 60,000 shares of its Common Stock to its Vice-President, Charles P. Kuczynski, all at a price of $.01 per share.

     Pursuant to the Merger, the Company issued 984,408 shares of its Common Stock to the shareholders of TYNY in exchange for all of the outstanding capital stock of TYNY. (SEE: "Description of Business" and "Management's Discussion and Analysis or Plan of Operation").

     At March 15, 1997 the Company had 3,543,896 shares of its Common Stock issued and outstanding and there were approximately 1,900 holders of record of such Common Stock. As of the date hereof the Company has no shares of preferred stock issued or outstanding.

     The Company has never declared any dividends and it is anticipated that any earnings will be retained for the Company's business in the foreseeable future. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements, and general business conditions.

     The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York 10004.

Item 6. Management's Discussion and Analysis or Plan of Operation On August 12, 1996 the Court issued its "Final Decree"
discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court. (See: "Legal Proceedings"). Subsequent to that date the Company took several actions to effect its previously reported plan of (1) raising equity capital, and (2) consummating a merger or acquisition with a company or companies seeking to become publicly held, thereby providing Alfa with an operating business or businesses.

     On November 13, 1996 Old Dominion loaned the Company $100,000. Such loan is evidenced by a promissory note ("Note") dated November 13, 1996. The Company's president, Frank J. Drohan, has pledged 605,201 shares of Common Stock owned by him as collateral for the payment in full by the Company of all amounts owing under the Note. The Note is payable on the earlier of (a) ten business days after the consummation of the initial sale or sales of securities of Alfa for cash next following the consummation of the Merger, of which sale the net proceeds to Alfa are in at least the amount then due and owing under the Note, or (b) on November 13, 1997.

     On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B. Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. Additionally on December 6, 1996 the Company and Old Dominion entered into a stock redemption agreement ("Redemption Agreement") requiring Old Dominion, depending upon the amount of proceeds the Company receives in the Offering, to contribute all, some or none of the 1,250,000 shares of Common Stock owned by it to the Company. In accordance with the provisions of the I.B. Agreement, Old Dominion was required to deliver a minimum of $500,000 in proceeds from the Offering to the Company within sixty (60) days after January 23, 1997 (the "Merger Date"). As of the date hereof Old Dominion has failed to deliver such $500,000 to the Company and the I.B. Agreement expired on March 24, 1997.

      Since the I.B. Agreement has expired and the Offering has not yet occurred, Old Dominion is obligated, in accordance with the terms of the Redemption Agreement, to return to the Company for cancellation the 1,250,000 shares of Common Stock owned by it. The Company has not yet enforced the Redemption Agreement and is presently in negotiations with Old Dominion regarding an extension of the I.B. Agreement, thereby extending both the time within which the Offering may be made and the date the 1,250,000 shares must be
returned to the Company.   (SEE: "Exhibits")

     All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers, which the Company acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek(R) and Kensel. Tyvek is a registered trademark of the DuPont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material.

     It is was managements' intention to conduct the Offering and use the proceeds to implement Ty-Breakers' sales and marketing plan for its Tyvek(R) and Kensel jackets. Should the ongoing negotiations with Old Dominion be successful, management intends to carry out that plan. Should the ongoing negotiations with Old Dominion be unsuccessful, management intends to seek alternate sources of financing to carry out that plan. The Company, through its wholly owned subsidiary Ty-Breakers, markets jackets and other apparel made from DuPont's Tyvek material and from Ty-Breakers' patented Kensel material. The expanded marketing plan is targeted at retail stores and catalog companies. Ty-Breakers presently markets its products almost exclusively to the premium and incentive market.

     Although preliminary discussions with respect to its acquisition by Alfa have been held with Auto-Pilot,Inc. ("API"), a Delaware corporation involved in the development of micro-computer products, no assurance can be given at this time that such an acquisition can or will be consummated. Any such acquisition by the Company is contingent upon many factors, including the provision by Old Dominion (or an alternate source of financing) of at least $500,000 of financing for the Company (in addition to that described above and in the I.B. Agreement) specifically for the use by API in carrying out its business plan. API is controlled by the Company's president and members of his family.

     Any potential business combination with API is conditional upon, among other things, the successful conclusion of the aforementioned financing efforts for the Company.

     If the Company and Old Dominion are able to successfully conclude the Offering (or if alternate financing is secured by the Company), management believes that the Company will have sufficient cash to meet its requirements for the next twelve months. If the Company and Old Dominion are not able to successfully conclude the Offering (or if alternate financing is not secured), management does not believe the Company will have sufficient cash to meet its requirements for the next twelve months or to continue as a going concern.

     The Company presently has no employees. Absent a successful conclusion to its ongoing financing efforts, the Company does not intend to hire any employees.

     Net sales revenue was zero during fiscal year 1996 and fiscal year 1995. The Company had no sales during 1996 and 1995 since it discontinued all operations effective March 31, 1993. The Company acquired TYNY on January 23, 1997 and the results of Ty-Breakers' operations will be included in the Company's consolidated financial statements beginning with the period ending March 31, 1997.

Item 7.   Financial Statements

     The response to this item is submitted as a separate section to this report commencing on Page A-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None


                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

     The present Directors and Executive Officers of the Company are as follows:

Name                          Age       Position
----                          ---       --------
Frank J. Drohan               52        Chairman of the Board of
                                        Directors, President, Chief
                                        Executive & Financial
                                        Officer


Charles P. Kuczynski          43        Vice-President, Secretary
                                        and Director

     In accordance with the terms of the I.B. Agreement, the Company issued 1,250,000 shares of Common Stock to Old Dominion in December 1996 and agreed to appoint a nominee of Old Dominion to the Company's Board of Directors. The term of the I.B. Agreement expired on March 24, 1997. As of the date hereof, the Company is no longer required to appoint such nominee of Old Dominion to its Board of Directors. In accordance with the terms of the Redemption Agreement, Old Dominion is required as of the date hereof to return to the Company for cancellation the 1,250,000 shares of Common Stock it owns. The Company has not yet enforced the Redemption Agreement and is presently in negotiations with Old Dominion regarding an extension of the I.B. Agreement, thereby re-instating the Company's obligation to appoint an Old Dominion nominee to its Board of Directors and extending both the time within which the Offering may be made and the date after which all or part of the 1,250,000 shares owned by Old Dominion must be contributed to the Company.

     Frank J. Drohan has served as a Director, Chairman of the Board and Chief Executive Officer of the Company since June 26, 1991 and as Secretary and sole director of the Company from October 30, 1993 until February 15, 1996. Mr.Drohan has also served as Chief Financial Officer of the Company since November 15, 1989, as President of the Company since July 1, 1989 and as a Director of the Company for a short period of time in 1987. Mr. Drohan has worked for the Company without compensation during 1996. Mr. Drohan was until November 1992, and had been since 1986, Chairman of the Board of Nieman Machine Company, formerly the Company's wholly owned subsidiary. Mr. Drohan is also President of Auto-Pilot,Inc., ("API") a privately held Delaware corporation involved in the development of micro computer products. From 1977 until January 23, 1997 (the Merger Date), Mr. Drohan was also Chairman of the Board and President of Ty-Breakers (NY) Corp. [formerly: Rif International Corp.] ("TYNY") a privately held New York company. TYNY (now Ty-Breakers) was acquired by the Company on January 23, 1997 and is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek(R) and Kensel. Mr. Drohan has worked for TYNY without compensation during 1996 and continues to serve as President of the Company's wholly owned subsidiary Ty-Breakers without compensation. Prior to 1977 Mr. Drohan held various executive, sales management and financial positions with Biddle Purchasing Company, Harcourt Brace Jovanovich, Inc. and Bordens, Inc. Mr. Drohan holds a Bachelor of Science degree in Economics and Political Science from Manhattan College in New York City.

     Charles P. Kuczynski has served as a Director and Secretary of the Company since February 1996 and has worked for the Company without compensation during 1996. Between 1988 and March 1993,
Mr. Kuczynski was an employee of the Company. He was the Secretary and a Director of the Company from April 1989 until March 1993. Since April 1993 Mr. Kuczynski has served as Vice-President of Sales for TYNY (now Ty-Breakers). He served as the Secretary and a Director of TYNY since November 1993 and since the Merger Date serves as the Secretary and a Director of Ty-Breakers. Mr. Kuczynski has worked for TYNY without compensation during 1996 and continues to work for Ty-Breakers without compensation. Mr. Kuczynski is the inventor of KENSEL and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned first to TYNY in March 1993 and then to Ty-Breakers on the Merger Date. Mr. Kuczynski holds a Bachelor of Arts degree from Merrimack College, Massachusetts.

     At December 31, 1996 the Board of Directors of Alfa consisted of Frank J. Drohan and Charles P. Kuczynski. Messrs. Drohan and
Kuczynski continue to serve without compensation as the Company's only officers and directors.

     Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.

     On March 7, 1997 Frank J. Drohan filed a report on Schedule 13D (the "13D Filing") with the Securities and Exchange Commission ("SEC") covering all transactions through March 7, 1997 by him in the Common Stock, including but not limited to those transactions which resulted from the reverse split of the Company's Common Stock and the issuance of new shares pursuant to the Company's Plan of Reorganization and those transactions which resulted from the Merger. The 13D Filing is incorporated herein by reference. (SEE:
"Exhibits")

     To the best of the Company's knowledge, as of the date hereof, Old Dominion has not filed any report with the SEC covering the issuance by the Company to Old Dominion of the 1,250,000 shares pursuant to the I.B. Agreement.

Item 10.  Executive Compensation

     The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of Alfa for services in all capacities during the calendar year ended December 31, 1996 for (i) each then current Executive Officer whose total cash compensation exceeded $60,000 and (ii) all then current Executive Officers of Alfa as a group.

Name of individual       Capacities in                  Cash
or number in group       which served                Compensation
------------------       ------------                -----------

Frank J Drohan           Chairman of Board             -0-
                         of Directors, President,
                         Chief Executive

Charles P. Kuczynski     Director, Vice-President      -0-

All Executive Officers                                 -0-
as a group (2 persons)

EMPLOYMENT AGREEMENTS
---------------------
     The Company presently has no employment agreement with any party.

     Frank J. Drohan and Charles P. Kuczynski are each parties to 5 year employment agreements dated January 2, 1997 with the Company's wholly owned subsidiary Ty-Breakers Corp. A condition precedent to the effectiveness of the employment agreements (which condition has not been fulfilled as of the date hereof) is the receipt by the Company of at least $500,000 proceeds from the Offering. (SEE: "Exhibits")


EMPLOYMENT BENEFITS
-------------------
     The Company has no employees and no employment benefits.

     Directors received no remuneration during the fiscal year ended December 31, 1996 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 1997.

Stock Options
-------------
     On December 28, 1987, Alfa adopted the Stock Option Plan. The purpose of the Stock Option Plan is to attract and retain qualified managers, employees and consultants,and to encourage such managers, employees and consultants to enhance operations and increase the profitability of the Company. The Stock Option Plan provides for the granting of options to purchase up to 750,000 shares of the Company's Common Stock, some or all of which options may be incentive stock options within the meaning the Internal Revenue Code of 1986, as amended (the "I.R. Code"). The Stock Option Plan and authority to grant options thereunder will terminate on December 27, 1997.

          The Stock Option Plan provides that it may be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Stock Option Committee"). Subject to the provisions of the Stock Option Plan, the Board of Directors or the Stock Option Committee determines when and to whom options are granted, the number of shares of Common Stock subject to each option, whether or not (subject to the provisions of the I.R. Code) options shall be incentive stock options or non-qualified stock options, the exercise price of such options and the period during which such options may be exercised. The Board of Directors or the Stock Option Committee shall interpret the Stock Option Plan and may accept the exchange of any such options for the granting of new options.

     Key employees of the Company, including officers and directors, whom the Board of Directors or Stock Option Committee determines are responsible, in some significant way, for the success of the Company, and that perform special services for the Company, are eligible to receive incentive stock options. In addition to employees of the Company a director, consultant, attorney, advisor or other person who is not an employee, but performs services of special importance with respect to the management, operations and development of the Company, is eligible to receive non-qualified stock options under the Stock Option Plan.

     Under the Stock Option Plan, each incentive stock option shall have a term of five years and an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant, except for 10% or greater shareholders whose exercise price must be at least 110% of the fair market value of the Common Stock on the date of grant, and may be exercised on a cumulative basis to the extent of 20% of the amount of stock covered by the option at the end of each of the first, second, third, fourth and fifth years after the option is granted. Generally, the holder of an incentive stock option will not be entitled to exercise any option, or portion thereof, unless he is an employee at the time of exercise.

     Under the Stock Option Plan, non-qualified stock options may also be granted for a term of up to five (5) years at an exercise price not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant. The holder of a non-qualified stock option shall have the right to exercise the option on such terms and conditions as the Board of Directors or the Stock Option Committee may determine at the time of grant, including the requirement that the holder remain employed by the Company for a period of one (1) year from the date of grant.

     During the life of a person granted stock options under the Stock Option Plan (an "Optionee"), such options are only exercisable by the Optionee and no assignment or transfer of such options is permitted. Upon the death of an Optionee, the unexpired stock options previously granted to the deceased Optionee by the Company may be transferred by will or through the laws of descent and distribution.

     If the employment or services of an Optionee are terminated for any reason other than retirement or death, such Optionee shall have the right to exercise any options fully vested and exercisable on the day immediately preceding such termination at any time within 3 months, or for options granted after April 27, 1990, within 60 days, after such termination. However, such options may be cancelled within the 60 day period if the Optionee engages in employment or activities which, in the judgement of the Board of

Directors or the Stock Option Committee are contrary to the Company's best interests. If the employment or services of an Optionee are terminated by reason of retirement, the Optionee shall have the right to exercise any options fully vested and exercisable on the day immediately preceding such termination at any time within 90 days after such termination. Upon the death of an Optionee, all unexpired stock options granted to such Optionee become fully vested and such options may be exercised in full by the Optionee's representative of heirs at any time within 6 months of such Optionee's death.

     The Stock Option Plan also contains certain "anti-dilution" provisions which serve to protect each Optionee's respective percentage ownership and economic interest in the Common Stock issued in the event of a stock split, stock dividend, recapitalization, merger or consolidation or certain other specified events.

     The Board of Directors or the Stock Option committee may amend or terminate the Stock Option Plan at any time, subject to the rights of the Optionees who then hold unexpired stock options. Shareholder approval is required, however to (i) adopt any amendment to or terminate the Stock Option Plan in a manner which would affect any stock option previously granted, (ii) alter the total number of shares of Common Stock available under the Stock Option Plan, (iii) change the minimum exercise prices set forth in such Plan, or (iv) change the classes of persons eligible to receive stock options thereunder.

     The Board of Directors and the Stock Option Committee are indemnified by the Company under the Stock Option Plan against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they become a party by reason of any action or omission to act under or in connection with the Stock Option Plan, and all amounts paid in settlement of, or to satisfy any judgement arising from, any such action, suit or proceeding, except a judgement based upon a finding of bad faith.

     Frank J. Drohan and Charles P. Kuczynski are each parties to
5 year employment agreements dated January 2, 1997 with the Company's wholly owned subsidiary Ty-Breakers Corp. These employment agreements contemplate the grant to Mr. Drohan of stock options covering 250,000 shares of Common Stock and the grant to Mr. Kuczynski of stock options covering 125,000 shares of Common Stock. A condition precedent to the effectiveness of the employment agreements and the grant of such options (which condition has not been fulfilled as of the date hereof) is the receipt by the Company of at least $500,000 proceeds from the Offering. If and when such options are issued, they will be exercisable at a price of $1.00 per share, will vest at the rate of 50,000 and 25,000 per year respectively, and will be contingent upon Mr. Drohan's or Mr. Kuczynski's, as the case may be, continual employment with the Company.

     As of December 31, 1996 there were no stock options outstanding under the Stock Option Plan.

Item 11.  Security Ownership and Certain Beneficial Owners and
          Management.

     The following table sets forth, as of March 15, 1997, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.
                                                     Percentage of
                                    Beneficial        Common Stock
Name and Address                   Ownership(3)        Outstanding
----------------                   ------------        ---------

Frank J. Drohan (1)                1,583,726                44.6%

Charles P. Kuczynski (1)              82,163                 2.3%

Old Dominion Growth Fund Ltd.(2)   1,250,000 (4)            35.3%

All officers and Directors as a    1,665,889                47.0%
Group of 2 Persons

---------------
(1) The address for each of these individuals is c/o the Company and each is an officer and director of the Company.

(2)  The address for Old Dominion Growth Fund Ltd. is:
          P.O. Box 556, Main Street
          Charleston, Isle of Nevis
          British West Indies

(3) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

(4) As of the date hereof, all 1,250,000 of these shares are subject to redemption and cancellation by the Company in accordance with the terms of the Redemption Agreement (SEE:

     "Exhibits" and "Management's Discussion and Analysis or Plan of Operation"). The I.B. Agreement expired on March 24, 1997. Pursuant to the terms of the Redemption Agreement, as of the date hereof, Old Dominion is required to return to the Company for cancellation the 1,250,000 shares of Common Stock that it owns. The Company has not yet enforced the Redemption Agreement and is presently in negotiations with Old Dominion regarding an extension of the I.B. Agreement, thereby extending both the time within which the Offering may be made and the date after which all or part of the 1,250,000 shares must be returned to the Company for cancellation pursuant to the Redemption Agreement.

     The Company and Old Dominion are parties to a promissory note dated November 13, 1996 ("Note"), and Frank J. Drohan ("Drohan") and Old Dominion are parties to an escrow agreement dated November 13, 1996 ("Escrow Agreement"). The Note and the Escrow Agreement are attached as exhibits to Drohan's report on Schedule D filed with the Commission on March 7, 1997 (the "13D Filing") and are incorporated herein by reference thereto. Pursuant to the Note, Old Dominion loaned the Company $100,000 and pursuant to the terms of the Note and the Escrow Agreement, Drohan pledged 605,201 shares of Common Stock owned by him as security for the repayment to Old Dominion by the Company of all amounts due under the Note. The Note is payable on the earlier of (a) ten business days after the consummation of the initial sale or sales of securities of the Company for cash next following the consummation of the Merger, of which sale the net proceeds to the Company are in at least the amount then due and owing under the Note, or on November 13, 1997. (SEE: "Exhibits")

Item 12.  Certain Relationships and Related Transactions
Ty-Breakers (NY) Corp.
----------------------
     Ty-Breakers (NY) Corp. [formerly Rif International Corp.] ("TYNY") was a privately held company whose majority shareholder was Frank J. Drohan, the Company's president. On March 22, 1993, the Court issued an order authorizing the sale by the Company of substantially all of its assets to TYNY (the "Asset Sale"). The Asset Sale closed on March 31, 1993. Under the terms of the Asset Sale substantially all of Alfa's assets were sold to TYNY free and clear of all liens.

     Pursuant to the Merger of TYNY with and into Alfa Acquisition Corp. which was consummated on January 23, 1997, Mr. Drohan exchanged his 2,970,000 shares of TYNY common stock, constituting approximately 75.4% of the then outstanding shares of TYNY common stock on a fully diluted basis, for 742,500 shares of Alfa's Common Stock.

     Under a stock grant approved by the Board of Directors in December 1996, the Company issued 164,175 shares of its Common Stock to its President, Frank J. Drohan and 60,000 shares of its Common Stock to its Vice-President, Charles P. Kuczynski, all at a price of $.01 per share.

     Mr. Drohan is an executive officer, one of the two members of the Board of Directors and a principal shareholder of the Company. He was also the principal shareholder, a director and an executive officer of TYNY. Mr. Kuczynski is an executive officer, one of the two members of the Board of Directors and a shareholder of the Company. He was also a shareholder, a director and an executive officer of TYNY.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  (3).      Exhibits (numbered in accordance with Item 601
                    of Regulation S-B).
Exhibit                                                     Page
Numbers        Description                                  Number
-------        -----------                                  ----

 2.1           Plan Of Reorganization & Order
               Confirming the Plan                          **

 2.2           The Merger Agreement                         ***

 3.1           Articles of Incorporation, as amended          *

 3.2           By-Laws                                        *

10.2           The Investment Banking Agreement             ****

10.3           The Promissory Note                          ****

10.4           The Escrow Agreement                         ****

10.5           The Redemption Agreement                     E-01

10.6           Drohan Employment Agreement                  ****

10.7           Kuczynski Employment Agreement               E-04

21.1           Subsidiaries                                 ***


*    Previously filed as exhibits to the Company's Registration
     Statement on Form S-1 (File No. 33-18591) filed with the
     Securities and Exchange Commission and incorporated herein by reference thereto.

** Previously filed with the Securities and Exchange Commission as exhibits to the Company's Report on Form 8-K dated August
     9, 1995.

*** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Report on Form 8-K dated
     January 27, 1997.

**** Previously filed with the Securities and Exchange Commission as exhibits to Frank J. Drohan's Report on Schedule 13D dated March 7, 1997

          (b)  Reports on Form 8-K

               Report dated August  19, 1996
               Report dated January 27, 1997





                           SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Alfa International Corp.



                                   By:  /s/ Frank J. Drohan
                                        ---------------------
                                        FRANK J. DROHAN, Chairman
                                        of the Board of Directors,
                                        President and Chief
                                        Executive & Financial
                                        Officer



                                   By: /s/ Charles P. Kuczynski
                                       ------------------------
                                        CHARLES P. KUCZYNSKI,
                                        Secretary and Director
Dated:  April 14, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer and the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.


Name                     Title                          Date



                         Chairman of the Board,
/s/ Frank J. Drohan      President and Chief      April 14, 1997
-------------------      Executive & Financial
FRANK J. DROHAN          Officer

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Alfa International Corp.

We have audited the accompanying consolidated balance sheets of Alfa International Corp. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International Corp. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going
concern.  As discussed in Note 3 to the consolidated financial statements, the Company has no financial resources to fund operations. This raises substantial doubt about the Company's ability to
continue as a going concern.   Management's plans in regard to
these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             /s/  WISS & COMPANY, LLP
                                  WISS & COMPANY, LLP

Livingston, New Jersey
March 31, 1997

           ALFA INTERNATIONAL CORP. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS

                                               December 31,
         ASSETS                             1996          1995
                                        ___________   ____________
CASH                                    $        57   $      -

OTHER ASSETS:
  Due from affiliate                         49,511          -
  Deferred offering costs                    12,500          -
                                        -----------   ------------
                                             62,011          -
                                        -----------   ------------
                                        $    62,068   $      -
                                        -----------   ------------



  LIABILITIES AND STOCKHOLDERS
  EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                      $     4,286   $     27,669
  Note Payable                              100,000          -
                                        -----------   ------------
                                            104,286         27,669
                                        -----------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock  $.01 par value;
    Authorized 15,000,000 shares;
    issued and outstanding 2,559,488
    shares in 1996 and 1,085,313 shares
    in 1995                                  25,595         10,853
  Series A preferred stock, par value
    $.01 per share; Authorized 978,400
    shares                                      -              -
  Capital in excess of par value          3,053,721      3,053,721
  Retained earnings (deficit)            (3,121,534)    (3,092,243)
                                         ----------    -----------
    Total Stockholders' Equity
      (Deficiency)                          (42,218)       (27,669)
                                         ----------    -----------
                                          $  62,068    $     -
                                         ----------    -----------

See accompanying notes to consolidated financial statements.

           ALFA INTERNATIONAL CORP. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Year Ended December 31,
                                          1996         1995
                                        ______________________

EXPENSES:
  Selling, general and
   administrative                       $ (29,291)   $    (648)
                                        __________   __________
LOSS BEFORE REORGANIZATION ITEM           (29,291)        (648)

REORGANIZATION ITEM - LEGAL FEES             -          10,606
                                        __________   __________

LOSS BEFORE EXTRAORDINARY ITEM            (29,291)     (11,254)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                    -         219,085
                                        __________   __________

NET INCOME (LOSS)                       $ (29,291)   $ 207,831

INCOME (LOSS) PER SHARE OF
COMMON STOCK:
  Loss from operations before
    extraordinary gain                  $    (.02)   $    (.02)
  Extraordinary gain                         -             .37
                                        __________   __________
  Net income (loss)                     $    (.02)   $     .35
                                        ----------   ----------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           1,186,203      597,974

                                        ----------   ----------

See accompanying notes to consolidated financial statements.

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                Preferred Stock        Common Stock     Capital in     Retained
                                         Stated                 Par     Excess of      Earnings
                                Shares    Value        Shares Value     Par Value      (Deficit)
BALANCES AT DECEMBER 31, 1994
                                21,600  648,000     261,800  $  2,618    2,105,302   $(3,300,074)
YEAR ENDED DECEMBER 31, 1995:
 Issuance of common stock per
  court confirmed plan of
  reorganization to preferred
  shareholders in exchange for
  preferred stock              (21,600)(648,000)     21,600       216      647,784           -
 To creditors in exchange for
  pre-petition debt                -        -       303,672     3,037      300,635           -
 To the president in exchange
  for post-petition debt           -        -       498,241     4,982          -             -
 Net Income                        -        -           -         -            -         207,831
                               _______  ________  _________  ________    _________   ___________
BALANCES AT DECEMBER 31, 1995      -        -     1,085,313    10,853    3,053,721    (3,092,243)

YEAR ENDED DECEMBER 31, 1996:
 Issuance of common stock for
  investment banking services      -        -     1,250,000    12,500          -             -
 Issuance of common stock for
  compensation                     -        -       224,175     2,242          -             -
 Net loss                          -        -           -         -            -         (29,291)
                               -------  --------  ---------  --------    ---------   -----------
BALANCES AT DECEMBER 31, 1996  $   -    $   -    $2,559,488   $25,595   $3,053,721   $(3,121,534)
                               -------  --------  ---------  --------    ---------   -----------

See accompanying notes to consolidated financial statements.

                       ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year Ended December 31,
                                                           1996         1995
                                                       ___________  ___________
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
  Professionals' fees for services rendered in
   connection with the Chapter 11 proceeding           $       -     $   10,606
  Net cash flows from operating activities                 (50,431)     (10,620)
                                                        __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of note payable                                 100,000          -
  Loan to affiliate                                        (49,512)         -
                                                        __________   __________
                                                            50,488          -
                                                        ----------   ----------
NET CHANGE IN CASH                                              57          (14)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                        -             14
                                                        __________   __________
CASH AND EQUIVALENTS, END OF YEAR                      $        57  $       -
                                                        ----------   ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 FLOWS FROM OPERATING ACTIVITIES  -
   Net income (loss)                                   $   (29,291) $   207,831

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Gain on extinguishment of debt                             -        (219,085)
   Post-petition payable                                      -             634
   Accounts payable                                        (23,382)         -
   Issuance of common stock for compensation                 2,243          -
                                                        __________    _________
                                                            21,140          -
                                                        __________    _________
NET CASH FLOWS FROM OPERATING ACTIVITIES               $   (50,431) $   (10,620)
                                                        __________    _________
SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
  Issuance of common stock for investment banking
   services                                            $    12,500  $       -

See accompanying notes to consolidated financial statements.

                              A-5

              ALFA INTERNATIONAL CORP. AND SUBSIDIARY

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

DEFERRED COSTS - The Company has deferred costs in connection with a proposed offering of common stock. Upon consummation of the proposed offering, these deferred costs and any additional costs incurred will be charged against capital in excess of par value.

INCOME TAXES - The Company is subject to income taxes at both the Federal and state level. Separate state income tax returns are filed with each state in which the Company conducts business.
Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The provision for income taxes is determined by applying the provisions of the applicable enacted tax laws to taxable income for that period and the net change during the period in the Company's deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PER SHARE DATA - Per share data is based on weighted number of shares of common stock, convertible preferred stock and common stock equivalents (options, preferred stock) outstanding during each year. Common stock equivalents have been excluded due to operating losses during each year.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:
BANKRUPTCY:

On December 9, 1992, Alfa filed a petition for reorganization ("Petition") under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court ("Court") for the District of Arizona. Under Chapter 11, certain claims against Alfa in existence prior to the filing of the Petition were stayed while Alfa continued business operations as a debtor-in-possession. These claims were reflected on the Company's 1993 and 1994 balance sheets as "Liabilities Subject to Compromise." In 1993 Alfa sold substantially all of its assets to a company controlled by Alfa's President. On April 25, 1994 Alfa filed a disclosure statement and a Plan of Reorganization ("Plan") with the Court. On August 4,
1995 the Court issued an order confirming the Plan.

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


NOTE 3:
MANAGEMENT'S PLANS:

During January 1997 Alfa acquired Ty-Breakers (NY) Corp. ("Ty-Breakers") merging it into its wholly-owned subsidiary Alfa Acquisition Corp. Ty-Breakers is a manufacturer of apparel made from Tyvek(R) and Kensel(TM). Management has entered into an agreement with an underwriter in order to raise capital to fund Ty-Breakers. The agreement expired on March 24, 1997. The Company is presently in negotiations with the underwriter to extend the agreement. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:
NOTE PAYABLE:

On November 13, 1996, the Company borrowed $100,000 under a note payable which becomes payable on the earlier of 1) ten business days after the consummation of the initital sale of securities of Alfa for which the net proceeds to Alfa are in at least the amount then due and owing under the note or 2) November 13, 1997. The note bears interest at 6% per annum and is collateralized by 605,201 shares of the Company's common stock owned by the Company's President and Chairman of the Board, Frank J. Drohan.

NOTE 5:
COMMON STOCK, PREFERRED STOCK AND STOCK OPTION PLAN:

COMMON STOCK SPLIT - On August 7, 1995, the Board of Directors declared a one for 25 reverse common stock split distributable on August 4, 1995 to shareholders of record at the close of business on August 4, 1995. All references to per share amounts and number of shares except shares authorized, have been restated to reflect the stock split on a retroactive basis. In addition, an amount equal to the par value of the shares of common stock outstanding prior to the split was transferred from capital in excess of par value to common stock.

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

COMMON STOCK - On December 6, 1996 the Company's board of directors approved a stock grant to two officers (also members of the board of directors) of 224,175 shares of common stock at $.01 per share, the fair market value per share, as compensation for past services.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of an Investment Banking Agreement and a Stock Redemption Agreement, each dated December 6, 1996, the Company issued 1,250,000 shares of its common stock to an investment banker who is attempting to raise capital for the Company. An amount equal to the fair market value of the common stock ($12,500) has been recorded as a deferred asset at December 31, 1996. In accordance with the provisions of the Stock Redemption Agreement, the underwriter is obligated to return these shares to the Company since it did not raise the minimum capital required by March 24, 1997. The Company has not yet enforced the Stock Redemption Agreement and is presently negotiating with the underwriter regarding an extension of time for both agreements.

NOTE 6:
PROVISION FOR INCOME TAXES:

Deferred tax asset is comprised of the following:

                                      December 31,
                             1996                     1995
                         ----------               ----------
Federal net operating
   loss carryforwards    $1,150,000               $1,140,000

State net operating
loss carryforwards
net of federal tax
benefit                     100,000                  180,000
                         __________               __________
                          1,250,000                1,320,000
Less:
Valuation allowance       1,250,000                1,320,000
                         __________               __________
                         $    -                   $    -
                         ----------               ----------



The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 1996 and 1995.

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 1996.

At December 31, 1996, the Company had Federal net operating loss carryforwards of approximately $3,370,000 which expire beginning in 2004. The Company's issuance of shares during fiscal 1995 and subsequent thereto results in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which limits the Company's use of these net operating loss carryforwards.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:
SUBSEQUENT EVENT:

On January 23, 1997, The Company's wholly-owned subsidiary acquired Ty-Breakers. Substantially all of the assets of the Company had been sold by the Company to Ty-Breakers in 1993.

In connection with the merger, the Company issued 984,408 shares of its common stock in exchange for 100% of the outstanding capital stock of Ty-Breakers. The Company's Chairman of the Board, who owned approximately 75% of Ty-Breakers common stock, was issued 742,500 of such shares.

The following unaudited pro forma summary for the year ended
December 31, 1996, presents the consolidated balance sheet and statement of operations as if the acquisition of Ty-Breakers had occurred at the beginning of the 1996 fiscal year after giving effect to certain adjustments including amortization of goodwill on the statement of operations. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BALANCE SHEET DATA AT DECEMBER 31, 1996 (UNAUDITED)



                                   Proforma
                                   --------

Current assets                  $     51,621
Current liability                    289,154
                                  ___________
Working capital                     (237,533)

Other assets                         361,632<F1>

Other liabilities                    156,441
                                  -----------

Stockholders' equity
 (deficiency)                        (32,342)<F2>
                                  -----------

<F1>
Includes goodwill of $270,315.
<F2>
Included issuance of 984,408 shares of common stock.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        STATEMENT OF OPERATIONS DATA
                FOR THE YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)


                               Proforma
                               --------

Revenues                   $   121,994
                           ___________

Net loss                   $   295,977<F3>
                           ___________

Net loss per share         $       .14
                           ___________

<F3>
Includes amortization of goodwill over five years.