Form 10QSB
period 1997-03-31
ALFA INTERNATIONAL CORP
filed 1997-05-14
CIK 820600

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended:    March 31, 1997
                                -------------------
Commission File Number:   0-17264
                        -----------

                        ALFA International Corp.
          (Exact name of registrant as specified in its charter)


         New Jersey                            22-2216835

(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification Number)

                 50 South Buckhout Street, Irvington, New York
                   (Address of principal executive offices)

                                   10533
                                 (Zip Code)

                              (914) 591-1994
             Registrant's telephone number, including area code



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

As of March 31, 1997, the registrant had outstanding 3,543,898 shares of Common Stock, par value $.01 per share.


                         ALFA INTERNATIONAL CORP.

                                  INDEX

                      PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                 BALANCE SHEETS

                         DECEMBER 31, 1996
                         MARCH 31, 1997

                 STATEMENTS OF OPERATIONS


                         THREE MONTHS ENDED MARCH 31, 1996
                         THREE MONTHS ENDED MARCH 31, 1997


                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         THREE MONTHS ENDED MARCH 31, 1997

                 STATEMENTS OF CASH FLOWS

                         THREE MONTHS ENDED MARCH 31, 1996
                         THREE MONTHS ENDED MARCH 31, 1997


                 NOTES TO FINANCIAL STATEMENTS



ITEM 2:  MANAGEMENT'S PLAN OF OPERATION



                      PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5:  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORT ON FORM 8-K






                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         ASSETS                            March 31,   December 31,
                                             1997          1996
CURRENT ASSETS:                           (Unaudited)    Note 1
                                          -----------  ---------
  Cash and equivalents                    $   3,295     $     57
  Accounts receivable-trade                     985            0
  Inventory                                  23,619            0
  Prepaid expenses and other
   current assets                            12,051            0
                                          ---------    ---------

        Total Current Assets                 39,950            0

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment                14,014            0
  Furniture & Fixtures                       11,459            0
                                          ---------    ---------
                                             25,473            0
  Less:  Accumulated depreciation           (10,783)           0
                                          ---------    ---------
                                             14,690            0

Other Assets:
Due From Affiliate                                0       49,511
Deferred Offering Cost                       12,500       12,500
Investment in API                            60,000            0
Goodwill                                    256,799            0
Deposits                                      4,128            0

Total Assets                              $ 388,067     $ 62,068





















  LIABILITIES AND STOCKHOLDERS' EQUITY (Note 2)

CURRENT LIABILITIES:
  Accounts payable - trade:               $ 145,661     $  4,286
  Note Payable                              133,828      100,000
  Current Portion - Long Term Debt           40,897            0
  Accrued expenses and other current
    liabilities                              39,139            0

        Total Current Liabilities           359,525      104,286

STOCKHOLDERS EQUITY:
  Common Stock - $ .01 par value
    Authorized - 15,000,000 shares
    Issued -  3,543,898 shares at 3/31/97
      and 2,559,488 shares at 12/31/96       35,439       25,595
  Undesignated preferred stock:
    Authorized - 978,400 shares
    Issued and outstanding - none               -            -
  Capital in excess of par value          3,223,099    3,053,721
  Retained earnings (deficit)            (3,168,927)  (3,121,534)
                                         -----------  ----------
      Total Stockholders' Equity
           (Deficiency)                     (89,611)     (42,218)
                                         -----------  ----------

  Total Liabilities & Equity             $  388,067    $  62,068























                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                   MARCH 31
                                             ------------------
                                             1997          1996
                                             ----          ----
REVENUES:
 Net sales                                   $  2,679  $      0
 Interest Income                                    0         0
 Other income                                     -         -
                                             --------  --------
                                                2,679         0

COST AND EXPENSES:
 Cost of sales                                    250         0
 Selling,general and administrative            47,147       485
 Interest expense                               2,675       -
                                             --------  --------
                                               50,072       485

LOSS FROM BEFORE INCOME TAXES                 (47,393)     (485)
                                             --------- ---------


INCOME TAXES (CREDITS):
 Federal                                          -         -
 State                                            -         -



NET LOSS                                     $(47,393) $   (485)
                                             --------- ---------


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      3,543,898  1,085,313


NET INCOME (LOSS) PER SHARE                 $  (.01)   $   ( - )











                  ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                      Preferred Stock        Common Stock   Capital in     Retained
                               Stated                Par    Excess of      Earnings
                      Shares    Value        Shares Value   Par Value      (Deficit)
                      ------  -------        ------ -----   ----------     ---------
BALANCE AT
DECEMBER 31, 1996        -        -      2,559,488 $25,595  $3,053,721   $(3,121,534)

Issuance of Common
Stock for Merger                           984,410 $ 9,844  $  169,378

Net (loss) for
the Three
Months ended
March 31, 1997           -        -            -       -           -         (47,393)
                      ------  -------    --------- -------  ----------   ------------

BALANCE AT
March 31, 1997           -        -      3,543,898 $35,439  $3,223,099   $(3,168,927)













              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION:

     The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, with the exception of adjustments necessary to reflect the acquisition on January 23, 1997 of Ty-Breakers (NY) Corp. ("Ty-Breakers") by the Company, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly-owned subsidiary - Ty-Breakers - through which it conducts all operations. All intercompany transactions have been eliminated in its consolidation with Alfa.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December
31, 1996.



             ALFA INTERNATIONAL CORP.("Alfa") AND SUBSIDIARIES


ITEM 2 - Management's Plan of Operation


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

On November 13, 1996 Old Dominion Growth Fund Limited ("Old Dominion") loaned the Company $100,000 for use by the Company for, among other things, funding the ongoing operations of Ty-Breakers
(NY) Corp.("TYNY") which Old Dominion wished the Company to acquire. Such loan is evidenced by a promissory note ("Note") dated November 13, 1996. The Company's president, Frank J. Drohan, has pledged 605,201 shares of Common Stock owned by him as collateral for the payment in full by the Company of all amounts owing under the Note. The Note is payable on the earlier of (a) ten business days after the consummation of the initial sale or sales of securities of Alfa for cash next following January 23, 1997, of which sale the net proceeds to Alfa are in at least the amount then due and owing under the Note, or (b) on November 13, 1997.

On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B. Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. Additionally on December 6, 1996 the Company and Old Dominion entered into a stock redemption agreement ("Redemption Agreement") requiring Old Dominion, depending upon the amount of proceeds the Company receives in the Offering, to contribute all, some or none of the 1,250,000 shares of Common Stock owned by it to the Company. In accordance with the provisions of the I.B. Agreement, Old Dominion was required to deliver a minimum of $500,000 in proceeds from the Offering to the Company within sixty (60) days after January 23, 1997 (the "Merger Date"). As of the date hereof Old Dominion has failed to deliver such $500,000 to the Company and as a direct result of this, the Company is in a precarious financial position. The I.B. Agreement expired on March 24, 1997.

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

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers, which the Company acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek(R) and Kensel. Tyvek is a registered trademark of the DuPont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. The financial statements contained herein as of March 31, 1997 include the balance sheet data and results of operations for Ty-Breakers for the period January 23, 1997 (the Merger Date) through and including March 31, 1997.

It was managements' intention to conduct the Offering and use the proceeds to implement Ty-Breakers' sales and marketing plan for its Tyvek(R) and Kensel jackets. Should the ongoing negotiations with Old Dominion be successful, management intends to carry out that plan. Should the ongoing negotiations with Old Dominion be unsuccessful, management intends to seek alternate sources of financing to carry out that plan. The Company, through its wholly owned subsidiary Ty-Breakers, markets jackets and other apparel made from DuPont's Tyvek material and from Ty-Breakers' patented Kensel material. The expanded marketing plan is targeted at retail stores and catalog companies. Ty-Breakers presently markets its products almost exclusively to the premium and incentive market.

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

If the Company and Old Dominion are able to successfully conclude the Offering described in the I.B. Agreement (or if similar alternate financing is secured by the Company), management believes that the Company will have sufficient cash to meet its requirements for the next twelve months. If the Company and Old Dominion are not able to successfully conclude the Offering described in the I.B. Agreement (or if similar alternate financing is not secured), management does not believe the Company will have sufficient cash to meet its requirements for the next twelve months or to continue as a going concern. The Company has been continually assured by Old Dominion that immediately after a price for the Company's Common Stock is entered on the OTC Electronic Bulletin Board by any market maker, that Old Dominion will conduct an offering of $500,000 of the Company's securities. The Company is attempting to have several market makers sponsor its Common Stock on the OTC Bulletin Board and, as of the date hereof, has been assured that one such market maker has filed the necessary forms and will make a market in the Company's Common Stock as soon as it gets clearance to do so from the NASD. If the Company is successful in its efforts to get its Common Stock quoted on the OTC Bulletin Board and Old Dominion still fails to conduct the Offering of the Company's securities as generally described in the I.B. Agreement (or if similar alternate financing is not secured), management does not believe the Company will have sufficient cash to meet its requirements for the next twelve months or to continue as a going concern. The Company is unable to predict the outcome of the uncertainty surrounding the Offering at this time nor is the Company able to predict with any certainty how much longer it can continue operations absent the Offering (or some other financing).

The Company presently has no employees. Absent a successful conclusion to its ongoing financing efforts, the Company does not intend to hire any employees.


RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31,1997 vs.
THREE MONTHS ENDED MARCH 31,1996

Net sales revenue was $2,679 during the first quarter of 1997 versus zero for the first quarter of 1996. Alfa incurred a net loss of $47,393 in the first quarter of 1997 as compared to a net loss of $ 485 for the comparable period in 1996. The first quarter of 1997 includes the results of Ty-Breakers operations from January 23, 1997 and represents the first quarterly period since 1993 that the Company had operations. The results of operations were negatively impacted by the inability of the Company to execute its sales and marketing plan due to the failure of Old Dominion to deliver the anticipated $500,000 in capital to the Company subsequent to the Merger.


LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of ($319,575) at March 31, 1997 as compared to a deficit of ($104,286) at December 31, 1996. This represents an increase of ($215,289) and is attributable to Alfa's consolidated operating loss for the period, the acquisition of Ty-Breakers and the failure of the Offering to occur as scheduled. A successful completion of the Offering or alternate financing for the Company to carry out Ty-Breakers' sales and marketing plan is necessary to allow continued operations.




                   PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

The Company's wholly owned subsidiary Ty-Breakers was acquired on January 23, 1997. Ty-Breakers presently has certain past due accounts payable, including past due rental payments on its office and warehouse space, and is a party to two settlement stipulations regarding certain of those accounts payable. Should the Company be successful in its financing efforts and thereby be in a position to fund its subsidiary's operations these matters will be of no consequence. Should the Company be unsuccessful in its financing efforts these matters will be significant, possibly sufficient to cause the Company and/or Ty-Breakers to cease operations temporarily or permanently.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE - As previously reported on the Company's Report on Form
       10-KSB for the year ended December 31, 1996, Mr. Frank
       J. Drohan and Mr. Charles P. Kuczynski continue as the only members of the Company's Board of Directors.

ITEM 5: OTHER INFORMATION

On January 23, 1997, the Company acquired Ty-Breakers (NY) Corp. ("TYNY") through the merger of TYNY with and into Alfa Acquisition Corp. ("AAC"), a New York corporation and wholly owned subsidiary of the Company. Subsequent to the merger AAC changed its corporate name to Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is now a wholly owned subsidiary of the Company.



ITEM 6: EXHIBITS AND REPORT ON FORM 8-K


         (B)  Reports on Form 8 - K

              Report on Form 8-K dated January 27, 1997 disclosing the acquisition of Ty-Breakers (NY) Corp. by the Company.




                                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: May 14, 1997                ALFA INTERNATIONAL CORP.
                                        (Registrant)



                                   By: /s/Frank J. Drohan

                                       Frank J. Drohan
                                       Chief Executive Officer
                                       and Chief Financial Officer