Form 10KSB/A
period 1995-12-31
ALFA INTERNATIONAL CORP
filed 1997-06-03
CIK 820600

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Alfa's Common Stock trades in the over the counter market and is listed on the OTC Bulletin Board under the symbol "ALFE".

     The Company has been informed, but cannot be certain, that the high and low bid prices for the Common Stock for the eight quarters ending 12/31/95 was 1/16 and 1/64 respectively. At March 15, 1996 the Company had 6,545,006 shares of its Common Stock issued and outstanding and there were approximately 1,885 holders of record of such Common Stock.

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

     At December 31, 1995 and as of March 15, 1996 the Company had 21,600 shares of Series A Preferred Stock issued and outstanding.

     When the Plan of Reorganization is fully implemented the aforementioned 6,545,006 shares of Common Stock will be reverse split on a 1 for 25 basis, the Company's pre-petition creditors who have filed proofs of claim will be issued a total of 303,680 shares of Common Stock, the Company's president, Mr. Frank J. Drohan, will be issued 498,241 shares of Common Stock and the aforementioned 21,600 shares of Series A Preferred Stock will be exchanged for 21,600 shares of Common Stock.