Form 10KSB/A
period 1996-12-31
ALFA INTERNATIONAL CORP
filed 1997-06-03
CIK 820600

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters.

     Until March 31, 1997 Alfa's Old Common Stock traded in the over the counter market and was listed on the OTC Electronic
Bulletin Board under the symbol "ALFE". In January 1997, concurrent with the effectiveness of the Company's reverse split of the Old
Common Stock pursuant to the Plan, the Company applied for and was assigned, a new trading symbol - "TYBR" - for its Common Stock. On
March 19, 1997 an NASD member firm was cleared to quote the Company's Common Stock on the OTC Bulletin Board. That firm subsequently failed to maintain their market. Another NASD member firm has applied for clearance to begin making a market in the Company's
Common Stock under the TYBR symbol, but no assurance can be given at this time that any such market-maker will actually make such a market.

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