Form 10QSB
period 1997-06-30
ALFA INTERNATIONAL CORP
filed 1997-08-12
CIK 820600

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:    June 30, 1997

Commission File Number:              0-17264


                        ALFA International Corp.
          (Exact name of registrant as specified in its charter)


         New Jersey                          22-2216835
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification Number)


         50 South Buckhout Street, Irvington, New York, 10533
                (Address of principal executive offices)


                          (914) 591-1994
          Registrant's telephone number, including area code


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


As of August 12, 1997, the registrant had outstanding 3,693,898 shares of Common Stock, par value $.01 per share, of which 1,250,000 of such shares will be returned to the Company for cancellation in accordance with the Redemption Agreement. (See:
Item 2)


                        ALFA INTERNATIONAL CORP.

                                 INDEX

                     PART I - FINANCIAL INFORMATION



ITEM 1:     FINANCIAL STATEMENTS

                    BALANCE SHEETS

                            DECEMBER 31, 1996
                            JUNE 30, 1997

                    STATEMENTS OF OPERATIONS


                            THREE MONTHS ENDED JUNE 30, 1996
                            THREE MONTHS ENDED JUNE 30, 1997

                            SIX MONTHS ENDED JUNE 30, 1996
                            SIX MONTHS ENDED JUNE 30, 1997

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            SIX MONTHS ENDED JUNE 30,1997

                    STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996
                            SIX MONTHS ENDED JUNE 30, 1997


                    NOTES TO FINANCIAL STATEMENTS


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


                      PART II - OTHER INFORMATION


ITEM 1:          LEGAL PROCEEDINGS


ITEM 2:          CHANGES IN SECURITIES


ITEM 6:          EXHIBITS AND REPORT ON FORM 8-K



                 ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

         ASSETS                          June 30,   December 31,
                                           1997         1996
CURRENT ASSETS:                        (Unaudited)   ( Note 1)
                                       -----------  -----------
  Cash and equivalents                  $      997   $       57
  Accounts receivable                          363            0
  Inventory                                 23,619            0
  Prepaid expenses and other
   current assets                           15,150            0
                                         -----------  ---------
         Total Current Assets               40,129           57

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment               14,014            0
  Furniture & Fixtures                      11,459            0
                                       -----------  -----------
                                            25,473            0
  Less:  Accumulated depreciation          (10,783)           0
                                       -----------  -----------
                                            14,690            0

Other Assets:

Due From Affiliate                               0       49,511
Deferred Offering Cost                      12,500       12,500
Investment in API                           60,000            0
Goodwill                                   243,283            0
Deposits                                     4,128            0

Total Assets                            $  374,730   $   62,068



  LIABILITIES AND STOCKHOLDERS' EQUITY (Note 2)

CURRENT LIABILITIES:
  Accounts payable - trade:             $  144,302        4,286
  Note payable                             133,828      100,000
  Current Portion - Long Term Debt          40,897            0
  Accrued expenses and other current
    liabilities                             36,900            0

        Total Current Liabilities          355,927      104,286
                                       -----------  -----------

LONG TERM DEBT                             129,048            0






STOCKHOLDERS EQUITY:
  Common Stock - $ .01 par value
    Authorized - 15,000,000 shares
    Issued - 3,693,898 shares at 6/30/97
    and 2,559,488 at 12/31/96               36,939       25,595
  Undesignated preferred stock:
    Authorized - 978,400 shares
    Issued and outstanding - none
  Capital in excess of par value         3,262,867    3,053,721
  Retained earnings (deficit)           (3,189,561)  (3,121,534)
                                        -----------  ----------
      Total Stockholder's Equity          (110,245)     (42,218)
                                        -----------  ----------

                                        $  374,730   $   62,068







































                  ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                       THREE MONTHS ENDED        SIX MONTHS ENDED
                            June 30                   June 30
                       1997          1996        1997        1996
                    ---------   ---------   ---------   -------

REVENUES:
 Net sales          $   1,058   $       0   $   3,737   $      0
 Interest Income            0           0           0          0
 Other income               0           0           0          0
                    ---------   ---------   ---------   -------
                        1,058           0       3,737          0

COST AND EXPENSES:
 Cost of sales             36           0         286          0
 Selling, general
  & administrative     21,570       2,379      68,717      2,864
 Interest expense          86           0       2,761          0
                    ---------   ---------   ---------   -------

                       21,692       2,379      71,764      2,864


LOSS BEFORE INCOME
  TAXES               (20,634)     (2,379)    (68,027)    (2,864)

INCOME TAXES
 (CREDITS):
 Federal                   -           -           -          -
 State                     -           -           -          -



NET LOSS            $ (20,634)  $  (2,379)  $ (68,027)  $  (2,864)



WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        3,693,898   1,085,313   3,693,898   1,085,313

NET INCOME (LOSS) PER
 SHARE EXCLUDING
 EXTRAORDINARY ITEM $   ( - )   $   ( - )   $   ( - )   $   ( - )



                   ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


              Preferred     Common Stock
                Stock                       Capital in Retained
            ------------- ----------------- Excess of  Earnings
                   Stated            Par    Par Value  (Deficit)
            Shares  Value Shares    Value   ---------- --------
            ------ ------ --------- -------


BALANCE AT
DECEMBER 31,
1996            -     -   2,559,488 $25,595 $3,053,721 $(3,121,534)

Issuance of
Common
Stock per
Merger And
Private
Placement       -     -   1,134,410 $11,344    209,146       -

Net loss for
the Six
Months ended
June 30, 1997   -     -         -        -         -       (68,027)


BALANCE AT
June 30, 1997  -0-   -0-  3,693,898 $36,939 $3,262,867 $(3,189,561)
             ----- -----  --------- ------- ---------- --------




















           ALFA INTERNATIONAL CORP.("Alfa") AND SUBSIDIARIES

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


ITEM 2 - Management's Discussion and Analysis and Plan of Operation


On November 13, 1996 Old Dominion Growth Fund Limited ("Old Dominion") loaned the Company $100,000 (the "Bridge Loan") for use by the Company for, among other things, funding the ongoing operations of Ty-Breakers (NY) Corp.("TYNY") and the acquisition of TYNY which Old Dominion wished the Company to acquire. The Bridge Loan is evidenced by a promissory note ("Note") dated November 13, 1996. The Company's president, Frank J. Drohan, has pledged 605,201 shares of Alfa's Common Stock owned by him as collateral for the payment in full by the Company of all amounts owing under the Note. The Note is payable on the earlier of (a) ten business days after the consummation of the initial sale or sales of securities of Alfa for cash next following January 23, 1997, of which sale the net proceeds to Alfa are in at least the amount then due and owing under the Note, or (b) on November 13, 1997.

On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B. Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. Additionally on December 6, 1996 the Company and Old Dominion entered into a stock redemption agreement ("Redemption Agreement") requiring Old Dominion, depending upon the amount of proceeds the Company received in the Offering, to contribute all, some or none of the 1,250,000 shares (the "Shares") of Common Stock owned by it to the Company. The Offering never occurred and the Company has received no such proceeds. The acquisition of Ty-Breakers by the Company was the only condition precedent to Old Dominion's obligation to conduct the Offering. The Company acquired Ty-Breakers on January 23, 1997 (the "Merger Date"). In accordance with the provisions of the I.B. Agreement, Old Dominion was required to deliver a minimum of $500,000 in proceeds from the Offering to the Company within sixty (60) days after the Merger Date. Old Dominion failed to deliver such $500,000 to the Company resulting in the Company being placed in a precarious financial position - unable to generate revenues by executing the Ty-Breakers marketing plan and unable to repay the Note. The I.B. Agreement expired on March 24, 1997.

Since the I.B. Agreement has expired and the Offering has not and will not occur, Old Dominion is obligated, in accordance with the terms of the Redemption Agreement, to return the 1,250,000 Shares to the Company for cancellation. As previously reported the Company was in negotiations with Old Dominion regarding an extension of the I.B. Agreement, thereby extending both the time within which the Offering may be made and the date the Shares must be returned to the Company. Old Dominion ultimately informed the Company that it was unwilling and/or unable to conduct the Offering and inquired as to when the Company planned to repay the Note. The negotiations with Old Dominion have been terminated and the Company has notified Old Dominion to return the Shares for cancellation in accordance with the terms of the Redemption Agreement. The Company is awaiting the return of the Shares.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers, which the Company - in accordance with the terms of the I.B. Agreement - acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek (R) and Kensel. Tyvek is a registered trademark of the DuPont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Ty-Breakers is unable to market its Tyvek or Kensel products without financing from the Company.

It was managements' intention to conduct the Offering and use the proceeds to implement Ty-Breakers' sales and marketing plan for its Tyvek (R) and Kensel jackets. The failure by Old Dominion to conduct the Offering prevented this from happening and placed the Company in a precarious financial position. Management sought alternate sources of financing to carry out its sales and marketing plan. In June 1997, the Company, Ty-Breakers and API entered into an investment banking agreement (the "Continental Agreement") with Continental International Trading Corp. ("Continental"). The Continental Agreement contemplates, among other things, a private placement offering (the "Private Placement") by the Company of up to $1,500,000 of its securities in the form of units ("Units") consisting of Common Stock and Warrants, with Continental acting as placement manager. The Company will pay Continental a commission equal to 50% of the gross proceeds received from Units sold by Continental. The Company need not pay any commission to Continental on Units sold by the Company directly to investors without Continental's participation. The Company also agreed to issue 400,000 shares of Common Stock to Continental if the Company sells, through Continental's efforts, all 60 Units offered. If the Company sells, through Continental's efforts, less than 60 Units, the Company will adjust the number of shares to be issued to Continental proportionately. As of the date hereof, twenty-six
Units have been sold in the Private Placement. The Company intends to use the net proceeds from the Private Placement to begin operations and to fund the Ty-Breakers' marketing plan. The marketing plan is targeted at retail stores and catalog companies with the intention of selling them jackets made from Tyvek and from Ty-Breakers' patented Kensel material. Ty-Breakers presently markets its products almost exclusively to the premium and incentive market on a custom basis and has not yet introduced products made from its patented Kensel material.

Although preliminary discussions with respect to its acquisition by Alfa have been held with Auto-Pilot,Inc. ("API"), a Delaware corporation involved in the development of micro-computer products, no assurance can be given at this time that such an acquisition can or will be consummated. Management is presently focussed on completing the Private Placement and launching the Ty-Breakers marketing effort in order to generate sales and earnings for the Company. Any acquisition by the Company of API is contingent upon many factors, including the sale of the 60 Units in the Private Placement and the exercise of the warrants contained in those Units. If and when those warrants are exercised, the Company may be in a position to provide the financing necessary for API to carry out its business plan and may then be in a position, depending on business conditions and the Company's sales and earnings at the time, to conclude the API acquisition. API is controlled by the Company's president and members of his family.

Any potential business combination with API is conditional upon, among other things, the successful conclusion of the Private Placement, the exercise of the warrants contained in the Units, the successful execution of the Ty-Breakers' marketing plan, the Company's record of sales and earnings at the time and general business and economic conditions at the time.

As a result of funds received to date from the Private Placement, management believes that the Company will have sufficient cash to meet its requirements, including the repayment of the Bridge Loan, for the next twelve months. If the Company and Continental are able to successfully conclude the Private Placement, management believes that the Company will have sufficient cash to fund the Ty-Breakers' marketing plan, thereby generating sales and earnings for the Company. If the Company and Continental are not able to successfully conclude the Private Placement, management believes that the Company may not have sufficient cash to fund the Ty-Breakers' marketing plan and Ty-Breakers therefore will not have sufficient funds to meet its requirements for the next twelve months or to continue as a going concern. The Company had been continually assured by Old Dominion, first - that immediately after the Merger was consummated, and then - that immediately after a price for the Company's Common Stock was entered on the OTC Electronic Bulletin Board by any market maker, - that Old Dominion would conduct the Offering. The Company consummated the Merger and then the Company - not Old Dominion - succeeded in having a market maker sponsor its Common Stock on the OTC Electronic Bulletin Board ( OTC Symbol: TYBR). As of the date hereof, at least two market makers are making a market in the Company's Common Stock. Although the Company was successful in its efforts to consummate the Merger and to get its Common Stock quoted on the OTC Electronic Bulletin Board, Old Dominion still failed to conduct the Offering of the Company's securities. In order to preserve the Company as a going concern, management entered into the Continental Agreement. The Company is unable to predict the outcome of the uncertainty surrounding the completion of the Private Placement at this time.

As of the date hereof, the Company has two employees. Upon the successful conclusion of the Private Placement, the Company intends to hire several additional employees and to execute the Ty-Breakers marketing plan.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,1997 vs.
THREE MONTHS ENDED JUNE 30,1996
Net sales revenue was $1,058 during the second quarter of 1997 versus zero for the second quarter of 1996. The Company had minimal sales during the second quarter of 1997 because it was unable to launch its marketing program for its Ty-Breakers subsidiary due to lack of financing resulting from the failure of the Offering to occur. During the second quarter of 1996 the Company was inactive as previously reported. The Company realized a net loss of $20,634 during the second quarter of 1997.

SIX MONTHS ENDED JUNE 30,1997 vs.
SIX MONTHS ENDED JUNE 30,1996
Net sales revenue was $3,737 during the first six months of 1997 versus zero for the first six months of 1996. The Company had minimal sales during the first six months of 1997 because, due to the failure of the Offering to occur, it was unable in March 1997 to launch its Ty-Breakers' marketing program as planned. During and after the termination of the Old Dominion negotiations, management's efforts were devoted exclusively to securing an alternate source of financing for the Company. During the first six months of 1996 the Company was inactive as previously reported. The Company realized a net loss of $68,027 for the six month period ended June 30, 1997. The Company is making initial preparations to launch its Ty-Breakers marketing plan as funds become available from sales of Units in the Private Placement.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of ($315,798) at June 30, 1997 as compared to a deficit of ($104,229) at December 31, 1996. This represents an increase in the working capital deficit of $211,569 and is attributable to the Company's consolidated operating loss for the six month period, the acquisition of Ty-Breakers and the failure of the Offering to occur. The successful conclusion of the Private Placement will be necessary to allow the Company to pursue its marketing plan for its Ty-Breakers subsidiary. As of the date hereof the Private Placement is ongoing and 26 Units representing $325,000 of net proceeds to the Company, have been sold.


                     PART II  -  OTHER INFORMATION

ITEM 1: Legal Proceedings

The Company's wholly owned subsidiary Ty-Breakers was acquired on January 23, 1997. Ty-Breakers presently has certain past due accounts payable and the Company has been providing advances to Ty-Breakers to pay certain of these amounts and to begin initial preparation of its marketing plan. As of the date hereof, Ty-Breakers has paid the two settlement stipulations to which it was a party and these two matters are now settled. Should the Company be successful in selling all or a sufficient number of Units in the Private Placement and thereby be in a position to fund its subsidiary's operations, these matters will be of no consequence. Should the Company be unsuccessful in selling all or a sufficient number of Units in the Private Placement these matters will be significant, possibly sufficient to cause Ty-Breakers to cease operations temporarily or permanently.

ITEM 2: Changes in Securities

(c) On April 28, 1997 the Company sold in a private placement 150,000 shares of its Common Stock directly to a non-affiliated shareholder who is also an accredited investor at a price of $0.125 per share for a total cash consideration of $18,750. No sales commission was paid on this transaction and the Company relied on Rule 506 of Regulation D in consummating this transaction. Between July 1997 and the date hereof the Company sold 26 Units of its securities in the Private Placement. Each Unit consists of 50,000 shares of Common Stock and 25,000 common stock purchase warrants. Each warrant is exercisable at $1.00 per share. The price of each Unit is $25,000 and the Company paid Continental a commission of 50% of the sales price of the 26 Units. The Units are being offered without any registration pursuant to the exemptions from registration contained in Rule 506 of Regulation
D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

         (B)  Reports on Form 8 - K

              None



                                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED: August 12, 1997             ALFA INTERNATIONAL CORP.
                                        (Registrant)





                                   By: /s/ Frank J. Drohan
                                       -------------------
                                       Frank J. Drohan
                                       Chief Executive Officer
                                       and Chief Financial Officer