Form 10KSB40
period 1997-12-31
ALFA INTERNATIONAL CORP
filed 1998-04-16
CIK 820600

                               FORM 10-KSB405
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997
                          -----------------
Commission File Number 0-17264
                       -------
                     ALFA INTERNATIONAL CORP.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


         NEW JERSEY                               22-2216835
_______________________________             _______________________
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification  Number)

           50 South Buckhout Street, Irvington, N.Y. 10533
           _______________________________________________
                (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (914) 591-1994
                                                     _____________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $. O1 par value
                  _____________________________
                        (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [x] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained therein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.    [x]

The aggregate market value of the 1,075,512 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on April 9, 1998 was $1,478,829. (SEE: "Market for Common Equity and Related Stockholder Matters").

The registrant's total revenue for the fiscal year ended December 31, 1997 were $ 30,769.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  [x] Yes     [  ] No

As of March 15, 1998 the Company had outstanding 6,268,898 shares of common stock, par value $. O1 per share ("Common Stock").

The Index to Exhibits appears on page 14.

                   DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1996, Part III -Exhibits.















                 BALANCE OF THIS PAGE INTENTIONALLY LEFT BIANK

                        ALFA INTERNATIONAL CORP.
            Table of Contents to Annual Report on Form 10-KSB
                     Year Ended December 31, 1997

                                                               Page
                                    Part I
Item 1.        Description of Business                          4

Item 2.        Description of Property                          8

Item 3.        Legal Proceedings                                8

Item 4.        Submission of Matters to a Vote
                 of Security Holders                            9

                                    Part II

Item 5.        Market for Common Equity and
                 Related Stockholder Matters                    9

Item 6.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations 10

Item 7.        Financial Statements                            15

Item 8.        Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                          15

                                    Part III

Item 9.        Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with
                 Section 16(a) of the Exchange Act             15

Item 10.       Executive Compensation                          16

Item 11.       Security Ownership and Certain Beneficial
                 Owners and Management                         19

Item 12.       Certain Relationships and Related
                 Transactions                                  20

Item 13.       Exhibits and Reports on Form 8-K                21

                                   PART I

Item 1.     Description of Business

Introduction
------------
Alfa International Corp. ("Alfa" or the "Company") was formed in 1978 to engage in the import-export business. The Company was inactive from April 1993 until January 1997. In 1986 it began the production and marketing of promotional apparel made of Tyvek, a paper-like material produced and sold by E.I. Du Pont de Nemours & Company ("Du Pont"). In 1988 Alfa began importing and distributing a line of videocassette shells and videotapes from Hong Kong. The Company incurred significant losses in its videocassette business and subsequently discontinued that business segment. In December 1991 Alfa acquired Nieman Machine Company. The Company dissolved its Nieman subsidiary in November 1992, after all Nieman's contracts were cancelled when the U.S. Government terminated its Seawolf submarine contracts. In December 1992, Alfa filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Arizona ("Court") and in March 1993, with the approval of the Court, sold substantially all its Tyvek apparel related assets to Ty-Breakers (NY) Corp., ("TYNY") a private company controlled by Alfa's president. On August 4, 1995 the Court issued an order confirming the Company's Plan of Reorganization. On August 12, 1996 the Court issued an order discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court. (See: "Legal Proceedings")

On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B. Agreement") with Old Dominion Growth Fund Limited, a British Virgin Islands corporation ("Old Dominion"). The term of the I.B. Agreement expired on March 24, 1997. The I.B. Agreement contemplated, among other things, (i) the acquisition of TYNY and API by the Company, and (ii) an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. The Company intended to use the proceeds from the Offering to execute its sales and marketing plan for its TYNY subsidiary.

Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated January 9, 1997 among the Company, Alfa Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company ("AAC"), and TYNY, on January 23, 1997, TYNY was merged with and into AAC (the "Merger"). Subsequent to the Merger, AAC changed its corporate name to Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is now a wholly owned subsidiary of the Company. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material.

Old Dominion failed to conduct the Offering, leaving the Company in a precarious financial position. The Company sought alternate sources for its required equity financing and entered into a Settlement Agreement with Old Dominion on November 26, 1997. In June 1997, the Company, Ty-Breakers and API entered into an investment banking agreement (the ("Continental

Agreement") with Continental International Trading Corp. ("Continental"). Between June and November of 1997, the Company successfully completed the
1.5 million-dollar private placement ("Private Placement") contemplated under the Continental Agreement and is presently conducting a second private placement offering. (SEE: " Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Exhibits").

The Company has used the proceeds from the Private Placement to begin operations, to fund its wholly owned subsidiary and implement the Ty-Breakers' sales and marketing plan for its Tyvek and Kensel jackets, to pay offering expenses and to pay debt. Specifically the Company, through its Ty-Breakers subsidiary, began in November 1997 the initial marketing of jackets and other apparel made from Tyvek and from Ty-Breakers' patented Kensel material to retail stores and to the premium and incentive market. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

The Company's executive offices are located at 50 South Buckhout Street, Irvington-on-Hudson, New York 10533. Its telephone number is 914-591-1994.

Ty-Breakers - Tyvek and Kensel Apparel
-----------   ------------------------
Manufacture and Distribution

Ty-Breakers markets Tyvek apparel as promotional products for major national commercial enterprises, sporting events and athletic associations. The apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers also markets Tyvek and Kensel apparel to retail stores and catalog companies.

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. From the Company's perspective, the most important characteristic of Tyvek is its reproductive print quality. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton material to Tyvek. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek.

Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont.

Ty-Breakers has its Tyvek and Kensel apparel products manufactured and printed by unaffiliated third parties, mostly in the United States.

Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes (the "promotional business").

Other Tyvek products are vests, hats, bags, aprons and banners. The Tyvek products sold by Ty-Breakers are collectively referred to as Tyvek apparel and the Kensel products are collectively referred to as Kensel apparel. In November 1997, Ty-Breakers initiated a marketing effort whereby it is attempting to market its Tyvek and Kensel apparel to retail stores and catalog companies nationwide for ultimate purchase by consumers. Tyvek and Kensel jackets are the primary products sold by Ty-Breakers to retail stores and catalog companies. Customers who have purchased Tyvek and Kensel apparel include brewers, food distributors, automotive companies and other major corporations as well as sponsors of sporting and special events as well as numerous retail stores and catalog companies. Additionally, Ty-Breakers sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the Internet.

Although sales to date of Tyvek apparel have not been made through any long term contracts, Ty-Breakers has received several repeat orders from its customers based, it believes, on the high reproductive quality of its Tyvek products. Although orders for Kensel jackets had been received in late 1998 and continue to be received, none of them have yet been shipped.
Specialized production equipment needed to make the Kensel material was not installed until April 1998. This one time start-up delay which caused the delays in the shipments of Kensel products has been resolved. All such orders are now being manufactured for shipment and Ty-Breakers expects no such delays in the future.

Tyvek and Kensel apparel products for Ty-Breakers' promotional business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the promotional business. Inventories are maintained for the retail business (i.e. retail stores & catalog companies) and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. The Ty-Breakers marketing plan is directed at increasing sales in this segment. Since the inception of its retail marketing campaign in November 1997, Ty-Breakers has seen its backlog of unfilled orders steadily increasing.

Production
----------
The artwork and design for the Tyvek and Kensel apparel is done by Ty-Breakers through independent artists. For the custom promotional business the design of the products and client's logos and images are usually coordinated with the client's advertising personnel. For the retail business, Ty-Breakers either licenses a design or contracts with independent artists to create the artwork for Ty-Breakers' proprietary concepts. All copyrights to the artwork in the retail business (except for licensed products) are the property of Ty-Breakers. (See: 'Patents, Copyrights and Trademarks").

With the sole exception of the equipment that Ty-Breakers had designed, built and installed to perform a portion of the production process for the Kensel material, Ty-Breakers does not own or directly operate any manufacturing or production facilities. Ty-Breakers contracts with printers, laminators and cut & sew contractors in the U.S. to manufacture its Tyvek and Kensel apparel products.

Marketing
---------

Ty-Breakers markets its products through industry trade shows and direct mail marketing. Ty-Breakers is one of only four companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek (generally promotional) apparel. In November 1997, Ty-Breakers mailed approximately 140,000 catalogs to retail stores and catalog companies in the U.S. Additionally Ty-Breakers had an Internet website (www.ty-breakers.com) designed and installed where consumers may view the full color catalog and make purchases.

Two in house employees attend trade shows and do direct selling to retail and promotional accounts. Additionally, a national sales manager calls exclusively on the larger retail stores in person to solicit orders for Kensel (and to some extent, Tyvek) jackets. [The National Sales Manager will re-launch this process beginning in April 1998, after receiving sample Kensel jackets that were delayed by the production equipment problem mentioned above].

Ty-Breakers intends to utilize the proceeds from its ongoing private placement(s) to systematically continue direct mail marketing to the 140,000 retailers which it began in November 1997, to purchase print advertising, to attend trade shows and to hire additional outside salesmen to call on major accounts.

Competition
-----------
Although the Company is aware of only three other companies, which sell Tyvek apparel, the Company believes that only two such companies sell Tyvek apparel as their main business. The Company believes that its competitors generally restrict themselves to the custom promotional business and avoid the retail business and its associated inventory investments. Ty-Breakers believes that no competitor is marketing proprietary designs on the scale of that of Ty-Breakers. Moreover the company is certain that no competitor is marketing Kensel apparel, for which Ty-Breakers holds the patent. (SEE:
Patents, Copyrights and Trademarks") . Ty-Breakers is also indirectly in competition with consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than the Company.

Patents, Copyrights and Trademarks
----------------------------------
Other than for the licensed designs in its retail line, Ty-Breakers is not dependent upon any patent, trademark or proprietary right of another with respect to its Tyvek and/or Kensel apparel business. Licensed designs such as the M.C. Escher designs, the Hammond world map and the Smoky Mountain Cats design are, in the view of management, significant to the success of Ty-Breakers' retail marketing program and the loss of any of these license agreements could have a material adverse effect on Ty-Breakers. Ty-Breakers intends to utilize a portion of the proceeds from its ongoing private placement(s) to aggressively pursue additional license agreements, as it believes its products are particularly suited for licensed apparel.

Ty-Breakers is the owner (by assignment) of U.S. Patent number 5,150,660 which covers a "fabric material and clothing apparel and apparel accessories made therefrom". This patent is for the material which Ty-Breakers has just begun marketing under the name Kensel. The Kensel material is made by laminating a poly-cotton material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. It is the Company's view that jackets made from Kensel retain all the advantages of Tyvek while eliminating the only significant objection to Tyvek - its paper-like feel. Ty-Breakers' exclusive right under the patent to manufacture and sell Kensel products in the U.S. runs until the year 2009.

Ty-Breakers, under agreements with its outside artists, owns the copyrights to all art produced for Ty-Breakers (exclusive of any licensed designs). The Company intends to file for trademark protection on the brand name Kensel, which it has researched and found to be available. The failure of any trademark to issue, in the Company's opinion, will not materially or adversely affect its operations.

Employees
---------
The Company presently has three employees, two of which are officers and directors of the Company. The President and Secretary serve as the sole officers and directors of the Company and of the Company's wholly owned subsidiary Ty-Breakers Corp. The Company has employment agreements with all three of its employees. (See "Executive Compensation" and "Directors and Executive officers of the Registrant" and "Exhibits").

Item 2.     Description of Property

The Company's and Ty-Breakers' corporate offices and Ty-Breakers' warehouse facility are located at 50 South Buckhout Street, Irvington-on-Hudson, New York 10533 where they occupy 8,000 square feet under a five year lease with an unaffiliated party expiring in March 1999. The lease, which is between the landlord and Ty-Breakers, is renewable at Ty-Breakers' option for an additional five years.

Item 3.      Legal Proceedings

On August 12, 1996 the 'Court issued its "Final Decree" discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court.

In accordance with the Plan of Reorganization (the 'Plan'), which was confirmed by the Court, the Company, in 1996, issued shares of its Common Stock to its former creditors, preferred stockholders and to the Company's president, and reverse split the Company's pre-petition shares of common stock (CUSIP # 015389-10-9) which were outstanding as of August 4, 1995 (the "Old Common Stock") at the rate of one share of Common Stock for each twenty-five shares of Old Common Stock.

Other than the above the Company knows of no material legal proceedings, pending or threatened, against it or any of its subsidiaries.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

                                    PART 11
Item 5.      Market for Common Equity and Related Stockholder Matters.

Alfa's Common Stock trades in the over the counter market and is listed on the OTC Electronic Bulletin Board under the symbol "TYBR".

In January 1997, concurrent with the effectiveness on the OTC Electronic Bulletin Board of the Company's reverse split of the old Common Stock pursuant to the Plan, the Company applied for a new trading symbol for its Common Stock. The Company also issued shares of its Common Stock pursuant to the Plan. (SEE: "Legal Proceedings").

On March 20, 1997 the Company's Common Stock was approved by the NASD for listing on the OTC Electronic Bulletin Board under the symbol "TYBR". Subsequently, the Old Common Stock (trading under the symbol ALFE) was removed from the OTC Bulletin Board.

The following table sets forth the range of the high and low closing bid prices for the Common Stock (TYBR) for the four quarters ended March 31,1998 and the range of the high and low closing bid prices for the Old Common Stock (ALFE) for the four quarters ended March 31, 1997 as reported by Prophet Information Services, Inc. of Palo Alto, CA. The quotations are between dealers, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                         Old Common Stock (ALFE)

Quarter Ended                    High                       Low
-------------                    ----                       ---
6/30/96                           -                          -
9/30/96                           -                          -
12/31/96                         0.01                      0.01
3/31/97                          0.08                      0.08

                            Common Stock (TYBR)

Quarter Ended                    High                       Low

6/30/97                          1 5/8                    1 3/8
9/30/97                            1/2                       1/2
12/31/97                         1 1/2                      1 1/2
3/31/98                          1 1/4                      1

Pursuant to the I.B. Agreement the Company issued 1,250,000 shares of its Common Stock to Old Dominion. In accordance with the Settlement Agreement, as of November 26, 1997 Old Dominion returned to the Company for cancellation 1,125,000 of the aforementioned 1,250,000 shares of Common Stock. (SEE: "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Pursuant to the Merger, the Company issued 984,410 shares of its Common Stock to the shareholders of TYNY in exchange for all of the outstanding capital stock of TYNY.

Pursuant to a private placement of the Company's securities in accordance with the Continental Agreement, the Company issued 3,000,000 shares of its common stock and 1,500,000 warrants to two investors in 1997. As of the date hereof, the Company has sold, in a second private placement offering, an additional 10 Units of its securities (each Unit consisting of 25,000 shares of Common Stock and 12,500 warrants). (SEE: "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

At March 15, 1998 the Company had 6,268,898 shares of its Common Stock issued and outstanding and there were approximately 1,900 holders of record of such Common Stock. As of December 31, 1997 and as of the date hereof, the Company had no shares of its preferred stock issued or outstanding.

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

The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York 10004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial statements at the end of fiscal years 1996 and 1997 have been audited by the Company's independent certified public accountants.

During 1997 the Company took several actions to effect its previously reported plan of (1) raising equity capital, and (2) consummating the acquisition of Ty-Breakers. The Company's relationship with Old Dominion failed to achieve the desired outcome and left the Company in a perilous financial condition. The Company subsequently negotiated an agreement with Continental International Trading Corp., a New York corporation ("Continental") in the latter half of 1997 whereby the Company was able to successfully raise equity capital to begin executing its business plan. The Company is continuing, with Continental's assistance, to seek additional capital for marketing purposes through a private offering of Units of its securities. The Company intends to build its Ty-Breakers Corp. subsidiary into an imprinted sportswear and apparel company with Tyvek and Kensel apparel as its core lines around which management intends to add (either through acquisition or internal development) other sports apparel, licensed apparel and imprinted sportswear lines. The Company intends to finance the continuation of the roll out of the Ty-Breakers' marketing plan through the sale of new equity in the ongoing private placement(s) and through internally generated funds from operations. No assurances can be given, however, that adequate financing can be obtained from the private placement(s) or generated from ongoing operations.

On November 13, 1996 Old Dominion loaned the Company $100,000. On December 6, 1996 the Company entered into an investment banking agreement ("I.B. Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, the acquisition of TYNY by the Company and an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. The acquisition of TYNY by the Company was the only condition precedent to Old Dominion's obligation to conduct the Offering. The Company acquired TYNY on January 23, 1997 (the "Merger Date"). In accordance with the provisions of the I.B. Agreement, Old Dominion was required to deliver a minimum of $500,000 in proceeds from the Offering to the Company within sixty (60) days after the Merger Date. Old Dominion failed to deliver such $500,000 to the Company resulting in the Company being placed in a precarious financial position - unable to execute its marketing plan and unable to repay the Note.

The Company continued to negotiate with Old Dominion but soon determined that Old Dominion was unwilling or unable to conduct the Offering. In an effort to finance its operations and carry out its marketing plan, management sought alternate sources of financing. In April 1997, the Company sold 150,000 shares of its Common Stock directly to a private investor. In June of 1997, the Company entered into an agreement (the ("Continental Agreement") with Continental. The Continental Agreement (which was never reduced to writing) contemplated a private placement offering ("Private Placement") by the Company of up to $1,500,000 of its securities in the form of units ('Units) consisting of Common Stock and warrants, with Continental acting as the placement manager. The Company agreed to pay Continental a placement fee equal to 50% of the gross proceeds received from the sale of Units to investors introduced through Continental and to issue Continental, or its designee, up to 450,000 shares of its Common Stock if all 60 Units offered were sold to investors introduced to the Company by Continental. As of December 31, 1997 all 60 Units in the private placement have been sold to two investors introduced to the Company by Continental. The Company has received net proceeds of $750,000 and paid Continental $750,000 in placement fees and issued 450,000 shares of Common Stock to Continental. The Company has begun a second private placement offering of up to $1,000,000 of Units (the 'Second Private Placement") with Continental acting as placement manager under similar conditions. The Company intends to memorialize its present and past agreement with Continental in a written document. As of the date hereof, ten Units have been sold in the Second Private Placement to investors introduced by Continental and the Company has received gross proceeds of $250,000 and paid Continental $125,000 in placement fees on such Units. The Company intends, subject to the successful conclusion of the Second Private Placement, to conduct a third private placement offering of Units during 1998 to raise an additional $2,000,000 to be used primarily for marketing purposes.

Net Proceeds (after placement fees) from sales of Units to date have been used to purchase computer and production equipment, create artwork and film, build inventory, print & distribute catalogs, retire accounts payable, finance print & trade show advertising, and add an outside salesman, among other things. Net proceeds from sales of Units subsequent to the date hereof will be used almost exclusively for sales and marketing purposes.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp., which the Company acquired on January 23, Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material.

The Company began operations in July 1997 by using the proceeds from the Private Placement to implement Ty-Breakers' sales and marketing plan for its Tyvek and Kensel jackets. In October & November 1997, Ty-Breakers mailed approximately 140,000 catalogs to retail stores and catalog companies across the U.S. introducing 30 new designs made from Kensel and Tyvek material. The marketing plan is targeted at retail stores and catalog companies with the intention of selling them jackets made from Kensel (Ty-Breakers' patented fabric material) and from Tyvek. Prior to November 1997, Ty-Breakers marketed only its Tyvek products almost exclusively to the premium and incentive market.

The catalogs were mailed at a time during the Christmas season when most retailers had already purchased inventory. The mailing therefore must be followed up with continuous mailings to the same list of stores every few months during 1998. In this way Ty-Breakers will continue to develop customers such as those customers it has developed from the initial catalog mailing. These efforts will be supplemented by attendance at trade shows, print advertising, a worldwide web presence (now operable) and additional outside sales personnel. The Company recently upgraded its website (www.ty-reakers.com) to take credit cards in a secure environment. The website has information about the Company and Ty-Breakers' products as well as a way for consumers to purchase jackets directly from Ty-Breakers.

The Company was unable to fill orders for its Kensel jackets, which it received from the first catalog mailing. This was due to the delayed installation of a specialized piece of custom production equipment, which was necessary for the start-up of Kensel production. That equipment was finally installed in April 1998 and is operating properly. This was a start-up problem and the Company expects no further such production delays.

Although preliminary discussions with respect to its acquisition by Alfa have been held with Auto-Pilot, Inc. ("API"), a Delaware corporation involved in the development of microcomputer products, no assurance can be given at this time that such an acquisition can or will be consummated. Any such acquisition by the Company is contingent upon many factors, including the provision of at least $500,000 of financing for the Company specifically for the use by API in carrying out its business plan. API is controlled by the Company's president and members of his family. Any potential business combination with API is conditional upon, among other things, the successful conclusion of the third private placement.

Results of Operations
Fiscal Year Ended December 31, 1997 Compared to
Fiscal Year Ended December 31, 1996

Net revenue was $30,769 during fiscal year 1997 compared to zero for fiscal year 1996. The Company had no sales during 1996 since it had discontinued all operations effective March 31, 1993. The Company acquired Ty-Breakers on January 23, 1997 and the results of Ty-Breakers' operations have been included in the Company's consolidated financial statements for the period ending December 31, 1997. These results include some minimal initial sales results at the end of 1997 from the Ty-Breakers catalog mailing as well as reflecting the effect of certain accounts payable settlements. (SEE:
"Notes to Financial Statements"). Management expects that sales will increase sharply provided further follow-on mailings are made to the retail stores and catalog companies it has targeted. Such mailings are dependent upon available financing to conduct them.

Selling, general and administrative expenses increased by $444,402 to $473,693 in 1997 compared to the same period in the prior year. This resulted primarily from increases in the Company's sales and marketing efforts associated with the start of operations at Ty-Breakers and the preparation and mailing of the new Ty-Breakers catalog. A significant amount was expended for artwork - both for the catalog preparation and for the film necessary to print the Tyvek material used in the jacket manufacturing process. These one time artwork expenses which have been fully written off will reduce the amount of expense involved in future mailings and inventory production. It is expected that advertising, trade show, travel, royalty, and commission expenses will continue to increase incrementally with Ty-Breakers' continued retail marketing effort and that such increases will result in increased sales to retailers.

Capital expenditures increased by approximately $40,000 during the most recent fiscal year, primarily associated with upgrading of computer systems, software and specialized custom production equipment used in the manufacture of the Kensel material.

The Company sustained a net loss before taxes of $452,325 in fiscal year 1997 compared to a loss of $29,291 in fiscal year 1996. This increase in net loss from operations is entirely attributable to the start-up of operations at Ty-Breakers. Management expects losses from operations to continue through the next several quarters of 1998 until the effects of the marketing plan flow through.

Inventories increased from zero in fiscal year 1996 to $96,045 at the end of the 1997 fiscal year. This was due to the build up of inventories necessary as a corollary of the marketing effort directed at retail stores and catalog companies. Certain cost efficiencies in the printing of the Tyvek material used in production were realized as a result of the larger than normal print runs done for the rapid inventory build up. It is not unreasonable to expect further increases in inventory, but this will be dependent upon sales results as 1998 progresses.

Fiscal Year Ended December 31, 1996 Compared to
Fiscal Year Ended December 31, 1995

Net sales revenue was zero during fiscal year 1996 and fiscal year 1995. The Company had no sales during 1995 and 1996 since it had discontinued all operations effective March 31, 1993. The Company was in the process of being reorganized under the auspices of the Court during this time. In August 1996, the Court issued an order discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court.

Beginning in August 1996 the Company was working with Old Dominion to effect its previously reported plan of (1) raising equity capital, and (2) consummating the acquisition of Ty-Breakers. On November 13, 1996 Old Dominion loaned the Company $100,000. On December 6, 1996 the Company entered into an investment banking agreement ("I.B. Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, the acquisition of TYNY by the Company and an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. The acquisition of TYNY by the Company was the only condition precedent to Old Dominion's obligation to conduct the Offering. The Company subsequently acquired TYNY. Old Dominion failed to conduct the Offering resulting in the Company being placed in a precarious financial position - unable to execute its marketing plan and unable to repay the Note. The Company's relationship with Old Dominion failed to achieve the desired outcome.

Up until mid 1997, the Company continued to negotiate with Old Dominion ultimately determining that Old Dominion was unwilling or unable to conduct the Offering. The Company sought alternate sources for its required equity financing and entered into a Settlement Agreement with Old Dominion on November 26, 1997.

Selling, general and administrative expenses increased by approximately $28,000 to $29,291 in 1996 compared to the same period in the 1995 fiscal year. This resulted primarily from increases in legal expenses associated with the Company's reorganization.

The Company sustained a net loss before taxes of $29,201 in fiscal year 1996 compared to net income of $207,831 in fiscal year 1995. This net loss from operations in 1996 is primarily attributable to the legal and administrative expenses associated with finalizing the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1996. The net income in 1995 is entirely attributable to the extraordinary gain realized by the Company as a result of the forgiveness of debt associated with the Company's Plan of Reorganization, which was confirmed by the Court in 1995.

The Company had no inventory or capital expenses in 1996. During 1996 the Company used the proceeds of the $100,000 loan to retire certain accounts payable and to finance the ongoing operations of Ty-Breakers (NY) Corp.

Liquidity and Capital Resources
If the Company is able to successfully conclude the Second Private Placement, management believes that the Company will have sufficient cash to meet its requirements for the next twelve months. If the Company is not able to successfully conclude the Second Private Placement, management is uncertain if the Company will have sufficient cash to meet its requirements for the next twelve months or to continue as a going concern.

The Company presently has three employees. Absent a successful conclusion to the Second Private Placement, the Company does not intend to hire any more employees.

Item 7.      Financial Statements

The response to this item is submitted as a separate section to this report commencing on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
             None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
The present Directors and Executive Officers of the Company are as follows:
Name                     Age              Position
----                     ---              --------

Frank J. Drohan          53               Chairman of the Board of
                                          Directors, President, Chief
                                          Executive & Financial Officer

Charles P. Kuczynski     44               Vice-President, Secretary and
                                          Director

In December 1997, the Company issued 2,900,000 shares of Common Stock to Mr. Robert F. Peacock as a result of his investment in the Company pursuant to the Private Placement.

Frank J. Drohan has served as a Director, Chairman of the Board and Chief Executive Officer of the Company for the past five years and as Secretary and sole director of the Company from October 30, 1993 until February 15, 1996. Mr. Drohan is also President of Auto-Pilot, Inc., ("API") a privately held Delaware corporation involved in the development of micro computer products. Until January 23, 1997 (the Merger Date), Mr. Drohan was also Chairman of the Board and President of Ty-Breakers (NY) Corp. ("TYNY"), a privately held New York company. TYNY (now Ty-Breakers) was acquired by the Company on January 23, 1997 and is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Mr. Drohan also serves as President of the Company's wholly owned subsidiary Ty-Breakers Corp.

Charles P. Kuczynski has served as a Director and Secretary of the Company since February 1996. Between 1988 and March 1993, Mr. Kuczynski was an employee of the Company. He was the Secretary and a Director of the Company from April 1989 until March 1993. Since April 1993 Mr. Kuczynski has served as Vice-President of Sales for TYNY (now Ty-Breakers where he continues as VP Sales). He served as the Secretary and a Director of TYNY since November

1993 and since the Merger Date serves as the Secretary and a Director of Ty-Breakers. Mr. Kuczynski is the inventor of KENSEL and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned to Ty-Breakers on the Merger Date.

At December 31, 1997 the Board of Directors of Alfa consisted of Frank J. Drohan and Charles P. Kuczynski. Messrs. Drohan and Kuczynski continue to serve as the Company's only officers and directors.

Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.

On December 5, 1997 Robert F. Peacock filed a report on Schedule 13D (the "13D Filing") with the Securities and Exchange Commission ("SEC") covering all transactions through December 5, 1997 by him in the Common Stock, including those transactions resulting from his investment in the Private Placement which resulted in his becoming a control person. The 13D Filing is incorporated herein by reference. (SEE: "Exhibits")

Item 10.     Executive Compensation

The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of Alfa for services in all capacities during the calendar year ended December 31, 1997 for (i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of Alfa as a group.

Name of individual       Capacities in                 Cash
or number in group       which served               Compensation

Frank J Drohan           Chairman of Board           $ 71,775
                         of Directors, President,
                         Chief Executive


All Executive Officers
as a group (2 persons)                               $129,072
--------------------------------------------------------------------------
(1) After reasonable inquiry, the Company has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

EMPLOYMENT AGREEMENTS

The Company presently has employment agreements with three employees.

Frank J. Drohan and Charles P. Kuczynski are each parties to 5 year employment agreements with the Company dated August 1, 1997. These agreements are identical to and supersede and replace the previously reported agreements dated January 2, 1997 which each of Mr. Drohan and Mr. Kuczynski had with the Company's wholly owned subsidiary Ty-Breakers Corp. Additionally the Company has assumed all obligations under a one year employment agreement dated November 1997 between Ty-Breakers and Mr. Gerald Blumberg.

Mr. Drohan's employment agreement provides for an annual salary of $100,000, a bonus based on net profits of the Company, options on 50,000 shares of Common Stock @ $1.00 per share during each year of the 5 years of the employment term and payment by the Company of certain life insurance premiums on Mr. Drohan's life. A copy of the employment agreement is attached hereto as an exhibit.

Mr. Kuczynski's employment agreement provides for an annual salary of $45,000, a bonus based on gross sales of Ty-Breakers and options on 25,000 shares of Common Stock @ $1.00 per share during each year of the 5 years of the employment term. A copy of the employment agreement is attached hereto as an exhibit.

Mr. Blumberg's employment agreement provides for an annual salary of 25,000, a bonus based on gross sales of Ty-Breakers to certain "target accounts'
(all the larger U.S. retailers) and an option on 10,000 shares of Common
Stock @ $1.00 per share during the year of the employment term. A copy of the employment agreement is attached hereto as an exhibit. (SEE:"Exhibits")

EMPLOYMENT BENEFITS
The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 1997 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 1998.

Stock Options
On December 28, 1987, Alfa adopted the Stock Option Plan. The purpose of the Stock Option Plan is to attract and retain qualified managers, employees and consultants, and to encourage such managers, employees and consultants to enhance operations and increase the profitability of the Company. The Stock Option Plan provides for the granting of options to purchase up to 750,000 shares of the Company's Common Stock, some or all of which options may be incentive stock options within the meaning the Internal Revenue Code of 1986, as amended (the "Code"). The Stock Option Plan and authority to grant options thereunder terminated on December 27, 1997.

The Stock Option Plan provides that it may be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Stock Option Committee"). Subject to the provisions of the Stock Option Plan, the

Board of Directors or the Stock Option Committee determines when and to whom options are granted, the number of shares of Common Stock subject to each option, whether or not (subject to the provisions of the Code) options shall be incentive stock options or non-qualified stock options, the exercise price of such options and the period during which such options may be exercised. The Board of Directors or the Stock Option Committee shall interpret the Stock Option Plan and may accept the exchange of any such options for the granting of new options.

Key employees of the Company, including officers and directors, whom the Board of Directors or Stock Option Committee determines are responsible, in some significant way, for the success of the Company, and that perform special services for the Company, are eligible to receive incentive stock options. In addition to employees of the Company, a director, consultant, attorney, advisor or other person who is not an employee, but performs services of special importance with respect to the management, operations and development of the Company, is eligible to receive non-qualified stock options under the Stock Option Plan.

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

If the employment or services of an Optionee are terminated for any reason other than retirement or death, such Optionee shall have the right to exercise any options fully vested and exercisable on the day immediately preceding such termination at any time within 3 months, or for options granted after April 27, 1990, within 60 days, after such termination. However, such options may be cancelled within the 60 day period if the Optionee engages in employment or activities which, in the judgement of the

Board of Directors or the Stock Option Committee are contrary to the Company's best interests. If the employment or services of an Optionee are terminated by reason of retirement, the Optionee shall have the right to exercise any options fully vested and exercisable on the day immediately preceding such termination at any time within 90 days after such termination. Upon the death of an Optionee, all unexpired stock options granted to such Optionee become fully vested and such options may be exercised in full by the Optionee's representative or heirs at any time within 6 months of such Optionee's death.

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

As of December 31, 1997 there were no incentive stock options outstanding under the Stock Option Plan and there were 385,000 non-qualified options issued and outstanding to the following:

Name                  No. of options   Option Price    Date of Grant

Frank J. Drohan          250,000          $1.00           8/l/97
Charles P. Kuczynski     125,000          $1.00           8/l/97
Gerald Blumberg           10,000          $1.00          11/4/97

The Stock Option Plan and authority to grant options thereunder terminated on December 27, 1997.

Item 11.      Security Ownership and Certain Beneficial Owners and
              Management.

The following table sets forth, as of March 15, 1998, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                         Beneficial             Percent
Name and Address                         Ownership(6)

Frank J. Drohan (1)(5)                      1,593,386            25.4%

Charles P. Kuczynski(l)(5)                     82,163             1.3%

Robert F. Peacock (2)(4)                    2,900,000            46.2%

Continental Int'l. Trading Corp.(3)           400,000             6.3%


All officers and Directors as a             1,675,549            26.7%
Group of 2 Persons
-----------------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is an officer and director of the Company.

(2)   The address for Mr. Peacock is c/o the Company.

(3) The address for Cont'l. Int'l. Trading Corp. is 128 sand Lane, Staten Island, New York 10305.

(4) Does not include warrants covering 1,450,000 shares exercisable at $1.00 per share.

(5) Does not include Mr. Drohan's 250,000 stock options or Mr. Kuczynski's 125,000 stock options granted under their respective employment agreements. All such options are exercisable at $1.00 per share.

(6) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.


Item 12.     Certain Relationships and Related Transactions

Ty-Breakers (NY) Corp.

Ty-Breakers (NY) Corp. [formerly Rif International Corp.) ("TYNY") was a privately held company whose majority shareholder was Frank J. Drohan, the Company's president.

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

3.2       By-Laws                                                   *

10.2      The Investment Banking Agreement                          ****

10.3      The Promissory Note                                       ****

10.4      The Escrow Agreement                                      ****

10.5      The Redemption Agreement                                  #

10.6      Drohan Employment Agreement                               E-01

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

** Previously filed with the Securities and Exchange Commission as exhibits to the Company's Report on Form 8-K dated August 9, 1995.

*** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Report on Form 8-K dated January 27, 1997.

**** Previously filed with the Securities and Exchange Commission as exhibits to Frank J. Drohan's Report on Schedule 13D dated March 7, 1997.

# Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(b)  Reports on Form 8-K

     Amended Report dated April 13, 1998

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Alfa International Corp.


                                        By:  /s/  Frank J. Drohan
                                             ____________________
                                             FRANK J. DROHAN, Chairman
                                             of the Board of Directors,
                                             President and Chief
                                             Executive & Financial Officer


                                        By:  /s/   Charles P. Kuczynski
                                             __________________________
                                             CHARLES P. KUCZYNSKI,
                                             Secretary and Director


Dated: April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer and the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.

Name                       Title                                 Date
----                       -----                                 ----

                           Chairman of the Board,
/s/  Frank J. Drohan       President and Chief                April 15, 1998
____________________       Executive & Financial Officer
FRANK J. DROHAN