Form 10QSB
period 1997-09-30
ALFA INTERNATIONAL CORP
filed 1998-05-11
CIK 820600

[LIVE]


                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:    September 30, 1997

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

Yes  [X]      No   [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by acourt.
[x] Yes   [ ] No

As of November 18, 1997, the registrant had outstanding 4,418,893 shares of Common Stock, par value $.01 per share, after giving effect to the cancellation by the Company of 1,125,000 shares in accordance with the "Settlement Agreement". (See: Item 2)

                  ALFA INTERNATIONAL CORP.

                           INDEX

              PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS
                 BALANCE SHEETS

                         DECEMBER 31, 1996
                         SEPTEMBER 30, 1997

                 STATEMENTS OF OPERATIONS


                         THREE MONTHS ENDED SEPTEMBER 30, 1996
                         THREE MONTHS ENDED SEPTEMBER 30, 1997
                         NINE  MONTHS ENDED SEPTEMBER 30, 1996
                         NINE  MONTHS ENDED SEPTEMBER 30, 1997

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED SEPTEMBER 30, 1997

                 STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                         NINE MONTHS ENDED SEPTEMBER 30, 1997


                 NOTES TO FINANCIAL STATEMENTS

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



                 PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS


ITEM 2:  CHANGES IN SECURITIES


ITEM 6:  EXHIBITS AND REPORT ON FORM 8-K


        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                                     Sep 30, 1997   Dec 31, 1996
                                      (Unaudited)     (Note 1)
                                       ____________   ____________
ASSETS:
Current Assets:
  Cash and equivalents               $    188,230   $         57
  Accounts receivable-trade                 1,582              0
  Inventory                                 8,367              0
  Prepaid expenses and other
   current assets                          30,835              0
                                          _______       ________
Total Current Assets:                     229,014             57

Property and Equipment:
  Office & Computer Equipment              19,440              0
  Furniture & Fixtures                     12,129              0
                                     ____________   ____________
                                           31,569              0
  Less:  Accumulated depreciation          11,062              0
                                     ____________   ____________
                                           20,507              0

Other Assets:
Due From Affiliate                              0         49,511
Deferred Offering Cost                     13,038         12,500
Investment in API                          60,000              0
Goodwill                                  229,767              0
Deposits                                   13,088              0
                                          ________        ______
   Total Other Assets                $    315,893   $     62,068

TOTAL ASSETS                              565,414         62,125


  LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable - trade           $    149,223   $      4,286
  Note Payable                            124,250        100,000
  Current Portion-Long term debt                0              0
  Accrued expenses and other
   current liabilities                     33,393              0
                                      ____________  ____________

Total Current Liabilities            $    306,866   $    104,286

Long Term Debt                                  0              0

STOCKHOLDERS EQUITY:
  Common Stock - $ .01 par value
    Authorized - 15,000,000 shares
    Issued - 4,418,893 shares at 9/30/97
    and 2,559,488 at 12/31/96              44,189          25,595
  Undesignated preferred stock:
    Authorized - 978,400 shares
    Issued and outstanding - none
  Capital in excess of par value        3,485,403       3,053,721
  Retained earnings (deficit)          (3,271,044)     (3,121,534)
                                       ____________   ____________
  Total Stockholder's Equity:             258,548         (42,218)
                                       ____________   ____________
                                       $  565,414    $     62,068

See accompanying Notes to Financial Statements.

            ALFA INTERNATIONAL CORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)
                       Three Months Ended     Nine Months Ended
                          September 30          September 30
                       __________________     _________________
                           1997      1996         1997      1996
REVENUES:
 Net sales             $  2,145  $      0     $  5,882  $      0
 Interest Income          1,327         0        1,327         0
 Other income            14,784         0       14,784         0
                        ________  ________     ________  _______
                         18,256         0       21,993         0

COST AND EXPENSES:
 Cost of sales            3,385         0        3,671         0
 Selling,general and
  administrative         95,379     7,594      164,096     8,902
 Interest expense           975         0        3,736         0
                        ________  ________     ________  _______
                         99,739     7,594      171,503     8,902

Loss from Operations
  Before Income Taxes   (81,483)   (7,594)    (149,510)   (8,902)

Net Loss              $ (81,483) $ (7,594)   $(149,510) $ (8,902)

Weighted Average
 Number of Shares
 Outstanding           4,418,893 1,085,313   4,418,893  1,085,313
Net Income (Loss)
  per share            $  (.02)  $  (-)      $  (.03)   $  (-)

See accompanying Notes to Financial Statements.


         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (Unaudited)



                          Preferred   Common Stock      Capital in     Retained
                          Stock                         Excess of     Earnings
                                                        Par Value     (Deficit)
                          ----------  -------------     ---------     --------
                             Stated             Par
                          Shs Value   Shares    Value
                          ----------  --------------
BALANCE AT
DECEMBER 31, 1996         -     -    2,559,488  $25,595  $3,053,721   $(3,121,534)


Issuance of Common
Stock per Merger
And Private Placement     -      -   2,984,405   29,844     431,682       -

Redemption of Old
Dominion shares           -      -  (1,125,000) (11,250)

Net loss for
the Nine
Months ended
September 30, 1997        -       -         -        -          -        (149,510)


BALANCE AT
September 30, 1997        0       0  4,418,893  $44,189  $3,485,403   $(3,271,044)
                        -----   ---- ---------  -------- ----------   -------


See accompanying Notes to Financial Statements.

           ALFA INTERNATIONAL CORP.("Alfa") AND SUBSIDIARIES)
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


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

On December 6, 1996 the Company, Frank J. Drohan and Auto-Pilot, Inc., a Delaware corporation ("API"), entered into an investment banking agreement ("I.B.Agreement") with Old Dominion. The I.B. Agreement contemplated, among other things, an offering by the Company of up to $1,500,000 of its securities ("Offering") with Old Dominion acting as placement manager for such Offering. Additionally on December 6, 1996 the Company and Old Dominion entered into a stock redemption agreement ("Redemption Agreement") requiring Old Dominion, depending upon the amount of proceeds the Company received in the Offering, to contribute all, some or none of the 1,250,000 shares (the "Shares") of Common Stock owned by it to the Company. The Offering never occurred and the Company has received no such proceeds. The acquisition of Ty-Breakers by the Company was the only condition precedent to Old Dominion's obligation to conduct the Offering. The Company acquired Ty-Breakers on January 23, 1997 (the "Merger Date"). In accordance with the provisions of the I.B. Agreement, Old Dominion was required to deliver a minimum of $500,000 in proceeds from the Offering to the Company within sixty (60) days after the Merger Date. Old Dominion failed to deliver such $500,000 to the Company. The I.B. Agreement expired on March 24, 1997.
Since the I.B. Agreement has expired and the Offering has not and will not occur, Old Dominion is obligated, in accordance with the terms of the Redemption Agreement, to return the 1,250,000 Shares to the Company for cancellation. The Company has negotiated a "Settlement Agreement" with Old Dominion which it expects to execute by November 30, 1997. In accordance with the terms of the proposed Settlement Agreement, the Company will pay Old Dominion $50,000 in cash and Old Dominion will return to the Company for cancellation 1,125,000 of the 1,250,000 Shares of Common Stock owned by Old Dominion.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers, which the Company acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek(R) and Kensel. Tyvek is a registered trademark of the DuPont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. The Company is providing Ty-Breakers with the financing to market its Tyvek and Kensel products and to conduct its business.

It was managements' intention to conduct the Offering and use the proceeds to implement Ty-Breakers' sales and marketing plan The failure by Old Dominion to conduct the Offering prevented this from happening and placed the Company in a precarious financial position. Management sought alternate sources of financing to carry out its sales and marketing plan.

As previously reported, in June 1997, the Company, Ty-Breakers and API entered into an investment banking and consulting agreement (the "Continental Agreement") with Continental International Trading Corp. ("Continental"). The Continental Agreement contemplates, among other things, a private placement offering (the "Private Placement") by the Company of up to $1,500,000 of its securities in the form of units ("Units") consisting of Common Stock and Warrants, with Continental acting as placement manager. The Private Placement has been successfully completed. As of the date hereof, the Company has received the $1,500,000 proceeds therefrom and has issued 3,000,000 shares of its Common Stock and 1,500,000 warrants to investors in the Private Placement. The Company has paid Continental a fee equal to 50% of the gross proceeds received in the Private Placement. The Company also agreed to issue 400,000 shares of Common Stock to Continental. The Company has used the net proceeds from the Private Placement to begin operations and to fund the Ty-Breakers' marketing plan for its Tyvek(R) and Kensel jackets. The marketing plan is targeted at retail stores and catalog companies with the intention of selling them jackets made from Tyvek and from Ty-Breakers' patented Kensel material. Ty-Breakers presently markets its products to the premium and incentive market on a custom basis and to retail stores and catalog companies. During October and November of 1997 Ty-Breakers produced and mailed approximately 150,000 of its catalogs to such retail establishments across the U.S. introducing 30 new designs of jackets made from Tyvek and from its patented Kensel material.

Although preliminary discussions with respect to its acquisition by Alfa have been held with Auto-Pilot,Inc. ("API"), a Delaware corporation involved in the development of micro-computer products, no assurance can be given at this time that such an acquisition can or will be consummated. Management is presently focussed on responding to the Ty-Breakers marketing effort in order to generate sales and earnings for the Company. Any acquisition by the Company of API is contingent upon many factors, including the sale of new equity by the Company to finance API's operations. If and when such equity is sold, the Company may be in a position to provide the financing necessary for API to carry out its business plan and may then be in a position, depending on business conditions and the Company's sales and earnings at the time, to conclude the API acquisition. API is controlled by the Company's president and members of his family.

Any potential business combination with API is conditional upon, among other things, the sale of additional equity by the Company, the successful resolution of the Ty-Breakers' marketing plan, the Company's record of sales and earnings at the time and general business and economic conditions at the time.

Management believes that the Company will have sufficient cash to meet its and Ty-Breakers' requirements for the next twelve months.

As of the date hereof, the Company has three employees. The Company intends to hire several additional employees as the results from the ongoing Ty-Breakers marketing campaign become more apparent.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,1997 vs.
THREE MONTHS ENDED SEPTEMBER 30,1996

Net sales revenue was $ 2,145 during the third quarter of 1997 versus zero for the third quarter of 1996. Although the Company had minimal sales during the third quarter of 1997 it launched its marketing program for its Ty-Breakers subsidiary during this quarter and Ty-Breakers is now receiving orders from retail store customers as a result of that effort. Additionally, in November 1997, the Company hired a National Account Manager to sell Ty-Breakers' products to the larger retail stores and department stores. In October and November of 1997 the Company mailed approximately 150,000 catalogs to retail establishments across the U.S. These catalogs include over 30 new jacket designs for Ty-Breakers Kensel and Tyvek jackets and represent the first introduction into the marketplace of Ty-Breakers' patented Kensel fabric material. Ty-Breakers continued to expend funds during the fourth quarter of 1997 for sales,marketing and advertising efforts associated with its ongoing marketing campaign. During the third quarter of 1996 the Company was inactive as previously reported. The Company realized a net loss of $ 81,483 during the third quarter of 1997 attributable to expenses associated with the launch of its Ty-Breakers' marketing campaign.

NINE MONTHS ENDED SEPTEMBER 30,1997 vs.
NINE MONTHS ENDED SEPTEMBER 30,1996

Net sales revenue was $ 5,882 during the first nine months of 1997 versus zero for the first nine months of 1996. The Company had minimal sales during the first nine months of 1997 because, due to the failure of the Old Dominion Offering to occur, it was unable in March 1997 to launch its Ty-Breakers' marketing program as planned. During the first nine months of 1996 the Company was inactive as previously reported. The Company realized a net loss of $ 149,510 for the nine month period ended September 30, 1997. The Company has utilized and continues to utilize funds from the Private Placement to launch its Ty-Breakers marketing plan and has spent heavily on sales and marketing expenses. Sales and earnings results from these expenditures are expected to be realized in the first quarter of 1998 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of approximately $ 77,852 at September 30, 1997 as compared to a working capital deficit of ($104,229) at December 31,1996. This represents an increase in working capital of $ 26,377 and is attributable to cash receipts from the Units in the Private Placement received through September 30, 1997, the Company's consolidated operating loss for the nine month period and the acquisition of Ty-Breakers.



                      PART II  -  OTHER INFORMATION

ITEM 1: Legal Proceedings

    NONE


ITEM 2: Changes in Securities

(c) On April 28, 1997 the Company sold in a private placement 150,000 shares of its Common Stock directly to a non-affiliated shareholder who is also an accredited investor at a price of $0.125 per share for a total cash consideration of $18,750. No sales commission was paid on this transaction and the Company relied on Rule 506 of Regulation D in consummating this transaction. Between July 1997 and the date hereof the Company sold 60 Units of its securities in the Private Placement. Each Unit consists of 50,000 shares of Common Stock and 25,000 common stock purchase warrants. Each warrant is exercisable at $1.00 per share. The price of each Unit is $25,000 and the Company paid Continental a fee of 50% of the sales price of the 60 Units. The Units were offered without any registration pursuant to the exemptions from registration contained in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

         (B)  Reports on Form 8 - K


              None

                   ALFA INTERNATIONAL CORP.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: November 19, 1997               ALFA INTERNATIONAL CORP.
                                            (Registrant)



                                         By: /s/ Frank J. Drohan




                                         Frank J. Drohan
                                         Chief Executive and
                                         Financial Officer