Form 10QSB
period 1998-03-31
ALFA INTERNATIONAL CORP
filed 1998-05-15
CIK 820600

FORM 10-QSB
                           SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 1998

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

                                10533
                             (Zip Code)

                           (914) 591-1994
            (Registrant's telephone number, including area code)

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

As of March 31, 1998, the registrant had outstanding 6,268,898 shares of Common tock, par value $.01 per share.

                                    ALFA INTERNATIONAL CORP.
                                               INDEX
                                    PART I - FINANCIAL INFORMATION

ITEM 1:               FINANCIAL STATEMENTS

             BALANCE SHEETS

             DECEMBER 31, 1997
             MARCH 31, 1998

             STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1997
             THREE MONTHS ENDED MARCH 31, 1998

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,1998

              STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1997
              THREE MONTHS ENDED MARCH 31, 1998


               NOTES TO FINANCIAL STATEMENTS


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                   PART II  -  OTHER INFORMATION

ITEM 2:          CHANGES IN SECURITIES


ITEM 5:           OTHER INFORMATION


ITEM 6:           EXHIBITS AND REPORT ON FORM 8-K

                                    ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS

         ASSETS                    March 31,                       December 31,
                                     1998                             1997
CURRENT ASSETS:                    (Unaudited)                        Note 1

Cash and equivalents                $ 31,300                        $  42,088
Accounts receivable                    7,519                            1,143
Inventory                            106,249                           96,045
Prepaid expenses and other
   current assets                     27,673                           18,097
        Total Current Assets         172,741                          157,373

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment         35,841                           35,296
  Furniture & Fixtures                27,449                           25,883
                                      63,290                           61,179
  Less:  Accumulated depreciation    (27,750)                        (25,675)
                                      35,540                           35,504
Other Assets:
Goodwill                              64,642                           68,952
Other Assets                           4,698                            4,398
                                      69,340                           73,350

Total Assets                      $  277,621                    $   266,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable               $    85,071                    $   119,080
  Royalties Payable                   24,000                         24,000
  Accrued expenses and other current
    liabilities                          199                           1,840
     Total Current Liabilities       109,270                         144,920
Other Liabilities                      5,403                           12,903

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued -  6,268,898 shares at 3/31/98
and 6,018,898 shares at 12/31/97          62,689                          60,189
Capital in excess of par value          4,009,177                      3,886,677
Retained earnings (deficit)            (3,908,918)                   (3,838,462

Total Stockholders' Equity               162,948                         108,404

  Total Liabilities & Equity         $   277,621                     $  266,227

                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                  1998                 1997
REVENUES:
Net sales                                     $  22,013              $ 2,679
Interest Income                                     698                    0
Other income                                     18,108                    0
                                                 40,819                 2,679

COST AND EXPENSES:
Cost of sales                                     9,886                   250
Selling, general and administrative             101,389                47,147
Interest expense                                      0                  2,675
                                                111,275                 50,072



NET LOSS                                    $   (70,456)              $(47,393)


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          6,268,018            3,543,898


NET INCOME (LOSS) PER SHARE                    $ (.01)                $  ( .01 )

                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY






                         Common Stock          Capital in              Retained
                                 Par           Excess of               Earnings
               Shares            Value         Par Value               (Deficit

Balances At
December 31,
1997         6,018,898        $ 60,189        $ 3,886,677       $ (3,838,462)

Issuance of Common
Stock          250,000       $   2,500       $   122,500

Net (loss) for
the Three
Months ended
March 31, 1998                                                 $ (     70,456)


Balances At
March 31,
1998       6,268,898         $ 62,689        $ 4,009,177        $ (3,908,918)

                                   ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                         Three  Months Ended
                                                               March 31

                                                      1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ ( 70,456)       $   (47,393)
   Adjustments to reconcile net loss to net cash
    flows from operating activities:
   Depreciation and amortization                    6,384                2,230
   Changes in operating assets and liabilities:
    Accounts receivable                            (6,376)                (985)
    Inventories                                   (10,204)           (23,619)
    Other current assets                           (9,576)           (12,051)
    Accounts payable                              (34,009)          182,272
    Royalties Payable                                -                       -
    Other assets                                     (300)              4,128
    Other Liabilities                              (7,500)                     -
    Accrued expenses                               (1,641)             39,139
     Net cash flows from operating activities    (133,678)           143,721

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Received in Acquisition                         -                  874
  Acquisitions of property and equipment           (2,110)             14,690
   Net cash flows from investing activities        (2,110)             15,564

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                         125,000           (204,386)
  Collection of Subscription Receivable                -               25,000
  Advance to Affiliate, net of Investment              -              (10,489)
  Proceeds  of Note Payable                             -              33,828
    Net cash flows from financing activities        125,000           (156,047)

       NET CHANGE IN CASH AND EQUIVALENTS           (10,788)            3,238

       CASH AND EQUIVALENTS, BEGINNING OF PERIOD     42,088                 57

       CASH AND EQUIVALENTS, END OF PERIOD       $   31,300           $   3,295

       SUPPLEMENTAL CASH FLOW INFORMATION:

        Income taxes paid (refunded)                     0                   0

        Interest paid                            $       0             $      0

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The balance sheet for Alfa International Corp. ("Alfa" or ,the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly-owned subsidiary through which it conducts all operations. All intercompany transactions have been eliminated in its consolidation with Alfa. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE 2 - COMMON STOCK
During the first quarter of 1998, the Company issued 250,000 shares of its ommon Stock and 125,000 warrants as a result of the sale of ten units ("Units") of its securities in a private placement ("Private Placement") as described in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1997. The Company has engaged the services of Continental International Trading Corp. ("Continental") as placement manager for the Private Placement. Each Unit consists of 25,000 shares of Common Stock and 12,500 Warrants. Each Warrant is exercisable for the purchase of one share of Common Stock.

ALFA INTERNATIONAL CORP. AND SUBSIDIARY

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results Of Operations

All of the Company's operations are conducted through its wholly owned Subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. The Company began implementing its sales and marketing plan for its Ty-Breakers subsidiary in July of 1997. These marketing efforts continue to date.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,1998 vs.
THREE MONTHS ENDED MARCH 31,1997

The Company experienced an increase in net revenue of $ 38,140 for the first quarter of 1998 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $ 19,334 as a result of initial orders received from Ty-Breakers' direct mail campaign to retail stores which was initiated in November 1997, interest income and a non-recurring increase in other income of $ 18,108. The cost of sales percentage for the first quarter of 1998 was 45% and the gross profit percentage was 55%.

Selling , general and administrative expenses increased by $ 54,242 during the first quarter of 1998 compared to the same period in the previous year. This increase is attributable to the increase in personnel and marketing expenses associated with Ty-Breakers' marketing efforts in support of sales to retail stores which were first introduced during the fourth quarter of 1997.

The Company experienced a net loss of $70,456 for the first quarter of 1998 as compared to a net loss of $ 47,393 during the same period in the previous fiscal year. This increase of $ 23,063 is attributable to the increased expenses mentioned above and the failure to attain a sufficient level of sales. Management believes that a profitable level of sales will be attained if the Company continues its marketing efforts. The continuation of these marketing efforts is contingent upon the successful conclusion of the Company's ongoing Private Placement.

LIQUIDITY AND CAPITAL RESOURCES:
At March 31, 1998 the Company had working capital of $ 63,471 as compared to $ 12,453 at December 31, 1997. This increase is primarily attributable to receipt during the period by the Company of the net proceeds of $125,000 from the sale of ten Units in the Private Placement. Approximately 60% of current assets are invested in inventory, 18% is held in cash and the balance invested in accounts receivable and pre-paid expenses.

The Company is continuing the Private Placement and will use the net proceeds therefrom to finance further marketing efforts for its Ty-Breakers subsidiary. A successful completion of the Private Placement and / or an increase in Ty-Breakers' level of sales is necessary to continue to carry out the Ty-Breakers' sales and marketing plan. It is necessary for the Company to increase its levels of sales as well as succeed in selling additional equity in order to allow continued operations. No assurances can be given, however, that adequate financing can be obtained from the Private Placement or other such sources or generated from operations.

                             PART II   -   OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

Between January 1st and March 31st of 1998, the Company sold 10 Units in the Private Placement. Each Unit consists of 25,000 shares of Common Stock and 12,500 common stock purchase warrants. Each warrant is exercisable for the purchase of one share of Common Stock at a price of $2.00 per share. The price of each Unit is $25,000 and the Company paid Continental a placement fee of 50% of the sale price of the ten Units sold. The Units in the Private Placement are being offered without any registration pursuant to the exemptions from registration contained in Rule 506 of Regulation D promulgated by the Securities & Exchange Commission under the Securities Act of 1933, as amended.

ITEM 5: OTHER INFORMATION

The Company's President and the Company's Vice-President and Secretary are each parties to five-year employment agreements dated August 1, 1997 with the Company. In addition, Ty-Breakers' National Sales Manager is a party to a one-year employment agreement dated November 1997 with Ty-Breakers. Copies of these agreements were inadvertently not attached as exhibits to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and are therefore attached hereto.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

(A)  Exhibits - (numbered in accordance with Item 601 of Regulation SB)
Exhibit
Number
10.1       Drohan Employment Agreement
10.2       Kuczynski Employment Agreement
10.3       Blumberg Employment Agreement

(B)  Reports on Form 8 - K
             Amendment dated April 13, 1998 to the Report on Form 8-K dated January 27, 1997 disclosing the acquisition of Ty-Breakers (NY) Corp. by the Company. The amendment provides the required certified financial statements of Ty-Breakers (NY) Corp. for the two fiscal years prior to its acquisition by the Company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 15 1998                                  ALFA INTERNATIONAL CORP.
                                                    (Registrant)



                                              By:  /s/  Frank J. Drohan
                                                    Frank J. Drohan
                                                    Chief Executive Officer
                                                    and Chief Financial Officer