Form 10QSB
period 1998-06-30
ALFA INTERNATIONAL CORP
filed 1998-08-14
CIK 820600

FORM 10-QSB
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 1998
                                _____________

Commission File Number: 0-17264
                        _______

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

As of August 13, 1998, the registrant had outstanding 6,278,898 shares of Common Stock, par value $.01 per share.

                        ALFA INTERNATIONAL CORP.
                                 INDEX
                     PART I - FINANCIAL INFORMATION

ITEM 1:               FINANCIAL STATEMENTS

            BALANCE SHEETS

            DECEMBER 31, 1997
            JUNE 30, 1998

            STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 1997
            THREE MONTHS ENDED JUNE 30, 1998
            SIX MONTHS ENDED JUNE 30, 1997
            SIX MONTHS ENDED JUNE 30, 1998

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30,1998

             STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1997
             SIX MONTHS ENDED JUNE 30, 1998


             NOTES TO FINANCIAL STATEMENTS

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



                            PART II  -  OTHER INFORMATION


ITEM 2:          CHANGES IN SECURITIES

             ALFA INTERNATIONAL CORP. AND SUBSIDIARY
             ---------------------------------------
                CONSOLIDATED BALANCE SHEETS
                ---------------------------

         ASSETS                   June 30,         December 31,
                                   1998                1997
CURRENT ASSETS:                 (Unaudited)            Note 1
                                ----------         ----------
Cash and equivalents            $   1,673          $  42,088
Accounts receivable                 2,277              1,143
Inventory                         100,578             96,045
Prepaid expenses and other
   current assets                  23,759             18,097
                                ---------          ---------
        Total Current Assets
                                   128,287           157,373

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment       35,841            35,296
  Furniture & Fixtures              33,529            25,883
                                ----------         ---------
                                    69,370            61,179
  Less:Accumulated depreciation    (29,824)          (25,675)
                                ----------         ----------
                                    39,546            35,504
Other Assets:
Goodwill                            60,332            68,952
Other Assets                         4,698             4,398
                                ----------         ---------
                                    65,030            73,350

Total Assets                     $ 232,863         $ 266,227
                                ----------         ----------

LIABILITIES AND STOCKHOLDERS
   EQUITY
CURRENT LIABILITIES:
  Accounts payable               $ 102,527         $ 119,080
  Royalties Payable                 24,000            24,000
  Accrued expenses and other
    Current liabilities                 86             1,840
                                ----------         ---------
      Total Current Liabilities    126,613           144,920
                                ----------         ---------
Other Liabilities                    5,000            12,903
                                ----------         ---------

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued -  6,278,898 shares at
6/30/98 and 6,018,898 shares at
12/31/97                            62,789            60,189
Capital in excess of par value   4,014,077         3,886,677
Retained earnings (deficit)     (3,975,616)       (3,838,462)
                                -----------       ----------
Total Stockholders' Equity         101,250           108,404
                                ----------        ----------

  Total Liabilities & Equity       232,863           266,227
                                ----------        ----------

                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                ---------------------------------------
                             (UNAUDITED)
                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                    June 30                     June 30
                            1998              1997        1998            1997

REVENUES:
Net sales                 $    20,044   $    1,058     $    42,057     $   3,737
Interest Income                    87            0             785             0
Other income                    2,851            0          20,959             0
                          -----------   ----------     -----------     ----------
                               22,982        1,058          63,801         3,737
                          -----------   ----------     -----------     ----------

COST AND EXPENSES:
Cost of sales                   7,240           36          17,126           286
Selling, general and
  administrative               82,440       21,570         183,829        68,717
Interest expense                    0           86               0         2,761
                          -----------   ----------     -----------     ----------
                               89,680       21,692         200,955        71,764
                          -----------   ----------     -----------     ----------

NET LOSS                  $   (66,698)  $  (20,634)    $  (137,154)    $ (68,027)
                          -----------   ----------     -----------     ----------

WEIGHTED AVG. NUMBER
OF SHARES OUTSTANDING       6,268,018    3,693,898       6,278,018     3,693,898

NET LOSS PER SHARE           $(.01)       $(.01)          $(.02)        $(.02)
                             ------       ------          ------        ------
</TABLE


                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       ---------------------------------------------------------
                       Common Stock                 Capital in             Retained
                                  Par               Excess of              Earnings
               Shares            Value              Par Value              (Deficit)
               ------            -----              ----------             ---------
Balances At
December 31,
1997           6,018,898        $ 60,189            $ 3,886,677        $ (3,838,462)

Issuance of
Common Stock     260,000        $  2,600            $   127,400

Net (loss) for
the Six
Months ended
June 30, 1998  _________         _______             ___________       $ (  137,154)
                                                                         -----------


Balances At
June 30, 1998  6,278,898         $ 62,789            $ 4,014,077       $ (3,975,616)
               ---------         --------            -----------       -------------




               ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               ---------------------------------------
                           (UNAUDITED)
                                                           Six  Months Ended
                                                                June 30
                                                         ------------------------
                                                         1998           1997
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (137,154)   $   (68,027)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Depreciation and amortization                            12,768          8,614
    Changes in operating assets and liabilities:
      Accounts receivable                                    (1,134)          (363)
      Inventories                                            (4,533)       (23,619)
      Other current assets                                   (5,662)       (15,150)
      Accounts payable                                      (16,553)       180,913
      Royalties Payable                                         -              -
      Other assets                                             (300)         4,128
      Other Liabilities                                      (7,903)           -
      Accrued expenses                                       (1,754)        36,900
                                                         -----------    -----------
         Net cash flows from operating activities          (162,225)       123,396
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Received in Acquisition                                  -              874
  Acquisitions of property and equipment                     (8,190)        14,690
                                                         -----------   -----------
         Net cash flows from investing activities            (8,190)        15,564
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                  130,000       (170,795)
  Collection of Subscription Receivable                         -           25,000
  Advance to Affiliate, net of Investment                       -          (10,489)
  Proceeds  of Note Payable                                     -            33,828
                                                         -----------    -----------
         Net cash flows from financing activities           130,000        (122,456)
                                                         -----------    ------------

NET CHANGE IN CASH AND EQUIVALENTS                          (40,415)            940
                                                         -----------    -----------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                    42,088              57
                                                         -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                       $   1,673      $      997
                                                         -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                    0               0
                                                         -----------    -----------
Interest paid                                             $     0        $      0
                                                         -----------    -----------


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

NOTE 2 - COMMON STOCK
During the second quarter of 1998, the Company issued 10,000 shares of its Common Stock and 5,000 warrants as a result of the sale of four-tenths of a unit ("Unit") of its securities in a private placement ("Private Placement") as described in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1997. The Company has engaged the services of Continental International Trading Corp. ("Continental") as non-exclusive placement agent for the Private Placement. The Company is not obligated to pay any fees to Continental on any sale of Units to investors not directly introduced to the Company by Continental, nor are any fees due to Continental as a result of the exercise of any warrants contained in previously sold Units. The price of each Unit is $25,000 and each Unit consists of 25,000 shares of Common Stock and 12,500 Warrants. Each Warrant is exercisable for the purchase of one share of Common Stock.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,1998 vs.
THREE MONTHS ENDED JUNE 30,1997

The Company experienced an increase in net revenue of $ 21,924 for the second quarter of 1998 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $ 18,986 as a result of orders received from Ty-Breakers' initial direct mail campaign to retail stores which was initiated in November 1997, interest income and other income. The cost of sales percentage for the second quarter of 1998 was 36% and the gross profit percentage was 64%.

Selling , general and administrative expenses increased by $ 60,870 during the second quarter of 1998 compared to the same period in the previous year. This increase is attributable to the increase in personnel and marketing expenses associated with Ty-
Breakers' marketing efforts.

The Company experienced a net loss of $ 66,698 for the second quarter of 1998 as compared to a net loss of $ 20,634 during the same period in the previous fiscal year. This increase of $ 46,064 is attributable to the increased expenses mentioned above and the failure to attain a sufficient level of sales.

SIX MONTHS ENDED JUNE 30,1998 vs.
SIX MONTHS ENDED JUNE 30,1997

The Company experienced an increase in net revenue of $ 60,064 for the first six months of 1998 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $ 38,320 as a result of orders received from Ty-Breakers' initial direct mail campaign to retail stores which was initiated in November 1997, interest income and other income of $20,959. The gross profit percentage for the first six months of 1998 was 60%.

Selling , general and administrative expenses increased by $ 115,112 during the first six months of 1998 compared to the same period in the previous year. This increase is attributable to the increase in personnel and marketing expenses associated with Ty-Breakers' marketing efforts in support of sales to retail stores which were first introduced during the fourth quarter of 1997 and to increased professional fees.

The Company experienced a net loss of $ 137,154 for the first six months of 1998 as compared to a net loss of $ 68,027 during the same period in the previous fiscal year. This increase of $ 69,127 is attributable to the increased expenses mentioned above and the failure of Ty-Breakers to attain a sufficient level of sales. Management believes that a profitable level of sales will be attained if the Company continues its marketing efforts. The continuation of these marketing efforts is contingent upon the successful conclusion of the Company's ongoing Private Placement, the outcome of which can not be predicted at this time.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1998 the Company had working capital of $ 1,674 as compared to $ 12,453 at December 31, 1997. This decrease is attributable to the Company's loss from operations during the period net of the receipt during the period by the Company of the net proceeds of $130,000 from the sale of 10.4 Units in the Private Placement. On August 14, 1998, the Company received $150,000 which were the proceeds from the exercise of 150,000 warrants held by an investor. Approximately 78% of current assets are invested in inventory.

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

ITEM 2: CHANGES IN SECURITIES

Between April 1st and March 31st of 1998, the Company sold
0.4 Unit in the Private Placement. Each Unit consists of 25,000 shares of Common Stock and 12,500 common stock purchase warrants. Each warrant is exercisable for the purchase of one share of Common Stock at a price of $2.00 per share. The price of each Unit is $25,000 and the Company paid Continental a placement fee of 50% of the sale price of the four-tenths of a Unit sold. The Units in the Private Placement are being offered without any registration pursuant to the exemptions from registration contained in Rule 506 of Regulation D promulgated by the Securities & Exchange Commission under the Securities Act of 1933, as amended. On August 14, 1998 outstanding warrants were exercised to purchase 150,000 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 14, 1998                ALFA INTERNATIONAL CORP.
                                      (Registrant)



                                By:  /s/  Frank J. Drohan
                                   ________________________
                                   Frank J. Drohan
                                   Chief Executive Officer
                                   and Chief Financial Officer