Form 10QSB
period 1998-09-30
ALFA INTERNATIONAL CORP
filed 1998-11-20
CIK 820600

FORM 10-QSB
                           SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 1998

Commission File Number: 0-17264


                                      ALFA International Corp.
                     (Exact name of registrant as specified in ts charter)

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

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  [x] Yes   [] No

As of November 19, 1998, the registrant had outstanding 6,441,398 shares of Common Stock, par value $.01 per share.

                  ALFA INTERNATIONAL CORP.

                           INDEX

              PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

          BALANCE SHEETS

          DECEMBER 31, 1997
          SEPTEMBER 30, 1998

          STATEMENTS OF OPERATIONS


          THREE MONTHS ENDED SEPTEMBER 30, 1997
          THREE MONTHS ENDED SEPTEMBER 30, 1998
          NINE  MONTHS ENDED SEPTEMBER 30, 1997
          NINE  MONTHS ENDED SEPTEMBER 30, 1998

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 30, 1998

          STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1997
          NINE MONTHS ENDED SEPTEMBER 30, 1998


          NOTES TO FINANCIAL STATEMENTS

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


                 PART II - OTHER INFORMATION


ITEM 2:  CHANGES IN SECURITIES

                                   ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
         ASSETS                             September 30,                     December 31,
                                                1998                                1997
                                             (Unaudited)                        Note 1
                                            ____________                      _____________
CURRENT ASSETS

Cash and equivalents                         $ 75,351                        $  42,088
Accounts receivable                             2,974                            1,143
Inventory                                      99,757                           96,045
Prepaid expenses and other
   current assets                              32,453                           18,097
                                              _______                          ________
        Total Current Assets                  210,535                          157,373
                                              _______                          ________

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment                  35,841                           35,296
  Furniture & Fixtures                         33,529                           25,883
                                               ______                           _______
                                               69,370                           61,179
  Less:Accum. depreciation                    (31,898)                         (25,675)
                                              _______                          ________
                                               37,472                           35,504
                                              _______                          ________
Other Assets:
Goodwill                                       56,023                           68,952
Other Assets                                    4,698                            4,398
                                               ______                           _______
                                               60,721                           73,350

Total Assets                               $  308,728                      $   266,227
                                           __________                      ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $  104,656                      $   119,080
  Royalties Payable                                 0                           24,000
  Accrued expenses and other
 Current liabilities                                0                            1,840
                                            _________                      ____________
    Total Current Liabilities                 104,656                          144,920
                                            _________                      ____________

Other Liabilities                                   0                           12,903
                                            _________                      ___________

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued   6,441,398 shares at 9/30/98
and 6,018,898 shares at 12/31/97               64,414                           60,189
Capital in excess of par value              4,168,703                        3,886,677
Retained earnings (deficit)                (4,029,045)                      (3,838,462)
                                           __________                       ___________

Total Stockholders' Equity                    204,072                          108,404
                                           __________                       __________

  Total Liabilities & Equity              $   308,728                       $  266,227
                                           __________                       __________


See accompanying Notes to Financial Statements.

                            ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                 September  30                  September 30
                            ______________________           _______________________
                            1998              1997           1998              1997
                            ____              ____           ____              ____

REVENUES:
Net sales             $    6,750            $ 2,145      $  48,807        $   5,882
Interest Income              613              1,327          1,398            1,327
Other income               4,101             14,784         25,060           14,784
                          ______             ______         ______           _______
                          11,464             18,256         75,265           21,993
                          ______             ______         ______           _______
COST AND EXPENSES:
Cost of sales              1,195              3,385         18,321           3,671
Selling, general and
   administrative         63,698             95,379        247,527         164,096
Interest expense               0                975              0           3,736
                          ______             _______       ________        ________
                          64,893             99,739        265,848          171,503
                          ______             ______        _______         ________

NET LOSS             $   (53,429)          $(81,843)     $(190,583)       $(149,510)
                      __________           ________      __________       __________

WEIGHTED AVG. NUMBER
OF SHARES OUTSTANDING  6,441,398           4,418,893     6,441,398        4,418,893

NET LOSS PER SHARE     $ (.01)             $  ( - )       $ (.03)        $  ( - )
                       _______             ________       _______        ________

See accompanying Notes to Financial Statements.


                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                         Common Stock                     Capital in              Retained
                                      Par                 Excess of               Earnings
                    Shares            Value               Par Value               (Deficit
                    ______           ______               _________               _________
Balances At
December 31,
1997               6,018,898        $ 60,189            $ 3,886,677            $ (3,838,462)

Issuance of
Common Stock         422,500       $   4,225            $   282,026

Net (loss) for
the Nine
Months ended
September 30, 1998                                                            $ (   190,583)
                    _________      _________            ____________          ______________

Balances At
Sept. 30, 1998      6,441,398      $ 64,414              $ 4,168,703          $ ( 4,029,045)
                   __________      ________              ___________           _____________



See accompanying Notes to Financial Statements.

                                   ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                                 Nine  Months Ended
                                                                                     September 30
                                                                                 ______________________
                                                                                 1998               1997
                                                                                 ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (190,583)      $   68,027)
  Adjustments to reconcile net loss to net cash
  flows from operating activities:
  Depreciation and amortization                                                   19,152            8,614
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (1,831)            (363)
    Inventories                                                                   (3,712)         (23,619)
    Other current assets                                                         (14,356)         (15,150)
    Accounts payable                                                             (14,424)          180,913
    Royalties Payable                                                            (24,000)             -
    Other assets                                                                    (300)            4,128
    Other Liabilities                                                            (12,903)             -
    Accrued expenses                                                              (1,840)           36,900
                                                                                 ________          _______
        Net cash flows from operating activities                                (244,797)          123,396
                                                                                 ________          _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Received in Acquisition                                                      -                  874
  Acquisitions of property and equipment                                          (8,190)           14,690
                                                                                  _______           _______
         Net cash flows from investing activities                                 (8,190)           15,564
                                                                                  _______           _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                                        286,250         (170,795)
  Collection of Subscription Receivable                                               -             25,000
  Advance to Affiliate, net of Investment                                             -            (10,489)
  Proceeds  of Note Payable                                                           -             33,828
                                                                                  ________         ________
      Net cash flows from financing activities                                    286,250         (122,456)
                                                                                  ________         ________

NET CHANGE IN CASH AND EQUIVALENTS                                                 33,263              940
                                                                                  _______          ________

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          42,088               57
                                                                                  _______          _______

CASH AND EQUIVALENTS, END OF PERIOD                                              $ 75,351          $   997
                                                                                  _______          _______

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                                        0                  0
                                                                                 _________         ________

Interest paid                                                                   $   0             $    0
                                                                                 _________         ________

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The balance sheet for Alfa International Corp. ("Alfa" or ,the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and is presented herein for omparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly owned subsidiary through which it conducts all operations. All intercompany transactions have been eliminated in its consolidation with Alfa. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.


NOTE 2 - COMMON STOCK

During the third quarter of 1998, the Company issued 12,500 shares of its Common Stock and 6,250 warrants as a result of the sale of one-half of a unit ("Unit") of its securities in a private placement ("Private Placement") as described in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1997. During the third quarter of 1998, the Company also issued 150,000 shares of its Common Stock to a shareholder as a result of the exercise by that shareholder of 150,000 warrants. The Company has engaged the services of Continental International Trading Corp. ("Continental") as non-exclusive placement agent for the Private Placement as described in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1997. The Company is not obligated to pay any fees to Continental on any sale of Units to investors not directly introduced to the Company by Continental, nor are any fees due to Continental as a result of the exercise of any warrants contained in previously sold Units. The price of each Unit is $25,000 and each Unit consists of 25,000 shares of Common Stock and 12,500 Warrants. Each Warrant is exercisable for the purchase of one share of Common Stock.

ALFA INTERNATIONAL CORP. AND SUBSIDIARY

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp.("Ty-Breakers").Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. During the third quarter of 1998, Ty-Breakers began developing a tee shirt and gift item line, which will bear artwork designed by two artists with whom Ty-Breakers has contracted. All copyrights to such artwork are owned by Ty-Breakers. Ty-Breakers plans to sell these items, along with its Tyvek apparel, into the distribution channel it is developing with retail apparel and gift stores.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,1998 vs
THREE MONTHS ENDED SEPTEMBER 30,1997

The Company experienced a decrease in net revenue of $ 6,792 for the third quarter of 1998 as compared to the same period in the previous year. This revenue decrease resulted from an increase in Ty-Breakers' sales of $4,605, interest income and a decrease of $10,683 in other income .

Selling , general and administrative expenses decreased by $ 31,681 during the third quarter of 1998 compared to the same period in the previous year. This decrease is attributable to decreased marketing expenses associated with the Ty-Breakers' catalog mailing in the prior period.

The Company experienced a net loss of $ 53,429 for the third quarter of 1998 as compared to a net loss of $ 81,843 during the same period in the previous fiscal year. This decrease of $ 28,414 is attributable to the decreased expenses mentioned above and the failure to attain a sufficient level of sales.


NINE MONTHS ENDED JUNE 30,1998 vs.
NINE MONTHS ENDED JUNE 30,1997

The Company experienced an increase in net revenue of $ 53,272 for the first nine months of 1998 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $ 42,925, interest income and other income of $ 25,060. The gross profit percentage for the first nine months of 1998 was in excess of 60 %.

Selling , general and administrative expenses increased by $ 83,431 during the first nine months of 1998 compared to the same period in the previous year. This increase is attributable to the increase in personnel and marketing expenses and to the Company's relative inactivity in the prior period as previously reported.

The Company experienced a net loss of $ 190,583 for the first nine months of 1998 as compared to a net loss of $ 149,510 during the same period in the previous fiscal year. This increase of $ 41,073 is attributable to the increased expenses mentioned above and the failure of Ty-Breakers to attain a sufficient level of sales.Management believes that a profitable level of sales will be attained if the Company continues its marketing efforts and new product development and introduction. The continuation of these marketing efforts is contingent upon the successful conclusion of the Company's ongoing Private Placement or other such financing, the outcome of which can not be predicted at this time.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1998 the Company had working capital of $ 105,879 as compared to $ 12,453 at December 31, 1997. This increase is attributable to the Company's loss from operations during the nine month period net of the receipt during the period by the Company of the net proceeds of $286,250 from the sale of 10.9 Units in the Private Placement and the exercise of 150,000 warrants. On August 14, 1998, the Company received $150,000, which were the proceeds from the exercise of 150,000 warrants held by an investor. Approximately 47 % of current assets are invested in inventory. The Company is continuing the Private Placement and will use the net proceeds therefrom to finance further marketing efforts and new product development for its Ty-Breakers subsidiary. A successful completion of the Private Placement or alternate financing and / or an increase in Ty-Breakers' level of sales is necessary to continue to carry out the Ty-Breakers' sales and marketing plan. It is necessary for the Company to increase its levels of sales as well as succeed in selling additional equity in order to allow continued operations. No assurances can be given, however, that adequate financing can be obtained from the Private Placement or other such sources or generated from operations in order to allow the Company to pursue its marketing and product development plans.



                           PART II   -   OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

Between July 1st and September 30th of 1998, the Company sold 0.5 Unit in the Private Placement. Each Unit consists of 25,000 shares of Common Stock and 12,500 common stock purchase warrants. Each warrant is exercisable for the purchase of one share of Common Stock at a price of $2.00 per share. The price of each Unit is $25,000 and the Company paid Continental a placement fee of 50% of the sale price of the four-tenths of a Unit sold. The Units in the Private Placement are being offered without any registration pursuant to the exemptions from registration contained in Rule 506 of Regulation D promulgated by the Securities & Exchange Commission under the Securities Act of 1933, as amended. On August 14, 1998 outstanding warrants were exercised to purchase 150,000 shares of Common Stock.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 19, 1998                       ALFA INTERNATIONAL CORP
                                                (Registrant)



                                                By:    /s/  Frank J. Drohan
                                                       Frank J. Drohan
                                                       Chief Executive Officer
                                                       and Chief Financial
                                                       Officerer