Form 10KSB
period 1998-12-31
ALFA INTERNATIONAL CORP
filed 1999-11-12
CIK 820600

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              For the fiscal year ended December 31, 1998
                                        -----------------
                    Commission File Number 0-17264
                                           -------
                       ALFA INTERNATIONAL CORP.
                       ------------------------
         (Exact name of registrant as specified in its charter)


          NEW JERSEY                               22-2216835
          ----------                               ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

             107 Industrial Drive, Jersey City, NJ  07305
             --------------------------------------------
                (Address of Principal Executive Offices)

            50 South Buckhout Street, Irvington, N.Y. 10533
            -----------------------------------------------
             (Former Address If Changed Since Last Report)


Registrant's telephone number, including area code: (914) 591-1994
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $. O1 par value
                     -----------------------------
                           (Title of Class)



Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [x] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [x]

The registrant's total revenue for the fiscal year ended December 31, 1998 was $ 101,389.

The aggregate market value of the 2,315,849 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on September 30, 1999 was $2,894,811. SEE: "Market for Common Equity and Related Stockholder Matters").

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  [x] Yes     [  ] No

As of September 30, 1999 the Company had outstanding 7,441,398 shares of common stock, par value $. 01 per share ("Common Stock")

The Index to Exhibits appears on page 14.

                    DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997, Part III -Exhibits.











                 BALANCE OF THIS PAGE INTENTIONALLY LEFT BIANK

                        ALFA INTERNATIONAL CORP.
             Table of Contents to Annual Report on Form 10-KSB
                     Year Ended December 31, 1998

                                                                Page
                              Part I

     Item 1.      Description of Business                         4

     Item 2.      Description of Property                         7

     Item 3.      Legal Proceedings                               8

     Item 4.      Submission of Matters to a Vote
                    of Security Holders                           8

                              Part II

     Item 5.      Market for Common Equity and
                  Related Stockholder Matters                     8

     Item 6.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   9

     Item 7.      Financial Statements                           14

     Item 8.      Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                           14

                              Part III

     Item 9.      Directors, Executive Officers and
                  Control Persons; Compliance with
                  Section 16(a) of the Exchange Act              14

     Item 10.     Executive Compensation                         15

     Item 11.     Security Ownership of Certain Beneficial
                  Owners and Management                          17

     Item 12.     Certain Relationships and Related
                  Transactions                                   18

     Item 13.     Exhibits and Reports on Form 8-K               19

                                  PART I
Item 1.     Description of Business

Introduction
------------

     Alfa International Corp. ("Alfa" or the "Company") is a holding company, which conducts substantially all of its operations through its wholly owned subsidiary Ty-Breakers Corp. Alfa was formed in 1978. In
December 1992, Alfa filed for bankruptcy protection. Subsequent to its Plan of Re-Organization being confirmed by the bankruptcy court, the Company was re-organized and on August 12, 1996 was discharged from bankruptcy proceedings and released from the supervision of the Court. (See: "Legal Proceedings"). Other than for matters relating to its reorganization and financing efforts, the Company was inactive in 1996. In January 1997 the Company acquired Ty-Breakers Corp, a New York corporation ("Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing apparel products, mostly jackets, and accessories made from Tyvek and Kensel. Tyvek is a paper-like material produced and sold by E.I. Du Pont de Nemours & Company ("Du Pont"). Tyvek is a registered trademark of Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. During 1997 and 1998, the Company received net proceeds of $905,000 from the sale of its securities in private placements to investors introduced to the Company by Continental International Trading & Consulting Corp. ("Continental"). Additionally, during 1998, the Company received $150,000 pursuant to the exercise of Warrants by an investor. The Company used the proceeds from its private placements to fund operations, pay debt and offering expenses and to implement the sales and marketing plan for its Ty-Breakers subsidiary. Ty-Breakers had been marketing its products primarily in the premium and incentive market which operations continue to date. In late 1997 Ty-Breakers began marketing jackets and other apparel made from Tyvek and from its patented Kensel material to retail stores, catalog companies and at its website www.ty-breakers.com. These operations also continue to date. Ty-Breakers is also developing a branded line of tee shirts and gift items bearing its proprietary art images and is considering investing in an Internet related business. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

     The Company's executive offices and warehouse are located at 107 Industrial Drive, Jersey City, NJ 07305 and its telephone number is 201-332-2200.

Ty-Breakers - Tyvek and Kensel Apparel
-----------   ------------------------


Manufacture and Distribution

Ty-Breakers markets Tyvek apparel as promotional products for major national commercial enterprises, sporting events and athletic associations. The apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers also markets Tyvek and Kensel apparel to retail stores, catalog companies and fashion designers.

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

     Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont.

Ty-Breakers has its Tyvek and Kensel apparel products manufactured and printed by unaffiliated third parties in the United States and Asia.

Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes (the "promotional business"). Other Tyvek products are vests, hats, bags, aprons and banners. The Tyvek products sold by Ty-Breakers are collectively referred to as Tyvek apparel and the Kensel products are collectively referred to as Kensel apparel. In November 1997, Ty-Breakers initiated a marketing effort whereby it began to market its Tyvek and Kensel apparel to retail stores and catalog companies nationwide for ultimate purchase by consumers. Ty-Breakers also sells its Tyvek and Kensel apparel to consumers via its Internet website www.ty-breakers.com. Tyvek and Kensel jackets are the primary products sold by Ty-Breakers to retail stores and catalog companies. T-Breakers has also sold jackets, shirts, bags and dresses made from Tyvek to various fashion designers. Customers who have purchased Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as sponsors of sporting and special events and numerous retail stores, catalog companies and fashion designers. Additionally, Ty-Breakers sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the Internet.

     Although sales to date of Tyvek apparel have not been made through any long term contracts, Ty-Breakers has received several repeat orders from its customers based, it believes, on the high reproductive quality of its Tyvek products.

     Tyvek and Kensel apparel products for Ty-Breakers' promotional business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the promotional business. Inventories are maintained for the retail business (i.e. retail stores & catalog companies) and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. In this regard, a reserve for obsolescent and/or slow moving inventory has been established. The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets and Ty-Breakers is developing and plans to introduce a new product line of gift items to complement its Tyvek and Kensel products.

Production

     The artwork and design for the Tyvek and Kensel apparel is done by Ty-Breakers through independent artists. For the custom promotional business the design of the products and client's logos and images are usually coordinated with the client's advertising personnel. For the retail business, Ty-Breakers either licenses a design or contracts with ndependent artists to create the artwork for Ty-Breakers' proprietary concepts. All copyrights to the artwork in the retail business (except for licensed products) are the property of Ty-Breakers. (See: 'Patents, Copyrights and Trademarks").

With the exception of the equipment that Ty-Breakers had designed, built and installed to perform a portion of the production process for the Kensel material, Ty-Breakers does not own or directly operate any manufacturing or production facilities. Ty-Breakers contracts with printers, laminators and cut & sew contractors in the U.S. and Asia to manufacture its Tyvek and Kensel apparel products.

Marketing

Ty-Breakers markets its products through industry trade shows and direct mail marketing. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel. In November 1997, Ty-Breakers mailed approximately 140,000 catalogs to retail stores and catalog companies in the U.S. Additionally Ty-Breakers has designed and launched an Internet website (www.ty-breakers.com) where consumers may view the full color catalog and make secure credit card purchases.

     Two in house employees attend trade shows and do direct selling to retail and promotional accounts. Ty-Breakers intends to continue its direct mail marketing to the 140,000 retailers which it began in November 1997, to purchase print advertising, to attend trade shows and to engage the services of additional outside sales representatives to call on accounts.

Competition

Several U.S. companies sell Tyvek garments made from a disposable type of Tyvek for use in the chemical, medical, disposal and painting industries. These companies are not competitors, as Ty-Breakers does not compete in these markets. The Company is aware of only two other competitor companies in the U.S, which sell imprinted Tyvek apparel and at least two other non-U.S. companies. The Company believes that its competitors generally restrict themselves to the custom promotional business and avoid the retail business and its associated inventory and marketing investments. Ty-Breakers believes that no competitor is marketing proprietary designs on the scale of that of Ty-Breakers. Moreover the company is certain that no U.S. competitor is marketing Kensel apparel, for which Ty-Breakers holds the U.S. patent. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also indirectly in competition with consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than the Company.

Patents, Copyrights and Trademarks

     Other than for the licensed designs in its retail line, Ty-Breakers is not dependent upon any patent, trademark or proprietary right of another with respect to its Tyvek and/or Kensel apparel business. Licensed designs such as the M.C. Escher designs, the Hammond world map and the Smoky Mountain Cats design are, in the view of management, significant to the success of Ty-Breakers' retail marketing program and the loss of any of these license agreements could have a material adverse effect on Ty-Breakers. Ty-Breakers intends to pursue additional license agreements, as it believes its products are particularly suited for licensed apparel.

     Ty-Breakers is the owner (by assignment) of U.S.Patent number 5,150,660 which covers a "fabric material and clothing apparel and apparel accessories made therefrom". This patent is for the material that Ty-Breakers markets under the name Kensel. The Kensel material is made by laminating a poly-cotton material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. It is the Company's view that jackets made from Kensel retain all the advantages of Tyvek while eliminating the only significant objection to Tyvek - its paper-like feel. Ty-Breakers' exclusive right under the patent to manufacture and sell
Kensel products in the U.S. runs until the year 2009. Ty-Breakers, under agreements with its outside artists, owns the copyrights to all art (exclusive of any licensed designs) produced for Ty-Breakers. Ty-Breakers has filed applications to register the trademarks "Kensel" and "ExtremeTease" with the U.S. Office of Trademarks. The failure of any trademark to issue, in the Company's opinion, will not materially or adversely affect its operations.

Governmental Regulation

     The Company does not require any governmental approval of its products nor does the Company anticipate any negative effects on its business from any existing or probable governmental regulations. The Company has no expenses or costs associated with compliance with any local, state or federal environmental laws.

Employees

The Company presently has two employees both of whom are officers and directors of the Company. The President and Secretary serve as the sole officers and directors of the Company and of the Company's wholly owned subsidiary Ty-Breakers Corp. The Company has employment agreements with its two employees. Ty-Breakers plans to recruit a nationwide sales representative force to sell its products to retail stores. (See "Executive Compensation" and "Directors and Executive officers of the Registrant").

Item 2.     Description of Property

     As of December 31, 1998 the Company's and Ty-Breakers' corporate offices were located at 50 South Buckhout Street, Irvington, New York 10533 and were leased by Ty-Breakers from an unafiliated third party under a lease which expired on June 30, 1999. The Company and Ty-Breakers moved their corporate offices to 107 Industrial Drive, Jersey City, N.J. 07305 on July 1, 1999.

Item 3.      Legal Proceedings


     On August 12, 1996 the United States Bankruptcy Court for the District of Arizona issued its "Final Decree" discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court.

     In accordance with the Plan of Reorganization, which was confirmed by the Court, the Company, in 1996, issued shares of its Common Stock to its former creditors, preferred stockholders and to the Company's president, and reverse split, on a one for twenty-five basis, the Company's shares of common stock which were outstanding as of August 4, 1995.

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

     The following table sets forth the range of the high and low closing bid prices for the Common Stock for the eight quarters within the last two fiscal years as reported by NASDAQ Trading & Market Services, Washington, DC 20006-1500. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                          Common Stock


Quarter Ended                 High                     Low
-------------                 ----                     ---


3/30/97                       0.08                     0.08
6/30/97                       1.625                    1.375
9/30/97                       0.50                     0.50
12/31/97                      1.50                     1.50
3/31/98                       1.25                     1.00
6/30/98                       0.75                     0.125
9/30/98                       0.50                     0.125
12/31/98                      0.5625                   0.25

     At December 31, 1998 the Company had 6,441,398 shares of its Common Stock issued and outstanding and there were approximately 1,900 holders of record of such Common Stock. As of December 31, 1998 and as of the date hereof, the Company had no shares of its preferred stock issued or outstanding.

     The Company has never declared any dividends and it is anticipated that any earnings will be retained for the Company's business in the foreseeable future. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements, and general business conditions.The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York 10004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements at the end of fiscal years 1997 and 1998 have been audited by the Company's independent certified public accountants.

     During 1998 the Company planned follow on mailings to capitalize on the momentum it had generated from its November 1997 catalog mailing to 140,000 retailers. Due to financial constraints the Company was unable to undertake these follow on mailings and now plans to do them beginning in January 2000. In addition to its core Tyvek and Kensel apparel business, Ty-Breakers intends to launch a line of gift items bearing proprietary art that was commissioned by Ty-Breakers in 1998/1999. Ty-Breakers intends to recruit a nationwide sales representative force to sell these gift items, and its Tyvek and Kensel apparel, to retail stores. The Company intends to build its Ty-Breakers Corp. subsidiary into an imprinted sportswear and apparel company with Tyvek and Kensel apparel as its core lines around which management intends to add (either through acquisition or internal development) a gift and novelty line, other imprinted sports apparel and licensed apparel lines. The Company intends to complete product development of its new tee shirt and gift item line for introduction in the beginning of fiscal year 2000.

     In early 1998, the Company began the $1,000,000 Second Private Placement offering of up to 40 Units of its securities with the intent of using the proceeds to finance Ty-Breakers' continuing marketing efforts - capitalizing on the momentum started by the November 1997 direct mail campaign to 140,000 retail stores. Only 10.9 Units in the Second Private Placement were sold during fiscal year 1998 and the offering was subsequently terminated. The Company received gross proceeds of $272,500 and paid Continental $136,250 in placement fees on such Units. Net proceeds from the sales of Units were insufficient to pursue the Company's aggressive marketing and sales strategy directed at retail stores during 1998 and the Company essentially relied on the results from its November 1997 mailing to generate revenue. The Company plans to introduce new products and re-start its retail marketing efforts in 2000 and expects that its fiscal year 1999 results will, while improved, remain unprofitable. Although no assurances can be given at this time that adequate revenue can be generated from ongoing operations to make the Company's operations profitable, management believes that fiscal 2000 results will be sharply improved as a result of sales and marketing efforts and new product introductions.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp., which the Company acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material.

     In late 1997, Ty-Breakers mailed approximately 140,000 catalogs to retail stores and catalog companies across the U.S. introducing 30 new designs made from Kensel and Tyvek material. The mailing was targeted at retail stores and catalog companies with the intention of selling them jackets made from Kensel (Ty-Breakers' patented fabric material) and from Tyvek. The Company continues to benefit from this mailing. Prior to November 1997, Ty-Breakers marketed only its Tyvek products almost exclusively to the premium and incentive market.

     Financial constraints prevented the Company from following up, as planned, with continuous mailings to the same list of stores every few months during 1998. The Company now plans to do this beginning in January 2000 while at the same time begin recruiting a nationwide sales representative force to sell its products to these stores. In this way Ty-Breakers will continue to develop customers such as those developed from the initial catalog mailing. Attendance at trade shows, print advertising and a worldwide web presence will supplement these efforts. The Company's website (www.ty-breakers.com) is able to take credit cards in a secure environment. The website has information about the Company and Ty-Breakers' products as well as a way for consumers to purchase jackets directly from Ty-Breakers.

Discussions were held with Auto-Pilot, Inc. ("API"), a corporation involved in the development of microcomputer products, regarding its acquisition by Alfa but all such discussions have been terminated. The Company is however interested in pursuing an acquisition and/or investment in an Internet related business with which it has held very preliminary discussions and will pursue this matter as funding allows.

Results of Operations
Fiscal Year Ended December 31, 1998 Compared to
Fiscal Year Ended December 31, 1997

     Total revenue was $101,989 during fiscal year 1998 compared to $30,769 for fiscal year 1997. This increase of $71,220 (231%) was principally due to an increase in Tyvek and Kensel sales to retailers of approximately $59,931 and other income of approximately $30,000. Because it lacked sufficient resources to fund its marketing budget (additional financing was expected but never materialized in 1998), the Company was unable to capitalize on the momentum of its initial direct mail campaign with follow on marketing efforts. The sales results were therefore disappointing. The Company spent a great deal of time, to little avail, in capital raising efforts during 1998 and sales suffered as a result. (SEE: "Notes to Financial Statements"). During 1998 the Company also began product development efforts on a line of tee shirts and gift items it intends to market under a brand name it has developed. These efforts continued into 1999 and launch of the line under the brand name "ExtremeTease" is planned for January 2000. Management expects that sales will increase modestly for fiscal year 1999 but should increase sharply in 2000 when a renewed marketing effort begins and the new line is introduced. Further follow-on mailings to the retail stores and catalog companies targeted by the Company are dependent upon available financing to conduct them. Cost of sales in 1998, which included a charge of $30,000 to establish an inventory obsolescence reserve, increased $66,803 to $72,468.

     Compared to 1997, selling, general and administrative expenses decreased $66,398 (14%) to $407,295 in 1998. This decrease, which includes a write off of over $50,000 of the Ty-Breakers good-will, resulted primarily from a curtailment of marketing and sales expenses associated with the catalog mailing from the same period in the previous year. General and administrative expenses are expected to be further reduced in 1999, while the Company moves to contain overhead and finalize development of its new product line.

     The Company sustained a net loss before taxes in 1998 of $377,774 compared to a net loss before taxes of $452,325 in 1997. This 1998 loss of $377,774 included one-time charges of $68,951 to write off the Ty-Breakers' goodwill and $ 30,000 to establish the inventory reserve. Excluding these one-time charges, the remaining loss of $278,823 represents a reduction of $173,502 (38.4%) in the loss from 1997. This reduction is attributable to the Company's increased sales and reduced operating expenses. The Company will need to further increase sales while controlling costs in order to attain profitability - a goal which is expected to be met in fiscal year 2000 but not before.

     No significant capital expenditures were incurred in 1998.

     Inventories decreased approximately $36,381 in 1998 compared to the same period in 1997. The 1997 inventory was created almost entirely in the last quarter of 1997 to support Ty-Breakers' marketing effort to retail stores. This decrease in 1998 inventory levels is a result of the establishment in 1998 of a $30,000 inventory reserve account and a $6,381 inventory reduction net of purchases associated with sales to retail stores. Sales to such stores in 1998 were lower than expected as a result of curtailed marketing efforts during 1998. The Company also made use of offshore manufacturers in China & Hong Kong for some of its inventory requirements. The majority of inventory at December 1998 represents raw material & printed Tyvek sheets which the Company intends to convert, through the use of its Hong Kong sewing contractor, into competitively priced finished goods during 1999/2000. The Company also plans additional inventory commitments for its newly developed ExtremeTease line of gift items, but expects such inventory commitments to closely track sales of the new line.

Results of Operations
Fiscal Year Ended December 31, 1997 Compared to
Fiscal Year Ended December 31, 1996

     Total revenue was $30,769 during fiscal year 1997 compared to zero for fiscal year 1996. The Company had no sales during 1996 since it had discontinued all operations effective March 31, 1993. The Company acquired Ty-Breakers on January 23, 1997 and the results of Ty-Breakers' operations have been included in the Company's consolidated financial statements for the period ending December 31, 1997. These results include some minimal initial sales results at the end of 1997 from the Ty-Breakers catalog mailing as well as reflecting the effect of certain accounts payable settlements. (SEE: "Notes to Financial Statements"). Management expects that sales will increase sharply provided further follow-on mailings are made to the retail stores and catalog companies it has targeted. Such mailings are dependent upon available financing to conduct them.

     Selling, general and administrative expenses increased by $444,402 to $473,693 in 1997 compared to the same period in the prior year. This resulted primarily from increases in the Company's sales and marketing efforts associated with the start of operations at Ty-Breakers and the preparation and mailing of the new Ty-Breakers catalog. A significant amount was expended for artwork - both for the catalog preparation and for the film necessary to print the Tyvek material used in the jacket manufacturing process. These one-time artwork expenses which have been fully written off will reduce the amount of expense involved in future mailings and inventory production. It is expected that advertising, trade show, travel, royalty, and commission expenses will continue to increase incrementally with Ty-Breakers' continued retail marketing effort and that such increases will result in increased sales to retailers.

     Capital expenditures increased by approximately $33,000 during the most recent fiscal year, primarily associated with upgrading of computer systems, software and specialized custom production equipment used in the manufacture of the Kensel material.

The Company sustained a net loss before taxes of $452,325 in fiscal year 1997 compared to a loss of $29,291 in fiscal year 1996. This increase in net loss from operations is entirely attributable to the start-up of operations at Ty-Breakers. Management expects losses from operations to continue through 1998 and 1999 until the effects of the marketing plan flow through.

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

Liquidity and Capital Resources
-------------------------------

     The Company has experienced negative cash flows from operating activities during the past two fiscal years primarily due to operating losses. As of December 31, 1998 the Company had negative working capital of ($14,387) as compared to working capital of $12,453 as of December 31, 1997. The Company has, to a great extent, relied on the net proceeds from private placements of its common stock to fund its operations during the last two years. As a result the Company has significantly paid down debt, invested in inventory and spent heavily on catalogs, sales and marketing expenses. As of the date hereof, the Company has no debt but management believes that further investments in marketing expenses such as trade shows, advertising, product development, sales representative commissions and salesmen salaries are required to turn the Company profitable. A planned private placement during 1998 failed to occur thus forcing the Company to defer certain of these expenditures. The Company's cost containment moves, increased activity in custom Tyvek sales, exercise of stock options during late 1999 by consultants to the Company and new product developments have all combined to position the Company to begin marketing in earnest in 2000. While no assurances can be given at this time, management believes that such marketing efforts will be successful in turning the Company profitable in 2000. Projected revenues in 1999 are expected to be greater than 1998 but still insufficient to attain profitability. Revenues are projected to be significantly greater in 2000 when the Company expects to turn profitable. These projected 2000 sales levels can only be obtained, however, if the Company successfully deploys its assets in its planned marketing and new product introduction efforts. Projected operating expenses are projected to be significantly lower in 1998.

Impact of Inflation
-------------------
     The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

Import Operations
-----------------
     During the past fiscal year the Company has increased its reliance on its Hong Kong and China sub-contractor for the production requirements for its Ty-Breakers apparel. This has had a generally beneficial effect since the Company has noticed decreased production costs, consistent quality and a greater competitiveness for its products.

Forward Looking Statements
--------------------------
     Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's planned ExtremeTease product line, the growth of the market for the Company's products, the renewal by Congress of China's most-favored-nation trade status, the ultimate decision by the Company whether or not to invest in an internet related business or the success of the Company's various marketing initiatives.

Year 2000 Compliance
--------------------
     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or mis-calculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on assessments made in fiscal years 1997 and 1998, the Company has updated all versions of operating and financial & accounting software to be Year 2000 compliant so that all of its systems recognize and utilize dates beyond December 31, 1999 properly. The Company believes that the modifications and conversions it has completed will allow it to mitigate any problems associated with the Year 2000 issue.

     The Company has also received formal communications from its bank, transfer agent, and major suppliers that their systems are also Year 2000 compliant. Based on the foregoing and the Company's own research, the Company does not believe that it is vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact on the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to the Company's financial position or results of operations.

Item 7.     Financial Statements

     The response to this item is submitted as a separate section to this report commencing on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            None


                               PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The present Directors and Executive Officers of the Company are as
     follows:
Name                         Age             Position
----                         ---             --------

Frank J. Drohan              54              Chairman of the Board of
                                             Directors, President, Chief
                                             Executive & Financial Officer

Charles P. Kuczynski         45              Vice-President, Secretary and
                                             Director

     Frank J. Drohan has served as a Director, Chairman of the Board and Chief Executive Officer of the Company for the past five years and as Secretary and sole director of the Company from October 30, 1993 until February 15, 1996. Until January 23, 1997 (the "Merger Date") Mr. Drohan was also Chairman of the Board and President of Ty-Breakers (NY) Corp. ("TYNY"), a privately held New York company. TYNY (now Ty-Breakers Corp.)

was acquired by the Company on January 23, 1997 and is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Mr. Drohan also serves as President of the Company's wholly owned subsidiary Ty-Breakers Corp.

     Charles P. Kuczynski has served as a Director and Secretary of the Company since February 1996. Between 1988 and March 1993, Mr. Kuczynski was an employee of the Company. He was the Secretary and a Director of the Company from April 1989 until March 1993. Since April 1993 Mr. Kuczynski has served as Vice-President of Sales for TYNY (now Ty-Breakers Corp. where he continues as VP Sales). He served as the Secretary and a Director of TYNY since November 1993 and since the Merger Date serves as the Secretary and a Director of Ty-Breakers. Mr. Kuczynski is the inventor of KENSEL and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned to Ty-Breakers on the Merger Date.

     At December 31, 1998 the Board of Directors of Alfa consisted of Frank
J. Drohan and Charles P. Kuczynski. Messrs. Drohan and Kuczynski continue to serve as the Company's only officers and directors.

     Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.


Item 10.     Executive Compensation


     The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of Alfa for services in all capacities during the calendar year ended December 31, 1998 for (i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of Alfa as a group.


Name of individual        Capacities in                    Cash
or number in group        which served                     Compensation


Frank J Drohan            Chairman of Board                $ 79,434
                          of Directors, President,
                          Chief Executive


All Executive Officers
as a group (2 persons)                                     $118,285
--------------------------------------------------------------------------
(1) After reasonable inquiry, the Company has concluded that the aggregate amount of personal benefits cannot be specifically or precisely scertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

EMPLOYMENT AGREEMENTS


     The Company presently has employment agreements with two employees.

     Frank J. Drohan and Charles P. Kuczynski are each parties to 5-year employment agreements dated August 1, 1997 with the Company. A one-year employment agreement dated November 1997 between Ty-Breakers and Mr. Gerald Blumberg has expired.

     Mr. Drohan's employment agreement provides for an annual salary of $100,000, a bonus based on net profits of the Company, options on 50,000 shares of Common Stock @ $1.00 per share during each year of the 5 years of the employment term and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

     Mr. Kuczynski's employment agreement provides for an annual salary of $45,000, a bonus based on gross sales of Ty-Breakers and options on 25,000 shares of Common Stock @ $1.00 per share during each year of the 5 years of the employment term.

     Both Mr. Drohan and Mr. Kuczynski have agreed to waive any right they otherwise may have had to unpaid cash compensation due to them through December 31, 1998 under their employment agreements.

EMPLOYMENT BENEFITS


     The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 1998 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 1999.


Stock Options

     On December 28, 1987, Alfa adopted the Stock Option Plan. The purpose of the Stock Option Plan was to attract and retain qualified managers, employees and consultants, and to encourage such managers, employees and consultants to enhance operations and increase the profitability of the Company. The Stock Option Plan provided for the granting of options to purchase up to 750,000 shares of the Company's Common Stock, some or all of which options may be incentive stock options within the meaning the Internal Revenue Code of 1986, as amended (the "Code"). The Stock Option Plan and authority to grant options thereunder terminated on December 27, 1997.

     As of December 31, 1998 there were no incentive stock options outstanding under the Stock Option Plan and there were 375,000 non-qualified options issued and outstanding to the following:

Name                    No. of options      Option Price       Date of
                                                               Grant

Frank J. Drohan            250,000             $1.00           8/l/97
Charles P. Kuczynski       125,000             $1.00           8/l/97

Item 11.     Security Ownership and Certain Beneficial Owners and
             Management.

     The following table sets forth, as of December 31, 1998, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.


                                          Beneficial             Percent
Name and Address                          Ownership (5)

Frank J. Drohan (1)(4)                      1,593,386            24.7%

Charles P. Kuczynski(l)(4)                     82,163             1.3%

Robert F. Peacock (2)                       3,050,000            47.3%

Continental Int'l. Trading Corp.(3)           400,000             6.2%

All officers and Directors as a             1,675,549            26.0%
Group of 2 Persons
---------------------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is an officer and director of the Company.

(2)     The address for Mr. Peacock is c/o the Company.

(3) The address for Continental International Trading & Consulting Corp. is 128 Sand Lane, Staten Island, New York 10305.

(4) Does not include Mr. Drohan's 250,000 stock options or Mr. Kuczynski's 125,000 stock options granted under their respective employment agreements. All such options are exercisable at $1.00 per share.

(5) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

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

Proposed Transaction
--------------------
     The Company has held very preliminary discussions with an early stage development Internet based corporation (the "Target") controlled by Frank
J. Drohan, President of the Company, regarding a possible investment in the Target by Alfa and/or the acquisition by Alfa of the Target. The discussions are extremely early stage and may be discontinued by either party without action. No assurances at all may be given at this time regarding the outcome of such discussions - or even that there will be any outcome. Any acquisition of the Target by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote.

Item 13.      Exhibits and Reports on Form 8-K

Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                          Page
Numbers      Description                                         Number

3.1          Articles of Incorporation, as amended                *

3.2          By-Laws                                              *

10.1         Drohan Employment Agreement                          **

10.2         Kuczynski Employment Agreement                       **

21.1         Subsidiaries                                         ***

27           Financial Data Schedule                              E-01


* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

** Previously filed with the Securities and Exchange Commission as exhibits to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997.


*** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Report on Form 8-K dated January 27, 1997.


(b)   Reports on Form 8-K


      None

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Alfa International Corp.


                             By: /s/  Frank J. Drohan
                                 --------------------
                                 FRANK J. DROHAN, Chairman
                                 of the Board of Directors,
                                 President and Chief
                                 Executive & Financial Officer


                             By: /s/   Charles P. Kuczynski
                                 --------------------------
                                 CHARLES P. KUCZYNSKI,
                                 Secretary and Director

Dated: November 10, 1999

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

Name                              Title                          Date
----                              -----                          ----

                          Chairman of the Board,
s/  Frank J. Drohan       President and Chief             November 10, 1999
-------------------       Executive & Financial Officer
FRANK J. DROHAN