Form 10KSB/A
period 1998-12-31
ALFA INTERNATIONAL CORP
filed 1999-11-17
CIK 820600

FORM 10-KSB/A
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

             AMMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


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


Registrant's telephone number, including area code: (201) 332-2200
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Dated: November 17, 1999

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

Name                              Title                          Date
----                              -----                          ----

                          Chairman of the Board,
s/  Frank J. Drohan       President and Chief             November 17, 1999
-------------------       Executive & Financial Officer
FRANK J. DROHAN