Form 10QSB
period 1999-03-31
ALFA INTERNATIONAL CORP
filed 1999-11-23
CIK 820600

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 1999
                                --------------

Commission File Number: 0-17264
                        -------



                          ALFA International Corp.
            (Exact name of registrant as specified in its charter)


         New Jersey                                           22-2216835
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)



              107 Industrial Drive, Jersey City, New Jersey 07305
                    (Address of principal executive offices)


                             (201) 332-2200
           (Registrant's telephone number, including area code)

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

As of November 19, 1999, the registrant had outstanding 7,641,398 shares of Common Stock,par value $.01 per share.

                            ALFA INTERNATIONAL CORP.
                                    INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1:               FINANCIAL STATEMENTS

             BALANCE SHEETS
             DECEMBER 31, 1998
             MARCH 31, 1999

             STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1998
             THREE MONTHS ENDED MARCH 31, 1999

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,1999

             STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998
             THREE MONTHS ENDED MARCH 31, 1999


             NOTES TO FINANCIAL STATEMENTS


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         PART II  -  OTHER INFORMATION


ITEM 5:           OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORT ON FORM 8-K

                                  ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------


       ASSETS                                           March 31,                     December 31,
                                                          1999                             1998
                                                       -----------                    ------------
                                                       (Unaudited)                         Note 1
                                                       -----------                    ------------
CURRENT ASSETS:

Cash and equivalents                                    $   2,976                       $    9,897
Accounts receivable                                         3,393                            7,173
Inventory                                                  60,739                           59,664
Prepaid expenses and other
   current assets                                          16,449                           19,073
        Total Current Assets                               83,557                           95,807

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment                              36,666                           35,872
  Furniture & Fixtures                                     33,528                           33,528
                                                           70,194                           69,400
  Less:  Accumulated depreciation                         (45,878)                         (42,879)
                                                           24,315                           26,521

Other Assets                                                4,747                             4,747
                                                        ---------                       ------------

Total Assets                                           $  112,619                       $   127,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $  109,625                       $   105,519
Loan From Officer                                          10,000                               -
Accrued expenses and
 other current liabilities                                  4,072                             4,675
                                                        ---------                       ------------
        Total Current Liabilities                         123,697                           110,194
                                                        ---------                       ------------


STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
   Authorized - 15,000,000 shares
   Issued -  6,441,398 shares at 3/31/99
    and at 12/31/98                                        64,414                            64,414
Capital in excess of par value (Note 2)                 4,668,703                         4,168,703
Retained earnings (deficit)                            (4,744,195)                       (4,216,236)
                                                       -----------                       -----------

Total Stockholders' Equity                                (11,078)                           16,881
                                                       -----------                       -----------

  Total Liabilities & Equity                          $   112,619                        $  127,075


                             ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------
                                          (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                    ------------------
                                                1999                  1998

REVENUES:

Net sales                                    $  14,771            $  22,013
Interest Income                                     24                  698
Other income                                     2,809               18,108
                                               -------              -------
                                                17,604               40,819
                                               -------              -------
COST AND EXPENSES:
Cost of sales                                    4,376                9,886
Selling, general and administrative (Note 2)   541,187              101,389
Interest expense                                     0                    0
                                               -------              -------
                                               545,563              111,275
                                               -------              -------


NET LOSS                                    $ (527,959)           $ (70,456)
                                              ---------             --------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                        6,441,398            6,268,018

NET INCOME (LOSS) PER SHARE  (Note 2)        $  (.08)             $  (.01)
                                                -----                -----

                          ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------



                                 Common Stock
                             ----------------------
                                                                Capital in              Retained
                                               Par              Excess of              Earnings
                             Shares            Value            Par Value              (Deficit
                             ---------     -----------         -----------          ------------

Balances At
December 31,
 1998                        6,441,398        $ 64,414         $ 4,168,703          $ (4,216,236)

Issuance of Stock Options
Pursuant to Consulting
Agreement     (Note 2)                                         $   500,000

Net (loss) for
the Three
Months ended
March 31, 1999                                                                      $ (   527,959)
                             ---------        ---------        ------------         --------------


Balances At
March 31, 1999               6,441,398         $ 64,414       $ 4,668,703           $ (4,744,195)
                             ---------         --------       -----------           -------------


                            ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ---------------------------------------
                                         (UNAUDITED)
                                                                  Three  Months Ended
                                                                        March 31
                                                              --------------------------
                                                              1999                 1998
                                                              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (527,959)        $   (70,456)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Depreciation and amortization                              3,000               6,384
    Issuance of Stock Options  (Note 2)                      500,000                 -
    Changes in operating assets and liabilities:
     Accounts receivable                                       3,780              (6,376)
     Inventories                                              (1,075)            (10,204)
     Other current assets                                      2,624              (9,576)
     Accounts payable                                          4,106             (34,009)
     Other assets                                                -                  (300)
     Other Liabilities                                           -                (7,500)
     Accrued expenses                                           (603)             (1,641)
                                                          ----------         -----------
        Net cash flows from operating activities             (16,127)           (133,678)
                                                          ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                        (794)             (2,110)
                                                          ----------         -----------
        Net cash flows from investing activities                (794)             (2,110)
                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from Officer                                           10,000                 -
  Issuance of Common Stock                                       -               125,000
        Net cash flows from financing activities              10,000             125,000
                                                          ----------         -----------
NET CHANGE IN CASH AND EQUIVALENTS                            (6,921)            (10,788)
                                                          ----------         -----------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      9,897              42,088
                                                          ----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                       $    2,976         $    31,300
                                                          ----------         -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                       0                   0
                                                          ----------         -----------

Interest paid                                             $        0         $         0
                                                          ----------         -----------



NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION:


The balance sheet for Alfa International Corp. ("Alfa" or ,the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in its consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.



NOTE 2 - STOCK BASED COMPENSATION - CONSULTING AGREEMENT:


Under a consulting agreement dated January 20, 1999, the Company granted a total of 2,000,000 stock options ("Options"), 500,000 each at exercise prices of $.25; $.50; $.75 and $1.00. The Options expire at the earlier of January 20, 2002 or the date of termination of the consulting agreement. Using the Black-Scholes option valuation model to compute the fair value of the Options on the date of grant, the Company booked a $500,000 non-cash charge to earnings in January 1999 to reflect this stock based compensation to the consultants. During August, September, October and November 1999, a total of 1,200,000 Options were exercised, 500,000 at $.25; 500,000 at $.50 and 200,000 at $.75.
The Company received proceeds totaling $525,000.

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARY

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year 1998 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998. All other financial statements are unaudited.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Ty-Breakers maintains a website at www.ty-breakers.com . Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Ty-Breakers began implementing its sales and marketing plan in July of 1997 but due to financial constraints Ty-Breakers postponed until early 2000 the planned marketing efforts to sell its products to retail stores and catalog companies. Ty-Breakers has concentrated its efforts during 1999 on the sale of custom projects which, because of their terms of sale, generally require smaller cash outlays.

The Company and two consultants ("Consultants") entered into a consulting agreement dated January 20, 1999 (SEE: "Exhibits") under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice and the Company agreed to compensate the Consultants by granting them four stock options (2 to each consultant) covering a total of two million shares of the Company's Common Stock. Discussions with the Consultants have, among other things, led to initial marketing attempts by Ty-Breakers to sell its products in overseas markets, the end of Alfa's involvement with Auto Pilot, Inc. and the pursuit by Alfa of an investment and/or acquisition in an internet related business. As of November 15, 1999 the Consultants have exercised options for 1,200,000 shares of Common Stock and the Company has received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $775,000 but no assurance can be given at this time that such remaining Options will actually be exercised. During the first quarter of 1999, the Company incurred a one-time non-cash charge of $500,000 (with an offsetting $500,000 credit to paid in capital) to account for the fair valuation of the Options at the time of grant.

The Company's lease on its Irvington , New York facility was due to expire on March 31, 1999 but was extended until June 30, 1999 after which the Company moved its and Ty-Breakers operations to their present location in Jersey City, New Jersey. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

During 1999, Ty-Breakers continued development of its "ExtremeTease" line of gift items and tee shirts bearing proprietary art commissioned by Ty-Breakers. The copyrights for all the art commissioned for the ExtremeTease line is owned by Ty-Breakers and Ty-Breakers has filed an application to register the trademark "ExtremeTease" with the U.S Office of Trademarks. Ty-Breakers has also reserved the Internet address www.extremetease.com for future use in marketing this new line. Ty-Breakers intends to recruit a nationwide independent sales representative force to sell its ExtremeTease line and later its Tyvek and Kensel apparel to retail stores and catalog companies. The ExtremeTease line is scheduled for introduction at trade shows during January 2000.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel by acquiring and / or developing new lines (such as the ExtremeTease gift line) and Alfa will continue the preliminary discussions it is conducting to pursue an acquisition and/or investment in an internet related business.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,1999 vs.
THREE MONTHS ENDED MARCH 31,1998

The Company experienced a decrease in net revenue of $23,215 for the first quarter of 1999 as compared to the same period in the previous year. This revenue decrease resulted from a decrease in Ty-Breakers' sales of $7,242 attributable to the previously disclosed lack of follow-on marketing and a $15,299 decrease in other income attributable to a non-recurring increase in this category for the same period in the previous year. The cost of sales percentage for the first quarter of 1999 was 29.6% and the gross profit percentage was 70.4%.

Selling, general and administrative expenses increased by $439,798 (433.8%) during the first quarter of 1999 compared to the same period in the previous year. This increase is entirely attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during January 1999 to account for the fair market value of options granted to consultants. Excluding this non-cash charge, SG&A actually decreased by $60,202 (59.4%) as compared to the same period in the previous year. This decrease is attributable to the Company's cost containment measures, including reductions in employee salaries, in the face of financial strains.

The Company experienced a net loss of $527,959 for the first quarter of 1999 as compared to a net loss of $70,456 during the same period in the previous fiscal year. This increase of $457,503 (649.3%) is entirely attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss actually decreased by $42,497 (60.3%) as compared to the same period in the previous year. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales as a result of its curtailed marketing efforts. The Company has sharply reduced its operating expenses in 1999 but will need to further increase sales in order to attain profitability - a goal which is expected to be met in fiscal year 2000, but not before. Management believes that a profitable level of sales will be attained after the Company re-starts its marketing efforts directed at retail stores, recruits its independent sales representatives and introduces its new gift line. The roceeds which the Company has received from the exercise of Options during 1999 will assist the Company in pursuing these objectives.

No significant increases in inventory or capital expenditures occurred during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the first quarter of 1999 primarily dueto operating losses. The Company's operating loss during this period however includes non-cash charges totaling $503,000 which, although material, do not negatively impact cash flow. At March 31, 1999 the Company had negative working capital of $(40,140) as compared to negative working capital of $(14,387) at December 31, 1998. This increase of $(25,753) is primarily attributable to the Company's losses during the period. The Company's President extended a short term loan of $10,000 to the Company during the first quarter of 1999. Approximately 75% of current assets are invested in inventory, 4% is held in cash and the balance invested in accounts receivable and pre-paid expenses. Receipt by the Company of $525,000 in proceeds from the exercise of Options during August-November 1999 has positively affected the Company's working capital position as of the date hereof.

Management plans to re-start and carry out the Ty-Breakers' sales and marketing plan directed at retailers in order to increase Ty-Breakers' level of sales. The Company's cost containment moves, increased activity in custom Tyvek sales (i.e. sales other than to retailers) and exercise of stock options in late 1999 by consultants to the Company will converge in early 2000 with new product line introductions and sales representatives to position Ty-Breakers to begin aggressively marketing its products. While no assurances can be given at this time, management believes that such marketing efforts will successfully increase Ty-Breakers' sales turning Ty-Breakers profitable in fiscal year 2000. Projected revenue for fiscal 1999 is expected to exceed revenue in fiscal 1998 but still remain insufficient to attain profitability in 1999. Exclusive of one-time non-cash charges in fiscal 1998 and 1999, projected expenses are expected to be significantly lower in fiscal 1999 than in fiscal 1998. Revenues (and associated sales expenses) are projected to increase significantly in fiscal 2000. It is necessary for the Company to increase its levels of sales in order to allow continued operations.

Forward Looking Statements
--------------------------

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's planned ExtremeTease product line, the growth of the market for the Company's products, the renewal by Congress of China's most-favored-nation trade status, the ultimate decision by the Company whether or not to invest in an internet related business or the success of the Company's various marketing initiatives.

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



                               PART II   -   OTHER INFORMATION


ITEM 5: OTHER INFORMATION

The Company and two consultants ("Consultants") entered into a consulting agreement ("Agreement") dated January 20, 1999 (SEE: "Exhibits") under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice, and the Company agreed to compensate the Consultants by granting four stock options (the "Options") consisting of two separate options for each of the consultants. Each Option is for 500,000 shares of the Company's Common Stock and the exercise prices of the Options are $.25; $.50; $.75 and $1.00. The Options cover a total of two million shares of the Company's Common Stock and they expire at the earlier of January 20, 2002 or the date of termination of the Agreement. On February 19, 1999 the Company filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission registering the shares of Common Stock underlying the Options. As of November 15, 1999 the Consultants have exercised Options for 1,200,000 shares of Common Stock and the Company has received proceeds of $525,000. The Company computed the fair value of the Options at the time of grant using the Black-Scholes option valuation model and booked such fair value in January 1999 as compensation to the consultants.

ITEM 6.    Exhibits and Reports on Form 8-K


 (a)       Exhibits numbered in accordance with Item 601(a) of Regulation S-B.


Exhibit                                                                Page
Numbers                            Description                        Number


3.1               Articles of Incorporation, as amended                 *

3.2               By-laws                                               *

4.1               Stock Option Agreement between the Company
                  and Gary Todd                                         **

4.2               Stock Option Agreement between the Company
                  and William G. Brown                                  **

10                Consulting Agreement between the Company and
                  William G. Brown and Gary Todd dated January 20,1999
                  incorporating stock option grants                     **

27                Financial Data Schedule                               E-01


__________________
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

** Previously filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 333-72613) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.



 (b)       Reports on Form 8-K

           None

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      DATED: November 22, 1999                ALFA INTERNATIONAL CORP.
                                              (Registrant)





                                              By:  /s/  Frank J. Drohan
                                                 ----------------------
                                                   Frank J. Drohan
                                                   Chief Executive Officer
                                                   and Chief Financial Officer






















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