Form 10QSB
period 1999-06-30
ALFA INTERNATIONAL CORP
filed 1999-11-23
CIK 820600

FORM 10-QSB
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 1999
                                -------------

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

As of November 19, 1999 the registrant had outstanding 7,641,398 shares of Common Stock, par value $.01 per share.

                              ALFA INTERNATIONAL CORP.
                                      INDEX

                           PART I - FINANCIAL INFORMATION

ITEM 1:               FINANCIAL STATEMENTS

            BALANCE SHEETS
            DECEMBER 31, 1998
            JUNE 30, 1999

           STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED JUNE 30, 1998
           THREE MONTHS ENDED JUNE 30, 1999

           SIX MONTHS ENDED JUNE 30, 1998
           SIX MONTHS ENDED JUNE 30, 1999

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           SIX MONTHS ENDED JUNE 30,1999

           STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1998
           SIX MONTHS ENDED JUNE 30, 1999


           NOTES TO FINANCIAL STATEMENTS


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



                          PART II  -  OTHER INFORMATION

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K

                               ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS

ASSETS                                                   June  30,                      December 31,
                                                           1999                              1998
                                                        -----------                     -----------
                                                        (Unaudited)                        Note 1
                                                        -----------                     -----------

CURRENT ASSETS:
Cash and equivalents                                     $    4,801                     $    9,897
Accounts receivable                                             805                          7,173
Inventory                                                    72,230                         59,664
Prepaid expenses and other
   current assets                                            19,243                         19,073
                                                         ----------                     ----------
        Total Current Assets                                 97,079                         95,807
                                                         ----------                     ----------

PROPERTY AND EQUIPMENT:

Office & Computer Equipment                                  36,903                         35,872
Furniture & Fixtures                                         27,605                         33,528
                                                         ----------                     ----------
                                                             64,508                         69,400
Less:  Accumulated depreciation                             (42,251)                       (42,879)
                                                         ----------                     -----------
                                                             22,257                         26,521

Other Assets                                                  1,320                          4,747
                                                         ----------                     ----------
Total Assets                                             $  120,656                     $  127,075
                                                         ----------                     ----------




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         $  107,414                     $  105,519
Loan From Officer                                            18,000                            -
Customer Deposits                                            34,550                            -
Accrued expenses and other current
    liabilities                                               4,675                          4,675
                                                         ----------                     ----------
        Total Current Liabilities                           164,639                        110,194
                                                         ----------                     ----------

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
   Authorized - 15,000,000 shares
   Issued -  6,441,398 shares at 6/30/99
      and at 12/31/98                                        64,414                         64,414
Capital in excess of par value                            4,668,703                      4,168,703
Retained earnings (deficit)                              (4,777,100)                    (4,216,236)
                                                         ----------                     ----------

Total Stockholders' Equity                                  (43,983)                        16,881
                                                         ----------                     ----------
  Total Liabilities & Equity                             $  120,656                     $  127,075
                                                         ---------                      ----------



                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                ---------------------------------------
                                             (UNAUDITED)


                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                             June 30                         June 30
                                        1999           1998            1999             1998

REVENUES:
Net sales                            $    5,504     $   20,044       $   20,275     $   42,057
Interest Income                              67             87               91            785
Other income                              6,281          2,851            9,090         20,959
                                     ----------     ----------       ----------     ----------
                                         11,852         22,982           29,456         63,801

COST AND EXPENSES:
Cost of sales                             4,264          7,240            8,640         17,126
Selling, general and administrative      40,493         82,440          581,680        183,829
Interest expense                              0              0                0              0
                                     ----------     ----------       ----------     ----------
                                         44,757         89,680          590,320        200,955

NET LOSS                             $  (32,905)    $  (66,698)      $ (560,864)    $ (137,154)


WEIGHTED AVG. NUMBER
OF SHARES OUTSTANDING                 6,441,398      6,268,018        6,441,398      6,278,018

NET LOSS PER SHARE                     $ (.01)        $ (.01 )         $ (.09)        $ (.02 )



                       ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                 Common Stock              Capital in             Retained
                                               Par         Excess of              Earnings
                             Shares            Value       Par Value              (Deficit
                             ------            -----       ----------             --------

Balances At
December 31,
1998                         6,441,398       $ 64,414      $ 4,168,703        $ (4,216,236)

Issuance of Stock Options
Pursuant to Consulting
Agreement   (Note 2)                                           500,000

Net (loss) for
the Six
Months ended
June 30, 1999                                                                 $ (  560,864)
                            ----------       --------      -----------        ------------


Balances At
June 30, 1999               6,441,398        $ 64,414      $ 4,668,703        $ (4,777,100)

                           ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ---------------------------------------
                                        (UNAUDITED)

                                                                 Six  Months Ended
                                                                       June 30
                                                             -------------------------
                                                                1999            1998
                                                                ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (560,864)     $ (137,154)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
  Depreciation and amortization                                  5,000          12,768
  Issuance of Stock Options  (Note 2)                          500,000             -
  Changes in operating assets and liabilities:
   Accounts receivable                                           6,368          (1,134)
   Inventories                                                 (12,566)         (4,533)
   Other current assets                                           (170)         (5,662)
   Accounts payable                                              1,895         (16,553)
   Customer Deposits                                            34,550             -
   Other assets                                                  3,427            (300)
   Other Liabilities                                               -            (7,903)
   Accrued expenses                                                -            (1,754)
                                                            ----------        ---------
   Net cash flows from operating activities                    (22,360)       (162,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                          (239)         (8,190)
  Disposition of Leasehold Improvements                           (497)            -
                                                            ----------        ----------
  Net cash flows from investing activities                        (736)         (8,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from Officer                                             18,000             -
  Issuance of Common Stock                                         -           130,000
                                                            ----------        --------
  Net cash flows from financing activities                      18,000         130,000

NET CHANGE IN CASH AND EQUIVALENTS                              (5,096)        (40,415)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        9,897          42,088

CASH AND EQUIVALENTS, END OF PERIOD                         $    4,801      $    1,673

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                         0               0

Interest paid                                               $        0      $        0



NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in its consolidation with Alfa.

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

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Ty-Breakers maintains a website at www.ty-breakers.com . Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Ty-Breakers began implementing its sales and marketing plan in July of 1997 but due to financial constraints it postponed until early 2000 the planned marketing efforts to sell its products to retail stores and catalog companies. Ty-Breakers has concentrated its efforts during 1999 on the sale of custom projects which, because of their terms of sale, generally require smaller cash outlays. This concentration is reflected in the increases in customer deposits and inventory work-in-process during the second quarter.

The Company and two consultants ("Consultants") entered into a consulting agreement dated January 20, 1999 under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice and the Company agreed to compensate the Consultants by granting them four stock options (2 to each consultant) covering a total of two million shares of the Company's Common Stock. Discussions with the Consultants have, among other things, led to initial marketing attempts by Ty-Breakers to sell its products in overseas markets, the end of Alfa's involvement with Auto Pilot, Inc. and the pursuit by Alfa of an investment and/or acquisition in an internet related business. As of November 15, 1999 the Consultants have exercised options for 1,200,000 shares of Common Stock and the Company has received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $775,000 but no assurance can be given at this time that such remaining Options will actually be exercised. During the first quarter of 1999, the Company incurred a one-time non-cash charge of $500,000 (with an offsetting $500,000 credit to paid in capital) to account for the fair valuation of the Options at the time of grant.

The Company's lease on its Irvington, New York facility expired on June 30, 1999. Effective July 1, 1999 the Company moved its and Ty-Breakers operations to their present location in Jersey City, New Jersey. During the second quarter of 1999 Ty-Breakers wrote off the remaining negligible balance of its un-ammortized leasehold improvements on its Irvington facility. The Company expects that annualized savings of approximately $40,000 will be realized as a result of the move to its new facilities. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

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

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel by acquiring and/or developing new lines (such as the ExtremeTease gift line) and Alfa plans to continue the preliminary discussions it is conducting to pursue an acquisition and/or investment in an internet related business.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,1999 vs.
THREE MONTHS ENDED JUNE 30,1998

The Company experienced a decrease in net revenue of $11,130 (48.4%) for the second quarter of 1999 as compared to the same period in the previous year. This revenue decrease resulted primarily from a decrease in Ty-Breakers' sales of $14,540 (72.5%) attributable to the previously disclosed lack of follow-on marketing directed at retail stores and catalog companies, net of a $3,430 (120.3%) increase in other income. Compared to December 31, 1998, the Company, during the second quarter of 1999, experienced an increase of $34,550 in customer deposits (up from zero) and an increase of $12,566 (21.1%) in inventories; both of which increases reflect Ty-Breakers' concentration on custom sales during the second quarter of 1999 (i.e. sales for which customers have contracted with Ty-Breakers). The sales revenue associated with the foregoing balance sheet increases will be reflected in a future period. The cost of sales percentage for the second quarter of 1999 was 77.5% and the gross profit percentage was 22.5%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses decreased by $41,947 (50.9%) during the second quarter of 1999 compared to the same period in the previous year. This decrease is attributable to the Company's cost containment measures, including reductions in employee salaries, in the face of financial strains. The Company's move to its new location in July 1999 will result in approximately $40,000 in annualized expense savings.

The Company experienced a net loss of $32,905 for the second quarter of 1999 as compared to a net loss of $66,698 during the same period in the previous fiscal year. This decrease in the Company's loss of $33,793 (50.7%) is primarily attributable to the decreases in selling, general and administrative expenses mentioned above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales as a result of its curtailed marketing efforts as well as the lower gross profit margins generated by custom sales (as opposed to sales to retailers). The Company has sharply reduced its operating expenses in 1999 but will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which is expected to be met in fiscal year 2000, but not before. Management believes that a profitable level of sales will be attained after Ty-Breakers re-starts its marketing efforts directed at retail stores, recruits its independent sales representatives and introduces its new gift line. The proceeds which the Company has received from the exercise of Options during 1999 will assist the Company in pursuing these objectives.

No significant increases in capital expenditures occurred during the second quarter of 1999 and the Company wrote off its negligible remaining amount of un-ammortized leasehold improvements on its Irvington, N.Y. facility during the period.


SIX MONTHS ENDED JUNE 30,1999 vs.
SIX MONTHS ENDED JUNE 30,1998

The Company experienced a decrease in net revenue of $34,345 (53.8%) for the first six months of 1999 as compared to the same period in the previous year. This revenue decrease resulted primarily from a decrease in Ty-Breakers' sales of $21,782 (51.8%) attributable to the previously disclosed lack of follow-on marketing directed at retail stores and catalog companies, and an $11,689 (55.8%) decrease in other income attributable to a non-recurring increase in this category for the same period in the previous year. Compared to December 31, 1998, the Company, during the first six months of 1999, experienced an increase of $34,550 in customer deposits (up from zero) and an increase of $12,566 (21.1%) in inventories; both of which increases reflect Ty-Breakers' concentration on custom sales during the second quarter of 1999 (i.e.
sales for which customers have contracted with Ty-Breakers). The sales revenue associated with the foregoing balance sheet increases will be reflected in a future period. The cost of sales percentage for the first six months of 1999 was 42.6% and the gross profit percentage was 57.4%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses increased by $397,851 (216.4%) during the first six months of 1999 compared to the same period in the previous year. This increase is entirely attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the first quarter of 1999 to account for the fair market value of options granted to consultants. Excluding this non-cash charge, SG&A actually decreased by $102,149 (55.6%) during the first six months of 1999 as compared to the same period in the previous year. This decrease is attributable to the Company's cost containment measures, including reductions in employee salaries, in the face of financial strains. The Company's move to its new location in July 1999 will result in approximately $40,000 in annualized cost savings.

The Company experienced a net loss of $560,864 for the first six months of 1999 as compared to a net loss of $137,154 during the same period in the previous fiscal year. This increase of $423,710 (308.9%) is entirely attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss for the first six months of 1999 actually decreased by $76,290 (55.6%) as compared to the same period in the previous year. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales as a result of its curtailed marketing efforts. The Company has sharply reduced its operating expenses in 1999 but will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which is expected to be met in fiscal year 2000, but not before. Management believes that a profitable level of sales will be attained after Ty-Breakers re-starts its marketing efforts directed at retail stores, recruits its independent sales representatives and introduces its new gift line. The proceeds which the Company has received from the exercise of Options during 1999 will assist the Company in pursuing these objectives.

No significant increases in capital expenditures occurred during the first six months of 1999 and the Company wrote off its negligible remaining amount of un-ammortized leasehold improvements on its Irvington, N.Y. facility during the period..

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows from operations during the first six months of 1999 primarily due to operating losses and increases in inventories resulting from Ty-Breakers' concentration on custom sales. The Company's operating loss during this period however includes non-cash charges totaling $505,000 which, although material, do not negatively impact cash flow.

At June 30, 1999 the Company had negative working capital of $(67,560) as compared to negative working capital of $(14,387) at December 31, 1998. Fully 70% of the Company's negative working capital at June 30, 1999 is directly attributable to the $34,550 increase in customer deposits and the $12,566 increase in inventory - both of which are related to custom orders received by Ty-Breakers.

Because they are accounted for as a current liability on the balance sheet, customer deposits decrease Ty-Breakers' working capital calculation although they provide the financing mechanism for custom orders which become sales in future periods. Such deposits (normally 50% of an order) are not returned to the customer, are used to finance the raw material and work-in-process associated with the particular custom order, and the balance sheet liability they represent is eliminated when the order is shipped and the sale is recorded. Moreover, because of their unique nature, the terms of sale for custom orders generally require payment in full before shipment by Ty-Breakers. Custom sales, therefore, are essentially self-financing. Ty-Breakers believes that the market for custom sales is neither as large nor as profitable as the market for sales to retailers. Sales to retailers typically carry a 45% to 60% gross profit margin. While Ty-Breakers intends to maintain and expand its custom business, it's business plan calls for an expansion of sales to retailers. Expenses (some of which have already been incurred) for print & internet advertising, marketing, trade shows, brochures, R&D, product development, sales personnel and inventory will be required in order for Ty-Breakers to dramatically increase such sales to retailers. Ty-Breakers intends to incur these expenses as funding permits.

The Company's President extended short term loans of $10,000 and $8,000 to the Company during the first and second quarters respectively of 1999. Approximately 74% of current assets are invested in inventory, 5% is held in cash and the balance invested in accounts receivable (1.0%) and pre-paid expenses (20%).

Receipt by the Company of $525,000 in proceeds from the exercise of Options during August-November 1999 has positively affected the Company's working capital position as of the date hereof.

Management plans to re-start and carry out the Ty-Breakers' sales and marketing plan directed at retailers in order to increase Ty-Breakers' level of sales as well as its gross profit margin. The Company's cost containment moves, increased activity in custom Tyvek sales (i.e. contracted sales to other than retailers) and exercise of stock options in late 1999 by consultants to the Company will converge in early 2000 with new product line introductions and sales representatives to position Ty-Breakers to begin aggressively marketing its products. While no assurances can be given at this time, management believes that such marketing efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable in fiscal year 2000. Projected revenue for fiscal 1999 is expected to exceed revenue in fiscal 1998 but still remain insufficient to attain profitability in 1999. Exclusive of one-time non-cash charges in fiscal 1998 and 1999, projected expenses are expected to be significantly lower in fiscal 1999 than in fiscal 1998. Revenues (and associated sales expenses) are projected to increase significantly in fiscal 2000. It is necessary for the Company to increase its levels of sales in order to allow continued operations.


Forward Looking Statements
--------------------------

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of Ty-Breakers's planned ExtremeTease product line, the growth of the market for the Ty-Breakers's products, the ability of Ty-Breakers to continue to secure custom orders, the renewal by Congress of China's most-favored-nation trade status, the ultimate decision by Alfa whether or not to invest in an internet related business or the success of Ty-Breakers's various domestic and international marketing initiatives.


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

ITEM 6.      Exhibits and Reports on Form 8-K

 (a)        Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                             Page
Numbers               Description                                   Number
-------               -----------                                   ------


3.1                Articles of Incorporation, as amended              *

3.2                By-laws                                            *

27                Financial Data Schedule                             E-01

_________________
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.


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