Form 10QSB
period 1999-09-30
ALFA INTERNATIONAL CORP
filed 1999-11-23
CIK 820600

FORM 10-QSB
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 1999
                                ------------------

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

As of November 19, 1999, the registrant had outstanding 7,641,398 shares of Common Stock, par value $.01 per share.

                                 ALFA INTERNATIONAL CORP.

                                        INDEX

                             PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

          BALANCE SHEETS

          DECEMBER 31, 1998
          SEPTEMBER 30, 1999

          STATEMENTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1998
          THREE MONTHS ENDED SEPTEMBER 30, 1999

          NINE  MONTHS ENDED SEPTEMBER 30, 1998
          NINE  MONTHS ENDED SEPTEMBER 30, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 30, 1999

          STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1998
          NINE MONTHS ENDED SEPTEMBER 30, 1999


          NOTES TO FINANCIAL STATEMENTS


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



                       PART II - OTHER INFORMATION


ITEM 5:  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                       ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS



                                                       September 30,                December 31,
                                                       1999                                1998
                                                       ------------                 ------------
                                                       (Unaudited)                        Note 1
ASSETS

CURRENT ASSETS:

Cash and equivalents                                   $ 224,677                        $    9,897
Accounts receivable                                        6,785                             7,173
Inventory                                                 60,847                            59,664
Prepaid expenses and other
   current assets                                         17,535                            19,073
        Total Current Assets                             309,844                            95,807

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment                             36,903                            35,872
  Furniture & Fixtures                                    27,605                            33,528
                                                       ---------                         ---------
                                                          64,508                            69,400
  Less:  Accumulated depreciation                        (44,251)                          (42,879)
                                                       ---------                          ---------
                                                          20,257                            26,521

Other Assets                                                 430                             4,747
                                                       ---------                          ---------
Total Assets                                           $ 330,531                         $ 127,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $  50,802                         $ 105,519
Loan From Officer                                         18,000                               -
Customer Deposits                                          2,503                               -
Accrued expenses and other current
    liabilities                                              -                               4,675
                                                       ---------                          ---------
        Total Current Liabilities                         71,305                           110,194


STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
     Authorized - 15,000,000 shares
     Issued -  7,341,398 shares at 9/30/99
     and 6,441,398 at 12/31/98                            73,414                            64,414
Capital in excess of par value                         4,984,703                         4,168,703
Retained earnings (deficit)                           (4,798,891)                       (4,216,236)
                                                       ---------                         ---------
Total Stockholders' Equity                               259,226                            16,881
                                                       ---------                         ---------
  Total Liabilities & Equity                           $ 330,531                         $ 127,075


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------------
                                     (UNAUDITED)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                            September  30                  September 30
                                        --------------------           ----------------------
                                         1999           1998            1999            1998
                                         ----           ----            ----            ----

REVENUES:
Net sales                              $  86,280     $  6,750         $ 106,555      $  48,807
Interest Income                              568          613               659          1,398
Other income                               3,000        4,101            12,090         25,060
                                       ---------       ------         ---------      ---------
                                          89,848       11,464           119,304         75,265

COST AND EXPENSES:
Cost of sales                             55,934        1,195            64,574         18,321
Selling, general and administrative       55,705       63,698           637,385        247,527
Interest expense                               0            0                 0              0
                                        --------       ------          --------       --------
                                         111,639       64,893           701,959        265,848
                                        --------       ------          --------       --------

NET LOSS                               $ (21,791)    $(53,429)        $(582,655)     $(190,583)


WEIGHTED AVG. NUMBER
OF SHARES OUTSTANDING                  6,441,398    6,441,398         6,441,398      6,441,398

NET LOSS PER SHARE                     $ (  -  )     $ ( .01 )         $ (.09)        $ ( .03 )



                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Common Stock             Capital in             Retained
                                                 Par           Excess of              Earnings
                               Shares            Value         Par Value              (Deficit

Balances At
December 31,
1998                           6,441,398         $ 64,414      $ 4,168,703           $ (4,216,236)

Issuance of Stock Options
Pursuant to Consulting
Agreement    (Note 2)                                              500,000

Issuance of Common
Stock                            900,000         $  9,000      $   316,000

Net (loss) for
the Nine
Months ended
September 30, 1999                                                                   $   (582,655)


Balances At
Sept. 30, 1999                 7,341,398         $ 73,414      $  4,984,703          $ ( 4,798,891)
                               ________            _______       __________             __________



                          ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                     Nine  Months Ended
                                                                         September 30
                                                             ---------------------------------
                                                                 1999                   1998
                                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss              $ (582,655)           $ (190,583)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
  Depreciation and amortization                                   7,000                19,152
  Issuance of Stock Options  (Note 2)                           500,000                   -
  Changes in operating assets and liabilities:
   Accounts receivable                                              388                (1,831)
   Inventories                                                   (1,183)               (3,712)
   Other current assets                                           1,538               (14,356)
   Accounts payable                                             (54,717)              (14,424)
   Royalties Payable                                                -                 (24,000)
   Customer Deposits                                              2,503                   -
   Other assets                                                   4,317                  (300)
   Other Liabilities                                                -                 (12,903)
   Accrued expenses                                              (4,675)               (1,840)
                                                             ----------              ---------
      Net cash flows from operating activities                 (127,484)             (244,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                           (239)               (8,190)
  Disposition of Leasehold Improvements                            (497)                  -
                                                              ----------              --------
      Net cash flows from investing activities                     (736)               (8,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                      325,000               286,250
  Loan from Officer                                              18,000                   -
                                                               --------               --------
      Net cash flows from financing activities                  343,000               286,250

NET CHANGE IN CASH AND EQUIVALENTS                              214,780                33,263

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         9,897                42,088

CASH AND EQUIVALENTS, END OF PERIOD                          $  224,677            $   75,351

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                          0                     0

Interest paid                                                $        0            $        0



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

NOTE 3 - COMMON STOCK

During the third quarter of 1999, the Company issued 900,000 shares of its Common Stock and received proceeds totaling $325,000 as a result of the exercise of Options held by a consultant to the Company. Subsequent to September 30, 1999, the Company issued an additional 300,000 shares of its Common Stock and received proceeds totaling $200,000 as a result of the exercise of Options held by a consultant. The Options were issued to the consultants pursuant to a consulting agreement dated January 20, 1999 as described in the Company's Report on Form 10-QSB for the period ended March 31, 1999.

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

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. "Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing imprinted apparel, mostly jackets, made from Tyvek and Kensel. Ty-Breakers maintains a website at www.ty-breakers.com
 . Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Ty-Breakers has filed an application to register the trademark "Kensel" with the U.S Office of Trademarks.

Ty-Breakers markets custom imprinted Tyvek and Kensel apparel as promotional products for major national commercial enterprises, sporting events and athletic associations. The apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers also markets its own line of Tyvek and Kensel apparel to retail stores, catalog companies and fashion designers.

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. From the Company's perspective, the most important haracteristic of Tyvek is its reproductive print quality. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton material to Tyvek. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek.

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

Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes (the "Custom Business"). Other Tyvek products are vests, hats, bags, aprons and banners. Ty-Breakers has initiated marketing efforts to sell its Tyvek and Kensel apparel to retail stores and catalog companies nationwide for ultimate purchase by consumers. Ty-Breakers also sells its Tyvek and Kensel apparel to consumers via its Internet website www.ty-breakers.com. Tyvek and Kensel jackets are the primary products sold to retail stores and catalog companies. T-Breakers has also sold jackets, shirts, bags and dresses made from Tyvek to various fashion designers. Customers who have purchased Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as sponsors of sporting and special events and numerous retail stores, catalog companies and fashion designers.

Marketing efforts aimed at selling Tyvek and Kensel apparel to retail stores and catalog companies were postponed and are now planned to commence early in fiscal year 2000. Ty-Breakers has concentrated its efforts during 1999 on the sale of Tyvek and Kensel products in the Custom Business which, because of the terms of sale in the Custom Business, generally require smaller cash outlays. This concentration is reflected in the fluctuations in customer deposits and inventory work-in-process during the nine months ended September 30,1999.

The Company and two consultants ("Consultants") entered into a consulting agreement dated January 20, 1999 under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice and the Company agreed to compensate the Consultants by granting them four stock options covering a total of two million shares of the Company's Common Stock. Discussions with and between the consultants have, among other things, led to initial marketing attempts by Ty-Breakers to sell its products in overseas markets, the end of Alfa's involvement with Auto Pilot, Inc., and the pursuit by Alfa of an investment and/or acquisition in an internet related business. As of November 15, 1999 the Consultants have exercised options for 1,200,000 shares of Common Stock and the Company has received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $775,000 but no assurance can be given at this time that such remaining Options will actually be exercised or, if exercised, when such exercise would take place. During the first quarter of 1999, the Company incurred a one-time non-cash charge of $500,000 (with an offsetting $500,000 credit to paid in capital) to account for the fair valuation of the Options at the time of grant.

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




RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,1999 vs.
THREE MONTHS ENDED SEPTEMBER 30,1998

The Company experienced an increase in net revenue of $78,384 (68.4%) in the third quarter of 1999 as compared to the same period in the previous year. This revenue increase resulted entirely from an increase in Ty-Breakers' sales of $79,530 (117.8%) attributable to Ty-Breakers' concentration on custom sales during the second and third quarters of 1999 (i.e. sales for which customers have contracted with Ty-Breakers). Ty-Breakers has postponed further marketing directed at retail stores and catalog companies until early in fiscal 2000. During the third quarter of 1999 Ty-Breakers recorded sales and liquidated customer deposits and inventory associated with Custom orders received in prior periods. Fluctuations in customer deposits and inventory reflect Ty-Breakers' concentration on custom sales. The cost of sales percentage for the third quarter of 1999 was 64.8% and the gross profit percentage was 35.2%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses decreased by $7,993 (12.5%) during the third quarter of 1999 compared to the same period in the previous year. This decrease is attributable to the Company's cost containment measures, including reductions in expenses relating to its leased facilities. The Company's move to its new location in July 1999 will result in approximately $40,000 in annualized expense savings.

The Company experienced a net loss of $21,791 for the third quarter of 1999 as compared to a net loss of $53,429 during the same period in the previous fiscal year. This decrease in the Company's loss of $31,638 (59.2%) is primarily attributable to the increase in custom sales during the quarter and the decreases in selling, general and administrative expenses mentioned above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales as a result of postponing its marketing efforts directed at retail stores as well as the lower gross profit margins generated by custom sales (as opposed to sales to retailers). The Company has sharply reduced its operating expenses in 1999 and increased its efforts in the area of custom sales but will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which is expected to be met in fiscal year 2000, but not before.

Management believes that a profitable level of sales will be attained after Ty-Breakers re-starts its marketing efforts directed at retail stores, recruits its independent sales representatives and introduces its new gift line. The proceeds which the Company has received from the exercise of Options during the third quarter of 1999 together with sales revenue generated from Custom sales will assist the Company in pursuing these objectives.

No significant increases in capital expenditures occurred during the third quarter of 1999.


NINE MONTHS ENDED JUNE 30,1999 vs.
NINE MONTHS ENDED JUNE 30,1998

The Company experienced an increase in net revenue of $44,039 (58.5%) for the first nine months of 1999 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $57,748 (118.3%) attributable to Ty-Breakers' concentration on custom sales during the second and third quarters of 1999 net of a $13,709 decrease in other components of revenue. The decrease in other revenue is attributable to a non-recurring increase in miscellaneous income during the first nine months of the previous fiscal year. Ty-Breakers has postponed further marketing directed at retail stores and catalog companies until early in fiscal 2000. Fluctuations in customer deposits and inventory during the first nine months of 1999 reflect Ty-Breakers' concentration on custom sales. Increases are experienced in deposits and inventory as custom orders are received . When the orders are shipped, sales are recorded and the associated deposit and inventory accounts are liquidated. The cost of sales percentage for the first nine months of 1999 was 60.6 % and the gross profit percentage was 39.4%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses increased by $389,858 (157.5%) during the first nine months of 1999 compared to the same period in the previous year. This increase is entirely attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the first quarter of 1999 to account for the fair market value of options granted to consultants. Excluding this non-cash charge, SG&A actually decreased by $110,142 (44.5%) during the first nine months of 1999 as compared to the same period in the previous year. This decrease is attributable to the Company's cost containment measures, including reductions in employees salaries and expenses relating to its leased facilities. The Company's move to its new location in July 1999 will result in approximately $40,000 in annualized cost savings.

The Company experienced a net loss of $582,655 for the first nine months of 1999 as compared to a net loss of $190,583 during the same period in the previous fiscal year. This increase of $392,072 (205.7%) is entirely attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss for the first nine months of 1999 actually decreased by $107,928 (56.6%) as compared to the same period in the previous year. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales as a result of postponing its marketing efforts directed at retail stores as well as lower gross margins on custom sales. The Company has sharply reduced its operating expenses in 1999 and increased its efforts in the area of custom sales but will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability a goal which is expected to be met in fiscal year 2000, but not before. Management believes that a profitable level of sales will be attained after Ty-Breakers re-starts its marketing efforts directed at retail stores, recruits its independent sales representatives and introduces its new gift line. Projected sales revenue from increased custom sales as well as the proceeds which the Company has received from the exercise of Options during the third quarter of 1999 will assist the Company in pursuing these objectives.

Management plans (1) to introduce Ty-Breakers' new ExtremeTease line of gift and apparel items at trade shows in early 2000, (2) during the first and second quarter of 2000 to recruit a nationwide independent sales representative force to sell the ExtremeTease line to retailers including: gift shops, catalog companies, department stores and mass merchants, and (3) sometime thereafter utilize this sales rep force to sell Tyvek and Kensel apparel to the same retailers.

No significant increases in capital expenditures occurred during the first nine months of 1999 and the Company wrote off its negligible remaining amount of un-ammortized leasehold improvements on its Irvington, N.Y. facility during the period..


Liquidity And Capital Resources:

The Company experienced negative cash flow from operations during the first nine months of 1999 primarily due to its operating loss during the period. Decreases in accounts payable and accrued expenses during the period also contributed to the negative cash flow. The Company's operating loss during the first nine months of 1999, however, includes non-cash charges totaling $507,000 which, although material, do not negatively impact cash flow. During the third quarter of 1999, the Company paid down its accounts payable by $56,612 as compared to its accounts payable balance at June 30, 1999. Compared to December 31, 1998, the Company has reduced accounts payable by 54,717 (51.9%).

At September 30, 1999 the Company had working capital of $238,539 as compared to negative working capital of $(14,387) at December 31, 1998 and negative working capital of $(67,560) at June 30, 1999. Seventy percent of the Company's negative working capital at June 30, 1999 was directly attributable to increases in customer deposits and inventory - both of which were related to custom orders received by Ty-Breakers. Fluctuations in customer deposits and inventory - and hence in working capital - during the first nine months of 1999 reflect Ty-Breakers' concentration on custom sales during the period. Increases are experienced in deposits and inventory as custom orders are received . When the orders are shipped, sales are recorded and the associated deposit and inventory accounts are liquidated. To the extent that Ty-Breakers concentrates on custom sales, one may expect to see such fluctuations in the Company's working capital accounts.

Customer deposits decrease Ty-Breakers' working capital calculation because they are accounted for as a current liability on the balance sheet although they provide the financing mechanism for custom orders which become sales in future periods. Such deposits (normally 50% of an order) are not returned to the customer, are used to finance the raw material and work-in-process associated with the particular custom order, and the balance sheet liability they represent is eliminated when the order is shipped and the sale is recorded. Moreover, because of their unique nature, the terms of sale for custom orders generally require payment in full before shipment by Ty-Breakers. Custom sales, therefore, are essentially self-financing. Ty-Breakers believes that the market for custom sales is neither as large nor as profitable as the market for sales to retailers. Sales to retailers typically carry a 45% to 60% gross profit margin. While Ty-Breakers intends to maintain and expand its custom business, it's business plan calls for an expansion of sales to retailers. Expenditures (some of which have already been incurred) for print & internet advertising, marketing, trade shows, brochures, R&D, product development, sales personnel and inventory will be required in order for Ty-Breakers to dramatically increase such sales to retailers. Ty-Breakers intends to incur these expenditures as funding permits.

The Company's President extended short term loans of $18,000 to the Company during the first nine months of 1999. At September 30, 1999, approximately 20% of current assets were invested in inventory, 73% was held in cash and the balance invested in accounts receivable (2%) and pre-paid expenses (5%). Receipt by the Company of $325,000 during the third quarter of 1999 and $200,000 subsequent to the third quarter of 1999 from the exercise of Options has positively affected the Company's working capital position.

Ty-Breakers plans to market its new ExtremeTease line of gift and apparel items as well as its Tyvek and Kensel apparel to retailers in an effort to increase sales revenue and attain higher gross profit margins than it has historically attained in its Custom Business.

The Company believes it has positioned Ty-Breakers to begin aggressively marketing its products in the first quarter of fiscal 2000. While no assurances can be given at this time, management believes that such marketing efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable in fiscal year 2000. Projected revenue for fiscal 1999 is expected to exceed revenue in fiscal 1998 but still remain insufficient to attain profitability in 1999. Exclusive of one-time non-cash charges in fiscal 1998 and 1999, projected expenses are expected to be significantly lower in fiscal 1999 than in fiscal 1998. Revenues (and associated sales expenses) are projected to increase significantly in fiscal 2000. It is necessary for Ty-Breakers to increase its levels of sales in order to allow continued operations.

During the third quarter of 1999, the Company issued 900,000 shares of its Common Stock and received proceeds totaling $325,000 as a result of the exercise of Options held by a consultant to the Company. Subsequent to September 30, 1999, the Company issued an additional 300,000 shares of its Common Stock and received proceeds totaling $200,000 as a result of the exercise of Options held by a consultant.


Forward Looking Statements

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


ITEM 5: Other Information:

Under a consulting agreement dated January 20, 1999, the Company granted a total of 2,000,000 stock options to consultants to the Company ("Options"), 500,000 each at exercise prices of $.25; $.50; $.75 and $1.00. The Options expire at the earlier of January 20, 2002 or the date of termination of the consulting agreement. During the third quarter of 1999, the Company issued 900,000 shares of its Common Stock and received proceeds totaling $325,000 as a result of the exercise of Options held by a consultant. Subsequent to September 30, 1999, the Company issued an additional 300,000 shares of its Common Stock and received proceeds totaling $200,000 as a result of the exercise of Options. A total of 800,000 Options remain unexercised and outstanding as of the date hereof. The Options were issued to the consultants pursuant to a consulting agreement dated January 20, 1999 as described in the Company's Report on Form 10-QSB for the period ended March 31, 1999.



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