Form 10KSB
period 1999-12-31
ALFA INTERNATIONAL CORP
filed 2000-03-30
CIK 820600

FORM 10-KSB
                                    SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549

                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999
                                         -----------------------
Commission File Number 0-17264
                      ----------

                                       ALFA INTERNATIONAL CORP.
                             ------------------------------------------
                        (Exact name of registrant as specified in its charter)


NEW JERSEY                                                      22-2216835
-----------------                                            ---------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                                Identification
                                                              Number)


                       107 Industrial Drive, Jersey City, New Jersey 07305
                ---------------------------------------------------------------
                            (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (201) 332-2200
                                                    ------------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                            Common Stock, $. O1 par value
                                      --------------------------------------
                                                  (Title of Class)

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

The registrant's total revenue for the fiscal year ended December 31, 1999 was $185,581

The aggregate market value of the 2,610,049 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on March 20, 2000 was $4,037,746. (SEE: "Market for Common Equity and Related Stockholder Matters").


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  [x] Yes     [  ] No


As of March 20, 2000 the Company had outstanding 7,641,398 shares of common stock, par value $.01 per share ("Common Stock")


The Index to Exhibits appears on page 21.




                        DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998, Part III -Exhibits.

                                       ALFA INTERNATIONAL CORP.
                          Table of Contents to Annual Report on Form 10-KSB
                                     Year Ended December 31, 1999

                                                                        Page
                                       Part I

Item 1.    Description of Business                                        4

Item 2     Description of Property                                        8

Item 3     Legal Proceedings                                              8

Item 4.    Submission of Matters to a Vote
           of Security Holders                                            8

                                Part II

Item 5      Market for Common Equity and
            Related Stockholder Matters                                   9

Item 6      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9

Item 7      Financial Statements                                         16

Item 8      Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                                         16

                                  Part III

Item 9      Directors, Executive Officers and
            Control Persons; Compliance with
            Section 16(a) of the Exchange Act                            16

Item 10     Executive Compensation                                       17

Item 11     Security Ownership of Certain Beneficial
            Owners and Management                                        19

Item 12     Certain Relationships and Related
            Transactions                                                 20

Item 13     Exhibits and Reports on Form 8-K                             20

                             PART I
Item 1.     Description of Business

Introduction
--------------
Alfa International Corp. ("Alfa") is a holding company, which conducts substantially all of its operations through its wholly owned subsidiary Ty-Breakers Corp., a New York corporation ("Ty-Breakers"). Alfa was incorporated in New Jersey in 1978. Alfa and Ty-Breakers are collectively refferred to herein as the "Company". In December 1992, Alfa filed for bankruptcy protection and subsequently was re-organized and discharged from bankruptcy proceedings in August 1996. Other than for matters relating to its reorganization and financing efforts, Alfa was inactive in 1996. In January 1997 Alfa acquired Ty-Breakers which is engaged in the business of manufacturing and marketing apparel products, mostly jackets, and accessories made from Tyvek and Kensel. Tyvek is a paper-like material produced and sold by E.I. Du Pont de Nemours & Company ("Du Pont"). Tyvek is a registered trademark of Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. During 1997 and 1998, the Company received net proceeds of $905,000 from the sale of its securities in private placements to investors introduced to the Company by Continental International Trading & Consulting Corp. ("Continental") and $150,000 pursuant to the exercise of Warrants by an investor. During 1999 the Company received proceeds of $525,000 from the exercise of options held by consultants to the Company. The Company used the proceeds from the foregoing to fund operations, pay debt and to implement the sales and marketing plan for Ty-Breakers. Ty-Breakers had been marketing its products primarily in the premium and incentive market which operations continue to date. In late 1997 Ty-Breakers began marketing jackets and other apparel made from Tyvek and from its patented Kensel material to retail stores, catalog companies and at its website www.ty-breakers.com. These operations also continue to date. Ty-Breakers has developed a line of T-shirts and gift items bearing its proprietary art images which it has begun marketing under the brand name "Extreme Tease". Alfa is considering an investment in an Internet related business. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

The Company's executive offices and warehouse are located at 107 Industrial Drive, Jersey City, New Jersey 07305 and its telephone number is 201-332-2200.

Ty-Breakers   -   Tyvek and Kensel Apparel
---------------        -------------------------------

Manufacture and Distribution

Ty-Breakers markets Tyvek apparel as promotional products(the "Custom Business") for major national commercial enterprises, sporting events and athletic associations. The custom printed apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers also markets Tyvek and Kensel apparel bearing Ty-Breakers' proprietary or licensed images to retail stores, catalog companies and fashion designers, and markets its new Extreme Tease product line of gift items to retail stores.

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. From the Company's perspective, the most important characteristic of Tyvek is its reproductive print quality. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton or other material to Tyvek. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek.

Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont. Ty-Breakers and DuPont are presently negotiating a license agreement covering the patent on Kensel.

Ty-Breakers has its Tyvek and Kensel apparel products manufactured and printed by unaffiliated third parties in the United States and Asia.

In the Custom Business, Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other Tyvek products are vests, hats, bags, aprons and banners. The Tyvek products sold by Ty-Breakers are collectively referred to as Tyvek apparel and the Kensel products are collectively referred to as Kensel apparel. In addition to the Custom Business, Ty-Breakers markets its Tyvek and Kensel apparel to retail stores and catalog companies nationwide for ultimate purchase by consumers. Ty-Breakers also sells its Tyvek and Kensel apparel to consumers via its Internet website www.ty-breakers.com. Tyvek and Kensel jackets are the primary products sold by Ty-Breakers to retail stores and catalog companies. Ty-Breakers has also sold jackets, shirts, bags, dresses and other apparel products made from Tyvek and Kensel to various fashion designers. Customers who have purchased Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as sponsors of sporting and special events and numerous retail stores, catalog companies and fashion designers. Additionally, Ty-Breakers sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the Internet.

Sales of Tyvek and Kensel apparel are not made through any long term contracts. Ty-Breakers has received several repeat orders from its customers based, it believes, on the high reproductive quality of its Tyvek products.

Tyvek and Kensel apparel products for Ty-Breakers' promotional Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for the retail business (i.e. retail stores & catalog companies) and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. In this regard, a reserve for slow moving inventory has been established. The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets and Ty-Breakers has developed and introduced a new product line of gift items marketed to retailers under the brand name Extreme Tease to complement its marketing efforts for Tyvek and Kensel products.

Production

The artwork and design for the Tyvek and Kensel apparel and for the Extreme Tease apparel and gift items is done by Ty-Breakers through independent artists. For the custom promotional business the design of the products and client's logos and images are usually coordinated with the client's advertising personnel. For the retail business, Ty-Breakers either licenses a design or contracts with independent artists to create the artwork for Ty-Breakers' proprietary concepts. All copyrights to all artwork in the retail business (except for licensed designs) are the property of Ty-Breakers. (See: 'Patents, Copyrights and Trademarks").

With the exception of the equipment that Ty-Breakers had designed, built and installed to perform a portion of the production process for the Kensel material, Ty-Breakers does not own or directly operate any manufacturing or production facilities. Ty-Breakers contracts with printers, laminators and cut & sew contractors in the U.S. and Asia to manufacture its Tyvek and Kensel apparel products and its Extreme Tease apparel and gift items.

Marketing

Ty-Breakers markets its products through industry trade shows, its website and direct mail marketing. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel. In November 1997, Ty-Breakers mailed approximately 140,000 catalogs to retail stores and catalog companies in the U.S. Additionally Ty-Breakers has designed and launched an Internet website (www.ty-breakers.com) where consumers may view the full color catalog and make secure credit card purchases.

In March 2000 Ty-Breaker leased permenent showroom space for its Extreme Tease line at the Atlanta Gift Mart, one of the largest gift markets in the U.S. As a result, the Extreme Tease product line will be exhibited at the four annual gift shows held at the Atlanta Mart and will be sold by the Ty-Breakers' sales representative in Atlanta. Ty-Breakers is continuing its ongoing efforts to secure additional sales representatives throughout the U.S.

Two in house employees attend trade shows and do direct selling to retail and promotional accounts. Ty-Breakers intends to continue its direct mail marketing to the 140,000 retailers which received its catalog, to purchase print advertising, to attend trade shows and to engage the services of additional outside sales representatives to call on accounts.

Competition

Several U.S. companies sell Tyvek garments made from a disposable grade of Tyvek for use in the chemical, medical, disposal and painting industries. These companies are not competitors as Ty-Breakers does not compete in the disposable market. The Company is aware of only two other competitor companies in the U.S, which sell imprinted Tyvek apparel and at least two other non-U.S. companies. Many companies compete with the Extreme Tease line of T-shirts and gift items but no such competitor has the Extreme Tease proprietary artwork. The Company believes that its Tyvek apparel competitors generally restrict themselves to the promotional Custom Business and avoid the retail business and its associated inventory and marketing investments. Ty-Breakers believes that no competitor is marketing Tyvek apparel with proprietary designs on the scale of that of Ty-Breakers. Moreover the company is certain that no U.S. competitor is marketing Kensel apparel, for which Ty-Breakers holds the U.S. patent, nor is any competitor marketing T-shirts or gift items bearing the Extreme Tease images, on which Ty-Breakers owns the copyrights. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also directly and indirectly in competition with other consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than the Company.

Patents, Copyrights and Trademarks

Other than for the licensed designs in its retail line, Ty-Breakers is not dependent upon any patent, trademark or proprietary right of another with respect to its Tyvek and/or Kensel apparel business. Ty-Breakers, under agreements with its outside artists, owns the copyrights to all art exclusive of any licensed designs) produced for Ty-Breakers. While licensed designs such as the M.C. Escher designs, the Hammond world map and the Smoky Mountain Cats design are, in the view of management, significant to the success of Ty-Breakers' retail marketing program, the loss of any of these license agreements would not have a material adverse effect on Ty-Breakers. Ty-Breakers intends to pursue additional license agreements, as it believes its products are well suited for licensed apparel. Ty-Breakers owns the copyrights on all designs incorporated into its Extreme Tease line of T-shirts and gift items.

Ty-Breakers is the owner (by assignment) of U.S. Patent number 5,150,660 which covers a "fabric material and clothing apparel and apparel accessories made therefrom". This patent is for the material that Ty-Breakers markets under the name Kensel. The Kensel material is made by laminating a poly-cotton or other material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. It is the Company's view that jackets made from Kensel retain all the advantages of Tyvek while eliminating the only significant objection to Tyvek - i.e.its paper-like feel. Ty-Breakers' exclusive right under the patent to manufacture and sell Kensel products in the U.S. runs until the year 2009. Ty-Breakers has filed applications to register the trademarks "Kensel" and "Extreme Tease" with the U.S. Office of Trademarks. The failure of any trademark to issue, in the Company's opinion, will not materially or adversely affect the Company's operations.

Ty-Breakers is presently negotiating a non-exclusive license agreement with DuPont whereby DuPont will (1) license from Ty-Breakers the rights under the patent to manufacture and market Kensel material and (2) pay Ty-Breakers royalties on such fabric material that DuPont consumes in its own operations or sells to others.

Governmental Regulation

The Company does not require any governmental approval of its products nor does the Company anticipate any negative effects on its business from any existing or probable governmental regulations. The Company has no expenses or costs associated with compliance with any local, state or federal environmental laws.


Employees

The Company presently has two employees both of whom are officers and directors of the Company. The President and Secretary serve as the sole officers and directors of the Company and of the Company's wholly owned subsidiary Ty-Breakers Corp. The Company has employment agreements with its two employees. Ty-Breakers plans to recruit a nationwide sales representative force to sell its Extreme Tease products to retail stores. (See "Executive Compensation" and "Directors and Executive officers of the Registrant").

Item 2.     Description of Property

Until June 1999, the Company's and Ty-Breakers' corporate offices were located at 50 South Buckhout Street, Irvington, New York 10533 and were leased by Ty-Breakers from an unaffiliated third party under a lease which expired on June 30, 1999. The Company and Ty-Breakers moved their corporate offices to 107 Industrial Drive, Jersey City, N.J. 07305 on July 1, 1999. The Jersey City premises are leased by Ty-Breakers on a month to month basis from an unaffiliated third party.


Item 3.      Legal Proceedings

On August 12, 1996 the United States Bankruptcy Court for the District of Arizona issued its "Final Decree" discharging the Company from bankruptcy proceedings and releasing the Company from the supervision of the Court. In accordance with the Plan of Reorganization, which was confirmed by the Court, the Company, in 1996, issued shares of its Common Stock to its former creditors and preferred stockholders and to the Company's president, and reverse split the Company's shares of common stock which were outstanding as of August 4,1995.

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

                           Common Stock

Quarter Ended                   High                                  Low

3/31/98                         1.25                                  1.00
6/30/98                         0.75                                  0.125
9/30/98                         0.50                                  0.125
12/31/98                        0.5625                                0.25
3/31/99                         0.25                                  0.25
6/30/99                         0.60                                  0.125
9/30/99                         1.2188                                0.125
12/31/99                        1.75                                  1.20

At December 31, 1999 the Company had 7,641,398 shares of its Common Stock issued and outstanding and there were approximately 1,900 holders of record of such Common Stock. At December 31, 1999 and as of the date hereof, the Company had no shares of its preferred stock issued or outstanding.

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

The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York 10004.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial statements at the end of fiscal years 1998 and 1999 have been audited by the Company's independent certified public accountants.

Financial constraints during most of 1999 prevented the Company from aggressively marketing its products during the year. Marketing efforts aimed at selling Tyvek and Kensel apparel to retail stores and catalog companies were postponed until fiscal year 2000. Ty-Breakers concentrated its efforts during 1999 on the sale of Tyvek and Kensel products in the Custom Business which, because of the terms of sale in the Custom Business, generally require smaller cash outlays. This concentration is reflected in the fluctuations in customer deposits and inventory work-in-process during the fiscal year ended December 31,1999. In addition to its core Tyvek and Kensel apparel business, Ty-Breakers developed a line of gift items bearing proprietary art that was launched in March 2000.

The Company and two consultants ("Consultants") entered into a consulting agreement dated January 20, 1999 under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice and the Company agreed to compensate the Consultants by granting them four sets of stock options covering a total of two million shares ("Options") of the Company's Common Stock. Discussions with and between the consultants have, among other things, led to initial marketing attempts by Ty-Breakers to sell its products in overseas markets, the end of Alfa's involvement with Auto Pilot, Inc., and the pursuit by Alfa of an investment and/or acquisition in an internet related business. As of March 29, 2000 the Consultants have exercised options for 1,200,000 shares of Common Stock and the Company has received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $725,000, but no assurance can be given at this time that such remaining Options will actually be exercised or, if exercised, when such exercise would take place. During the first quarter of fiscal year 1999, the Company incurred a one-time non-cash charge of $500,000 (with an offsetting $500,000 credit to paid in capital) to account for the fair value of the Options at the time of grant.

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

During 1999, Ty-Breakers completed development of its "Extreme Tease" line of gift items and T-shirts bearing proprietary art commissioned by Ty-Breakers. The copyrights for all the art commissioned for the Extreme Tease line is owned by Ty-Breakers and Ty-Breakers has filed an application to register the trademark "Extreme Tease" with the U.S Office of Trademarks. Ty-Breakers has also reserved the Internet address www.extremetease.com for future use in marketing this new line. During the first quarter of Fiscal 2000, the Company contracted for permenent showroom space at the Atlanta Gift Mart and engaged the services, on a commission basis, of an Atlanta sales representative who will be staffing the Extreme Tease showroom. Ty-Breakers intends to recruit additional independent sales representatives and assemble a national force to sell its Extreme Tease line and later its Tyvek and Kensel apparel to retail stores and catalog companies. The ExtremeTease line was introduced at trade shows in Dallas and Chicago during January and February 2000.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp., which the Company acquired on January 23, 1997. Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel and marketing T-shirts and gift items under the Extreme Tease brand name. Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Extreme Tease is a trademark of Ty-Breakers.

Ty-Breakers plans to develop new customers such as those developed from its 1997 catalog mailing to 140,000 retail stores and catalog companies. The Company ontinues to benefit from this mailing. Attendance at trade shows, print advertising, additional sales representatives and a worldwide web presence for both Ty-Breakers and Extreme Tease will supplement the Company's marketing efforts. The Company's website (www.ty-breakers.com) has information about the Company and Ty-Breakers' products as well as a way for consumers to purchase jackets directly from Ty-Breakers via a secure credit card transaction.Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel and Extreme Tease gift items by acquiring and/or developing new lines. Alfa plans to make an investment in an Internet related business which it has identified.(See: "Certain Relationships and Related Transactions").


Results of Operations:
--------------------------

Fiscal Year Ended December 31, 1999 Compared to
Fiscal Year Ended December 31, 1998

Total revenue was $185,581 during fiscal year 1999 compared to $101,989 for fiscal year 1998. This increase of $83,592 (82 %) was principally due to an increase in Tyvek and Kensel product sales of approximately $59,151 and in other income of approximately $24,000. During 1999 sales suffered as the Company focussed on reducing expenses, conserving cash and moving its offices. In July 1999 the Company moved its operations to their present location resulting in annual leasehold savings of approximately $40,000. Because it lacked sufficient resources to fund its marketing budget the Company focussed almost exclusively on the Custom Business during 1999. The sales results - which were mainly from the Custom Business - were disappointing. During 1999 the Company completed product development efforts on a line of T-shirts and gift items it intends to market under the brand name "Extreme Tease".The Extreme Tease line was introduced at industry trade shows in January and February 2000. Management expects that sales will increase for fiscal year 2000 after its marketing efforts are renewed and as the new Extreme Tease line is introduced and sales reps are secured. The Company is considering further follow-on mailings to the 140,000 retail stores and catalog companies targeted by Ty-Breakers n 1997. Cost of sales in 1999, which included a $35,853 addition to the inventory obsolescence reserve, increased $43,404 to $115,872. Sales in the Custom Business generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses increased by $355,336 (87%) during fiscal year 1999 compared to the previous fiscal year. This increase is entirely attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the first quarter of 1999 to account for the fair market value of options granted to consultants. Excluding this non-cash charge, SG&A actually decreased by $144,664 (36%) in fiscal 1999 as compared to the previous fiscal year. This decrease is attributable to the Company's cost containment measures, including reductions in employees salaries and expenses relating to its leased facilities.

The Company sustained a net loss in 1999 of $692,922 compared to a net loss of $377,774 in 1998. This increase of $315,148 (83%) is entirely attributable to the non-recurring $500,000 non-cash compensation expense and the $35,853 inventory reserve addition referred to above. Excluding these charges, the Company's remaining loss of $157,069 for fiscal 1999 actually represents a reduction of $220,705 (58%) in the loss from 1998. This reduction is attributable to the Company's increased revenue and reduced operating expenses. The continued losses for the Company are attributable, however, to Ty-Breakers' failure to attain a sufficient level of sales as a result of postponing its marketing efforts directed at retail stores as well as lower gross margins on sales in its Custom Business. The Company sharply reduced its operating expenses in 1999 and increased its efforts in the Custom Business but still needs to further increase sales of its Ty-Breakers subsidiary in order to attain profitability. Management believes that a profitable level of sales will be attained after Ty-Breakers re-starts its marketing efforts directed at retail stores and recruits its independent sales representatives to sell its Extreme Tease gift line. Sales revenue from increased custom sales as well as the proceeds received from the exercise of Options during 1999 and 2000 will assist the Company in pursuing these objectives.

Ty-Breakers introduced its new Extreme Tease line at trade shows in early 2000 and during the fiscal year 2000 plans to recruit a nationwide independent sales representative force to sell the Extreme Tease line to retailers including: gift shops, catalog companies, department stores and mass merchants. Sometime thereafter, Ty-Breakers plans to utilize this sales rep force to sell Tyvek and Kensel apparel to the same retailers.

Approximately $1,850 was expended in 1999 for computer hardware and software. No other significant capital expenditures were incurred and the Company wrote off its negligible remaining amount of un-ammortized leasehold improvements on its former facility.

Inventories decreased $18,367 in 1999 compared to the same period in 1998. This decrease is a result of the addition of $35,853 to the inventory reserve account net of purchases associated with sales in the Custom Business. The Company also made use of offshore manufacturers in China & Hong Kong for some of its inventory requirements. The majority of inventory at December 1999 represents raw material & printed Tyvek sheets which the Company intends to convert during 2000, through the use of its Hong Kong sewing contractor, into competitively priced finished goods. As of the date hereof the Company has purchased additional finished goods inventory for its ExtremeTease line of gift items. Inventory commitments for the Extreme Tease line will closely track sales of the new line.

Results of Operations:
--------------------------

Fiscal Year Ended December 31, 1998 Compared to
Fiscal Year Ended December 31, 1997

Total revenue was $101,989 during fiscal year 1998 compared to $30,769 for fiscal year 1997. This increase of $71,220 (231%) was principally due to an increase in Tyvek and Kensel sales to retailers of approximately $59,931 and other income of approximately $30,000. Because it lacked sufficient resources to fund its marketing budget (additional financing was expected but never materialized in 1998), the Company was unable to capitalize on the momentum of its initial direct mail campaign with follow on marketing efforts. The sales results were therefore disappointing. The Company spent a great deal of time in capital raising efforts during 1998 and sales suffered as a result. (SEE: "Notes to Financial Statements"). During 1998 the Company also began product development efforts on a line of T-shirts and gift items it intends to market under a brand name it has developed. These efforts continued into 1999 and launch of the line under the brand name "ExtremeTease" is planned for January 2000. Management expects that sales will increase modestly for fiscal year 1999 but should increase sharply in 2000 when a renewed marketing effort begins and the new line is introduced. Further follow-on mailings to the retail stores and catalog companies targeted by the Company are dependent upon available financing to conduct them. Cost of sales in 1998, which included a charge of $30,000 to establish an inventory obsolescence reserve, increased $66,803 to $72,468.

Compared to 1997, selling, general and administrative expenses decreased $66,398 (14%) to $407,295 in 1998. This decrease, which includes a write off of approximately $50,000 of the Ty-Breakers goodwill, resulted primarily from a curtailment of marketing and sales expenses associated with the catalog mailing from the same period in the previous year. General and administrative expenses are expected to be further reduced in 1999, while the Company moves to contain overhead and finalize development of its new product line.

The Company sustained a net loss in 1998 of $377,774 compared to a net loss of $452,325 in 1997. This 1998 loss of $377,774 included charges of $68,951 to write off the Ty-Breakers' good-will and $30,000 to establish the inventory reserve. Excluding these one-time charges, the remaining loss of $278,823 represents a reduction of $173,502 (38.4%) in the loss from 1997. This reduction is attributable to the Company's increased sales and reduced operating expenses. The Company will need to further increase sales while controlling costs in order to attain profitability - a goal which is expected to be met in fiscal year 2000 but not before.

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

Liquidity and Capital Resources
--------------------------------------

The Company has experienced negative cash flows from operating activities during the past two fiscal years primarily due to operating losses. The Company's operating loss during 1999, however, includes non-cash charges totaling $548,472 (covering consulting fees, inventory writeoff and depreciation) which, although material, do not negatively impact cash flow. Significant decreases in accounts payable during 1999 also contributed to the negative cash flow for fiscal 1999. Compared to December 31, 1998, the Company has reduced its accounts payable at December 31, 1999 by $105,000 (99.5%).

At December 31, 1999 the Company had working capital of $333,505 as compared to negative working capital of ($14,387) at December 31, 1998. The Company has to a great extent relied on the net proceeds from the exercise of Options and from private placements of its common stock to fund its operations during the last two years. As of the date hereof the Company has no debt. The Company's cost containment moves, increased activity in custom Tyvek sales, exercise of stock options by consultants to the Company and new product developments have all combined to position the Company to begin marketing in earnest during fiscal year 2000.

Ty-Breakers plans to market its new Extreme Tease line as well as its Tyvek and Kensel apparel to retailers in an effort to increase sales revenue and attain higher gross profit margins than it has historically attained in its Custom Business.

While no assurances can be given at this time, we believe that such marketing efforts will successfully increase Ty-Breakers' sales and turn the Company profitable in 2000. Revenues in 1999 were greater than 1998 but still insufficient to attain profitability. In order to achieve increased sales levels, the Company must succeeed in recruiting a nationwide sales representative force for its Extreme Tease product line and must implement its planned marketing efforts.


Impact of Inflation
-----------------------
The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company



Import Operations
----------------------
During the past fiscal year the Company has increased its reliance on its Hong Kong and China sub-contractor for the production requirements for its Ty-Breakers apparel and some of its Extreme Tease gift items. This has had a generally beneficial effect since the Company has noticed decreased production costs, consistent quality and a greater competitiveness for its products.

Forward Looking Statements
-----------------------------------

Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's ExtremeTease product line, the growth of the market for the Company's products, the renewal by Congress of China's most-favored-nation trade status, the success of Alfa's planned investment in an internet related business or the success of the Company's various marketing initiatives.

Year 2000 Compliance
---------------------------

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

Based on assessments made in fiscal years 1997 and 1998, the Company has updated all versions of operating and financial & accounting software to be Year 2000 compliant so that all of its systems recognize and utilize dates beyond December 31, 1999 properly. The Company believes that the modifications and conversions it completed allowed it to mitigate any potential problems associated with the Year 2000 issue.

The Company also received formal communications from its bank, transfer agent, and major suppliers that their systems were also Year 2000 compliant. Based on the foregoing and the Company's own research, the Company did not believe that it was vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact on the Company of bringing its equipment and systems into Year 2000 compliance was not material to the Company's financial position or results of operations.

The Company has experienced no Year 2000 computer problems.



Item 7.      Financial Statements


       The response to this item is submitted as a separate section to this report commencing on Page F-1.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                   None





                                              PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The present Directors and Executive Officers of the Company are as follows:

Name                         Age                         Position
-------                      ----                        ----------
Frank J. Drohan              54                    Chairman of the Board of
                                                   Directors, President, Chief
                                                   Executive & Financial Officer

Charles P. Kuczynski         46                    Vice-President, Secretary and
                                                   Director


Frank J. Drohan has served as a Director, Chairman of the Board and Chief Executive Officer of the Company since 1991 and as Secretary and sole director of the Company from October 30, 1993 until February 15, 1996. Until January 23, 1997 (the "Merger Date") Mr. Drohan was also Chairman of the Board and President of Ty-Breakers (NY) Corp. ("TYNY"), a privately held New York company. TYNY
(now Ty-Breakers Corp.) was acquired by the Company on January 23, 1997 and is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Mr. Drohan also serves as President of the Company's wholly owned subsidiary Ty-Breakers Corp.

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

At December 31, 1999 the Board of Directors of Alfa consisted of Frank J. Drohan and Charles P. Kuczynski. Messrs. Drohan and Kuczynski continue to serve as the Company's only officers and directors.

Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.

Item 10.     Executive Compensation

The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of Alfa for services in all capacities during the calendar year ended December 31, 1999 for
(i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of Alfa as a group.


Name of individual                Capacities in                    Cash
or number in group                which served                     Compensation

Frank J Drohan                    Chairman of Board                 $ 58,929
                                  of Directors, President,
                                  Chief Executive


All Executive Officers
as a group (2 persons)                                              $ 92,946
================================================================================
(1) After reasonable inquiry, the Company has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Employment Agreements

The Company presently has employment agreements with two employees.

Frank J. Drohan and Charles P. Kuczynski are each parties to 5-year employment agreements dated August 1, 1997 with the Company.

Mr. Drohan's employment agreement provides for an annual salary of $100,000, a bonus based on net profits of the Company, options on 50,000 shares of Common Stock at $1.00 per share during each year of the 5 years of the employment term and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

Mr. Kuczynski's employment agreement provides for an annual salary of $45,000, a bonus based on gross sales of Ty-Breakers and options on 25,000 shares of Common Stock at $1.00 per share during each year of the 5 years of the employment term.

Both Mr. Drohan and Mr. Kuczynski have agreed to waive any right they otherwise may have had to unpaid cash compensation due to them through December 31, 1999 under their employment agreements.

Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 1999 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 2000.

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

As of December 31, 1999 there were no incentive stock options outstanding under the Stock Option Plan and there were 375,000 non-qualified options issued and outstanding as follows:

Name                     No. of options    Option Price            Date of
                                                                   Grant

Frank J. Drohan          250,000              $1.00                8/l/97
Charles P. Kuczynski     125,000              $1.00                8/l/97

Item 11.        Security Ownership and Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 1999, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                   Beneficial                    Percent
Name and Address                   Ownership (5)



Frank J. Drohan (1)(4)              1,529,186                     20.0%

Charles P. Kuczynski(l)(4)             82,163                      1.1%

Robert F. Peacock (2)               3,050,000                     39.9%

Continental Int'l. Trading Corp.(3)   400,000                      5.2%

All officers and Directors as a
Group of 2 Persons                  1,611,349                     21.1%

================================================================================
(1) The address for each of these individuals is c/o the Company and each is an officer and director of the Company.

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

Item 12.     Certain Relationships and Related Transactions

Proposed Transaction

The Company has held discussions with an early stage development Internet based corporation (the "Target") controlled by Frank J. Drohan, President of the Company, regarding a possible minority investment in the Target by Alfa. Any future acquisition of the Target by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote.

Item 13.      Exhibits and Reports on Form 8-K

(a)    Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                              Page
Numbers   Description                                                Number


3.1       Articles of Incorporation, as amended                         *

3.2       By-Laws                                                       *

10.1      Drohan Employment Agreement                                  **

10.2      Kuczynski Employment Agreement                               **

21.1      Subsidiaries                                                 ***

23        Consent of Wiss & Co.                                       E-01

27        Financial Data Schedule                                     E-02


* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No.33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

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



Dated: March 29, 2000

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

Name                             Title                                Date
----                             -----                                ----

                             Chairman of the Board,
/s/  Frank J. Drohan         President and Chief                  March 29, 2000
--------------------         Executive & Financial Officer
FRANK J. DROHAN