Form 10QSB
period 2000-03-31
ALFA INTERNATIONAL CORP
filed 2000-05-19
CIK 820600

                                FORM 10-QSB
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2000

Commission File Number: 0-17264



                       ALFA International Corp.
         (Exact name of registrant as specified in its charter)


    New Jersey                                22-2216835
State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)       Identification Number)



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

As of May 15, 2000, the registrant had outstanding 7,641,398 shares of Common Stock,par value $.01 per share.

                         ALFA INTERNATIONAL CORP.
                                 INDEX
                     PART I - FINANCIAL INFORMATION


ITEM 1:        FINANCIAL STATEMENTS


             BALANCE SHEETS
             DECEMBER 31, 1999
             MARCH 31, 2000

             STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1999
             THREE MONTHS ENDED MARCH 31, 2000

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,2000

             STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999
             THREE MONTHS ENDED MARCH 31, 2000


             NOTES TO FINANCIAL STATEMENTS


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                      PART II  -  OTHER INFORMATION


ITEM 6:          EXHIBITS AND REPORT ON FORM 8-K



                    ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                               March 31,         December 31,
                                2000                 1999
                             -----------       --------------
                             (Unaudited)            Note 1
                             -----------       --------------
ASSETS

CURRENT ASSETS

Cash and equivalents                $196,598           $284,912
Accounts receivable                      743              8,664
Inventory                             40,755             41,297
Prepaid expenses and other
   current assets                     35,537              4,452
                                     -------           --------
  Total Current Assets               273,633            339,325
                                    --------           --------

PROPERTY AND EQUIPMENT:

Office & Computer Equipment           39,366             37,720
Furniture & Fixtures                  28,111             27,604
                                      ------             ------
                                      67,477             65,324
Less:
 Accumulated depreciation            (52,870)           (49,870)
                                     -------            -------
                                      14,607             15,454
                                    --------            -------
Other Assets                          11,123               -
                                    --------            -------

Total Assets                        $299,363           $354,779
                                     =======            =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES:

Accounts payable                    $ 20,307           $    519
Customer deposits Payable              5,749                 -
Accrued expenses and
 other current liabilities               -                5,301
                                    --------            -------
    Total Current Liabilities         26,056              5,820
                                    --------            -------
STOCKHOLDERS' EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued -  7,641,398 shares at
March and December                    76,414             76,414
Capital in excess of par value     5,181,703          5,181,703
Retained earnings (deficit)       (4,984,810)        (4,909,158)
                                  -----------        ----------
     Total Stockholders' Equity      273,307            348,959

Total Liabilities & Equity          $299,363           $354,779
                                     =======            =======





                 ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 ---------------------------------------
                             (UNAUDITED)

                                               THREE  MONTHS  ENDED
                                                     MARCH 31
                                            ---------------------------
                                             2000                   1999
                                            ------                 ------
REVENUES:

Net sales                                  $ 25,931                $ 14,771
Interest Income                               2,004                      24
Other income                                    -                     2,809
                                           --------                --------
                                             27,935                  17,604
                                           --------                --------

COSTS AND EXPENSES:

Cost of sales                                13,201                   4,376
Selling, general and administrative          90,386                 541,187
Interest expense                                  0                       0
                                            -------               ---------
                                            103,587                 545,563
                                            -------               ---------


NET LOSS                                   $(75,652)              $(527,959)
                                             =======                ========


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                     7,641,398               6,441,398
                                          =========               =========

NET INCOME (LOSS) PER SHARE (Note 2)       $ (.01)                $ (.08 )
                                              =====                  =====



                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     ----------------------------------------------------------
                                            (UNAUDITED)



                             Common Stock
                        ----------------------            Capital in          Retained
                                        Par               Excess of           Earnings
                         Shares         Value             Par Value           (Deficit)
                        --------        ------                 -
----------           -----------
Balances at
December 31,
1999                  7,641,398      $ 76,414             $ 5,181,703       $ (4,909,158)

Net loss for
the Three
Months ended
March 31, 2000        ---------        ------               ---------       $    (75,652)


Balances At
March 31, 2000        7,641,398      $ 76,414             $ 5,181,703       $ (4,984,810)
                      ---------      --------             -----------       -------------




                               ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ----------------------------------------
                                             (UNAUDITED)
                                                                Three   Months   Ended
                                                                       March 31
                                                              ---------------------------
                                                               2000           1999
                                                               ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                          $ (75,652)      $ (527,959)
         Adjustments to reconcile net loss to net cash
         flows from operating activities:
            Depreciation and amortization                      3,000            3,000
            Issuance of Stock Options  (Note 2)                  -            500,000
            Changes in operating assets and liabilities:
              Accounts receivable                              7,921            3,780
              Inventories                                        542           (1,075)
              Other current assets                           (31,085)           2,624
              Accounts payable                                19,788            4,106
              Other assets                                   (11,123)             -
              Other Liabilities                                5,749              -
              Accrued expenses                                (5,301)            (603)
                                                            --------         --------
                 Net cash flows from operating activities    (86,161)         (16,127)
                                                            --------         --------

     CASH FLOWS FROM INVESTING ACTIVITIES-
         Acquisitions of property and equipment               (2,153)            (794)
                                                             -------            -----

     CASH FLOWS FROM FINANCING ACTIVITIES-
         Loan from Officer                                       -             10,000
                                                               -----           ------

     NET CHANGE IN CASH AND EQUIVALENTS                     ( 88,314)          (6,921)
                                                            ---------          -------

     CASH AND EQUIVALENTS, BEGINNING OF PERIOD               284,912            9,897
                                                            ---------          -------

     CASH AND EQUIVALENTS, END OF PERIOD                   $ 196,598          $ 2,976
                                                             =======            =====

     SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid (refunded)                                -                -
                                                                ===              ===

     Interest paid                                            $  -             $  -
                                                                ===              ===


NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in its consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.


NOTE 2 - STOCK BASED COMPENSATION - CONSULTING AGREEMENT:

Under a consulting agreement dated January 20, 1999, the Company granted a total of 2,000,000 Stock options ("Options") to two consultants "Consultants"),500,000 each at exercise prices of $.25; $.50; $.75 and $1.00. The Options expire at the earlier of January 20, 2002 or the date of termination of the consulting agreement. Using the Black-Scholes option valuation model to compute the fair value of the Options on the date of grant, the Company booked a $500,000 non-cash charge to earnings in January 1999 to reflect this stock based compensation to the Consultants. During August, September, October and
November 1999, a total of 1,200,000 Options were exercised, 500,000 at $.25; 500,000 at $.50 and 200,000 at $.75. The
Company received proceeds totaling $525,000.

           ALFA INTERNATIONAL CORP. AND SUBSIDIARY


ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year 1999 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999. All other financial statements are unaudited.

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of (1) manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel, and (2) manufacturing , importing and marketing a line of gift items under the brand "Extreme Tease". Ty-Breakers maintains a website at www.ty-breakers.com for its Tyvek & Kensel apparel and has a website under development at www.extremetease.com for its gift items.

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

Tyvek is a registered trademark of the Du Pont Company. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. Extreme Tease is a trademark of Ty-Breakers used to identify its brand of gift items.
Applications by the Company to register the Kensel and Extreme Tease trademarks are presently pending before the U.S Office of Trademarks.

Ty-Breakers markets Tyvek apparel for use primarily as corporate identity, advertising or promotional products (the "Custom Business") for major national commercial enterprises, fashion designers, sporting events and athletic associations. The custom printed apparel (which usually bears the customer's logo or design) are frequently used as premiums, incentives, advertising and marketing items; or resold as retail items by these organizations. Ty-Breakers also markets its Extreme Tease gift products and Tyvek and Kensel apparel (bearing Ty-Breakers' own proprietary or licensed images) to retail stores and catalog companies. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the internet.

Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for items associated with sales to retail stores and catalog companies and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets. Ty-Breakers has developed and introduced a new product line of gift items marketed to retailers under the brand name Extreme Tease to complement its marketing efforts for Tyvek and Kensel products.

Alfa continues to pursue an investment and/or acquisition in an internet related business. As of the date hereof Alfa is performing a due diligence investigation of one such company.

During 1999 Consultants exercised options for 1,200,000 shares of Common Stock and the Company received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $775,000 but no assurance can be given at this time that such remaining Options will actually be exercised.

The Company and Ty-Breakers lease their present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

During the first quarter of 2000, Ty-Breakers introduced its "Extreme Tease" line of gift items and tee shirts bearing proprietary art commissioned by Ty-Breakers. The new line was shown at the Dallas Gift Show in January 2000 and at the Chicago Gift Show in February 2000. Copyrights for all the art commissioned for the Extreme Tease line is owned by Ty-Breakers. Ty-Breakers is also developing and constructing a website (due to be launched in the third quarter of 2000) for its Extreme Tease line at www.extremetease.com for use in marketing this new line. Ty-Breakers has recruited a sales representative in Atlanta and intends to recruit a nationwide independent sales representative force to sell its Extreme Tease line and later its Tyvek and Kensel apparel to retail stores and catalog companies. In March 2000 Ty-Breakers leased permanent showroom space for its Extreme Tease line at the Atlanta Gift Mart, one of the largest gift markets in the U.S. As a result, the Extreme Tease product line will be exhibited at the four annual gift shows held at the Atlanta Mart and will be sold by the Ty-Breakers' sales representative in Atlanta. Ty-Breakers is continuing its ongoing efforts to secure additional sales representatives throughout the U.S.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel by acquiring and/or developing new lines (such as the Extreme Tease gift line); and Alfa will continue the due diligence examination it is presently conducting of the business prospects of an internet related business in which Alfa is considering making an investment.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2000 vs.
THREE MONTHS ENDED MARCH 31,1999


The Company experienced an increase in revenue of $10,331 for the first quarter of 2000 as compared to the same period in the previous year. This revenue increase resulted from an increase in Ty-Breakers' sales of $11,160. The cost of sales percentage for the first quarter of 1999 was 50.9% and the gross profit percentage was 49.1%.

Selling, general and administrative expenses decreased by $450,801 (83.3%) during the first quarter of 2000 compared to the first quarter of 1999. This decrease is entirely attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the same period in the previous year to account for the fair market value of options granted to Consultants. Excluding this non-cash charge from the previous period, SG&A actually increased by $49,199 (119.5%) as compared to the same period in the previous year. This increase is attributable to the Company's increased marketing expenses, including employee salaries, during the first quarter of 2000.

The Company experienced a net loss of $75,652 for the first quarter of 2000 as compared to a net loss of $527,959 during the same period in the previous fiscal year. This decrease of $452,307 (85.7%) is entirely attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss actually increased by $47,693 (170.6 %) as compared to the same period in the previous year. The continued losses for the Company are attributable to the increased SG&A expenses referred to above and to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability - a goal which is expected to be met during the current fiscal year. Management believes that a profitable level of sales will be Attained before the end of the current fiscal year as a result of the Company's on-going marketing efforts as well as its ongoing efforts to recruit additional sales representatives. The proceeds which the Company received from the Exercise of Options during 1999 has assisted the Company in pursuing these efforts. No significant increases in inventory or capital expenditures occurred during the first quarter of 2000. Prepaid expenses increased due to show expenses ($4,700) legal retainer ($10,000) and accruals ($18,474).



LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the first quarter of 2000 primarily due to operating losses. At March 31, 2000 the Company had working capital of $247,577 as compared to working capital of $333,505 at December 31, 1999. This decrease of $85,928 is primarily attributable to the Company's $75,652 loss during the period. Approximately 15% of current assets are invested in inventory, 72% is held in cash and the balance invested in accounts receivable and pre-paid expenses. Receipt by the Company of $525,000 in proceeds from the exercise of Options during August-November 1999 has positively affected the Company's working capital position.

In order to increase Ty-Breakers' level of sales, management plans to aggressively market its products (both Tyvek & Kensel apparel and Extreme Tease products) to retail stores while simultaneously marketing its custom printed Tyvek products into the (premium & incentive ) Custom Market. While no assurances can be given at this time, management believes that such marketing efforts will be successful in increasing Ty-Breakers' sales and turning Ty-Breakers profitable by the end of fiscal year 2000. Revenues (and associated sales & marketing expenses) are projected to increase significantly in fiscal 2000. It is essential for the Company to increase its level of sales in order to allow continued operations.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's Extreme Tease product line, the growth of the market for the Company's products, the renewal by Congress of China's most-favored-nation trade status, the ultimate decision by the Company whether or not to invest in an internet related business or the success of the Company's various marketing initiatives.


                            PART II   -   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------



3.1              Articles of Incorporation, as amended    *

3.2              By-laws                                  *

27               Financial Data Schedule                  E-01

________________________
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File No.33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

(b)          Reports on Form 8-K

             None

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: May 19, 2000             ALFA INTERNATIONAL CORP.
                                (Registrant)





                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer