Form 10QSB
period 2000-06-30
ALFA INTERNATIONAL CORP
filed 2000-08-10
CIK 820600

FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2000
                                -------------

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

As of August 9, 2000 the registrant had outstanding 7,641,398 shares of Common Stock, par value $.01 per share.

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        BALANCE SHEETS
        DECEMBER 31, 1999
        JUNE 30, 2000

        STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED JUNE 30, 1999
        THREE MONTHS ENDED JUNE 30, 2000

        SIX MONTHS ENDED JUNE 30, 1999
        SIX MONTHS ENDED JUNE 30, 2000

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        SIX MONTHS ENDED JUNE 30, 2000

        STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 30, 1999
        SIX MONTHS ENDED JUNE 30, 2000


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


              PART II  -  OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

             ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
             ---------------------------------------
                                      June  30,         December 31,
                                        2000               1999
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 101,526         $ 284,912
Accounts receivable                      43,704             8,664
Inventory                                52,189            41,297
Prepaid expenses and other
current assets                           65,000             4,452
                                       --------          --------
        Total Current Assets            262,419           339,325
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            39,571            37,720
  Furniture & Fixtures                   28,111            27,604
                                       --------          --------
                                         67,682            65,324
  Less:  Accumulated depreciation       (55,870)          (49,870)
                                       --------          --------
                                         11,812            15,454
                                       --------          --------
Total Assets                          $ 274,231         $ 354,779
                                       --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $   9,380         $     519
Customer Deposits Payable                 4,205               -
Accrued expenses and other current
    liabilities                               0             5,301
                                       ---------         --------
        Total Current Liabilities        13,585             5,820
                                       ---------         --------

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued -  7,641,398 shares at
   6/30/00 and at 12/31/99            76,414            76,414
Capital in excess of par value        5,181,703         5,181,703
Retained earnings (deficit)          (4,997,471)       (4,909,158)
                                      ---------       ---------

Total Stockholders' Equity            260,646          348,959
                                     ---------        ---------

  Total Liabilities & Equity          $  274,231       $ 354,779
                                       ---------         --------


                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           June 30                          June 30
                                      -------------------              ----------------
                                      2000          1999          2000          1999
                                      ----          ----          ----          ----
REVENUES:
Net sales                            $  118,069    $    5,504    $  144,000    $   20,275
Interest Income                           3,021            67         5,025            91
Other income                                134         6,281           134         9,090
                                      ---------     ---------     ---------     ---------
                                        121,224        11,852       149,159        29,456
                                      ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales                            60,585         4,264        73,786         8,640
Selling, general and administrative      73,299        40,493       163,686       581,680
                                      ---------     ---------     ---------     ---------
                                        133,884        44,757       237,472       590,320
                                      ---------     ---------     ---------     ---------


NET LOSS                             $  (12,660)   $  (32,905)   $  (88,313)   $ (560,864)
                                      ---------     ---------     ---------     ---------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                 7,641,398     6,441,398     7,641,398     6,441,398

NET LOSS PER SHARE                    $     -       $  (.01)      $  (.01)      $  (.09)
                                         -----         -----         -----         -----



                         ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                                       Common Stock             Capital in        Retained
                              ------------------       Excess of         Earnings
                                         Par           Par Value         (Deficit)
                              Shares       Value       ----------        ---------
                              ------       -----
Balances At
December 31
1999                           7,641,398   $ 76,414    $ 5,181,703       $ (4,909,158)


Net loss for
the Six
Months ended
June 30, 2000                                                                 (88,313)
                               ---------   ---------    ----------        ------------
Balances At
June 30, 2000                  7,641,398   $ 76,414    $ 5,181,703       $ (4,997,471)
                               ---------   --------     ----------        ------------



                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                       2000          1999
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $  (88,313)   $ (560,864)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
   Depreciation and amortization                        6,000         5,000
   Issuance of Stock Options (Note 2)                     -         500,000
   Changes in operating assets and liabilities:
    Accounts receivable                               (35,040)        6,368
    Inventories                                       (10,892)      (12,566)
    Other current assets                              (60,548)         (170)
    Accounts payable                                    8,861         1,895
    Customer Deposits                                   4,205        34,550
    Other assets                                          -           3,427
    Accrued expenses, and other liabilities            (5,301)          -
                                                    ---------     ---------
      Net cash flows from operating activities       (181,028)      (22,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment               (2,358)         (239)
  Disposition of Leasehold Improvements                   -            (497)
                                                    ---------     ---------
      Net cash flows from investing activities         (2,358)         (736)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from Officer                                       -          18,000
                                                    ---------     ---------
      Net cash flows from financing activities            -          18,000

NET CHANGE IN CASH AND EQUIVALENTS                   (183,386)       (5,096)
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             284,912         9,897
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                   101,526         4,801
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                              -             -
                                                    ---------     ---------
Interest paid                                             -             -
                                                    ---------     ---------


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



NOTE 2 - STOCK BASED COMPENSATION - CONSULTING AGREEMENT:
Under a consulting agreement dated January 20, 1999, the Company granted a total of 2,000,000 stock options ("Options"), 500,000 each at exercise prices of $.25; $.50; $.75 and $1.00. The Options expire at the earlier of January 20, 2002 or the date of termination of the consulting agreement. Using the Black-Scholes option valuation model to compute the fair value of the Options on the date of grant, the Company booked a $500,000 non-cash charge to earnings in January 1999 to reflect this stock based compensation to the consultants ("Consultants"). During August, September, October and November 1999, a total of 1,200,000 Options were exercised, 500,000 at $.25; 500,000 at $.50 and 200,000 at $.75. The Company received proceeds totaling $525,000.

NOTE 3 - MANAGEMENT PLANS:

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon, its ability to raise additional financing and eventually upon obtaining profitable operations. There can be no assurance that such financing will be available to the Company upon acceptable terms. In an effort to obtain profitable operations, the Company will attempt to increase sales by aggressive marketing of its new product line, recruiting sales representatives, attending trade shows and updating and redistributing their existing merchandise catalog. Additionally the Company is attempting to acquire the business assets of a publicly traded company with which it is presently conducting negotiations. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

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

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Ty-Breakers also manufactures, imports and markets a line of gift items and tee-shirts under the brand "Extreme Tease" bearing proprietary art. Ty-Breakers maintains a website at www.ty-breakers.com for its Tyvek & Kensel apparel and has a website under development at www.extremetease.com for its gift items.

Tyvek is a registered trademark of the Du Pont Company. While Tyvek is exceptionally strong, water resistant, wind proof and printable, the Company believes that the most important characteristic of Tyvek is its reproductive print quality.
Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton material to Tyvek. Products made from Kensel can also be printed with the color and clarity of a Kodak photograph as Tyvek products can be printed, but they have a more substantial "feel" than products made from Tyvek.

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont, who presently produces all of the Tyvek material.

Ty-Breakers has its Tyvek and Kensel apparel products manufactured and printed by unaffiliated third parties in the United States and Asia. Extreme Tease is the brand name used by Ty-Breakers to identify its brand of gift items, which are also printed and manufactured by unaffiliated parties in the United States and Asia. An application by the Company to register the Kensel trademark is presently pending before the U.S. Office of Trademarks.

Ty-Breakers markets Tyvek and Kensel apparel for use primarily as corporate identity, advertising or promotional products (the "Custom Business") for major national commercial enterprises, fashion designers, sporting events and athletic associations. The custom printed apparel (which usually bears the customer's logo or design) are frequently used as premiums, incentives, advertising and marketing items; or resold as retail items by these organizations. Ty-Breakers also markets its Extreme Tease gift products and Tyvek and Kensel apparel (bearing Ty-Breakers' own proprietary or licensed images) to retail stores and catalog companies. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the internet. Ty-Breakers anticipates selling its Extreme Tease gift items to consumers through the Extreme Tease worldwide website upon completion of that site later this year.

Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are sold and manufactured pursuant to specific purchase orders. Significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for items associated with sales to retail stores and catalog companies and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment.

The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets. Ty-Breakers has developed and introduced a new product line of gift items marketed to retailers under the brand name Extreme Tease to complement its marketing efforts for Tyvek and Kensel products.

Beginning in June 2000, Alfa began negotiations and due diligence to acquire the assets and business of a publicly traded company. While the Company has expended, and continues to spend, significant sums on its due diligence investigation of this business opportunity, no assurances can be given at this time that the acquisition will be consummated.

The Company continues to pursue an investment and/or acquisition in an internet related business which is controlled by Alfa's president. As of the date hereof Alfa has expended a modest sum on its continuing due diligence investigation of this company.

During 1999 the Consultants (who introduced Alfa to the publicly traded Company with which it is presently negotiating an asset purchase) exercised options for 1,200,000 shares of Common Stock and the Company received proceeds of $525,000. Based upon conversations with the Consultants, the Company expects them to exercise the remaining 800,000 Options from which the Company would receive proceeds of $775,000 but no assurance can be given at this time that such remaining Options will actually be exercised.

The Company is presently negotiating an agreement (the "Placement Agreement") with Continental International Corp., a New York corporation ("Continental") which contemplates a private placement offering ("Private Placement") by the Company of up to $2,000,000 of its securities in the form of units ("Units") of its Common Stock with Continental acting as the placement manager. The Offering will have a maximum of 100 Units. Each Unit costs $20,000 and consists of 20,000 shares of Common Stock. The Placement Agreement contemplates the Company paying Continental a placement fee equal to fifty percent (50%) of the gross proceeds received from sales of Units to investors introduced to the Company by Continental. The Company will not pay any fees to Continental from the proceeds of sales of Units to investors not introduced to the Company by Continental. Net proceeds (after placement fees) from sales of Units will be used for general working capital requirements and to expand Ty-Breakers' sales and marketing activities for its apparel and gift business segments, and otherwise at the sole discretion of management. Depending on future events such other possible uses could include: (i) providing working capital to the business Alfa is attempting to acquire should such acquisition be consummated, (ii) acquiring and/or developing new product lines to complement Ty-Breakers' core apparel and gift lines, (iii) an investment in, or acquisition of, an internet related business, or (iv) other acquisition targets that may be in the best interests of the Company. No assurances can be given at this time that the Units in the Private Placement will be sold.

The Company and Ty-Breakers lease their present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

The "Extreme Tease" line of gift items and tee shirts bearing proprietary art commissioned by Ty-Breakers was first shown at the Dallas Gift Show in January 2000 and at the Chicago Gift Show in February 2000. In March 2000 Ty-Breakers leased permanent showroom space for its Extreme Tease line at the Atlanta Gift Mart, one of the largest gift markets in the U.S. As a result, the Extreme Tease product line will be exhibited at the four annual gift shows held at the Atlanta Mart and will be marketed by the Ty-Breakers' sales representative in Atlanta. One of the smaller of the four annual gift shows took place during the second quarter of 2000 without any Extreme Tease sales being recorded. Ty-Breakers is continuing its ongoing efforts to recruit a nationwide independent sales representative force to sell its Extreme Tease line - and later its Tyvek and Kensel apparel - to retail stores and catalog companies. Ty-Breakers is also developing a website for its Extreme Tease line at www.extremetease.com for use in marketing. Copyrights for all the art commissioned for the Extreme Tease line are owned by Ty-Breakers.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel by acquiring and/or developing new lines (such as the Extreme Tease gift line); and Alfa will continue the due diligence examination it is presently conducting concerning the sale of certain assets by a publicly traded company to Alfa, and of the business prospects of an internet related business in which Alfa is considering making an investment.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2000 vs.
THREE MONTHS ENDED JUNE 30,1999

The Company experienced an increase in revenue of $109,372 (822.8%) for the second quarter of 2000 as compared to the same period in the previous year. This revenue increase resulted directly from an increase in Ty-Breakers' sales of $112,565 (2045%) attributable to increased sales of its custom Tyvek apparel, net of a $3,193 (50.3%) decrease in interest and other income. The $6,147 (97.9%) decrease in other income is attributable to a non-recurring increase in this category for the same period in the previous year. The cost of sales percentage for the second quarter of 2000 was 51.3% and the gross profit percentage was 48.7%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses increased by $32,806
(81%) during the second quarter of 2000 compared to the same period in the previous year. This increase is attributable to the Company's increased marketing expenses, including employee salaries, during the second quarter of 2000.

The Company experienced a net loss of $12,660 for the second quarter of 2000 as compared to a net loss of $32,905 during the same period in the previous fiscal year. This decrease in the Company's loss of $20,245 (61.5%) is directly attributable to Ty-Breakers' increased sales mentioned above.

The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which is expected to be met in the current fiscal year. Management believes that a profitable level of sales will be attained as a result of its ongoing marketing efforts in addition to its ongoing efforts to recruit additional sales representatives. Management does not believe any further cuts in SG&A expenses are possible or prudent. Slight increases in inventory (for Custom Sales) and capital expenditures occurred during the second quarter of 2000. Prepaid expenses increased significantly by

$60,548 during the second quarter due to legal retainers
($10,000), pre-paid "good faith" fees to Continental ($25,000), travel advances ($14,000), and other prepaid items ($11,548).


SIX MONTHS ENDED JUNE 30,2000 vs.
SIX MONTHS ENDED JUNE 30,1999

The Company experienced an increase in revenue of $119,703
(406%) for the first six months of 2000 as compared to the same period in the previous year. This revenue increase resulted directly from an increase in Ty-Breakers' sales of $123,725 (610%) net of a decrease of $4,022 (43.8%)in interest and other income. The $8,956 (98.5%) decrease in other income is attributable to a non-recurring increase in this category for the same period in the previous year. The cost of sales percentage for the first six months of 2000 was 51.2% and the gross profit percentage was 48.8%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses decreased by $417,994 (71.9%) during the first six months of 2000 compared to the same period in the previous year. This decrease is attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the first quarter of 1999 to account for the fair market value of options granted to Consultants net of an SG&A increase $82,006 (50.1%) during the first six months of 2000 as compared to the same period in the previous year. This increase is attributable to the Company's increased marketing expenses, including employee salaries.

The Company experienced a net loss of $88,313 for the first six months of 2000 as compared to a net loss of $560,864 during the same period in the previous fiscal year. This decrease of $472,551 (635%) is primarily attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss for the first six months of 2000 increased by $27,449 (31.1%) as compared to the same period in the previous year. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which is expected to be met in the current fiscal year. Management believes that a profitable level of sales will be attained as a result of its ongoing marketing efforts in addition to its ongoing efforts to recruit additional sales representatives.

Slight increases in capital expenditures and inventory occurred during the first six months of 2000 in line with normal business operations.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
The Company experienced negative cash flows from operations during the first six months of 2000 primarily due to increased investments in accounts receivable, inventory and pre-paid expenses as well as to operating losses. At June 30, 2000 the Company had working capital of $248,834 as compared to working capital of $333,505 at December 31, 1999. This decrease of $84,671 is primarily attributable to the Company's loss during the period. Approximately 20% of current assets are invested in inventory, 39% is held in cash and the balance invested in accounts receivable (16%) and pre-paid expenses (25%).

Management plans to continue its ongoing efforts to pursue Ty-Breakers' sales and marketing plan directed at aggressively marketing its products (both Tyvek and Kensel apparel and Extreme Tease products) to retailers while concurrently marketing its custom printed Tyvek products into the (premium and incentive) Custom Market. Efforts to recruit additional qualified independent sales representatives for this purpose are ongoing. While no assurances can be given at this time, management believes that such marketing efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable by the end of fiscal year 2000. Projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2000. It is essential for Ty-Breakers to increase its level of sales in order to allow continued operations. Management plans to continue to pursue the purchase of the business and certain assets of a publicly traded company with which it is presently negotiating. Other parties are also competing with Alfa for this business. No assurances can be given at this time as to whether Alfa will be successful or not in its attempt to consummate this transaction. Should Alfa be successful however, it will be necessary for Alfa to supply significant working capital to the acquired business.

FORWARD LOOKING STATEMENTS
--------------------------
Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance or lack thereof in the marketplace of Ty-Breakers' Extreme Tease product line, the growth of the market for Ty-Breakers' products, the ability of Ty-Breakers to continue to secure custom orders, the outcome of Alfa's present negotiations with respect to the purchase by Alfa of the business and certain assets of a publicly traded company, the ultimate decision by Alfa whether or not to invest in an internet related business, or the success of the Company's various domestic and international marketing initiatives.



                PART II   -   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                Page
Numbers     Description                               Number
-------     -----------                               ------

3.1         Articles of Incorporation, as amended       *

3.2         By-laws                                     *

27          Financial Data Schedule                     E-01

-------------
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File
           No. 33-18591) filed with the Securities and Exchange
           Commission and incorporated herein by reference thereto.


 (b)    Reports on Form 8-K

        None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 9, 2000               ALFA INTERNATIONAL CORP.
                                     (Registrant)




                                 By:  /s/ Frank J. Drohan
                                    -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      And Chief Financial Officer