Form 10QSB
period 2000-09-30
ALFA INTERNATIONAL CORP
filed 2000-11-20
CIK 820600

FORM 10-QSB
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2000
                                ------------------


Commission File Number: 0-17264
                        -------


                    ALFA International Corp.
                    ------------------------
       (Exact name of registrant as specified in its charter)

        New Jersey                            22-2216835
        ----------                            ----------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification Number)


       107 Industrial Drive, Jersey City, New Jersey 07305
            (Address of principal executive offices)

                        (201) 332-2200
                        --------------
    (Registrant's telephone number, including area code)




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

As of November 10, 2000, the registrant had outstanding 8,197,148 shares of Common Stock, par value $.01 per share.

                     ALFA INTERNATIONAL CORP.

                             INDEX

                   PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

         BALANCE SHEETS

           DECEMBER 31, 1999
         SEPTEMBER 30, 2000

         STATEMENTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999
         THREE MONTHS ENDED SEPTEMBER 30, 2000

         NINE  MONTHS ENDED SEPTEMBER 30, 1999
         NINE  MONTHS ENDED SEPTEMBER 30, 2000

         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

         NINE MONTHS ENDED SEPTEMBER 30, 2000

           STATEMENTS OF CASH FLOWS

         NINE MONTHS ENDED SEPTEMBER 30, 1999
         NINE MONTHS ENDED SEPTEMBER 30, 2000


         NOTES TO FINANCIAL STATEMENTS


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



                   PART II - OTHER INFORMATION


ITEM 5:     OTHER INFORMATION


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

           ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
           ---------------------------------------
        See Accompanying Note to Financial Statements

                                      September 30,          December 31,
                                         2000                   1999
                                      -------------          ------------
ASSETS                                (Unaudited)               Note 1
                                      -------------          ------------

CURRENT ASSETS:
Cash and equivalents                     $ 342,573             $ 284,912
Accounts receivable                           -0-                  8,664
Inventory                                   50,355                41,297
Prepaid expenses and other
   current assets                           87,487                 4,452
                                         ---------             ---------
        Total Current Assets               480,395               339,325

PROPERTY AND EQUIPMENT:

Office & Computer Equipment                 39,571                37,720
Furniture & Fixtures                        28,111                27,604
                                         ---------             ---------
                                            67,682                65,324
  Less:  Accumulated depreciation          (55,870)              (49,870)
                                         ---------             ---------
                                            11,812                15,454

Total Assets                             $ 492,207             $ 354,779

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                         $     -              $     519
Accrued expenses and other current
    liabilities                                -                  5,301
                                         ---------            ----------
        Total Current Liabilities              -                  5,820

STOCKHOLDERS' EQUITY:
Common Stock - $ .01 par value
   Authorized - 15,000,000 shares
   Issued and to be issued - 8,197,148
   shares at September 30, 2000 and
   7,641,398 at December 31, 2000           81,972                76,414
Capital in excess of par value           5,487,321             5,181,703
Retained earnings (deficit)             (5,077,086)           (4,909,158)
                                         ---------             ---------

Total Stockholders Equity                  492,207               348,959

  Total Liabilities & Equity             $ 492,207             $ 354,779



                         ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ---------------------------------------
                                 (UNAUDITED)
                See Accompanying Notes To Financial Statements

                          THREE MONTHS ENDED          NINE MONTHS ENDED
                            September 30,                September 30,
                          ------------------          -----------------
                          2000         1999           2000         1999
                          ----         ----           ----         ----
REVENUES:

Net Sales                $   2,144    $  86,280      $ 146,144    $ 106,555
Interest Income              2,758          568          7,783          659
Other Income                   126        3,000            260       12,090
                         ---------    ---------      ---------    ---------
                             5,028       89,848        154,187      119,304

COSTS AND EXPENSES:

Cost of Sales                  887       55,934         74,673       64,574
Selling, general and
  Administrative            83,756       55,705        247,442      637,385
                         ---------    ---------      ---------    ---------


NET LOSS                 $  79,615       21,791        167,928      582,655
                         ---------    ---------      ---------    ---------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    7,919,273    6,441,398      7,734,023    6,441,398

NET LOSS PER SHARE       $  (.01)     $  (.01)       $  (.02)     $  (.09)


                      ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                   (UNAUDITED)
                  See Accompanying Notes To Financial Statements

                                Common Stock              Capital in        Retained
                                            Par           Excess of         Earnings
                            Shares         Value          Par Value         (Deficit)
                           ---------     ---------        ----------      -----------

Balances At
December 31, 1999          7,641,398     $  76,414        $ 5,181,703     $(4,909,158)


Issuances of Common
Stock                        555,750     $   5,558        $   305,618


Net loss for the
Nine Months ended
September 30, 2000                                                        $  (167,928)
                           ---------    ---------        ----------       -----------

Balances At
September 30, 2000         8,197,148     $  81,972       $ 5,487,321      $(5,077,086)
                           ---------     ---------       -----------      ------------
                           ---------     ---------       -----------      ------------

                      ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ---------------------------------------
                                   (UNAUDITED)
                  See Accompanying Notes to Financial Statements

                                                       Nine Months Ended
                                                         September 30,
                                                      -----------------
                                                      2000          1999
                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $ (167,928)   $ (582,655)
  Adjustments to reconcile net loss to
   net cash flows from operating activities:
   Depreciation and amortization                           6,000         7,000
   Issuance of Stock Options                                 -         500,000
   Changes in operating assets and liabilities:
     Accounts receivable                                   8,664           338
     Inventories                                          (9,038)       (1,183)
     Other current assets                                (83,035)        1,538
     Accounts payable                                       (519)       (54,717)
     Customer Deposits                                       -            2,503
     Other assets                                            -            4,317
     Accrued expenses & other liabilities                 (5,301)        (4,657)
                                                      ----------     ----------
          Net cash flows from operating activities      (251,157)      (127,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment                    (2,358)          (239)
Disposition of Leasehold Improvements                        -             (497)
                                                      ----------     ----------
          Net cash flows from investing activities        (2,358)          (736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                 311,176        325,000
Loan from Officer                                            -           18,000
                                                      ----------     ----------
          Net cash flows from financing activities       311,176        343,000
                                                      ----------     ----------

NET CHANGES IN CASH AND EQUIVALENTS                       57,661        214,780
                                                      ----------     ----------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                248,912          9,897
                                                      ----------     ----------

CASH AND EQUIVALENTS, END OF PERIOD                      342,573        224,677
                                                      ----------     ----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                          $      -       $      -
                                                      ----------     ----------

Interest paid                                         $      -       $      -



NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The balance sheet for Alfa International Corp. ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently as one wholly owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in its consolidation with Alfa.

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

NOTE 3 - COMMON STOCK
During the third quarter of 2000, the Company sold and will subsequently issue 555,750 shares of its Common Stock and received net proceeds totaling $277,875 after payment of placement fees of an equal amount as a result of the sale of
27.7875 units ("Units") [each Unit consisting of 20,000 shares of Common Stock] in a private placement ("Private Placement") which commenced on August 4, 2000. The Company has engaged the services of Continental Consulting Corp. ("Continental") as placement manager for the Private Placement. The principals of Continental are also the Consultants referred to in Note 2 above.

NOTE 4 - MANAGEMENT PLANS:

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon, its ability to raise additional financing and eventually upon obtaining profitable operations. There can be no assurance that such financing will be available to the Company upon acceptable terms. In an effort to obtain profitable operations, the Company will attempt to increase sales by aggressive marketing of its new product line, recruiting additional employees and sales representatives, attending trade shows, updating and redistributing existing merchandise catalogs, and pursuing a more aggressive internet based marketing strategy. Additionally the Company is attempting to acquire certain business assets of a publicly traded company introduced to it by the Consultants.

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

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont, who presently produces all of the Tyvek material. Ty-Breakers uses Tyvek to manufacture its patented Kensel fabric material. Ty-Breakers is presently negotiating a licensing agreement (which has not yet been concluded) with Du Pont whereby Ty-Breakers would grant Du Pont an exclusive license to manufacture and market the Ty-Breakers' Kensel fabric and to utilize the Kensel brand name. Under the proposed agreement, Ty-Breakers would receive royalty payments from Du Pont on sales by Du Pont of the Kensel fabric, as well as price concessions from Du Pont on purchases by Ty-Breakers of the Kensel material from Du Pont.

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

Ty-Breakers markets Tyvek and Kensel apparel for use primarily as corporate identity, advertising or promotional products (the "Custom Business") for major national commercial enterprises, fashion designers, sporting events and athletic associations. The custom printed apparel (which usually bears the customer's logo or design) is frequently used as premiums, incentives, advertising and marketing items; or resold as retail items by these organizations. Ty-Breakers also markets its Extreme Tease gift products and Tyvek and Kensel apparel (bearing Ty-Breakers' own proprietary or licensed images) to retail stores and catalog companies. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers through its worldwide website on the internet. Ty-Breakers anticipates selling its Extreme Tease gift items to consumers through the Extreme Tease worldwide website upon completion of that site.

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

Beginning in June 2000, Alfa began negotiations and due diligence to acquire the assets and business of a publicly traded company. While the Company has expended, and continues to spend, significant sums on legal and travel expenses for its due diligence investigation of this business opportunity, no assurances can be given at this time that the acquisition of the assets will be consummated. The Company believes it will have a final resolution of these ongoing negotiations by November 30, 2000.

The Company continues to pursue an investment and/or acquisition in an internet related business which is controlled by Alfa's president. Further investigation of this opportunity was postponed during the third quarter of 2000 pending the resolution of the negotiations mentioned above.

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

As previously disclosed in its Report on Form 10-QSB for the period ended June 30, 2000, the Company is presently conducting a private placement offering ("Private Placement") of up to $2,000,000 of its securities in the form of units ("Units") of its Common Stock with Continental acting as the placement manager. The Company has agreed to pay Continental a placement fee equal to fifty percent (50%) of the gross proceeds received from sales of Units to investors introduced to the Company by Continental. The Company will not pay any fees to Continental from the proceeds of sales of Units to investors not introduced to the Company by Continental. Net proceeds (after placement fees) from sales of Units will be used for general working capital requirements and to expand Ty-Breakers' sales and marketing activities for its apparel and gift business segments, and otherwise at the sole discretion of management. Depending on future events such other possible uses could include: (i) providing working capital to the business Alfa is attempting to acquire should such acquisition be consummated, (ii) acquiring and/or developing new product lines to complement Ty-
Breakers' core apparel and gift lines, (iii) an investment in, or acquisition of, an internet related business, or (iv) other acquisition targets that may be in the best interests of the Company. To date the Company has sold 27.7875 Units in the Private Placement.

The Company and Ty-Breakers lease their present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

The "Extreme Tease" line of gift items and tee shirts bearing proprietary art commissioned by Ty-Breakers was first shown at the Dallas Gift Show in January 2000 and at the Chicago Gift Show in February 2000. In March 2000 Ty-Breakers leased permanent showroom space for its Extreme Tease line at the Atlanta Gift Mart, one of the largest gift markets in the U.S. As a result, the Extreme Tease product line will be exhibited at the four annual gift shows held at the Atlanta Mart and will be marketed by the Ty-Breakers' sales representative in Atlanta. One of the smaller of the four annual gift shows took place during the second quarter of 2000 without any Extreme Tease sales being recorded. Ty-Breakers plans to hire additional employees for the purpose of aggressively expanding its efforts to recruit a nationwide independent sales representative force to sell its Extreme Tease line - and later its Tyvek and Kensel apparel - to retail stores and catalog companies. Ty-Breakers is also developing a website for its Extreme Tease line at www.extremetease.com for use in marketing. Copyrights for all the art commissioned for the Extreme Tease line are owned by Ty-Breakers.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel by acquiring and/or developing new lines (such as the Extreme Tease gift line). Alfa will shortly conclude its due diligence examination and negotiations concerning the possible sale of a business and certain assets to Alfa. Depending on the outcome of the foregoing, Alfa may accelerate or abandon its investigation of the business prospects of an internet related business in which Alfa is considering making an investment.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2000 vs.
THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company experienced a decrease in net revenue of $84,820 (94%) in the third quarter of 2000 as compared to the same period in the previous year. This revenue decrease resulted virtually entirely from a decrease in Ty-Breakers' sales of $84,136 (97%) attributable to the decrease in custom sales during the third quarter of 2000 (i.e. sales for which customers have contracted with Ty-Breakers for customized products) and a slight increase in Extreme Tease sales. During the current quarter an increase in interest income approximately offset a decrease in other income recorded in the same quarter in the previous year. Ty-Breakers will continue to focus on custom sales while attempting to systematically increase its marketing efforts directed at retail stores and catalog companies. The cost of sales percentage for the third quarter of 2000 was 41.4% and the gross profit percentage was 58.6%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses increased by $28,051 (50%) during the third quarter of 2000 compared to the same period in the previous year. This increase is attributable to the Company's increased marketing and due diligence expenses (legal & travel) during the third quarter of 2000.

The Company experienced a net loss of $79,615 for the third quarter of 2000 as compared to a net loss of $21,791 during the same period in the previous fiscal year. This increase in the Company's loss of $57,824 (265%) is primarily attributable to the decrease in custom sales during the quarter and the increases in selling, general and administrative expenses mentioned above.

The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to hire additional personnel to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which was previously expected to be met in fiscal year 2000, but now - because of the Company's poor results for the current quarter - is not likely to be achieved until fiscal year 2001. Management believes that a profitable level of Ty-Breakers' sales can be attained in its custom business in the present low overhead environment but that consistent sales results will only be attained after Ty-Breakers recruits additional employees to focus exclusively on recruiting independent sales representatives to sell Ty-Breakers' products to retail stores. Additional revenue should accrue to the Company from increasing its internet and other marketing efforts and from the Du Pont license agreement - should it be finalized. The proceeds which the Company has received from the

Private Placement will assist the Company in its marketing efforts and acquisition objectives.

No significant increases in capital expenditures occurred during the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 vs.
NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company experienced an increase in net revenue of $34,883 (29%) for the first nine months of 2000 as compared to the same period in the previous year. This revenue increase resulted primarily from the $39,589 (37%) increase in Ty-Breakers' sales for the nine-month period - the majority of which were custom sales which occurred in the first two quarters of 2000 - net of a $4,706 decrease in other components of revenue. The cost of sales percentage for the first nine months of 1999 was 51.1 % and the gross profit percentage was 48.9%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses decreased by $389,943 (61.2%) during the first nine months of 2000 compared to the same period in the previous year. This decrease is primarily attributable to the non-recurring $500,000 non-cash compensation expense incurred by the Company during the first quarter of 1999 to account for the fair market value of the Options granted to the Consultants. Excluding this non-cash charge, SG&A actually increased by $110,057 (80.1%) during the first nine months of 2000 as compared to the same period in the previous year. This increase is attributable to the Company's increased salary, marketing and due diligence expenses (legal & travel) during the first nine months of 2000.

The Company experienced a net loss of $167,928 for the first nine months of 2000 as compared to a net loss of $582,655 during the same period in the previous fiscal year. This decrease of $414,727 (71.2%) is primarily attributable to the non-recurring $500,000 non-cash compensation expense referred to above. Excluding this non-cash charge, the Company's loss for the first nine months of 2000 actually increased by $85,273 (103%) as compared to the same period in the previous year. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to hire additional personnel to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which was previously expected to be met in fiscal year 2000, but because of the Company's poor results during the third quarter of 2000 - is not likely to be achieved until fiscal year 2001. Management believes that a profitable level of Ty-Breakers' sales can be attained in its custom business in the present low overhead environment but that consistent sales results will only be attained after Ty-Breakers recruits additional employees to focus exclusively on recruiting independent sales representatives to sell Ty-Breakers' products to retail stores. Additional revenue should accrue to the Company from increasing its internet and other marketing efforts and from the Du Pont license agreement - should it be finalized. The proceeds which the Company has received from the Private Placement will assist the Company in its marketing efforts and acquisition objectives.

No significant increases in capital expenditures occurred during the first nine months of 2000. Prepaid expenses increased significantly during the nine month period ended September 30, 2000 due to prepaid trade show expenses, legal retainers, travel advances, and fees associated with the Private Placement.

Liquidity And Capital Resources:

The Company experienced negative cash flow from operations during the first nine months of 2000 primarily due to its operating loss during the period as well as to increased investments in inventory and prepaid expenses. Decreases in accounts payable and accrued expenses during the period also contributed to the negative cash flow. At September 30, 2000 the Company had working capital of $480,395 as compared to working capital of $333,505 at December 31, 1999. This increase of $146,890 (44%)
is primarily attributable to the proceeds received by the Company from the Private Placement net of (a) the Company's loss during the period, and (b) the increase in prepaid assets. Approximately 10% of current assets are invested in inventory, 70% is held in cash and the balance invested in prepaid expenses.

Management plans to continue its ongoing efforts to pursue Ty-Breakers' sales and marketing plan directed at aggressively marketing its products (both Tyvek and Kensel apparel and Extreme Tease products) to retailers while concurrently marketing its custom printed Tyvek products into the (premium and incentive) Custom Market. Efforts to recruit additional qualified independent sales representatives to sell Ty-Breakers' products are being accelerated. Negotiations with Du Pont are ongoing with respect to the proposed agreement under which Du Pont would license the rights to Ty-Breakers' patent for the Kensel fabric material. While no assurances can be given at this time, management believes that its efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable during fiscal year 2001. Projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2001 It is essential for Ty-Breakers to increase its level of sales in order to allow continued operations. Management is currently pursuing the purchase of a business and certain assets. Other parties are also competing with Alfa for this business. No assurances can be given at this time as to whether Alfa will be successful or not in its attempt to consummate this transaction. Should Alfa be successful however, it will be necessary for Alfa to supply significant working capital to the acquired business.

During the third quarter of 2000, the Company sold 555,750 shares of its Common Stock and received net proceeds totaling $277,875 after payment of placement fees of an equal amount as a result of the sale of 27.7875 Units in the Private Placement.


Forward Looking Statements

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the success or failure of Alfa's current attempt to purchase a business and certain assets; the acceptance in the marketplace of Ty-Breakers's planned ExtremeTease product line; the growth of the market for the Ty-Breakers's products; the consummation of the license agreement with Du Pont; the ability of Ty-Breakers to continue to secure custom orders; the ultimate decision by Alfa whether or not to invest in an internet related business or the success of Ty-Breakers's various domestic and international marketing initiatives.


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

Based on assessments made in fiscal years 1997 and 1998, the Company updated all versions of operating and financial & accounting software to be Year 2000 compliant so that all of its systems recognize and utilize dates beyond December 31, 1999 properly. The Company believes that the modifications and conversions it has completed will allow it to mitigate any problems associated with the Year 2000 issue.

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

During the third quarter of 2000, the Company sold and will subsequently issue 555,750 shares of its Common Stock. The Company received proceeds totaling $277,875 net of placement fees of an equal amount as a result of the sale of 27.7875 Units in the Private Placement which commenced on August 4, 2000. The Company has engaged the services of Continental as placement manager for the Private Placement and has agreed to pay Continental the fees as indicated above.


ITEM 5: Other Information:



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


______________

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



DATED: November 20, 2000         ALFA INTERNATIONAL CORP.
                                (Registrant)


                                By:   /s/ Frank J. Drohan
                                   -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      And Chief Financial Officer