Form 10KSB
period 2000-12-31
ALFA INTERNATIONAL CORP
filed 2001-04-12
CIK 820600

                        FORM 10-KSB
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000
                          _________________
Commission File Number 0-17264
                       _______

                    ALFA INTERNATIONAL CORP.
                  ___________________________
      (Exact name of registrant as specified in its charter)



NEW JERSEY                                       22-2216835
__________                                       __________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification
                                               Number)


       107 Industrial Drive, Jersey City, New Jersey 07305
      _____________________________________________________
               (Address of Principal Executive Offices)


Registrant's telephone number, including area code:(201) 332-2200
                                                   ______________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, $. O1 par value
              ______________________________
                  (Title of Class)



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


The registrant's total revenue for the fiscal year ended December
31, 2000 was $178,715.


The aggregate market value of the 3,875,799 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on April 4, 2001 was $244,175. (SEE: "Market for Common Equity and Related Stockholder Matters").


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  [x] Yes     [  ] No


As of April 4, 2001 the Company had outstanding 9,023,648 shares of common stock, par value $.01 per share ("Common Stock")


The Index to Exhibits appears on page 22.


            DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual
Report on Form 10-KSB for the Fiscal Year Ended December 31,
1999, Part III -Exhibits.

               ALFA INTERNATIONAL CORP.
        Table of Contents to Annual Report on Form 10-KSB
             Year Ended December 31, 2000

                                                          Page
                                                          ____

                         Part I

Item 1.         Description of Business                     4

Item 2.         Description of Property                     8

Item 3          Legal Proceedings                           8

Item 4.         Submission of Matters to a Vote
                of Security Holders                         8

                         Part II

Item 5.         Market for Common Equity and
                Related Stockholder Matters                 9

Item 6.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                              10

Item 7.         Financial Statements                       17

Item 8.         Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                       18

                         Part III

Item 9.         Directors, Executive Officers and
                Control Persons; Compliance with
                Section 16(a) of the Exchange Act          18

Item 10.        Executive Compensation                     19

Item 11.        Security Ownership of Certain Beneficial
                Owners and Management                      20

Item 12.        Certain Relationships and Related
                Transactions                               21

Item 13.        Exhibits and Reports on Form 8-K           22

                          PART I

Item 1.     Description of Business
Introduction
____________

     Alfa International Corp. ("Alfa") is a holding company, which conducts substantially all of its operations through its wholly owned subsidiary Ty-Breakers Corp., a New York corporation ("Ty-Breakers"). Alfa and Ty-Breakers are collectively referred to herein as the "Company". Alfa was incorporated in New Jersey in 1978. In December 1992, Alfa filed for bankruptcy protection and subsequently was re-organized and discharged from bankruptcy proceedings in August 1996. In January 1997 Alfa acquired Ty-Breakers which is engaged in the business of manufacturing and marketing apparel products, mostly jackets, and accessories made from Tyvek and Kensel. Tyvek is a paper-like material produced and sold by E.I. Du Pont de Nemours & Company ("Du Pont"). Tyvek is a registered trademark of Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. In December 2000 Du Pont licensed from Ty-Breakers the rights to the patent on Kensel as well as the rights to the Kensel trademark. During 1999 the Company received proceeds of $525,000 from the exercise of options held by consultants to the Company and during 2000 Alfa received net proceeds of $631,475 from the sale of its securities in private placements to investors. Alfa used the proceeds from the foregoing to fund operations, pay debt, implement the Ty-Breakers' sales and marketing plan and to make advances totaling $18,875 to Medical Freedom Corp, a Delaware corporation ("MFI"). MFI is controlled by the Company's president Frank J. Drohan and is an early development stage company in which Alfa plans to make an investment. Ty-Breakers markets its products into the premium and incentive market and also markets jackets and other apparel made from Tyvek and Kensel material to retail stores and catalog companies and directly to consumers from its website www.ty-breakers.com. Ty-Breakers has developed a line of T-shirts and gift items bearing its proprietary art images and has begun marketing them under the brand name "Extreme Tease". (See:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

     The Company's executive offices and warehouse are located at 107 Industrial Drive, Jersey City, New Jersey 07305 and its telephone number is 201-332-2200.

Ty-Breakers - Tyvek and Kensel Apparel; Extreme Tease Gift Items:
___________   ___________________________________________________

Manufacture and Distribution:

     Ty-Breakers markets Tyvek and Kensel apparel as promotional products (the "Custom Business") for major national commercial enterprises, sporting events and athletic associations. The custom printed apparel is used as promotional, advertising and marketing items by these organizations. As part of its Custom Business, Ty-Breakers also custom manufacturers Tyvek and Kensel apparel for fashion designers who sell such products through their own or others' retail outlets. Ty-Breakers also markets Tyvek and Kensel apparel bearing Ty-Breakers' proprietary or licensed images and a line of gift items under the Extreme Tease label to retail stores and catalog companies (the "Retailer Business").

     Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. From the Company's perspective, the most important characteristic of Tyvek is its reproductive print quality. Kensel is the trade name used to identify the patented fabric material, which is a proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton or other material to Tyvek. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000, Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material.

     Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont. Ty-Breakers may purchase Kensel fabric material for its Ty-Breakers' products from Du Pont or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may continue to utilize Kensel material in its own products but may no longer sell bulk quantities of the Kensel fabric material to others. Du Pont will however pay a royalty to Ty-Breakers on all sales of

Kensel fabric to others.

     Ty-Breakers has its Tyvek, Kensel and Extreme Tease products manufactured and printed by unaffiliated third parties in the United States and Asia. Ty-Breakers imports the majority of its Extreme Tease line of gift items from unaffiliated third party manufacturers in Asia.

     In its Custom Business, Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other custom Tyvek products include hats, bags, aprons and banners. Ty-Breakers has also, on a custom basis, manufactured and sold jackets, shirts, bags, dresses and other products made from Tyvek and Kensel to various fashion designers. Customers who have purchased custom Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as sponsors of sporting and special events and fashion designers.

     In addition to its Custom Business, Ty-Breakers markets its Tyvek and Kensel apparel and its Extreme Tease line of gift items to retail stores and catalog companies nationwide for ultimate purchase by consumers. Ty-Breakers also sells its Tyvek and Kensel apparel directly to consumers via its Internet website www.ty-breakers.com and intends to market its Extreme Tease line of gift items directly to consumers via its website www.extremetease.com.

     Sales of custom Tyvek and Kensel apparel are not made through any long-term contracts and tend to be cyclical. Ty-Breakers has received several repeat orders from its promotional customers in the Custom Business based, it believes, on the high reproductive quality of its Tyvek products. Because of the nature of the promotional business however, Custom sales tend not to be repeat orders. Sales of Tyvek, Kensel and Extreme Tease products to retail stores are also not made through any long term contracts, but in contrast to the Custom Business, these sales tend to repeat depending upon the ultimate sell through factor at the retail store or catalog level.

     Tyvek and Kensel products for Ty-Breakers' promotional Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories of Tyvek and Kensel jackets and Extreme Tease products are maintained for its Retailer Business (i.e. retail stores, catalog companies and websites) and Ty-Breakers' investment in inventory is expected to grow relative to sales growth in its Retailer Business. A reserve for slow moving Tyvek & Kensel jacket inventory has been established and the Ty-Breakers marketing plan is particularly directed at increasing sales (and therefore inventory levels) in its Retailer Business.


Production:

     The artwork and design for the Tyvek and Kensel apparel and for the Extreme Tease apparel and gift items is done by Ty-Breakers through independent artists. In the Custom Business the design of the products and client's logos and images are usually coordinated with the client's advertising personnel. In the Retailer Business, Ty-Breakers either licenses a design or contracts with independent artists to create the artwork for Ty-Breakers' proprietary concepts. All copyrights to all artwork in the Retailer Business (except for licensed designs) are the property of Ty-Breakers. (See: `Patents, Copyrights and Trademarks").

     Ty-Breakers does not own or directly operate any manufacturing or production facilities. Ty-Breakers contracts with manufacturers, printers, laminators and cut & sew contractors in the U.S. and Asia to manufacture its Tyvek, Kensel and Extreme Tease products.

Marketing:

     In the Custom Business Ty-Breakers markets its products through industry trade shows, advertising, its website and referrals from Du Pont. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call
Du Pont seeking Tyvek apparel.

     Ty-Breakers markets its Tyvek and Kensel jackets and Extreme
Tease product line to retail stores and catalog companies through advertising, industry trade shows, direct mail marketing and sales representatives. The Ty-Breakers marketing plan is particularly directed at increasing sales of Extreme Tease products to retail outlets.

     Ty-Breakers is continuing its ongoing efforts to secure additional sales representatives throughout the U.S. for its Extreme Tease gift line. In house employees and sales representatives attend trade shows and do direct selling to retail and promotional accounts. Ty-Breakers intends to continue its direct mail marketing to the 140,000 retailers which received its Tyvek & Kensel catalog, to do a direct mail campaign to retailers for its Extreme Tease product line, to purchase print advertising, to attend trade shows and to engage the services of additional outside sales representatives to call on accounts. Consumers may visit www.ty-breakers.com where they may view the full color catalog of Tyvek & Kensel apparel and make secure credit card purchases. During fiscal 2001 the Company plans to launch www.extremetease.com where consumers may view and purchase any item in the Extreme Tease product line.

Competition:

     Several U.S. companies sell Tyvek garments made from a disposable grade of Tyvek for use in the chemical, medical, waste management and painting industries. Ty-Breakers does not compete in the disposable market and these companies are not therefore competitors. The Company is aware of only two other competitor companies in the U.S, which sell imprinted Tyvek apparel and at least two other non-U.S. companies. Many companies compete with the Extreme Tease line of Tee shirts and gift items but no such competitor has the Extreme Tease proprietary artwork. The Company believes that its Tyvek apparel competitors generally restrict themselves to the promotional Custom Business and avoid the Retailer Business and its associated inventory and marketing investments. Ty-Breakers believes that no competitor is marketing Tyvek apparel with proprietary designs on the scale of that of Ty-Breakers. Moreover the Company is certain that, other than Du Pont, no U.S. company is marketing Kensel apparel, for which Ty-Breakers holds the U.S. patent which it has licensed to Du Pont, nor is any competitor marketing Tee shirts or gift items bearing the Extreme Tease images, on which Ty-Breakers owns the copyrights. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also directly and indirectly in competition with other consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than the Company.

Patents, Copyrights and Trademarks

     Other than for the licensed designs in its Retailer Business, Ty-Breakers is not dependent upon any patent, trademark or proprietary right of another with respect to designs in its Tyvek or Kensel apparel business. Ty-Breakers, under agreements with its outside artists, owns the copyrights to all art (exclusive of any licensed designs) produced for Ty-Breakers. The loss of any agreement covering licensed designs would not have a material adverse effect on Ty-Breakers. Ty-Breakers intends to pursue additional license agreements, as it believes its products are well suited for licensed apparel. Ty-Breakers owns the copyrights on all designs incorporated into its Extreme Tease line of Tee shirts and gift items.

     Ty-Breakers is the owner (by assignment) of U.S. Patent number 5,150,660 (the "Patent") which covers a "fabric material and clothing apparel and apparel accessories made therefrom". The Patent is for the material that Ty-Breakers markets under the name Kensel. The Kensel material is made by laminating a poly-cotton or other material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. It is the Company's view that jackets made from Kensel retain all the advantages of Tyvek while eliminating the only significant objection to Tyvek - i.e. its paper-like feel. Ty-Breakers' exclusive right under the Patent to manufacture and sell Kensel products in the U.S. runs until the year 2009. An application to register the trademark "Kensel" is pending before the U.S. Office of Trademarks. The failure of any trademark to issue, in the Company's opinion, will not materially or adversely affect the Company's operations.

     In December 2000, Ty-Breakers entered into a Patent License Agreement with Du Pont whereby Ty-Breakers granted Du Pont the exclusive license to manufacture and sell products covered by the Patent and Du Pont agreed to pay royalties to Ty-Breakers on its sales of Kensel material. Subject to its issuance, Ty-Breakers also granted Du Pont a license to use the Kensel trademark.

Governmental Regulation

     The Company does not require any governmental approval of its products nor does the Company anticipate any negative effects on its business from any existing or probable governmental regulations. The Company has no expenses or costs associated with compliance with any local, state or federal environmental laws.

Employees

     The Company presently has three employees, two of whom are officers and directors of the Company. The President and Secretary serve as the sole officers and directors of Alfa and of Alfa's wholly owned subsidiary Ty-Breakers Corp. Alfa has employment agreements with its two officers. Ty-Breakers plans to recruit a nationwide sales representative force to sell its Extreme Tease products to retail stores. (See "Executive Compensation" and "Directors and Executive Officers of the Registrant").

Item 2.     Description of Property

     Alfa and Ty-Breakers maintain their corporate offices to 107
Industrial Drive, Jersey City, N.J. 07305. The premises, along with warehouse space, are leased by Ty-Breakers on a month to month basis from an unaffiliated third party.


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

     The following table sets forth the range of the high and low bid prices for the Common Stock for the eight quarters within the last two fiscal years as reported by NASDAQ Trading & Market Services, Washington, DC 20006-1500. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                      Common Stock

Quarter Ended                  High                 Low
_____________                  ____                 ___

3/31/99                        0.25                 0.25
6/30/99                        0.60                 0.13
9/30/99                        1.22                 0.13
12/31/99                       1.75                 1.20

3/31/00                        1.53                 1.31
6/30/00                        1.56                 0.06
9/30/00                        0.75                 0.06
12/31/00                       0.44                 0.07



     At December 31, 2000 the Company had 8,907,148 shares of its Common Stock issued and outstanding and there were 1,825 holders of record of such Common Stock. At December 31, 2000 and as of the date hereof, the Company had no shares of its preferred stock issued or outstanding.

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

     The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New
York, New York 10004.


Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The financial statements at the end of fiscal years 1999 and 2000 have been audited by the Company's independent certified public accountants.

     All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. Ty-Breakers manufactures, imports and markets (i) apparel made primarily from Tyvek and/or Kensel, and (ii) a line of tee shirts and gift items. Ty-Breakers markets to corporate end users, retail stores & catalog companies and to consumers as follows:

     (1) imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to corporate end users (the "Custom Business"). These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets.

     (2) a line of gift items (tee shirts, sweat shirts, coffee mugs, mousepads, magnets, notepads, framed & unframed artwork, and baskets) to retail stores and catalog companies nationwide (the "Retailer Business"). The gift items are marketed under the Extreme Tease brand and all bear artwork developed by and proprietary to Ty-Breakers (i.e. copyrights to all artwork are owned by Ty-Breakers).

     (3) Tyvek and Kensel jackets to retail stores and catalog companies nationwide (the "Retailer Business"). These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

     (4) Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com (the "Internet Business"). A secure order page on the website allows consumers to use their credit cards with confidence. These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

     Ty-Breakers intends to expand its Internet Business during 2001 with the launch of another website www.extremetease.com from which it plans to sell its Extreme Tease gift items directly to consumers worldwide.

     Tyvek is a registered trademark of the Du Pont Company. While Tyvek is exceptionally strong, water resistant, wind proof and printable, the Company believes that the most important characteristic of Tyvek is its reproductive print quality.
Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton material to Tyvek. Products made from Kensel can also be printed with the color and clarity of a Kodak photograph as Tyvek products can be printed, but they have a more substantial "feel" than products made from Tyvek alone.

     Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000 (See: "Exhibits and Reports on Form 8-K"), Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Ty-Breakers may purchase the Kensel fabric material for its Ty-Breakers' products directly from Du Pont (at discounted prices) or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may manufacture and use Kensel material in its own products but may no longer sell Kensel fabric material to others. Du Pont will however pay a royalty to Ty-Breakers on all such sales of Kensel fabric to others.

     Marketing efforts aimed at selling the Extreme Tease product line - and eventually Tyvek and Kensel apparel - to retail stores and catalog companies will be launched in May 2001. Ty-Breakers concentrated its efforts during 1999 and 2000 on the sale of Tyvek and Kensel products in the Custom Business and on finalizing the Extreme Tease product line and direct mail catalog.

     The Company and two consultants ("Consultants") entered into a consulting agreement dated January 20, 1999 under which the Consultants, among other things, agreed to provide the Company and Ty-Breakers with management consulting services, international marketing services and corporate finance advice and the Company agreed to compensate the Consultants by granting them four sets of stock options covering a total of two million shares ("Options") of the Company's Common Stock. Discussions with and between the consultants have, among other things, led to initial marketing attempts by Ty-Breakers to sell its products in overseas markets, the end of Alfa's involvement with Auto Pilot, Inc., the attempt by Alfa to purchase certain assets and business of a publicaly traded company (which attempt ended unsuccessfully in November 2000), and the pursuit by Alfa of an investment in or acquisition of Medical Freedom Corp. Beginning in June 2000 and continuing through November 2000, Alfa was conducting negotiations and due diligence to acquire certain assets (located in Abu Dhabi in the U.A.E.) and a business of a publicly traded company. Alfa expended significant sums on legal and travel expenses for its due diligence investigation of this business opportunity. The Company's November 2000 bid for the business was not accepted and no further negotiations are being conducted. The Company viewed this attempted acquisition as a bargain priced opportunity in an area and industry in which the Company's president has significant experience.

     As of the date hereof the Consultants have exercised options for 1,200,000 shares of Common Stock, the Company has received proceeds of $525,000, and 800,000 Options from which the Company would receive proceeds of $725,000 remain unexercised. No assurance can be given at this time that such remaining Options will actually be exercised or, if exercised, when such exercise would take place. During the first quarter of fiscal year 1999, the Company incurred a one-time non-cash charge of $500,000 (with an offsetting $500,000 credit to paid in capital) to account for the fair value of the Options at the time of grant.

     During fiscal year 2000, the Company conducted a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its Common Stock with Continental Consulting Corp. ("Continental") acting as the placement manager. The Company paid Continental placement fees equal to fifty percent (50%) of the gross proceeds received from sales of Units to investors introduced to the Company by Continental. Net proceeds (after placement fees) from sales of Units will be used for general working capital requirements and to expand Ty-Breakers' sales and marketing activities for its apparel and gift business segments, and otherwise at the sole discretion of management. Depending on future events such other possible uses could include: (i) acquiring and/or developing new product lines to complement Ty-Breakers' core apparel and gift lines, (ii) an investment in, or acquisition of, Medical Freedom Corp., or (iii) examining other acquisition targets that management believes may be in the best interests of the Company. During fiscal year 2000, the Company sold 1,265,750 shares of its Common Stock and received net proceeds totaling $631,475 after payment of placement fees of an equal amount as a result of the sale of
63.288 Units in the Private Placement.

     The Company moved its and Ty-Breakers operations to their present location in Jersey City, New Jersey in June 1999. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

     Ty-Breakers intends to recruit additional independent sales representatives and assemble a national force to sell its Extreme Tease line and later its Tyvek and Kensel apparel to retail stores and catalog companies. Product mix and pricing changes were made to the ExtremeTease line after it was tested at trade shows in Dallas and Chicago during January and February 2000. Ty-Breakers plans to develop new customers such as those developed from its Tyvek catalog mailing to 140,000 retail stores and catalog companies. Attendance at trade shows, print advertising, additional sales representatives and a worldwide web presence for both Ty-Breakers and Extreme Tease will supplement the Company's marketing efforts. Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel and Extreme Tease gift items by acquiring and/or developing new lines.

     Alfa plans to make an investment in Medical Freedom Corp.
(See: "Certain Relationships and Related Transactions").


Results of Operations:

Fiscal Year Ended December 31, 2000 Compared to
Fiscal Year Ended December 31, 1999

     Net sales increased $33,295 (26%) in 2000 to $164,027 from 1999 levels and other income increased approximately $7,700. Total revenue decreased $6,866 (4 %) however to $178,715 during fiscal year 2000 due to the absence in 2000 of the $47,852 gain on payables settlement in the comparable period in 1999. During 2000 the Company focussed on Custom sales, attempting to close an acquisition and on finalizing its Extreme Tease product line and catalog. Management expects that its marketing efforts will continue to increase sales during fiscal 2001 especially after the new Extreme Tease catalog is mailed and sales reps are recruited. Cost of sales in 2000, (which did not include the $35,853 reserve addition as in 1999, decreased $17,312 to $98,560. The cost of sales percentage in 2000 was 60.1% and the gross profit percentage was 39.9%. Sales in 2000 were primarily in the Custom Business which generally have lower gross profit margins than sales to retailers. The Ty-Breakers marketing plan for 2001 is particularly directed at increasing sales to retailers and thereby increasing gross profit margins. The Company will focus its direct mail efforts on the Retailer Business.

     Selling, general and administrative expenses decreased by $346,399 (45%) during fiscal year 2000 compared to the previous fiscal year. This decrease is attributable to a $500,000 decrease in non-cash compensation expense incurred by the Company during 1999 net of increased legal, consulting & travel expenditures in the third quarter of 2000 to conduct the due diligence examination of a possible acquisition by the Company.

     The Company sustained a net loss in 2000 of $336,077 compared to a net loss of $692,992 in 1999. This decrease of $356,915 (52%) is attributable to the absence of the 1999 $500,000 non-cash compensation expense net of the additional due diligence expenditures referred to above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company needs to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which was previously expected to be met in fiscal year 2000, but because of the Company's poor results in the last two quarters of 2000 - is now expected to be attained in fiscal year 2001. Management believes that a profitable level of Ty-Breakers' sales can be attained in its Custom Business in the present low overhead environment but that consistent sales results will only be attained after Ty-Breakers begins its direct mail campaign (scheduled for May 2001) and recruits additional employees (which it has begun) to focus exclusively on recruiting independent sales representatives to sell Ty-Breakers' products to retail stores. Additional royalty revenue should accrue to Ty-Breakers in 2002 and thereafter from the Du Pont licensing agreement. The proceeds received from the exercise of Options during 1999 and from the sale of shares of its common stock in the Private Placement in 2000 will assist the Company in pursuing its marketing objectives.

     During fiscal year 2001, Ty-Breakers plans to mail its Extreme Tease catalog to thousands of prospective customers and plans to recruit a nationwide independent sales representative force to sell the Extreme Tease line to retailers including: gift shops, catalog companies, department stores and mass merchants. Ty-Breakers has hired an additional inside sales coordinater for this effort. Ty-Breakers plans to subsequently utilize this sales rep force to sell Tyvek and Kensel apparel to the same retailers.

     Approximately $7,000 was expended in 2000 for computer hardware and software upgrades. No other significant capital expenditures were incurred.

     Inventories increased $1,728 in 2000 compared to the same period in 1999 with finished goods representing Extreme Tease products increasing approximately $20,000. The Company also made use of offshore manufacturers in China & Hong Kong for some of its Tyvek & Kensel inventory requirements. The majority of inventory at December 2000 is for the Retailer Business consisting of raw material (mostly printed Tyvek sheets) and finished goods (Extreme Tease gift items). Inventory commitments for the Extreme Tease line will closely track sales of the new line.

Results of Operations:

Fiscal Year Ended December 31, 1999 Compared to
Fiscal Year Ended December 31, 1998

     Total revenue was $185,581 during fiscal year 1999 compared to $101,989 for fiscal year 1998. This increase of $83,592 (82%) was principally due to an increase in Tyvek and Kensel sales of approximately $59,151 and other income of approximately $24,000. During 1999 sales suffered as the Company focussed on reducing expenses, conserving cash and moving its offices. In July 1999 the Company moved its operations to their present location resulting in annual leasehold savings of approximately $40,000. Because it lacked sufficient resources at the time to fund its marketing budget the Company focussed almost exclusively on the Custom Business during 1999. The sales results - which were mainly from the Custom Business - were disappointing. During 1999 the Company completed product development efforts on a line of Tee shirts and gift items it intends to market under the brand name "Extreme Tease". The Extreme Tease line was tested at industry trade shows in January and February 2000 and subsequently product mix and pricing changes were made. Management expects that sales of this line will increase during fiscal year 2001 after the new Extreme Tease catalog is mailed to prospective customers and sales representatives for the line are secured. The Company is considering further follow-on mailings to the 140,000 retail stores and catalog companies targeted by Ty-Breakers in 1997. Cost of sales in 1999, which included a $35,853 addition to the inventory obsolescence reserve, increased $43,404 to $115,872. Sales in the Custom Business generally have a lower gross profit margin than sales to retailers.

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

     Ty-Breakers tested its new Extreme Tease line at trade shows in early 2000 and during fiscal year 2001 plans to execute a direct mail campaign to prospective customers as well as to recruit a nationwide independent sales representative force to sell the Extreme Tease line to retailers including: gift shops, catalog companies, department stores and mass merchants. Sometime thereafter, Ty-Breakers plans to utilize this sales rep force to sell Tyvek and Kensel apparel to the same retailers.

     Approximately $1,850 was expended in 1999 for computer hardware and software. No other significant capital expenditures were incurred and the Company wrote off its negligible remaining amount of un-ammortized leasehold improvements on its former facility.

     Inventories decreased $18,367 in 1999 compared to the same period in 1998. This decrease is a result of the addition of $35,853 to the inventory reserve account net of purchases associated with sales in the Custom Business. The Company also made use of offshore manufacturers in China & Hong Kong for some of its inventory requirements. The majority of inventory at December 1999 represents raw material & printed Tyvek sheets. As of the date hereof the Company has purchased additional finished goods inventory for its Extreme Tease line of gift items. Inventory commitments for the Extreme Tease line will closely track sales of the new line.

Liquidity and Capital Resources
_______________________________

     The Company has experienced negative cash flows from operating activities during the past two fiscal years primarily due to operating losses and non-cash compensation expenses to consultants in 1999. The Company's operating loss during 2000 includes charges totaling approximately $100,000 (covering consulting fees, legal fees and travel expenses) associated with investigating a potential acquisition in the United Arab Emirates which did not materialize.

     At December 31, 2000 the Company had working capital of $589,554 as compared to working capital of $333,505 at December 31, 1999. This increase of $256,049 (77%) is primarily attributable to the proceeds received by the Company from the Private Placement net of (a) the Company's loss during the period, (b) the advances to MFC, and (c) the $37,500 due from the Placement Agent. Approximately 90% of current assets are held in cash.

     Management plans to continue its ongoing efforts to pursue Ty-Breakers' sales and marketing plan directed at aggressively marketing its products (both Tyvek and Kensel apparel and Extreme Tease products) to the Retailer Market while concurrently marketing its custom printed Tyvek products into the (premium and incentive) Custom Market. Efforts to recruit additional qualified independent sales representatives to sell Ty-Breakers' products are being accelerated. Negotiations with Du Pont culminated in the December 2000 signing of the agreement under which Du Pont licensed the rights to Ty-Breakers' patent for the Kensel fabric material. While no assurances can be given at this time, management believes that its efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable during fiscal year 2001. Projected revenue and associated sales and marketing expenses are expected to increase in fiscal 2001 It is essential for Ty-Breakers to increase its level of sales in order to allow continued operations. In November 2000 management made an unsuccessful bid for the purchase of a business and certain assets in Abu Dhabi in the United Arab Emirates and has since abandoned that effort.

     During fiscal year 2000, the Company sold 1,265,750 shares of its Common Stock and received net proceeds totaling $631,475 after payment of placement fees of an equal amount as a result of the sale of 63.288 Units in the Private Placement.

     The Company has to a great extent relied on the net proceeds from the exercise of Options and from private placements of its common stock to fund its operations during the last two years. As of the date hereof the Company has no debt. The Company's cost containment moves, increased activity in custom Tyvek sales, upcoming direct mail campaign for its Extreme Tease line, exercise of stock options by consultants to the Company, proceeds from its recent Private Placement, and the Du Pont Patent License Agreement have, in management's opinion, positioned the Company to attain profitability in fiscal year 2001.

     Ty-Breakers plans to market its new Extreme Tease line as well as its Tyvek and Kensel apparel to retailers in an effort to increase sales revenue and attain higher gross profit margins than it has historically attained in its Custom Business.

     While no assurances can be given at this time, management believes that its marketing efforts will successfully increase Ty-Breakers' sales and turn the Company profitable in 2001 - a goal previously believed attainable in 2000. Net sales in 2000 were greater than 1999 but still insufficient to attain profitability. In order to achieve increased sales levels, the Company must succeed in recruiting a nationwide sales representative force for its Extreme Tease product line and must implement its planned direct mail marketing efforts.

Impact of Inflation
___________________

     The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company

Import Operations
_________________

     During the past fiscal year the Company has increased its reliance on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel and some of its Extreme Tease gift items. This has had a generally beneficial effect since the Company has noticed decreased production costs, consistent quality and a greater competitiveness for its products.

Forward Looking Statements
__________________________

     Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's Extreme Tease product line, the growth of the market for the Company's products, the ability of Ty-Breakers to continue to secure custom orders, the maintenance by the U.S. Government of China's most-favored-nation trade status, the success of Alfa's investment in Medical Freedom Corp. or the success of Ty-Breaker's various marketing initiatives.

Year 2000 Compliance
____________________

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

             None

                         PART III

Item 9.     Directors, Executive Officers and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.

     The present Directors and Executive Officers of the Company are as follows:
Name                    Age         Position
____                    ___         ________


Frank J. Drohan         56          Chairman of the Board of
                                    Directors, President, Chief
                                    Executive & Financial Officer

Charles P. Kuczynski    47          Vice-President, Secretary and
                                    Director


     Frank J. Drohan has served as a Director, Chairman of the Board and Chief Executive Officer of the Company since 1991 and as Secretary and sole director of the Company from October 30, 1993 until February 15, 1996. Until January 23, 1997 (the "Merger Date") Mr. Drohan was also Chairman of the Board and President of Ty-Breakers (NY) Corp. ("TYNY"), a privately held New York company. TYNY (now Ty-Breakers Corp.) was acquired by the Company on January 23, 1997 and is engaged in the business of manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel. Mr. Drohan also serves as President of the Company's wholly owned subsidiary Ty-Breakers Corp. Mr. Drohan also serves as President of Medical Freedom Corp., an internet related financial services company to which the Company has made advances and in which the Company intends to make an investment.

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

Item 10.     Executive Compensation

The following table sets forth information relating to the ggregate cash compensation received by the then current Executive Officers of Alfa for services in all capacities during the calendar year ended December 31, 1999 for (i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of Alfa as a group.

Name of individual     Capacities in               Cash
or number in group     which served                Compensation

Frank J Drohan         Chairman of Board           $ 131,250
                       of Directors, President,
                       Chief Executive

All Executive Officers
as a group (2 persons)                             $ 179,583
______________________________________________________________
(1) After reasonable inquiry, the Company has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.


Employment Agreements

     The Company presently has employment agreements with two employees.

     Frank J. Drohan and Charles P. Kuczynski are each parties to
5-year employment agreements dated August 1, 1997 with the Company.

     Mr. Drohan's employment agreement provides for an annual salary of $100,000, increases based on the consumer price index, a bonus based on net profits of the Company, options on 50,000 shares of Common Stock at $1.00 per share during each year of the 5 years of the employment term and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

     Mr. Kuczynski's employment agreement provides for an annual salary of $55,000, increases based on the consumer price index, a bonus based on gross sales of Ty-Breakers and options on 25,000 shares of Common Stock at $1.00 per share during each year of the 5 years of the employment term.

Employment Benefits

     The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 2000 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 2001.

Stock Options

     On December 28, 1987, Alfa adopted a Stock Option Plan. The purpose of the Stock Option Plan was to attract and retain qualified managers, employees and consultants, and to encourage such managers, employees and consultants to enhance operations and increase the profitability of the Company. The Stock Option Plan provided for the granting of options to purchase up to 750,000 shares of the Company's Common Stock, some or all of which options may be incentive stock options within the meaning the Internal Revenue Code of 1986, as amended (the "Code"). The Stock Option Plan and authority to grant options thereunder terminated on December 27, 1997.

     As of December 31, 2000 there were no incentive stock options outstanding under the Stock Option Plan and there were 375,000 non-qualified options issued and outstanding as follows:


Name                    No. of options  Option Price      Date of
                                                          Grant

Frank J. Drohan             250,000      $1.00            8/l/97
Charles P. Kuczynski        125,000      $1.00            8/l/97


Item 11.     Security Ownership and Certain Beneficial Owners and
             Management.

     The following table sets forth, as of December 31, 2000, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.


                                     Beneficial           Percent
Name and Address                     Ownership (4)


Frank J. Drohan (1)(3)                1,529,186            17.2 %

Charles P. Kuczynski(l)(3)               42,163             0.5 %

Robert F. Peacock (2)                 3,050,000            34.2 %

All officers and Directors as a       1,571,349            17.7 %
Group of 2 Persons
_________________________________________________________________

(1) The address for each of these individuals is c/o the Company and each is an officer and director of the Company.

(2) The address for Mr. Peacock is c/o the Company.
(3) Does not include Mr. Drohan's 250,000 stock options or Mr.
Kuczynski's 125,000 stock options granted under their respective employment agreements. All such options are exercisable at $1.00 per share.

(4) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable

Item 12.     Certain Relationships and Related Transactions

     Proposed Transaction
     ____________________

     The Company has held discussions with Medical Freedom Corp., a Delaware corporation ("MFC") which is an early development stage Internet based company controlled by Frank J. Drohan, President of the Company, regarding a minority investment in MFC by Alfa. As of December 31, 2000 the Company had made advances totaling $18,875 to MFC and intends to make an investment in MFC during 2001. Any future acquisition of MFC by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote.

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

***Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Report on Form 8-K dated
   January 27, 1997.

(b)   Reports on Form 8-K

      Report on Form 8-K dated January 22, 2001


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



Dated: April 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer and the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.

Name                        Title                       Date

                        Chairman of the Board,
s/ Frank J. Drohan      President and Chief        April 13, 2001
FRANK J. DROHAN         Executive & Financial
                        Officer
27