Form 10QSB
period 2001-03-31
ALFA INTERNATIONAL CORP
filed 2001-05-18
CIK 820600

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2001

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

As of May 15, 2001, the registrant had outstanding 9,006,148 shares of Common Stock, par value $.01 per share.



                         ALFA INTERNATIONAL CORP.
                                 INDEX
                     PART I - FINANCIAL INFORMATION


ITEM 1:        FINANCIAL STATEMENTS


             BALANCE SHEETS
             DECEMBER 31, 2000
             MARCH 31, 2001

             STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2000
             THREE MONTHS ENDED MARCH 31, 2001

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,2001

             STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000
             THREE MONTHS ENDED MARCH 31, 2001


             NOTES TO FINANCIAL STATEMENTS


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                      PART II  -  OTHER INFORMATION


ITEM 6:          EXHIBITS AND REPORT ON FORM 8-K











                    ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                 March 31,         December 31,
                                  2001                 2000
                               -----------       --------------
                               (Unaudited)            Note 1
                               -----------       --------------
ASSETS

CURRENT ASSETS

Cash and equivalents                $439,538           $527,066
Accounts receivable                      646                394
Inventory                             40,440             43,025
Prepaid expenses and other
   current assets                     41,932              1,843
Due from affiliate                    50,993             18,875
                                     -------           --------
  Total Current Assets               573,549            591,203
                                    --------           --------

PROPERTY AND EQUIPMENT:

Office & Computer Equipment           46,259             44,757
Furniture & Fixtures                  27,604             27,604
                                      ------             ------
                                      73,863             72,361
Less:
 Accumulated depreciation            (58,058)           (56,558)
                                     -------            -------
                                      15,805             15,803
                                    --------            -------
Other Assets:
 Due from Placement Agent             57,875             37,500
 Security Deposit                        -                1,500
                                    --------            -------

Total Assets                        $647,229           $646,006
                                    ========           ========






LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES:

Accounts payable                    $    -           $     -
Accrued expenses and
 other current liabilities               -                1,649
                                    --------            -------
    Total Current Liabilities            -                1,649
                                    --------             -------
STOCKHOLDERS' EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued -  9,006,148 shares at
3/31/01 and 8,907,148 shares
at 12/31/00                           90,061             89,071
Capital in excess of par value     5,849,031          5,800,521
Retained earnings (deficit)       (5,291,863)        (5,245,235)
                                  -----------        ----------
     Total Stockholders' Equity      647,229            644,357
                                  -----------        ----------

Total Liabilities & Equity          $647,229           $646,006
                                    ========           ========





                           ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           ---------------------------------------
                                       (UNAUDITED)

                                               THREE  MONTHS  ENDED
                                                     MARCH 31,
                                            ---------------------------
                                             2001                   2000
                                            ------                 ------
REVENUES:

Net sales                                  $  7,787                $ 25,931
Interest Income                               4,674                   2,004
Royalty income                               10,000                     -
                                           --------                --------
                                             22,461                  27,935
                                           --------                --------

COSTS AND EXPENSES:

Cost of sales                                 2,352                  13,201
Selling, general and administrative          66,737                  90,386
                                            -------               ---------
                                             69,089                 103,587
                                            -------               ---------
NET LOSS                                   $(46,628)               $(75,652)
                                            =======                 ========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                     8,941,315               7,641,398
                                          =========               =========

NET LOSS PER SHARE                         $ (.01)                $ (.01 )
                                              =====                  =====
</TABLE




                                ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     ----------------------------------------------------------
                                            (UNAUDITED)

                             Common Stock
                        ----------------------            Capital in          Retained
                                        Par               Excess of           Earnings
                         Shares         Value             Par Value           (Deficit)
                        --------        ------            ----------        -----------
Balances at
December 31,
2000                  8,907,148      $ 89,071             $ 5,800,521       $ (5,245,235)

Issuance of Common
Stock for cash           99,000           990                  48,510

Net loss for
the Three
Months ended
March 31, 2001        ---------        ------               ---------       $    (46,628)


Balances At
March 31, 2001        9,006,148      $ 90,061             $ 5,849,031       $ (5,291,863)
                      ---------      --------             -----------        ------------



                               ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ----------------------------------------
                                             (UNAUDITED)
                                                                Three   Months   Ended
                                                                       March 31,
                                                              ---------------------------
                                                               2001           2000
                                                               ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                          $ (46,628)      $ ( 75,652)
         Adjustments to reconcile net loss to net cash
         flows from operating activities:
            Depreciation and amortization                      1,500            3,000
            Changes in operating assets and liabilities:
              Accounts receivable                               (252)           7,921
              Inventories                                      2,585              542
              Prepaid expenses                               (40,089)         (31,085)
              Due from affiliate                             (32,118)             -
              Accounts payable                                   -             19,788
              Other assets                                   (18,875)         (11,123)
              Other Liabilities                                  -              5,749
              Accrued expenses                                (1,649)          (5,301)
                                                            --------         --------
                 Net cash flows from operating activities   (135,526)         (86,161)
                                                            --------         --------

     CASH FLOWS FROM INVESTING ACTIVITIES-
         Acquisitions of property and equipment               (1,502)          (2,153)
                                                             -------           -------

     CASH FLOWS FROM FINANCING ACTIVITIES-
         Proceeds from issuance of common stock               49,500             -
                                                              ------           ------

     NET CHANGE IN CASH AND EQUIVALENTS                     ( 87,528)         (88,314)
                                                            ---------          -------

     CASH AND EQUIVALENTS, BEGINNING OF PERIOD               527,066           284,912
                                                            ---------          --------

     CASH AND EQUIVALENTS, END OF PERIOD                   $ 439,538         $ 196,598
                                                            ========           =======

     SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid (refunded)                                -                -
                                                                ===              ===

     Interest paid                                            $  -             $  -
                                                                ===              ===



NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has one wholly owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in its consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - GOING CONCERN AND LIQUIDITY:

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to increase sales and thereby attain profitable operations. The Company is attempting to increase sales through increased marketing of its new gift product line, recruiting sales representatives, attending trade shows, mailing its new gift catalog to prospective customers and updating and redistributing its existing catalogs for Tyvek and Kensel products. Should the Company be unsuccessful in its attempts to increase sales, the Company may not be able to continue operations.



           ALFA INTERNATIONAL CORP. AND SUBSIDIARY


ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year 2000 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. All other financial statements are unaudited.

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

Tyvek, a synthetic material produced solely by E.I. Du Pont de Nemours & Co. ("Du Pont"), is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. From the Company's perspective, Tyvek's reproductive print quality is its most important characteristic. Kensel is the trade name used to identify the patented fabric material which is the proprietary product of Ty-Breakers. Kensel is made by laminating a poly-cotton material to Tyvek. Products made from Kensel have a more substantial "feel" than products made from Tyvek.

Under a Patent License Agreement executed by Ty-Breakers and
Du Pont in December 2000, Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Ty-Breakers may purchase the Kensel fabric material for its Ty-Breakers' products directly from Du Pont (at discounted prices) or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may manufacture and use Kensel material in its own products but may no longer sell Kensel fabric material to others. Du Pont will however pay a royalty to Ty-Breakers on all its sales of Kensel fabric to others.

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

Tyvek is a registered trademark of Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. In the aforementioned Patent License Agreement, Ty-Breakers also granted Du Pont the right to use the Kensel trademark. Extreme Tease is a brand name used by Ty-Breakers to identify its line of gift items. An application by the Company to register the Kensel trademark is pending before the U.S Office of Trademarks.

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

Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for items associated with sales to retail stores and catalog companies and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets. The marketing campaign aimed at selling the Extreme Tease product line - and eventually Tyvek and Kensel apparel - to retail stores and catalog companies was launched in May 2001 with the mailing of the new Extreme Tease catalog to over 3,000 accounts which collectively own over 10,000 retail stores. Ty-Breakers intends to recruit a nationwide independent sales representative force to sell its Extreme Tease line and later its Tyvek and Kensel apparel to retail stores and catalog companies.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel and Extreme Tease gift items by acquiring and/or developing new lines.

As of 12/31/00 Alfa had made advances totaling $18,875 to Medical Freedom Corp., a Delaware corporation ("MFC"). During the first three months of 2001 Alfa made additional advances to MFC totaling $32,118. As previously disclosed, Alfa intends during 2001 to make a minority investment in MFC which is an early stage Internet based company controlled by Frank J. Drohan, President of the Company. Any future acquisition of MFC by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote.

The Company and Ty-Breakers lease their present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.



RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2001 vs.
THREE MONTHS ENDED MARCH 31,2000


The Company experienced a decrease in revenue of $5,474 for the first quarter of 2001 as compared to the same period in the previous year. This revenue decrease resulted from a decrease compared to the same period in 2000 in Ty-Breakers' sales of $18,144 net of increases of $2,670 in interest income and $10,000 in royalty income generated from the Patent License Agreement with Du Pont.The cost of sales percentage for the first quarter of 2001 was 30.2% and the gross profit percentage was 69.8%.

Selling, general and administrative expenses decreased by $23,649 (26.2%) during the first quarter of 2001 compared to the first quarter of 2000. This decrease is attributable primarily to the Company's decreased administrative and legal expenses during the first quarter of 2001.

The Company experienced a net loss of $46,628 for the first quarter of 2001 as compared to a net loss of $75,652 during the same period in the previous fiscal year. This decrease of $29,024 (38.4%) is primarily attributable to the reduction in administrative and legal expenses mentioned above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability - a goal which is expected to be met during the current fiscal year. Management believes that a profitable level of sales will be attained before the end of the current fiscal year as a result of the Company's on-going marketing efforts as well as its ongoing efforts to recruit additional sales representatives. The proceeds which the Company received from the private placement of its common stock during 2000 has assisted the Company in pursuing these efforts. There was a slight decrease in inventory and a slight increase in capital expenditures during the first quarter of 2001. Advances to affiliate (MFC) increased by $32,118 during the first quarter of 2001 and it is expected that this amount will be converted to an investment in MFC before the end of Fiscal 2001.



LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows during the first quarter of 2001 due to its operating loss, pre-paid expenses, advances to MFC and an increase in the amount due to the Company from the placement agent which conducted the private placement. At March 31, 2001 the Company had working capital of $573,549 as compared to working capital of $589,554 at December 31, 2000. This decrease of $16,005 is primarily attributable to the proceeds received by the Company from the Private Placement net of (a) the Company's loss during the period, (b) the additional advances to MFC, (c) the pre-paid expenses, and (d) the additional $18,875 due from the Placement Agent. Approximately 77% of current assets are held in cash.

In order to increase Ty-Breakers' level of sales, management plans to aggressively market its products (both Tyvek & Kensel apparel and Extreme Tease products) to retail stores while simultaneously marketing its custom printed Tyvek products into the (premium & incentive ) Custom Market. Efforts to recruit independent sales representatives to sell Ty-Breakers' products to retailers are being accelerated. Over 3,000 Extreme Tease catalogs were mailed to retail store owners (representing over 10,000 individual stores) during May 2001. Negotiations with Du Pont culminated in the December 2000 signing of the agreement under which Du Pont licensed the rights to Ty-Breakers' patent for the Kensel fabric material. While no assurances can be given at this time, management believes that such marketing efforts will be successful in increasing Ty-Breakers' sales and turning Ty-Breakers profitable by the end of fiscal year 2001. Revenues (and associated sales & marketing expenses) are projected to increase significantly in fiscal 2001. It is essential for the Company to increase its level of sales in order to allow continued operations.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the acceptance in the marketplace of the Company's Extreme Tease product line, the growth of the market for Ty-Breakers' products, the renewal by Congress of China's most-favored-nation trade status, the success of Medical Freedom Corp. in which Alfa plans to become an investor, or the success of Ty-Breakers' various marketing initiatives.






                 PART II   -   OTHER INFORMATION


ITEM 6.      Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------
3.1              Articles of Incorporation, as amended    *

3.2              By-laws                                  *
________________________
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File No.33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

(b)          Reports on Form 8-K

             None


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: May 18, 2001             ALFA INTERNATIONAL CORP.
                                (Registrant)





                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer