Form 10QSB
period 2001-06-30
ALFA INTERNATIONAL CORP
filed 2001-08-17
CIK 820600

FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2001
                                -------------

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

As of August 14, 2001 the registrant had outstanding 8,988,648 shares of Common Stock, par value $.01 per share.

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        BALANCE SHEETS
        DECEMBER 31, 2000
        JUNE 30, 2001

        STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED JUNE 30, 2000
        THREE MONTHS ENDED JUNE 30, 2001

        SIX MONTHS ENDED JUNE 30, 2000
        SIX MONTHS ENDED JUNE 30, 2001

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        SIX MONTHS ENDED JUNE 30, 2001

        STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 30, 2000
        SIX MONTHS ENDED JUNE 30, 2001


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


              PART II  -  OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

             ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                                      June  30,         December 31,
                                        2001               2000
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 309,692         $ 527,066
Accounts receivable                         108               394
Inventory                                45,128            43,025
Prepaid expenses                        10,927             1,843
Accrued Interest receivable              2,748                -
Due from affiliate                          -             18,875
Note Receivable                          66,625              -
                                       --------          --------
        Total Current Assets            435,228           591,203
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            48,552            44,757
  Furniture & Fixtures                   27,604            27,604
                                       --------          --------
                                         76,156            72,361
  Less:  Accumulated depreciation       (58,808)          (56,558)
                                       --------          --------
                                         17,348            15,803
                                       --------          --------
OTHER ASSETS:
  Due from placement agent                  -              37,500
  Security deposit                          -               1,500
  Investment in Medical Freedom Corp.   100,000                -
                                       --------          --------
                                        100,000            39,000
                                       --------          --------
Total Assets                          $ 552,576         $ 646,006
                                       --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $      -           $     -
Accrued expenses and other current
    liabilities                             496             1,649
                                       ---------         --------
        Total Current Liabilities           496             1,649
                                       ---------         --------

STOCKHOLDERS EQUITY:
Common Stock - $ .01 par value
Authorized - 15,000,000 shares
Issued - 8,988,648 shares at
6/30/01 and 8,907,148 shares
at 12/31/00                           89,886           89,071
Capital in excess of par value        5,840,456         5,800,521
Retained earnings (deficit)          (5,378,262)       (5,245,235)
                                      ---------        -----------

Total Stockholders' Equity           552,080           644,357
                                    ---------        ---------

  Total Liabilities & Equity         $ 552,576         $ 646,006
                                      ---------         ---------


                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           June 30,                          June 30,
                                      -------------------              ----------------
                                      2001          2000          2001          2000
                                      ----          ----          ----          ----
REVENUES:
Net sales                            $    4,636    $  118,069    $   12,423    $  144,000
Interest Income                           5,701         3,021        10,375         5,025
Royalty Income                               -             -         10,000            -
Other income                                 -            134            -            134
                                      ---------     ---------     ---------     ---------
                                         10,337       121,224        32,798       149,159
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             4,030        60,585         6,382        73,786
Selling, general and administrative      92,706        73,299       159,443       163,686
                                      ---------     ---------     ---------     ---------
                                         96,736       133,884       165,825       237,472
                                      ---------     ---------     ---------     ---------

NET LOSS                             $  (86,399)   $  (12,660)   $ (133,027)   $  (88,313)
                                      ---------     ---------     ---------     ---------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                 8,988,648     7,641,398     8,956,231     7,641,398

NET LOSS PER SHARE                    $  (.01)       $   -        $  (.01)      $  (.01)
                                         -----         -----         -----         -----



                         ALFA INTERNATIONAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                                       Common Stock             Capital in        Retained
                              ------------------       Excess of         Earnings
                                         Par           Par Value         (Deficit)
                              Shares       Value       ----------        ---------
                              ------       -----
Balances At
December 31
2000                           8,907,148   $ 89,071    $ 5,800,521       $ (5,245,235)


Issuance of Common
Stock for cash                    81,500        815         39,935

Net loss for
the Six
Months ended
June 30, 2001                                                                (133,027)
                               ---------   ---------    ----------        ------------
Balances At
June 30, 2001                  8,988,648   $ 89,886    $ 5,840,456       $ (5,378,262)
                               ---------   ---------    ----------        ------------



                        ALFA INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                       2001          2000
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (133,027)   $  (88,313)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        2,250         6,000
   Changes in operating assets and liabilities:
    Accounts receivable                                   286       (35,040)
    Inventories                                        (2,103)      (10,892)
    Prepaid Expenses                                   (9,084)         -
    Accrued Interest receivable                        (2,748)         -
    Other current assets                                   -        (60,548)
    Accounts payable                                       -          8,861
    Customer Deposits                                      -          4,205
    Other assets                                        1,500           -
    Accrued expenses, and other liabilities            (1,153)       (5,301)
                                                    ---------     ---------
      Net cash flows from operating activities       (144,079)     (181,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment               (3,795)       (2,358)
  Investment in Medical Freedom Corp.                 (81,125)           -
                                                     ---------     ---------
      Net cash flows from investing activities        (84,920)       (2,358)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               40,750          -
  Note Receivable                                     (29,125)         -
                                                    ---------     ---------
      Net cash flows from financing activities         11,625          -

NET CHANGE IN CASH AND EQUIVALENTS                   (217,374)     (183,386)
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             527,066       284,912
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 309,692     $ 101,526
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                             -             -
                                                    ---------     ---------
Interest paid                                            -             -
                                                    ---------     ---------
Due from affiliate exchanged for
Investment                                            $18,875          -
                                                    ---------     ---------
Due from Placement Agent exchanged for
Note Receivable                                       $37,500          -
                                                    ---------     ----------



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

NOTE 2 - MANAGEMENTS PLANS:

In an effort to obtain profitable operations, the Company will attempt to increase sales by aggressive marketing of Contact's (see Note 4 below) and Ty-Breakers' product lines. The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon, its ability to increase sales and thereby obtain profitable operations.

NOTE 3 - Common Stock:

During the first quarter of fiscal 2001 the Company sold 99,000 shares of its common stock at $1.00 per share and received net proceeds of $49,500. In April of 2001 a total of 17,500 of such shares were returned to the authorized but unissued category.

NOTE 4 - Subsequent Event:

On July 25, 2001 the Company signed a letter of intent to acquire Contact Sports, Inc. ("Contact") as a wholly owned subsidiary of Alfa. The closing of the acquisition of Contact is expected to occur during August 2001. Contact designs, manufactures and markets a unique collection of athletic apparel and tee shirts. Contact is an early stage company which began product sales in May 2001. Contact had unaudited sales of approximately $40,000 through June 2001. The Company plans to conduct a private placement of its common stock and to use the proceeds thereof to, among other things, finance Contact's marketing plans. There can be no assurance that such financing will be available to the Company upon acceptable terms or at all.




              ALFA INTERNATIONAL CORP. AND SUBSIDIARY


ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

All of the Company's operations are conducted through its wholly owned subsidiary, Ty-Breakers Corp. ("Ty-Breakers"). Ty-Breakers is engaged in the business of (1) manufacturing and marketing apparel, mostly jackets, made from Tyvek and Kensel and (2) manufacturing, importing and marketing a line of gift items under the brand "Extreme Tease". Ty-Breakers maintains a website at www.ty-breakers.com for its Tyvek & Kensel apparel and has a website under development at www.extremetease.com for its gift items.

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

Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for items associated with sales to retail stores and catalog companies and Ty-Breakers' investment in inventory is expected to grow relative to its sales growth in this segment. The Ty-Breakers marketing plan is particularly directed at increasing sales to retail outlets. The marketing campaign aimed at selling the Extreme Tease product line - and eventually Tyvek and Kensel apparel - to retail stores and catalog companies was launched in May 2001 with the mailing of the new Extreme Tease catalog to over 3,000 accounts which collectively own over

10,000 retail stores. Sales to date have been less than encouraging and management believes that a field force of sales representatives will be necessary to achieve meaningful sales penetration in this market. In August 2001 Ty-Breakers signed its first Extreme Tease sales representative to cover the Mid-Atlantic region. Ty-Breakers intends to attend industry trade shows, and recruit a nationwide independent sales representative force to sell its Extreme Tease line and later its Tyvek and Kensel apparel to retail stores and catalog companies.

Alfa intends to build its Ty-Breakers subsidiary around its core products of Tyvek and Kensel apparel and Extreme Tease gift items. As previously disclosed, Alfa has been actively seeking to diversify its business through acquisitions, product line enhancements and minority investments in what management believes to be particularly promising areas. The Company has expended significant sums investigating current and prior acquisition opportunities.

On July 25, 2001 Alfa signed a letter of intent to acquire Contact Sports, Inc. ("Contact") as a wholly owned subsidiary of Alfa. The closing of the acquisition of Contact is expected to occur in late August of 2001. Contact, which designs, manufactures and markets a unique collection of athletic apparel and tee shirts, is an early stage company that has begun its initial sales operations. Alfa plans to conduct a private placement of its common stock and to use the proceeds thereof to, among other things, finance Contact's marketing plans. Should the acquisition of Contact close, Alfa expects, subject to the necessary financing being available, to quickly grow Contact's sales.

In the quarter ended June 30, 2001 Alfa purchased 100,000 shares of the common stock of Medical Freedom Corp., a Delaware corporation ("MFC") at a price equal to the estimated fair market value of $1.00 per share and received a three-year option from MFC to purchase up to 200,000 additional such shares at an exercise price of $1.00 per share at any time during such three year period. As previously disclosed MFC is an early stage Internet based company controlled by Frank J. Drohan, President of the Company. MFC is developing market-based solutions to health care financing in the U.S. market. Any future acquisition of MFC by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote.

The Company and Ty-Breakers lease their present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. As Alfa's and Ty-Breakers' business plans unfold, and depending upon future events, the Company may move Alfa and/or Ty-Breakers to different locations.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED JUNE 30,2001 vs.
THREE MONTHS ENDED JUNE 30,2000

The Company experienced a decrease in revenue of $110,887 for the second quarter of 2001 as compared to the same period in the previous year. This revenue decrease resulted from a decrease compared to the same period in 2000 in Ty-Breakers' sales of $113,433. Ty-Breakers experienced a slowdown in its Custom Business as it concentrated on the marketing of its Extreme Tease product line. The cost of sales percentage for the second quarter of 2001 was 87% and the gross profit percentage was 13%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling expenses increased by $19,406 (26%) during the second quarter of 2001 compared to the second quarter of 2000. This increase is attributable to Ty-Breakers' increased trade show, travel and direct mail marketing expenses during the second quarter of 2001.

The Company experienced a net loss of $86,399 during the second quarter of 2001 as compared to a net loss of $12,660 during the same period in the previous fiscal year. This $73,739 increase in the Company's loss is attributable to the increased marketing expenses and decreased sales mentioned above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales.

Ty-Breakers will need to increase sales in order to attain profitability - a goal which may be met during the current fiscal year. Management believes that a profitable level of sales may be attained before the end of the current fiscal year provided the Company's on-going marketing efforts prove more fruitful during the third & fourth fiscal quarters. The Company is increasing its marketing efforts through additional direct mail campaigns, the addition of a sales representative to call on accounts and by exhibiting at additional trade shows. The Company is attempting to enlarge its business by acquiring Contact Sports, Inc. Contact, however, is not expected to significantly contribute to the Company's sales revenue in the current fiscal year.

There was a slight increase in capital expenditures during the second quarter of 2001. During the second quarter of 2001 the Company purchased 100,000 shares of MFC's common stock in exchange for $81,125 in cash plus the $18,875 previously recorded on the Company's books as Due from Affiliate. Concurrent with this transaction the Company also received an option to purchase up to an additional 200,000 shares of MFC common stock at $1.00 per share any time within three years of the date of grant. The overpayment of $66,625 in placement fees associated with the Company's previous private placement are represented by a 9% promissory note due no later than January 15, 2002.

SIX MONTHS ENDED JUNE 30,2001 vs.
SIX MONTHS ENDED JUNE 30,2000

The Company experienced a decrease in revenue of $116,361 (78%) for the first six months of 2001 as compared to the same period in the previous year. This revenue decrease resulted from a decrease in Ty-Breakers' sales of $131,577 net of increases of $5,350 in interest income and $10,000 in royalty income generated from the Patent License Agreement with Du Pont. Ty-Breakers experienced a slowdown in its Custom Business during the first six months of 2001 as it concentrated on the marketing of its Extreme Tease product line. The cost of sales percentage for the first six months of 2001 was 51.4% and the gross profit percentage was 48.6%. Custom sales generally have a lower gross profit margin than sales to retailers.

Selling, general and administrative expenses decreased by $4,243 (2.6%) during the first six months of 2001 compared to the same period in the previous year.

The Company experienced a net loss of $133,027 for the first six months of 2001 as compared to a net loss of $88,313 during the same period in the previous fiscal year. This increase of $44,714 (51%) is attributable to the decrease in Ty-Breakers' sales referred to above. The continued losses for the Company are attributable to Ty-Breakers' failure to attain a sufficient level of sales.

The Company will need to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which may be met during the current fiscal year. Management believes that a profitable level of sales may be attained before the end of the current fiscal year provided the Company's on-going marketing efforts prove more fruitful during the third & fourth fiscal quarters. The Company is increasing its marketing efforts through additional direct mail campaigns, the addition of a sales representative to call on accounts and by exhibiting at additional trade shows. The Company is attempting to enlarge its business by acquiring Contact Sports, Inc. Contact, however, is not expected to significantly contribute to the Company's sales revenue in the current fiscal year.

Capital expenditures (mainly for software upgrades)increased $3,795 during the first six months of 2001. The Company purchased 100,000 shares of MFC's common stock in exchange for $81,125 in cash plus the $18,875 previously recorded on the Company's books as Due from Affiliate. Concurrent with this transaction the Company also received an option to purchase up to an additional 200,000 shares of MFC common stock at $1.00 per share any time within three years of the date of grant. Continental Consulting Group, Inc. executed a promissory note in favor of the Company in the amount of $66,625. The note bears interest at the rate of 9% per annum, is payable in full no later than January 15, 2002 and covers the overpayment by the Company of placement fees to Continental.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
The Company experienced negative cash flows from operations during the first six months of 2001 primarily due to its operating loss. At June 30, 2001 the Company had working capital of $434,732 as compared to working capital of $589,554 at December 31, 2000. This decrease of $154,822 is primarily attributable to the Company's loss during the period.

Management plans to continue its ongoing efforts to pursue Ty-Breakers' sales and marketing plan directed at aggressively marketing its products (both Tyvek and Kensel apparel and Extreme Tease products) to retailers while concurrently marketing its custom printed Tyvek products into the (premium and incentive) Custom Market. Efforts to recruit additional qualified independent sales representatives for this purpose are ongoing and the first such field sales representative has begun selling the Extreme Tease product line. While no assurances can be given at this time, management believes that such marketing efforts will successfully increase Ty-Breakers' sales and will turn Ty-Breakers profitable by the end of fiscal year 2001. Projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2001. It is essential for Ty-Breakers to increase its level of sales in order to allow continued operations.

Barring any unforeseen circumstances, management plans to close the purchase of Contact Sports, Inc. during late August of 2001. No absolute assurance can be given at this time as to whether Alfa will be successful or not in its attempt to consummate the Contact Sports acquisition. Should Alfa be successful however, it will be necessary for Alfa to supply a significant amount of working capital to Contact for use in its operations. In this regard the Company is planning to conduct a private placement of its equity securities during the next several months. Such private placement, if conducted, will be mainly for the purpose of financing Contact's sales & marketing plans and will involve payment by the Company of up to fifty percent of the proceeds thereof to the placement agent as compensation for finding investors in the private placement. The Company will pay no compensation to the placement agent for sales of securities in the private placement to investors that the Company locates on its own. The Company may also issue restricted stock or stock options to the placement agent based upon performance.

FORWARD LOOKING STATEMENTS
--------------------------
Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private

Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of Alfa to secure additional financing for marketing purposes should it acquire Contact Sports, Inc., the acceptance or lack thereof in the marketplace of Ty-Breakers' Extreme Tease product line, the growth of the market for Ty-Breakers' products, the ability of Ty-Breakers to continue to secure custom orders, the outcome of Alfa's present negotiations with respect to the purchase by Alfa of Contact Sports, Inc., or the success of the Company's various domestic and international marketing initiatives.



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



DATED:  August 17, 2001               ALFA INTERNATIONAL CORP.
                                     (Registrant)




                                 By:  /s/ Frank J. Drohan
                                    -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      And Chief Financial Officer