Form 10QSB
period 2001-09-30
ALFA INTERNATIONAL CORP
filed 2001-11-19
CIK 820600

FORM 10-QSB
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2001
                                      ----------------------

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


       107 Industrial Drive, Jersey City, New Jersey 07305
       --------------------------------------------------
            (Address of principal executive offices)


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

As of November 14, 2001, the registrant had outstanding
10,038,648 shares of Common Stock, par value $.01 per share.

                     ALFA INTERNATIONAL CORP.

                             INDEX

                   PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

         BALANCE SHEETS

           DECEMBER 31, 2000
         SEPTEMBER 30, 2001

         STATEMENTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000
         THREE MONTHS ENDED SEPTEMBER 30, 2001

         NINE  MONTHS ENDED SEPTEMBER 30, 2000
         NINE  MONTHS ENDED SEPTEMBER 30, 2001

         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

         NINE MONTHS ENDED SEPTEMBER 30, 2001

           STATEMENTS OF CASH FLOWS

         NINE MONTHS ENDED SEPTEMBER 30, 2000
         NINE MONTHS ENDED SEPTEMBER 30, 2001


         NOTES TO FINANCIAL STATEMENTS


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                   PART II - OTHER INFORMATION

ITEM 5:     OTHER INFORMATION


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              ---------------------------------------
           See Accompanying Note to Financial Statements


                                      September 30,          December 31,
                                         2001                   2000
                                      -------------          ------------
ASSETS                                (Unaudited)               Note 1
                                      -------------          ------------

CURRENT ASSETS:
Cash and equivalents                     $ 198,388             $ 527,066
Accounts receivable                          2,274                   394
Inventory                                  170,172                43,025
Prepaid expenses                           34,463                 1,843
Accrued interest receivable                 4,255                    -
Due from affiliate                              -                18,875
Note receivable                            66,625                    -
                                         ---------             ---------
        Total Current Assets               476,177               591,203
                                         ---------             ---------


PROPERTY AND EQUIPMENT:
Office & Computer Equipment                 50,213                44,757
Furniture & Fixtures                        27,604                27,604
                                         ---------             ---------
                                            77,817                72,361
  Less:  Accumulated depreciation          (59,933)              (56,558)
                                         ---------             ---------
                                           17,884                15,803
                                        ---------             ---------

OTHER ASSETS:
Due from placement agent                      -                  37,500
Security deposit                              -                   1,500
Investment -Medical Freedom Corp.         100,000                    -
                                         --------              --------
                                          100,000                39,000
                                         --------              --------
Total Assets                            $ 594,061             $ 646,006
                                        =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                        $  19,758              $    -
Notes payable                              51,000                   -
Accrued expenses and other current
    liabilities                              3,654                 1,649
                                         ---------             ----------
        Total Current Liabilities           74,412                 1,649
                                                 ----------               ------------

STOCKHOLDERS' EQUITY:
Common Stock - $ .01 par value
   Authorized - 15,000,000 shares
   Issued - 10,038,648 shares at
   9/30/2001 and 8,907,148
   at 12/31/2000                          100,386                89,071
Capital in excess of par value           5,880,956             5,800,521
Retained earnings (deficit)             (5,461,693)           (5,245,235)
                                         ---------             ---------
Total Stockholders Equity                  519,649              644,357
                                         ---------            ---------
  Total Liabilities & Equity             $ 594,061            $ 646,006
                                         =========            =========


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ---------------------------------------
                                 (UNAUDITED)
                See Accompanying Notes To Financial Statements
                          THREE MONTHS ENDED          NINE MONTHS ENDED
                            September 30,                September 30,
                          ------------------          -----------------
                          2001         2000           2001         2000
                          ----         ----           ----         ----
REVENUES:
Net Sales                $   7,012    $   2,144      $  19,435    $ 146,144
Interest Income              2,719        2,758         13,094        7,783
Royalty Income                  -            -          10,000           -
Other Income                    -           126             -           260
                         ---------    ---------      ---------    ---------
                             9,731        5,028         42,529      154,187
                         ---------    ---------      ---------    ---------

COSTS AND EXPENSES:
Cost of Sales                4,700          887         11,082       74,673
S,G & A                     88,462       83,756        247,905      247,442
                         ---------    ---------      ---------    ---------
                            93,162       84,643        258,987      322,115
                         ---------    ---------      ---------    ---------

NET LOSS                 $ (83,431)   $ (79,615)     $(216,458)   $(167,928)
                         ---------    ----------     ----------   ---------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    9,057,126    7,919,273      8,986,505    7,734,023
NET LOSS PER SHARE       $ (.01)      $   (.01)      $  (.02)      $ (.02)


                      ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                   (UNAUDITED)
                  See Accompanying Notes To Financial Statements
                             Common Stock           Capital in     Retained
                                       Par          Excess of      Earnings
                         Shares       Value         Par Value      (Deficit)
                        ---------    -------        ----------     -----------

Balances At
December 31, 2000       8,907,148    $  89,071      $ 5,800,521     $(5,245,235)

Issuance of Common
Stock for cash             81,500    $     815      $    39,935

Issuance of Common
Stock pursuant to
Merger Agreement          650,000    $   6,500      $    32,500

Issuance of Common
Stock pursuant to
Employment Agreements     400,000    $   4,000      $     8,000

Net loss for the
Nine Months ended
September 30, 2001                                                    $(216,458)
                       ----------    ---------      ----------      ------------
Balances At
September 30, 2001     10,038,648    $ 100,386      $ 5,880,956     $(5,461,693)
                       ==========    =========      ============    ============


                      ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ---------------------------------------
                                   (UNAUDITED)
                  See Accompanying Notes to Financial Statements
                                                           Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                          2001          2000
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (216,458)   $ (167,928)
  Adjustments to reconcile net loss to
  net cash flows from operating activities:
   Depreciation and amortization                           3,375         6,000
   Issuance of Common Stock for services rendered         12,000           -
   Changes in operating assets and liabilities:
     Accounts receivable                                     432         8,664
     Inventories                                          (1,113)       (9,038)
     Prepaid expenses                                    (32,520)          -
     Accrued interest receivable                          (4,255)          -
     Other current assets                                     -        (83,035)
     Accounts payable                                      7,685          (519)
     Accrued expenses & other liabilities                  1,632        (5,301)
                                                      ----------     ----------
          Net cash flows from operating activities      (229,222)     (251,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of net assets of acquired business                  (26,000)          -
Acquisitions of property and equipment                    (5,456)       (2,358)
Investment in Medical Freedom Corp.                      (81,125)          -
                                                       ----------     ---------
          Net cash flows from investing activities      (112,581)       (2,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                    40,750       311,176
Note receivable                                          (27,625)        -
                                                        ----------    ---------
          Net cash flows from financing activities        13,125       311,176
                                                        ----------    ---------

NET CHANGES IN CASH AND EQUIVALENTS                     (328,678)       57,661
                                                        ----------     --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                527,066       248,912
                                                        ---------     ----------

CASH AND EQUIVALENTS, END OF PERIOD                   $  198,388     $ 342,573
                                                      ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                          $      -       $     -
                                                      ----------     ----------
Interest paid                                         $      -       $     -
                                                      ----------     ----------
Due from affiliate exchanged for
Investment                                            $   18,875     $     -
                                                      ----------     ----------
Due from placement agent exchanged for
Note receivable                                       $   37,500     $     -
                                                      ----------     ----------
Non-cash investing activities:
  Acquisition of business:
    Fair value of assets acquired                    $  115,000     $     -
    Stock issued to sellers                          $  (39,000)    $     -
   Note payable to sellers                            $ (50,000)    $     -
                                                      ----------     ----------
Net cash payment                                        $ 26,000      $    -
                                                      ==========     ==========


             NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The balance sheet for Alfa International Corp. ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has two wholly owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in their consolidation with Alfa.

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

NOTE 2 - COMMON STOCK

During the third quarter of fiscal 2001, the Company issued 1,050,000 shares of its Common Stock; 650,000 shares of which were issued in exchange for the shares of Contact Sports, Inc. which the Company acquired on September 25, 2001 and 400,000 shares of which were issued pursuant to employment agreements. During the first quarter of fiscal 2001 the Company sold 99,000 shares of its common stock at $1.00 per share and received net proceeds of $49,500. In April of 2001 a total of 17,500 of such shares were returned to the authorized but unissued category.

NOTE 3 - Acquisition:

On September 25, 2001 the Company acquired Contact Sports, Inc. ("Contact") as a wholly owned subsidiary. Contact designs, manufactures and markets a unique collection of athletic apparel and tee shirts. Contact is an early stage company which began product sales in May 2001. The Company is attempting to raise equity capital to, among other things, finance Contact's marketing plans. There can be no assurance that such financing will be available to the Company upon acceptable terms or at all. The Company will, within 75 days of the acquisition date, file a

Report on Form 8-K containing the required audited financial statements for Contact and the pro-forma financial statements for the Company.


NOTE 4 - MANAGEMENT PLANS:

In an effort to obtain profitable operations, the Company will attempt to increase sales by aggressive marketing of Contact's and Ty-Breakers' product lines. The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon, its ability to raise additional financing and eventually upon obtaining profitable operations by utilizing that financing to increase sales. There can be no assurance that such financing will be available to the Company upon acceptable terms or at all. In an effort to obtain profitable operations, the Company acquired Contact Sports, Inc. in September 2001 and will attempt to increase sales by aggressive marketing of Contact's product line. National and regional sales representatives have been recruited to sell Contact's products. The Company plans to focus Ty-Breakers' sales efforts primarily on its custom business.

          ALFA INTERNATIONAL CORP. AND SUBSIDIARIES

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

All of the Company's operations are conducted through its two wholly owned subsidiaries, Ty-Breakers Corp. ("Ty-Breakers") and Contact Sports, Inc. ("Contact").

Ty-Breakers
-----------

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

Tyvek is a registered trademark of Du Pont. Kensel is a registered trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. In the aforementioned Patent License Agreement, Ty-Breakers also granted Du Pont the right to use the Kensel trademark. Extreme Tease is a brand name used by Ty-Breakers to identify its line of gift items.

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

Ty-Breakers also markets its Extreme Tease gift products and Tyvek and Kensel apparel to retail stores and catalog companies. Ty-Breakers intends to de-emphasize this distribution channel (i.e. to retail stores) and will concentrate its sales and marketing efforts on the Custom Business. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers through its worldwide website (www.ty-breakers.com)on the Internet.

Tyvek and Kensel apparel products for the Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. Inventories are maintained for items associated with sales to retail stores and catalog companies and - consistent with its de-emphasis of this distribution channel - Ty-Breakers' plans to sell off its existing Tyvek and Kensel inventory over time.

The Ty-Breakers marketing plan will henceforth concentrate on the Custom Business and sales to retail stores of Tyvek, Kensel and Extreme Tease products will not be actively promoted.

Contact
-------

On September 25, 2001 Alfa acquired Contact Sports, Inc.
("Contact") as a wholly owned subsidiary.

Contact is engaged in the business of designing, manufacturing and marketing fashionable athletic apparel and tee shirts. The athletic apparel - consisting initially of basketball shorts and jerseys - is made from a variety of fabrics. Contact has recently designed four new basketball shorts and jerseys and twenty-four new tee shirts - all of which are presently being marketed to retail stores for delivery in Spring 2002.

Contact has its apparel products manufactured (and when required, printed) on a subcontract basis by unaffiliated third parties in the United States and Asia. Contact sometimes purchases its fabric requirements directly from mills and delivers such fabric to its manufacturing sub-contractors. The inability or failure of a mill to deliver this fabric to Contact would not have a material adverse effect upon the operations of Contact since there are many such sources of supply for such fabric. Likewise, Contact believes there are many third party manufacturing sub-contractors available. The inability or failure of a manufacturing sub-contractor to deliver finished products to Contact on a timely basis could however, have a material adverse effect on Contact since Contact's customers generally specify a delivery/cancellation date on their orders. Contact believes it maintains a good working business relationship with its sub-contractors, some of whom have been working as sub-contractors for Ty-Breakers for several years.

Contact Sports and the Contact Sports logo are registered trademarks of Contact. Contact has a website under construction at www.contactsports.net.

Contact markets athletic apparel and tee shirts to retail stores for ultimate purchase and use by consumers. Other than for samples, Contact's apparel products are generally manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for the products.

Contact's products are sold through a network of national sales representatives which are hired and directed by Contact's National Sales Manager (who is himself a Contact sales representative). Subject to the availability of financing, Contact plans to conduct extensive marketing, advertising, promotional and trade show activities to introduce and support its products.

Alfa
----

Management views Contact as a significant growth opportunity and expects, subject to the necessary financing being available, to quickly grow Contact's sales.

The Company is planning to conduct a private placement offering ("Private Placement") of up to $2,000,000 of its securities in the form of units ("Units"). The Company has agreed to pay the "Placement Manager" a placement fee equal to fifty percent (50%) of the gross proceeds received from sales of Units to investors introduced to the Company by the Placement Manager. The Company will not pay any fees to the Placement Manager from the proceeds of sales of Units to investors not introduced to the Company by the Placement Manager. Net proceeds (after placement fees) from sales of Units will be used for general working capital requirements and to finance an expansion of Contact's sales and marketing activities.

Alfa owns one percent (1%) of the common stock of Medical Freedom Corp.("MFC") and holds an option to purchase up to 200,000 additional such shares, giving Alfa a 2% ownership interest in MFC. As previously disclosed MFC is an early stage Internet based company controlled by Frank J. Drohan, President of the Company. MFC is developing market-based solutions to health care financing in the U.S. market. Any future acquisition of MFC by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote. Subsequent to the events of September 11, Alfa was notified by MFC that an early stage venture capital investment scheduled to close in September 2001 was postponed indefinitely. While the venture capital environment for such early stage investments is difficult at present, it is too early to predict the outcome of MFC's attempts to raise such venture capital. The success of such an effort is however, critical to the success of MFC. Alfa will continue to monitor this situation closely.

The Company leases its present facility in Jersey City, New Jersey on a month to month basis from an unaffiliated third party. Contact intends to open a showroom in New York City sometime during fiscal 2002.Contact also leases office space in Brooklyn, New York under a lease expiring in December 2002. As the Company's business plans unfold, and depending upon future events, the Company intends to move Alfa, Ty-Breakers and Contact to new locations.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2001 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company experienced an increase in net revenue of $4,703 (94%) in the third quarter of 2001 as compared to the same period in the previous year. This revenue increase resulted almost entirely from a modest increase in Ty-Breakers' sales during the third quarter and the addition of $2,040 in Contact Sports sales. Ty-Breakers will focus on custom sales. Contact and its sales representatives are presently selling the Contact product line to retail stores for delivery in early 2002. The cost of sales percentage for the third quarter of 2001 was 67% and the gross profit percentage was 33%.

Selling, general and administrative expenses increased by $4,706
(6%) during the third quarter of 2001 compared to the same period in the previous year.

The Company experienced a net loss of $83,431 for the third quarter of 2001 as compared to a net loss of $79,615 during the same period in the previous fiscal year.

The continued losses for the Company are attributable to its failure to attain a sufficient level of sales. Contact has hired an experienced National Sales Manager and several sales representatives to market its products directly to its retail store target customers. The Company expects to see the results of these efforts during fiscal year 2002. Management is concentrating its efforts on Contact and believes that a profitable level of Contact sales can be attained during fiscal 2002. The Ty-Breakers custom business should contribute some sales revenue and Ty-Breakers will no longer use resources to finance its retail business. Additional modest amounts of revenue should accrue to the Company from its Internet marketing efforts and from the Du Pont license agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2001 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company experienced a decrease in net revenue of $111,658 (72.4%) for the first nine months of 2001 as compared to the same period in the previous year. This revenue decrease resulted primarily from the $128,749 (88.1%) decrease in Ty-Breakers' sales for the nine-month period - the majority of which were custom sales - net of $10,000 and $5,311 increases in Royalty and Interest income respectively. The cost of sales percentage for the first nine months of 2001 was 57 % and the gross profit percentage was 43%. Ty-Breakers' custom sales generally have a lower gross profit margin than its sales to retailers.

Selling, general and administrative expenses essentially remained the same during the first nine months of 2001 compared to the same period in the previous year.

The Company experienced a net loss of $216,458 for the first nine months of 2001 as compared to a net loss of $167,928 during the same period in the previous fiscal year. This increase of $48,530 (28.9%) is attributable to the reduction in net revenue in 2001.

The continued losses for the Company are attributable to its failure to attain a sufficient level of sales. Contact has hired an experienced National Sales Manager and several sales representatives to market its products directly to its retail store target customers. The Company expects to see the results of these efforts during fiscal year 2002. Management is concentrating its efforts on Contact and believes that a profitable level of Contact sales can be attained during fiscal 2002. The Ty-Breakers custom business should contribute some sales revenue and Ty-Breakers will no longer use resources to finance its retail business. Additional modest amounts of revenue should accrue to the Company from its Internet marketing efforts and from the Du Pont license agreement.


Liquidity And Capital Resources:

The Company experienced negative cash flow from operations during the first nine months of 2001 primarily due to its operating loss during the period as well as to increased investments in assets (particularly inventory) associated with Contact. Increases in accounts payable, accrued expenses and Notes payable during the period contributed positively to the Company's cash flow. At September 30, 2001 the Company had working capital of $399,515 as compared to working capital of $589,554 at December 31, 2000. This decrease of $190,039 (32.2%) is primarily attributable to the Company's loss during the period. Approximately 36% of current assets are invested in inventory and 42% is held in cash.

Approximately $5,500 in capital expenditures for software and related equipment occurred during the first nine months of 2001. Inventory and Notes Payable increased significantly during the nine-month period ended September 30, 2001 due to the acquisition of Contact.

During the third quarter of 2001, Management sharply re-focussed its operating plan toward the marketing and sales efforts of Contact. Ty-Breakers will continue its custom business but the Company is relying on Contact to be its engine for future growth. The Company intends therefore to devote the majority of its efforts and resources to the development of Contact's business.

While no assurances can be given at this time, management believes that its efforts will successfully increase Contact's sales and will turn Contact profitable during fiscal year 2002. Projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2002. It is essential for the Company to increase its level of sales in order to allow continued operations. As previously disclosed, the successful acquisition of Contact will require Alfa to supply significant working capital to Contact for its sales, marketing and manufacturing requirements. Alfa intends to use the proceeds from its prospective Private Placement for these purposes.

Forward Looking Statements

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the level of economic activity - especially consumer spending - in the U.S. during the next twelve months; the success or failure of Alfa's prospective Private Placement; the acceptance in the marketplace of Contact's existing and planned product line; the growth of the market for the Contact products; the ability of Ty-Breakers to continue to secure custom orders; the ability of MFC to secure venture capital financing in the post 9/11 environment; or the success of Contact's various marketing and sales initiatives.




                    PART II   -   OTHER INFORMATION



ITEM 5: Other Information:
During the third quarter of fiscal 2001, the Company issued 1,050,000 shares of its Common Stock; 650,000 shares of which were issued in exchange for the shares of Contact Sports, Inc. which the Company acquired on September 25, 2001 and 400,000 shares of which were issued pursuant to employment agreements.



ITEM 6.      Exhibits and Reports on Form 8-K

(a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                   Page
Numbers               Description                         Number
-------

3.1        Articles of Incorporation, as amended            *

3.2        By-laws                                          *

_____________


*  Previously filed as exhibits to the Company's Registration
Statement on Form S-1 (File No. 33-18591) filed with the
Securities and Exchange Commission and incorporated herein by reference thereto.




(b)         Reports on Form 8-K

          Report on Form 8-K dated September 26, 2001.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 19, 2001         ALFA INTERNATIONAL CORP.
                                (Registrant)


                                By:   /s/ Frank J. Drohan
                                   -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      And Chief Financial Officer