Form 10KSB
period 2001-12-31
ALFA INTERNATIONAL CORP
filed 2002-04-15
CIK 820600

                         FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001
                          -----------------
Commission File Number 0-17264
                       -------

                    Alfa International Corp.
                    ------------------------



NEW JERSEY                                     22-2216835
----------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)      Identification  Number)


     107 Industrial Drive, Jersey City, New Jersey 07305
     ----------------------------------------------------
          (Address of Principal Executive Offices)


Registrant's telephone number, and area code: (201) 332-2200
                                               -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $. 01 par value
                -----------------------------
                    (Title of Class)



                         (1)

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

The registrant's total revenue for the fiscal year ended December
31, 2001 was $37,538.

The aggregate market value of the 4,607,299 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on December 31, 2001 was $691,095. (SEE: "Market for Common Equity and Related Stockholder Matters").


As of April 10, 2002 the Company had outstanding 10,038,688 shares of common stock, par value $.01 per share ("Common Stock")

The Index to Exhibits appears on page 24.





                 DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual
Report on Form 10-KSB for the Fiscal Year Ended December 31,
2000, Part III -Exhibits.








                         (2)

                 Alfa International Corp.
        Table of Contents to Annual Report on Form 10-KSB
              Year Ended December 31, 2001

                                                          Page
                          Part I

        Item 1.    Description of Business                  4

        Item 2.    Description of Property                  11

        Item 3.    Legal Proceedings                        11

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    11

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            12

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            13

        Item 7.    Financial Statements                     23

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     23

                          Part III
        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       24

        Item 10.    Executive Compensation                  26

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management        30

        Item 12.    Certain Relationships and Related
                    Transactions                            31

        Item 13.    Exhibits and Reports on Form 8-K        31

                         (3)

PART I


Item 1.     Description of Business

Introduction
------------

     Alfa International Corp. ("Alfa") is a holding company, which conducts substantially all of its operations through its two wholly owned subsidiaries Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers") both of which are New York corporations. Alfa, Contact and Ty-Breakers are sometimes collectively referred to herein as the "Company". Alfa was incorporated in New Jersey in 1978 and was re-organized and discharged from bankruptcy proceedings in August 1996. Alfa intends to change its corporate name during 2002 to more properly reflect its current ongoing business.

     In January 1997 Alfa acquired Ty-Breakers which is engaged in the business of manufacturing and marketing apparel products, mostly jackets, and accessories made from Tyvek and Kensel. Tyvek, a registered trademark of E.I. Du Pont de Nemours & Company ("Du Pont"), is a paper-like material produced and sold by Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. In December 2000 Du Pont licensed from Ty-Breakers the rights to the patent on Kensel. Ty-Breakers markets its products into the premium and incentive marketplace.

     During 1999 Alfa began attempts to expand its business through acquisitions, start-ups and new product developments. Ty-Breakers attempted to expand its business by developing a new line of gift items and marketing them under the brand name "Extreme Tease" and through aggressive marketing of its Ty-Breakers products to retail stores and catalog companies in the U.S. and directly to consumers from its website. As of December 31, 2001 Ty-Breakers has discontinued these retail marketing efforts and the Extreme Tease line and now concentrates solely on continuing to market its products to the premium and incentive marketplace. Since 1999 Alfa has expended significant resources in an attempt to acquire the business and certain overseas assets of a publicly traded corporation and simultaneously began investing in Medical Freedom Corp. ("MFC"), an Internet start-up

                         (4)
firm in the health care financing business. The overseas acquisition did not come to fruition and while Alfa continues to believe MFC's business plan to be viable, its immediate prospects for the additional & necessary venture capital financing required to develop its business have waned with the burst of the dot com bubble, the 2001 recession and the events of September 11, 2001.

     In June 2001, Alfa began negotiations to acquire Contact and the acquisition of Contact as a wholly owned subsidiary closed on September 25, 2001. Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear. Alfa intends to concentrate the majority of its ongoing efforts on the development and expansion of Contact's business and brand. (See:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

     The Company's executive offices and warehouse are located at 107 Industrial Drive, Jersey City, New Jersey 07305 and its telephone number is 201-332-2200. Contact also maintains an office at 7 Metrotech Center, Building 20, Brooklyn, NY 11201.

Products, Marketing and Distribution:

     Contact has designed and manufactured several collections of basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports and a Fall line of sweatsuits, jackets, outerwear and footwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, microfiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

     Contact markets its products through industry trade shows, advertising, promotional events & parties which it sponsors, street teams, tie-ins with rap artists, fashion shows, direct mail and print & video presentations for major customers. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the NBA All Star Weekend where it held a fashion show of all its apparel

                         (5)
offerings. Several major recording stars performed at the party and professional basketball players and buyers from major retailers were in attendance. Other such promotional events are planned.

     Since its acquisition by Alfa in September of 2001, Contact has hired a national sales manager (who is also a sales representative) and has engaged the services of seventeen additional sales representatives across the United States. All of these sales representatives are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that Contact has targeted as its potential customers. In house employees and sales representatives attend trade shows and do direct selling to such retail accounts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact and in this regard the Company intends to contract with one or more professional athletes as well as one or more nationally known recording artists to produce a print and video advertising campaign. As of the date hereof Contact has verbal agreements with two professional basketball players who are starters on their NBA team to participate in Contact's marketing campaigns. These campaigns are intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts. Negotiations with the athletes, recording artists and major retailers are ongoing.

     Contact expects initial product placements of its tee shirt line to begin at selected retailers in the second quarter of 2002. Plans call for the tee shirt line to lead to follow-on sales of the core athletic and fall collections which will be coordinated with advertising and marketing efforts in and around the retail stores carrying the line. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

     Contact plans to contract with a major national warehouse distributor who will receive and store Contact's inventory from overseas vendors, pick , pack and ship orders to Contact's customers, perform all inventory and billing accounting functions for Contact on such orders and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the sales and marketing of Contact's products.

                         (6)

     During fiscal 2002 Contact plans to launch its website www.contactsports.net where customers may view its product line and marketing materials.

     Ty-Breakers markets custom printed Tyvek and Kensel apparel as promotional products (the "Custom Business"). Customers who have purchased custom Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as athletic associations, sponsors of sporting and special events and fashion designers. The custom printed apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other custom Tyvek products include hats, bags, aprons and banners. In the Custom Business Ty-Breakers markets its products through industry trade shows, advertising and referrals from Du Pont. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel.

     Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water resistant, wind proof and printable. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify Ty-Breakers' proprietary patented fabric material. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000, Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material.

     Sales of custom Tyvek and Kensel apparel are not made through any long-term contracts and tend to be cyclical. Ty-Breakers has received several repeat orders from its promotional customers but because of the nature of the business, custom promotional sales tend not to be repeat orders.

Competition:

     The athletic apparel business in the United States is a highly competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact and characterized by heavy advertising, promotion and price competition. Several such competitors have already established brands. Within its niche of fashion athletic

                         (7)
apparel however, management believes that Contact's designs and proprietary artwork, combined with its planned advertising and promotional campaigns, will make its products stand out. Contact will contest in this highly competitive marketplace through a combination of unique and distinctive product design, superior quality offerings, competitive pricing and aggressive brand building efforts. Management believes that a significant effort will be required for Contact to establish the brand identity necessary for the Company's ultimate success. Contact has begun and intends to continue such a brand building / brand awareness efforts. Contact holds a U.S. registered trademark on the name "Contact Sports". (SEE: Products, Marketing & Distribution, and "Patents, Copyrights and Trademarks")

     Ty-Breakers is aware of only two other competitor companies in the U.S, which sell imprinted Tyvek apparel and at least two other non-U.S. companies. Moreover the Company is certain that, other than Du Pont, no U.S. company is marketing Kensel apparel, for which Ty-Breakers holds the U.S. patent which it has licensed to Du Pont. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also directly and indirectly in competition with other consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than Ty-Breakers.

Manufacturing and Production:

     The Company does not own or directly operate any manufacturing or production facilities and has no future plans to do so. The Company contracts with various unaffiliated manufacturers, screen printers and cut & sew contractors in the United States and Asia to manufacture its products.

     Contact does not engage in any significant research and development activities but does incur a modest amount of non-recoverable costs associated with manufacturing samples for new collections. Such samples are generally used by Contact and its field sales force for display at trade shows and showrooms and to make sales presentations to retail customers. Contact's products will then be manufactured in volume pursuant to specific purchase orders and management does not plan to maintain significant inventories. Management may, from time to time, elect to maintain inventories of what it perceives as specific fast moving products for the purpose of re-orders or fill in orders. Contact's

                         (8)
investment in inventory is expected to grow relative to sales but Contact's philosophy of building products only against confirmed customer orders will not change radically. Contact presently purchases its raw material requirements from several domestic and overseas suppliers and cut & sew contractors. There are many such suppliers available - all with competitive pricing - and the Company does not believe that the loss or inability of any such supplier or contractor to deliver goods or manufacture products for Contact would have a material adverse impact on Contact's business or operations. Moreover, the Company frequently uses overseas cut & sew contractors who provide a full package turn-key service (i.e. they source and/or supply all fabric, markers, patterns, accessories, hang tags, hangers etc.) and deliver only finished goods to Contact. Contact believes it maintains a good working business relationship with its contractors and suppliers.

     The designs for Contact's products are executed in-house by Contact's designer. Certain of the tee shirt designs are conceptualized in-house and then contracted to independent artists where they are executed under the supervision of Contact's designer. All copyrights to all artwork executed by such independent artists are the property of Contact. (See:
`Patents, Copyrights and Trademarks").

     Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Du Pont presently produces all of the Tyvek material. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. Ty-Breakers has never had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont and its Asian agent. Ty-Breakers may purchase Kensel fabric material for its Ty-Breakers' products from Du Pont or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may continue to utilize Kensel material in its own products but may no longer sell bulk quantities of the Kensel fabric material to others. Ty-Breakers will however be paid a royalty on all sales of Kensel fabric to others by Du Pont. (See: `Patents, Copyrights and Trademarks")



                         (9)

     The artwork and design of client's logos and images for the Tyvek and Kensel apparel in the Custom Business is usually coordinated with the client's advertising personnel. Ty-Breakers has its products manufactured and printed by unaffiliated third parties in the United States and Asia.

     Ty-Breakers' promotional products are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained. An adequate reserve for slow moving Tyvek & Kensel jacket inventory associated with the discontinued Retailer Business and Extreme Tease line was established during fiscal 2001.


Patents, Copyrights and Trademarks

     Contact is not dependent upon any patent, trademark or proprietary right of another with respect to its designs or products. Contact, under agreements with its outside artists, owns the copyrights to all art produced for Contact.

     Contact's application to register the trademark "Contact
Sports" has been approved by the U.S. Patent & Trademarks Office and is awaiting publication in the Federal Register.

     Ty-Breakers is the owner by assignment of U.S. Patent number 5,150,660 (the "Patent") which covers the material marketed under its registered trademark Kensel. The Kensel material is made by laminating a poly-cotton or other material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. Ty-Breakers' exclusive right under the Patent to manufacture and sell Kensel products in the United States runs until the year 2009. In December 2000, Ty-Breakers entered into a Patent License Agreement with Du Pont whereby Ty-Breakers granted Du Pont the exclusive license to manufacture and sell products covered by the Patent and Du Pont agreed to pay royalties to Ty-Breakers on its sales of Kensel material. Ty-Breakers also granted Du Pont a license to use the Kensel trademark.

Governmental Regulation
     The Company does not require any governmental approval of its products nor does the Company anticipate any negative effects

                         (10)
on its business from any existing or probable governmental regulations. The Company has no costs or effects on its operations associated with compliance with any local, state or federal environmental laws.


Employees

     Contact presently has seventeen sales representatives, one of whom acts in the capacity of National Sales Manager. Contact has a written sales representative agreement with its National Sales Manager. The Company presently has three full time employees, two of whom are officers of Alfa and all of whom are directors of Alfa. Alfa has employment agreements with its three employees. The President of Alfa serves as a director of each of Alfa's wholly owned subsidiaries and the other two Alfa employees serve as officers & directors of such wholly owned subsidiaries. (See "Directors and Executive Officers of the Registrant" and "Executive Compensation").


Item 2.     Description of Property

     The Company maintains its corporate offices to 107 Industrial Drive, Jersey City, NJ 07305. The premises, along with warehouse space, are leased by Ty-Breakers on a month to month basis from an unaffiliated third party. Contact maintains a branch office at 7 Metrotech Center, Brooklyn NY 11201. The premises are leased by Contact from an unaffiliated third party under a lease expiring December 31, 2002.


Item 3.      Legal Proceedings

     The Company knows of no material legal proceedings pending or threatened against it or any of its subsidiaries which in the opinion of management would have a material adverse effect upon the Company's business or operations.


Item 4.     Submission of Matters to a Vote of Security Holders


None.


                         (11)

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



                           Common Stock

Quarter   Ended                  High                  Low
---------------                  ----                  ---

3/31/00                          1.53                  1.31
6/30/00                          1.56                  0.06
9/30/00                          0.75                  0.06
12/31/00                         0.44                  0.07
3/31/01                          0.05                  0.05
6/30/01                          0.05                  0.05
9/30/01                          0.06                  0.06
12/31/01                         0.15                  0.15


     At December 31, 2001 the Company had 10,038,688 shares of its Common Stock issued and outstanding and there were 1,825 holders of record of such Common Stock. At December 31, 2001 and as of the date hereof, the Company had no shares of its preferred stock issued or outstanding.


     The Company has never declared any dividends and it is anticipated that any earnings will be retained for the Company's business in the foreseeable future. Any declaration in the

                         (12)
future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements, and general business conditions.

     The transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place,
New York, New York 10004.


Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     The financial statements at the end of fiscal years 2001 and 2000 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly owned subsidiaries Contact and Ty-Breakers.


     In September 2001, Alfa acquired Contact. Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear. Alfa intends to concentrate the majority of its ongoing efforts on the development and expansion of Contact's business and brand. From September through January 2002 Contact designed and manufactured several collections of basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports and a full line of sweatsuits, jackets and footwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, microfiber, velour and several custom fabrics. A gym to street theme runs throughout the line.


     Contact markets its products through industry trade shows, advertising, promotional events & parties which it sponsors, street teams, tie-ins with rap artists, fashion shows, direct mail and print & video presentations for major customers. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the "NBA All Star

                         (13)

Weekend" where it held a fashion show of all its apparel offerings. Contact hired several major recording stars to perform at the party and professional basketball players and buyers from major retailers were in attendance. Other such promotional events are planned.

     Since its acquisition by Alfa in September of 2001, Contact has hired a national sales manager (who is also a sales representative) and has engaged the services of seventeen additional sales representatives across the United States to sell its products to retail stores nationwide. All of these sales representatives are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that the Company has targeted as its potential customers. In house employees and sales representatives attend trade shows and do direct selling to such retail accounts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact and in this regard the Company intends to contract with one or more professional athletes as well as one or more nationally known recording artists to produce a print and video advertising campaign. This campaign is intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts. Negotiations with the athletes, recording artists and major retailers are ongoing.

     Contact expects initial product placements of its tee shirt line to begin at selected retailers in the second quarter of 2002. Plans call for the tee shirt line to lead to follow-on sales of the core athletic and fall collections which will be coordinated with the aforementioned advertising and marketing efforts in and around the retail stores carrying the line. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no such assurance can be given at this time.

     Contact plans to contract with a major national warehouse distributor who will receive and store Contact's inventory from overseas vendors, pick , pack and ship orders to Contact's customers, perform all inventory and billing accounting functions for Contact on such orders and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the

                         (14)
sales and marketing of Contact's products. During fiscal 2002
Contact plans to launch www.contactsports.net where customers may view its product line and marketing materials.

     During the 2001 fiscal year Ty-Breakers discontinued its concentration on sales of Tyvek and Kensel jackets to retail stores and also discontinued its Extreme Tease gift product line. Ty-Breakers now concentrates on marketing imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to corporate end users (the "Custom Business"). These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets. Ty-Breakers will, as inventories permit, continue to sell Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com. These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

     Tyvek is a registered trademark of the Du Pont Company. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Products made from either Tyvek or Kensel can be printed with the color and clarity of a Kodak photograph, but Kensel products have a more substantial "feel" than products made from Tyvek alone.

     Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000 Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Ty-Breakers may purchase the Kensel fabric material for its Ty-Breakers' products directly from Du Pont (at discounted prices) or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may manufacture and use Kensel material in its own products but may no longer sell Kensel fabric material to others. Ty-Breakers will however be paid a royalty on all such sales of Kensel fabric by Du Pont to others. In March 2002, Ty-Breakers was informed by DuPont that despite their significant

                         (15)
efforts, their sales of Kensel material were disappointing. Ty-
Breakers' royalty payment from DuPont for fiscal 2001 is therefore expected to be less than $1,000.

     The Company and a "Consultant" entered into a consulting agreement effective March 1, 2002 under which the Consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt & equity capital, merger and acquisition advice & services and corporate finance advice. The Consultant was instrumental in Alfa's acquisition of Contact. The Company agreed to compensate the Consultant in accordance with the Consulting Agreement (SEE: Exhibits and Reports on Form 8-K).

     During fiscal year 2002, with the assistance of one or more registered broker/dealers, the Company plans to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its preferred stock and warrants. Net proceeds, after payment of broker fees and the Consultant fees, from sales of Units will be used for general working capital requirements and to expand Contact's sales and marketing activities, and otherwise at the sole discretion of management.

     Contact intends to recruit additional independent sales representatives and assemble a national force to sell its apparel to retail stores. Attendance at trade shows, print advertising, additional sales representatives and a worldwide web presence will supplement Contact's marketing efforts. Alfa intends to concentrate its efforts on building its Contact subsidiary's business and brand awareness. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact and in this regard the Company intends to contract with one or more professional athletes as well as one or more nationally known recording artists to produce a print and video advertising campaign. As of the date hereof Contact has verbal agreements with two professional basketball players who are starters on their NBA team to participate in Contact's marketing campaigns. These campaigns are intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts. Negotiations with the athletes, recording artists and major retailers are ongoing.



                         (16)

     Alfa's investment in Medical Freedom Corp. was fully reserved during 2001 (See: "Certain Relationships and Related
Transactions").

     As Alfa's and Contact's business plans unfold, and depending upon future events, the Company may move Alfa, Ty-Breakers and/or
Contact to different locations.

Results of Operations:

Fiscal Year Ended December 31, 2001 Compared to
Fiscal Year Ended December 31, 2000

     Net sales decreased $136,489 (83%) in fiscal 2001 to $27,538 from fiscal 2000 levels and royalty income increased $10,000. This royalty income represents a one time non-refundable payment by DuPont at the time the Patent License Agreement was executed. The Company had expected significantly greater sales of Kensel fabric than have actually occurred and future royalty income is not now expected to be material. Total revenue decreased $126,489 (77%) to $37,538 during fiscal year 2001 due to decreased sales of Tyvek and Kensel products in part due to the time and resources devoted to the acquisition of Contact during the third quarter of 2001 and the almost exclusive focus on Contact's business during the fourth quarter of 2001. During 2001 the Company focused on closing the acquisition of Contact Sports, expanding Contact's product offerings, hiring sales personnel for Contact and preparing and implementing Contact's ongoing and future marketing and promotion campaigns. Ty-Breakers focused on Custom sales while discontinuing its retail and Extreme Tease product lines. Management expects that Contact's marketing efforts will increase sales during the second half of fiscal 2002 after the launch of its marketing and advertising campaigns. Cost of sales in 2001 decreased $12,989 from fiscal 2000 levels to $85,571 due to the decrease in net sales. The gross profit percentage in 2001 was negative due primarily to the increase in inventory reserves of $64,303 at Contact and Ty-Breakers. Sales in Ty-Breakers Custom Business generally have lower gross profit margins than sales to retailers in Contact's business. The Company's marketing plan for 2002 is specifically directed at increasing Contact's sales to retailers and thereby increasing gross profit margins. The Company will focus its sales and marketing efforts on Contact's business.


                         (17)

     Selling, general and administrative expenses increased by $9,210 (2.2%) during fiscal year 2001 compared to the previous fiscal year. This increase is attributable to the expenses associated with the acquisition of Contact, the increased salary expenditures at Contact in the fourth quarter of 2001 and to promotional expenses for Contact's "NBA All Star Weekend" party in Philadelphia.

     The Company has fully reserved its $100,000 investment in MFC. Although the Company believes MFC's business plan to be viable, it is uncertain, in the wake of the burst of the dot com bubble, the 2001 recession and the events of September 11, 2001 that MFC will be able to secure the additional and necessary venture capital financing.

     The Company sustained a net loss in 2001 of $558,493 compared to a net loss of $336,077 in 2000. This increased loss of $222,416 (66%) is primarily due to the decreased net sales in 2001, the write down of the Company's investment in MFC and the increase in the aforementioned inventory reserves. The continued losses for the Company are primarily attributable to the Company's failure to attain a sufficient level of sales. The Company needs to increase sales of its Contact Sports subsidiary in order to attain profitability - a goal which is expected to be attained in fiscal year 2003. Management believes that a profitable level of Contact sales can be attained only after Contact begins its planned advertising and marketing campaign (scheduled for June 2002) and recruits additional employees and sales representatives to sell Contact's products to retail stores. Additional revenue may be derived by the Company from Ty-Breakers Custom Business in 2002. No significant revenue is presently expected to result from the Du Pont licensing agreement. To allow the Company to pursue its marketing objectives, the Company will attempt to raise additional equity capital.

     Approximately $4,600 was expended in 2001 for computer equipment. No other significant capital expenditures were incurred.

     Inventories increased $32,128 in 2001 compared to the same period in 2000. Adequate inventory reserves were established in 2001 for Ty-Breakers' raw material for its discontinued retail line and for its Extreme Tease gift line and for certain slow

                         (18)
moving items acquired in the acquisition of Contact by Alfa. The increase in inventory is attributable to the inventory (primarily finished goods) owned by Contact Sports at the time of its acquisition by Alfa. The majority of inventory at December 2001 is finished goods belonging to Contact Sports. Contact's business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of inventory for fill in orders on fast moving items. Such Contact inventory will closely track sales, be exclusively finished goods and will generally be liquidated on a close out basis at the end of each season.

Fiscal Year Ended December 31, 2000 Compared to
Fiscal Year Ended December 31, 1999

     Total revenue decreased $14,557 (8 %) to $164,027 during fiscal year 2000 due to the absence in 2000 of the $47,852 gain on settlement of accounts payable in the comparable period in 1999. During 2000 the Company focused on Custom sales, attempting to acquire the business and certain overseas assets of a publicly traded corporation and simultaneously began investing in Medical Freedom Corp. ("MFC"), an Internet start-up firm in the health care financing business. The overseas acquisition did not come to fruition and Alfa's investment in MFC was written off in 2001. Ty-Breakers' net sales increased $33,295 (26%) during fiscal 2000 as compared to 1999. Cost of sales in 2000, which did not include the $35,853 reserve addition as in 1999, decreased $17,312 to $98,560. The cost of sales percentage in 2000 was 60% and the gross profit percentage was 40%. Sales in 2000 were primarily in the Custom Business.

     Selling, general and administrative expenses decreased by $346,399 (45%) during fiscal year 2000 compared to the previous fiscal year. This decrease is attributable to a $500,000 decrease in non-cash compensation expense incurred by the Company during 1999 net of increased legal, consulting & travel expenditures in the third quarter of 2000 to conduct the due diligence examination of a possible acquisition by the Company of the business and certain overseas assets of a publicly traded corporation.

    The Company sustained a net loss in 2000 of $336,077 compared to a net loss of $692,992 in 1999. This decrease of $356,915
(52%) is attributable to the absence of the 1999 $500,000 non-

                         (19)
cash compensation expense net of the additional due diligence expenditures referred to above. The continued losses for the Company were attributable to Ty-Breakers' failure to attain a sufficient level of sales. The Company needed to further increase sales of its Ty-Breakers subsidiary in order to attain profitability - a goal which though pursued arduously by the Company was unable to be obtained. During fiscal year 2001, Ty-Breakers mailed its Extreme Tease catalog to thousands of prospective customers but the sales results were dismal. In fiscal 2001 the Company discontinued certain Ty-Breakers product lines and focused the majority of its efforts on its newly acquired Contact Sports subsidiary. As of the date hereof, management believes that a profitable level of Ty-Breakers' sales may be able to be attained in its Custom Business in a low overhead environment but the Company is now relying on Contact Sports as its vehicle for future revenue growth. Royalty revenue from the DuPont License Agreement during 2001 and beyond is not expected to be significant or material. The proceeds received from the exercise of Options during 1999 and from the sale of shares of its common stock in 2000 assisted the Company in pursuing its marketing objectives and in acquiring Contact.

     Approximately $7,000 was expended in 2000 for computer equipment. No other significant capital expenditures were incurred.

     Inventories increased $1,728 in 2000 compared to the same period in 1999 with finished goods representing Extreme Tease products increasing approximately $20,000. The Company also made use of offshore manufacturers in China & Hong Kong for some of its Tyvek & Kensel inventory requirements. The majority of inventory at December 2000 was for Ty-Breakers' retailer business consisting of raw material (mostly printed Tyvek sheets) and finished goods (Extreme Tease gift items). Inventory reserves have been established for 100% of these discontinued lines.

Liquidity and Capital Resources

     The Company has experienced negative cash flows from operating activities during the past two fiscal years primarily due to operating losses. The Company's operating loss during 2001 includes charges totaling approximately $135,000 covering selling, general and administrative and promotional expenses for Contact during the last quarter of 2001 (including a charge for

                         (20)
the a $34,000 inventory reserve) as well as legal and accounting fees associated with the acquisition of Contact by the Company. Additionally the 2001 loss includes a $100,000 charge representing the write down of the Company's investment in MFC and a charge of approximately $30,000 associated with an increase in the inventory reserve at Ty-Breakers.

     At December 31, 2001 the Company had working capital of $96,181 as compared to working capital of $589,554 at December
31, 2000. This decrease of $493,373 is primarily attributable to the Company's operating loss.

     The Company will rely upon the business of its Contact Sports subsidiary for future revenue growth. A comprehensive sales and marketing plan for Contact has been devised and will be implemented if Alfa is successful in raising capital from the ongoing Private Placement of its equity securities. Seventeen qualified independent sales representatives as well as a National Sales Manager have been recruited to sell Contact's products. The Company will continue its ongoing efforts to pursue Ty-Breakers' Custom Business while discontinuing its Extreme Tease and retail product lines. While no assurances can be given at this time, management believes that, subject to the success of Alfa's ongoing Private Placement, Contact's efforts will successfully increase sales and will turn the Company profitable during fiscal year 2003. Contact's projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2002. It is essential for the Company to increase its level of sales in order to allow continued operations.

     In September 2001 Alfa successfully acquired Contact Sports, Inc., a privately held New Jersey manufacturer of fashionable athletic apparel. In connection with the acquisition, the Company isued 650,000 shares of its Common Stock to the former shareholders of the acquired company and issued 400,000 shares of its Common Stock in connection with employment agreements executed concurrent with the acquisition.

     In fiscal 2001, the Company sold 81,500 shares of its Common
Stock to private investors at $1.00 per share and received net proceeds totaling $39,718.




                         (21)

     The Company's previously disclosed efforts in recent years to increase Ty-Breakers' sales have failed to achieve the desired results. The Company's previously disclosed efforts in recent years to acquire or start an operating business with prospects for sustainable revenue growth culminated in the acquisition in September 2001 of Contact. The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations during the last two years and will continue to do so during fiscal 2002 in order to fund Alfa's and Contact's operations. Subject only to the success of Alfa's ongoing Private Placement, it is management's opinion, that Contact is positioned to rapidly grow its sales during fiscal years 2002 and 2003 and that the Company will attain profitability in fiscal year 2003.

     Ty-Breakers plans to continue to market its Tyvek products in its Custom Business where its low overhead enviornment should produce a break even operation at minimum.

     While no assurances can be given at this time, management believes that Contact's marketing efforts if combined with adequate financing from Alfa will successfully increase Contact's sales revenue and turn the Company profitable in 2003 - a goal previously - and erroneously - believed attainable at Ty-Breakers. In order to achieve the increased sales levels, the Company has recruited a nationwide sales representative force for Contact and developed comprehensive sales, marketing, public relations and promotional campaigns for Contact. It will be necessary for Alfa to successfully complete its ongoing Private Placement in order for Contact to fully implement these campaigns.

Impact of Inflation

     The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company

Import Operations

     During the fourth quarter of fiscal 2001, Contact sourced and developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Viet Nam and the United Arab Emirates. As a direct result of these efforts Contact has

                         (22)
realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had heretofore achieved before its acquisition by Alfa. Contact will rely on these sub-contractors for the manufacturing and production of its various apparel products.

     Ty-Breakers will continue to rely primarily on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel.

Forward Looking Statements

     Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that could cause such differences include: the success or failure of Alfa's efforts to secure additional equity capital, the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns, Contact's success in securing agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns, the acceptance in the marketplace of Contact's product line, the growth of the market for the Company's products, the ability of Ty-Breakers to continue to secure custom orders, or the success of Contact's various marketing initiatives.

Item 7.     Financial Statements

     The response to this item is submitted as a separate section to this report commencing on Page F-1.

Item 8.     Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

None


                         (23)

                          PART III

Item 9.     Directors, Executive Officers and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The present Directors and Executive Officers of the Company are as follows:

Name                       Age        Position
----                       ---        --------
Frank J. Drohan            57       Chairman of the Board of
                                    Directors, President, Chief
                                    Executive & Financial Officer

Charles P. Kuczynski       	47       Vice-President, Secretary and
                                    Director

Kye V. Giscombe            32       Director

Salvatore J. Bucchere      58	       Director


     Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board and President and owner of Rif International Corp., a privately held New York company which had extensive overseas activities between 1977 and 1986. Rif ultimately acquired the Ty-Breakers' business, assets and patent
- changed its name to Ty-Breakers Corp. - and was acquired by Alfa on January 23, 1997. Mr. Drohan also serves as a Director and Chairman of the Board of Alfa's wholly owned subsidiary Ty-Breakers Corp. and of its wholly owned subsidiary Contact
Sports, Inc., which was acquired by Alfa in September 2001.

     Charles P. Kuczynski has served as a Director and Secretary of Alfa between 1988 and 1993 and from 1996 to the present. Mr. Kuczynski was employed as Vice-President of Sales for Ty-Breakers from 1993 until its acquisition by Alfa in 1997. Mr. Kuczynski is the inventor of KENSEL and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned to Ty-Breakers. He presently serves as the President, Secretary and a Director of Ty-Breakers. Mr. Kuczynski also serves as a Director and Vice-President of Contact Sports, Inc., Alfa's wholly owned subsidiary acquired in September 2001.

                         (24)

     Kye V. Giscombe founded Contact Sports in 1999 and, since September 2001 when it was acquired by Alfa, he has served as a Director, President and Chief Operating Officer of Contact. Mr. Giscombe is also a Director of Alfa. A native New Yorker, who grew up in and around the urban athletic scene, Mr. Giscombe was educated at John Jay College and the Fashion Institute of Technology of New York. Mr. Giscombe's uncanny eye for style and ability to design athletic apparel landed him the job as designer of custom high school and college team uniforms for Gotham City Sports in New York. Mr. Giscombe has extensive experience designing from a flat sketch to a working sample, textile and graphic design and presentation boards. His athletic experiences includes high school and college basketball, many years in track and field, and over seven years on the gridiron. Mr. Giscombe continues to be involved in the urban basketball scene and his intimate involvement in the creation of Contact and its products, his design and marketing skills and his vast network of associates in the worlds of athletics and music will continue to be of critical importance to the Company's success.

     Mickey Adelman has been the National Sales Manager for Contact since September 2001. He has been continuously employed for decades in increasingly responsible sales and marketing positions since the beginning of his business career. His sales experience spans many levels. He has been a salesman, a Sales Manager, a key account executive, and most recently operates his own successful sales representative business representing major footwear and sports apparel companies. Until joining Contact he represented AND 1, Contact's major competitor. He has traveled extensively throughout the U.S. making direct sales calls at the major retailers, sports specialty stores and mass merchants. Mr. Adelman was personally responsible for several million dollars of sales of AND 1 sports apparel to these retailers. He has attended many national and regional trade shows and as such has numerous personal contacts in the industry - both retail buyers and sales representatives. He will concentrate on Contact's sales efforts and manage the field sales force.

     Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971 Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977 he served as

                         (25)
the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979 he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Co. and since 1982 he has been Chairman of the Board and controlling shareholder of Columbia Products Co. - a leading manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States.

     At December 31, 2001 the Board of Directors of Alfa consisted of Frank J. Drohan, Charles P. Kuczynski, Kye V. Giscombe and Salvatore J. Bucchere. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.

Item 10.     Executive Compensation

     The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of the Company for services in all capacities during the calendar year ended December 31, 2001 for (i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of the Company as a group.

Name of individual       Capacities in           Cash
or number in group        which served           Compensation

Frank J Drohan          Chairman of Board        $ 120,635
                        of Directors, President,
                        Chief Executive

All Executive Officers
as a group (3 persons)                           $ 200,635
-----------------------------------------------------------------
After reasonable inquiry, the Company has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the

                         (26)
group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Employment, Consulting & Sales Representative Agreements

     As part of the acquisition of Contact Sports in September
2001, the Company and Messrs. Drohan and Kuczynski canceled their existing employment agreements and stock options contained therein. The Company executed new employment agreements with three employees (SEE: "Exhibits") and a master sales representative agreement with its National Sales Manager.

     Alfa is obligated through December 31, 2010 to pay its President & Chief Executive Officer, Mr. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for options to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

     Contact is obligated through December 31, 2006 to pay its President, Mr. Giscombe, an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes.

     Alfa is obligated through December 31, 2009 to pay its Vice-
President & Secretary, Mr. Kuczynski, an annual base salary of $55,000, plus an additional amount based on a combination of net sales and earnings before taxes.

     Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements is terminable by the Company as of December 31, 2003 provided that net sales for 2003 is not at least $1,000,000. Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements provide for a signing bonus of 200,000 shares of Common Stock and for options to purchase 50,000 shares of Common Stock at $.25 per share during each of the first 5 years of the employment terms.

     In accordance with the Master Sales Representative Agreement executed by Contact and its National Sales Manager, Mr. Adelman, in September 2001, Contact is obligated to pay Mr. Adelman

                         (27)
various commissions (not to exceed 10%) based on sales of Contact's products. As part of the agreement Alfa granted a total of 50,000 non-qualified stock options to Mr. Adelman. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant. The Master Sales Representative Agreement is terminable by either party upon 30 days written notice to the other party.

     On February 27, 2002, the Company entered into a three year consulting agreement "Consulting Agreement") beginning March 1, 2002, whereby the Consultant will provide advice relating to future acquisitions, obtaining debt financing and raising capital. Compensation for these services and advice of $360,000 per annum plus 200,000 shares of Alfa's unregistered and restricted Common Stock valued at approximately $8,000 is contingent upon completion of the Private Placement of Alfa stock in the amount of $3,000,000 by February 28, 2003 and based on cash flow from operations thereafter. The Consulting Agreement is terminable by either party by giving 30 days notice in writing.

Employment Benefits

     The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 2001 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 2002.

Stock Options

     Effective September 1, 2001, subject to shareholder approval, the Company instituted the "Alfa International Corp. 2001 Stock Option Plan" ("Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and


                         (28)
generally expire five years after the date of grant. The Plan expires on August 31, 2010.

     In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

     In September 2001, in connection with his contract, the Company granted a total of 50,000 non-qualified stock options to its National Sales Manager. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

     As of December 31, 2001 there were no incentive stock options outstanding under the Plan and there were 200,000 non-qualified options issued and outstanding as follows:


Name                  No. of options	  Option Price      Date of
                                                         Grant

Frank J. Drohan          100,000         $0.25          9/l/2001
Charles P. Kuczynski      50,000         $0.25          9/l/2001
Kye V. Giscombe           50,000         $0.25          9/l/2001


     During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007.

     On January 20, 1999, the Company entered into a consulting agreement whereby four sets of stock options were granted - each set consisted of 500,000 shares with the exercise price of each set $.25, $.50 $.75 and $1.00 per share, respectively. The fair value of the options were estimated on the date of grant using the Black-Scholes option - pricing model with the following assumptions: expected life of 3 years; expected volatility of 311%; expected dividend yield of 0% and a risk free interest rate of 6.0 percent and have been recorded as a consulting fee based upon total estimated fair value of $500,000. Options to purchase

                         (29)

1,200,000 shares for $525,000 were exercised in 1999. At December 31, 2001, options to purchase 800,000 shares were exercisable, consisting of 300,000 options at $.75 per share and 500,000 at $1.00 per share. The options expired unexercised on January 20, 2002.


Item 11.     Security Ownership and Certain Beneficial Owners and
Management.

     The following table sets forth, as of December 31, 2001, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.


                              Beneficial           Percent
Name and Address              Ownership (5)

Frank J. Drohan (1)(3)        1,529,186             15.2 %

Charles P. Kuczynski (l)(4)     242,163              2.4 %

Kye V. Giscombe(1)(4)           420,000              4.2%

Robert F. Peacock (2)         3,050,000             30.4 %

All officers and Directors    1,571,349             21.8 %
As a Group of 3 Persons
----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Alfa. Messrs. Drohan & Kuczynski are officers of Alfa.

(2)  The address for Mr. Peacock is c/o the Company.

(3) Does not include Mr. Drohan's 100,000 stock options granted under his employment Agreement. All such options are exercisable at $0.25 per share.

(4)  Does not include Mr. Kuczynski's or Mr. Giscombe's 50,000

                         (30)
stock options granted under each of their respective employment agreements. All such options are exercisable at $0.25 per share.

(5) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.


Item 12.     Certain Relationships and Related Transactions

Medical Freedom Corp.
---------------------

     During 1999 and 2000 Alfa held discussions with and began investing in Medical Freedom Corp., a Delaware corporation ("MFC") which is an Internet based early stage development company controlled by Frank J. Drohan, President of the Company. MFC is a start-up firm in the health care financing business. Although Alfa continues to believe MFC's business plan to be viable its immediate prospects for the additional & necessary venture capital financing necessary to develop its business have waned with the burst of the dot com bubble, the 2001 recession and the events of September 11, 2001. Any future acquisition of MFC by Alfa, which acquisition is not presently planned, would be subject to the approval of the shareholders of Alfa with Mr. Drohan abstaining in such shareholder vote. As of December 2001 Alfa has fully reserved its $100,000 investment in MFC.



Item 13.      Exhibits and Reports on Form 8-K

(a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                   Page
Numbers      Description                                  Number


3.1          Articles of Incorporation, as amended          *

3.2          By-Laws                                        *

                         (31)

10.1         Drohan Employment Agreement                  E-1


10.2         Kuczynski Employment Agreement               E-9


10.3         Giscombe Employment Agreement                E-17


10.4         B&G Corp. Consulting Agreement               E-24


10.5         Merger Agreement among the Company,
             a subsidiary of the Company and Contact       **


21.1         Subsidiaries                                  **




*     Previously filed as exhibits to Alfa's Registration
Statement on Form S-1 (File No. 33-18591) filed with the
Securities and Exchange Commission and incorporated herein by reference thereto.

**     Previously filed with the Securities and Exchange
Commission as exhibits to Alfa's Reports on Form 8-K dated
January 27, 1997, September 26, 2001 and December 3, 2001.



(b)     Reports on Form 8-K


Report on Form 8-K dated September 26, 2001

Report on Form 8-K dated December 3, 2001 which includes the certified financial statements for Contact as of July 31, 2001, pro forma financial statements for Alfa and a copy of the Merger
Agreement among Alfa, a subsidiary of Alfa and Contact.



                         (32)

                       SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Alfa International Corp.


     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive & Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Secretary and Director

     By:     /s/ Kye V. Giscombe
             KYE V. GISCOMBE,
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director



Dated: April 15, 2002

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

Name                        Title                      Date
----                        -----                      ----

                        Chairman of the Board,
s/ Frank J. Drohan      President and Chief        April 15, 2002
FRANK J. DROHAN         Executive & Financial
                        Officer

                         (33)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Alfa International Corp.

We have audited the accompanying consolidated balance sheets of Alfa International Corp. and subsidiaries as of December 31,2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International Corp. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's financial position at December 31, 2001 and results of operations and cash flows to December 31, 2001 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             WISS & COMPANY, LLP



Red Bank, New Jersey
January 31, 2002, except as to Note 8
which is as of February 27, 2002

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2001               2000
                                                   --------           -------
CURRENT ASSETS:
  Cash and equivalents                            $  28,486         $ 527,066
  Accounts receivable                                   -                 394
  Inventories:
   Raw materials                                      6,585            15,511
   Work-in-process                                    2,198             1,758
   Finished goods                                    66,370            25,756
  Prepaid expenses                                   20,637             1,843
  Due from Affiliate                                    -              18,875
                                                   --------          --------
       Total Current Assets                         124,276           591,203
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      49,445            44,757
  General plant                                      22,598            22,598
  Furniture and fixtures                              5,006             5,006
                                                   --------          --------
                                                     77,049            72,361
  less: Accumulated depreciation and amortization    64,062            56,558
                                                   --------          --------
                                                     12,987            15,803
                                                   --------          --------
OTHER ASSETS:
  Note receivable                                    66,625            37,500
  Other assets                                          789             1,500
                                                   --------          --------
                                                     67,414            39,000
                                                   --------          --------
                                                  $ 204,677         $ 646,006
                                                   ========           =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   10,081         $     -
  Note payable                                       14,200               -
  Accrued expenses and other current liabilities      3,814             1,649
                                                   --------          --------
        Total Current Liabilities                    28,095             1,649
                                                   --------          --------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: authorized
   978,400 shares                                      -                 -
Common stock - $.01 par value: authorized
   15,000,000 shares; issued and
   outstanding 10,038,688 in 2001
   and 8,907,148 in 2000                            100,387            89,071
Capital in excess of par value                    5,879,923         5,800,521
Retained earnings (deficit)                      (5,803,728)       (5,245,235)
                                                  ---------         ---------
        Total Stockholders' Equity                  176,582           644,357
                                                  ---------         ---------
                                                 $  204,677        $  646,006
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2001             2000
                                                      ----------- -----------
REVENUES:
  Net Sales                                       $    27,538      $   164,027
  Royalty Income                                       10,000              -
                                                   ----------       ----------
                                                       37,538          164,027
                                                   ----------       ----------

COSTS AND EXPENSES:
  Cost of sales                                        85,571           98,560
  Selling, general and administrative                 425,442          416,232
  Write down of investment                            100,000              -
  Interest income                                     (14,982)         (14,688)
                                                   ----------       ----------
                                                      596,031          500,104
                                                   ----------       ----------

NET LOSS                                          $  (558,493)     $  (336,077)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       9,256,258        7,951,535
                                                   ==========       ===========


BASIC AND DILUTED LOSS PER SHARE                  $      (.06)     $      (.04)
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                                            F-3

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Common Stock          Capital in     Retained
                                                   Par        Excess of      Earnings
                                      Shares      Value       Par Value      (Deficit)
                                     -----------------------------------------------

BALANCES AT  DECEMBER 31, 1999       7,641,398  $  76,414    $ 5,181,703    $ (4,909,158)
                                     ---------  ---------    -----------    -------------
Issuance of common stock for
     cash, less related costs        1,265,750     12,657        618,818            -
Net loss                                  -          -              -           (336,077)
                                     ---------  ---------     ----------     ------------
YEAR ENDED DECEMBER 31, 2000:        8,907,148     89,071      5,800,521      (5,245,235)
                                     ---------  ---------     ----------     ------------

Issuance of common stock for
     cash, less related costs           81,500        815         38,903            -
Issuance of common stock for
     purchase of business              650,000      6,500         32,500            -
Issuance of common stock pursuant
     to employment agreements          400,000      4,000          8,000            -
Adjustment                                  40          1             (1)           -
Net loss                                   -          -              -          (558,493)
                                     ---------  ---------     ----------     ------------
YEAR ENDED DECEMBER 31, 2001        10,038,688  $ 100,387     $5,879,923     $(5,803,728)
                                    ==========  =========     ==========     ============

See accompanying notes to consolidated financial statements.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2001          2000
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (558,493)   $ (336,077)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Inventory reserve                                          64,303           -
    Depreciation and amortization                               7,504         6,688
    Write down of investment                                  100,000            -
    Stock issued for compensation                              12,000            -
    Changes in operating assets and liabilities:
      Accounts receivable                                       2,394         8,270
      Inventories                                               4,159        (1,728)
      Prepaid expenses                                        (18,794)        2,609
      Accounts payable                                         (2,919)         (519)
      Other assets                                                711        (1,500)
      Due from affiliate                                           -        (18,875)
      Accrued expenses                                          2,165        (3,652)
                                                            ----------    ----------
         Net cash flows from operating activities            (386,970)     (344,784)
                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of net assets of acquired business                     (26,000)         -
  Acquisition of property and equipment                        (4,688)       (7,037)
  Investment                                                  (81,825)          -
                                                           ----------    -----------
         Net cash flows from investing activities            (111,813)       (7,037)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       39,718        631,475
  Payments on note payable                                    (10,390)         -
  Note receivable-placement agent                             (29,125)       (37,500)
                                                             ----------    ----------
         Net cash flows from financing activities                 203        593,975
                                                             ----------    ----------

NET CHANGE IN CASH AND EQUIVALENTS                           (498,580)       242,154

CASH AND EQUIVALENTS, BEGINNING OF YEAR                       527,066        284,912
                                                             ----------    ----------
CASH AND EQUIVALENTS, END OF YEAR                          $   28,486      $ 527,066
                                                           ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                            $      377      $    -
                                                           ==========      ==========
  Due from placement agent exchanged for note receivable   $   37,500      $    -
                                                           ==========      ==========
  Reduction in note payable in exchange for inventory      $   25,410      $    -
                                                           ==========      ==========
  Due from affiliate exchanged for investment              $   18,875      $    -
                                                           ==========      ==========


     Noncash investing activity-
     Acquisition of business:
        Fair value of assets acquired                      $  115,000      $    -
        Stock issued to sellers                               (39,000)          -
        Note payable                                          (50,000)          -
                                                            ----------      ----------
        Net cash payment                                   $   26,000      $    -
                                                           ==========      ===========

See accompanying notes to consolidated financial statements.


             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Alfa International Corp. ("Alfa") and its wholly-owned subsidiaries, Ty-Breakers Corp. ("Ty-Breakers") and Contact Sports, Inc. ("Contact Sports") collectively referred to as the "Company". All intercompany transactions have been eliminated in consolidation.

     Nature of the Business - Alfa is a holding company which operates through its Ty-Breakers and Contact Sports subsidiaries. Ty-Breakers is a manufacturer and distributor of Tyvek apparel products which are for sale primarily in the United States. All of Ty-Breakers' Tyvek is purchased from one unrelated supplier who is the sole producer of Tyvek. Contact Sports designs, manufactures and distributes athletic apparel.

     Financial Instruments - Financial instruments include cash, accounts and note receivable, accounts and note payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Revenue Recognition - The Company follows the guidelines of
SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements" (SAB101). Revenue from the sale of products is recognized upon shipment.

     Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.
                             F-6

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of Credit Risk - The Companies maintain cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At times, such balances may be in excess of the FDIC insurance limit.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 2001 and 2000, inventories were reduced by $64,303 and $-0-, respectively, for quantities on hand in excess of normal usage. Management believes that the resulting reserves of $129,758 and $65,853 at December 31, 2001 and 2000, respectively, are adequate.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using an accelerated method over estimated lives of 5 to 7 years.

     Income Taxes - The Company is subject to income taxes at both the Federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation.

     Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The provision for income taxes is determined by applying the provisions of the applicable enacted tax laws to taxable income for that period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Advertising Costs - Advertising costs of $9,389 in 2001 and
$5,034 in 2000 were expensed as incurred.

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


grant over the amount an employee must pay to acquire the stock.
Because the Company grants options at a price equal to the market price of the stock on the dates of grant, no compensation expense is recorded.

     The Company did not grant any stock options to employees during 2000.

     Had compensation cost been based upon fair value of the option on the date of grant, as prescribed by SFAS 123, the Company's proforma net loss and net loss per share would have been $(562,691) and $(.06) respectively, in 2001 and unchanged in 2000. The fair market value of these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions: risk-free interest rate of 5.50%; no dividend yield; volatility factor of 229% and a weighted-average expected life of ten years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

     Net Loss Per Share - Basic and diluted loss per share are based upon the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

Recently Issued Accounting Pronouncements - In June 2001, the
FASB issued SFAS No. 141, "Business Combinations", which

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". The scope of this statement requires all business combinations to be accounted for using one method - the purchase method, and applies to all business combinations initiated after June 30, 2001. This statement was adopted by the Company for all combinations entered into after June 30, 2001, and is not expected to have an impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", which supercedes APB No. 17, "Intangible Assets". This statement addresses how acquired intangible assets shall be accounted for in financial statements upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is required to be adopted in the first interim financial statement starting with fiscal years beginning after December 15, 2001. This statement will be adopted by the Company in the first interim financial statement for the year ending December 31, 2002. Adoption of this statement is not expected to have an impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets". FASB 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies provision guidance under FASB 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of". The Company will be required to adopt FASB 144 in 2002. The adoption of FASB 144 is not expected to have a significant effect on the Company's consolidated operations, financial position or cash flows.

NOTE 2  - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In an effort to attain profitable operations, the Company will attempt to increase sales by concentrating its efforts on the marketing of its new Contact Sports athletic apparel product line. Should the Company be unsuccessful in its attempts to increase sales, the Company may not be able to continue operations.


NOTE 3  - PURCHASE OF BUSINESS:

     On September 25, 2001, Contact Sports, a newly formed wholly-owned subsidiary of Alfa, incorporated in New York, completed the acquisition of 100% of the outstanding common stock of Contact Sports, Inc., an unrelated New Jersey corporation in exchange for 650,000 shares of Alfa's unregistered and restricted common stock with a fair market value of $39,000, a note payable for $50,000 bearing interest at 8% per annum due in five monthly installments of $10,000 plus interest through February 2002 and $26,000 in cash. The purchase price of $115,000 was allocated to accounts receivable ($2,000), inventory ($126,000) and accounts payable ($13,000). The note payable was subsequently reduced by $25,410 in exchange for the return of inventory.


     The following unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000, assume the Contact Sports acquisition had occurred on January 1, 2000, giving effect to purchase accounting adjustments. The pro forma results have been prepared for informational purposes only and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         Year Ended December 31
                                         ----------------------
                                          2001           2002
                                         -----           ----
Net Sales                                $54,994       $178,715
                                         =======       ========

Net Loss                                ($717,399)    ($394,441)
                                        ==========    ==========
Basic and diluted loss per share          ($.07)        ($.05)
                                        ==========    ==========
NOTE 4  - COMMITMENTS:

     Leases - The Company leases its executive office in Jersey City, New Jersey on a month-to-month basis and additional office and warehouse space in Brooklyn, NY under a lease expiring December 31, 2002. Rent expense for 2001 and 2000 was $13,101 and $10,800, respectively.

     Employment Agreements - Contact Sports is obligated through December 31, 2006 to pay its President an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes. Alfa is obligated through December 31, 2009 to pay its Vice-President an annual base salary of $55,000, plus an additional amount based on a combination of net sales and earnings before taxes. Each of the above agreements is terminable by the Company as of December 31, 2003 provided that net sales for 2003 is not at least $1,000,000. Alfa is obligated to pay its President/CEO an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes.

NOTE 5  - STOCKHOLDERS' EQUITY:

     Preferred Stock - Alfa has 978,400 shares of undesignated preferred stock which may be issued with such rights and preferences as the Board of Directors may determine. Therefore, the undesignated preferred stock may be issued with liquidation, dividend, voting and other rights superior to those of existing common shareholders, including the right to elect a controlling number of directors as a class.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Option Plan - Effective September 1, 2001, subject to shareholder approval, the Company instituted the "Alfa International Corp. 2001 Stock Option Plan" ("Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.


     In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant. None of these options were exercisable at December 31, 2001.


     In September 2001, in connection with his contract, the Company granted a total of 50,000 non-qualified stock options to an independent sales representative. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant. None of these options were exercisable at December 31, 2001.


     During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On January 20, 1999, the Company entered into a consulting agreement ("Consulting Agreement") whereby four sets of stock options were granted - each set consisted of 500,000 shares with the exercise price of each set $.25, $.50 $.75 and $1.00 per share, respectively. The fair value of the options were estimated on the date of grant using the Black-Scholes option pricing model and have been recorded as a consulting fee based upon total estimated fair value of $500,000. Options to purchase 1,200,000 shares for $525,000 were exercised in 1999. At December 31, 2001, options to purchase 800,000 shares were exercisable, consisting of 300,000 options at $.75 per share and 500,000 at $1.00 per share. The options expired on January 20, 2002.


     There were 1,975,000 options outstanding at December 31, 2001 with a weighted-average exercise price of $.51 per share and a weighted-average remaining life of approximately 5.56 years.


     A total of 925,000 options were exercisable at December 31, 2000 and 2001 with a weighted-average exercise price of $.80 per share.



NOTE 6 - WRITE DOWN OF INVESTMENT:

     In December 2001, the Company wrote down its $100,000 investment in Medical Freedom Corp. ("MFC"). MFC is an early stage Internet based entity controlled by the President/CEO of Alfa.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7  - INCOME TAXES:

     Deferred tax asset is comprised of the following:

                                         December 31,
                                    ----------------------
                                       2001        2000
                                    ----------  ----------
Federal net operating loss
  carryforwards                     $2,072,000  $2,050,000
State net operating loss
  carryforwards, net of
  federal tax benefit                  333,000     300,000
Other reserves                         168,000        -
                                    ----------  ----------
                                     2,573,000   2,350,000
Less: Valuation allowance            2,573,000   2,350,000
                                    ----------  ----------
                                    $     -     $     -
                                    ==========  ==========



     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2001 and 2000.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2001.

     At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $6,400,000 which expire beginning in 2004. The Company's issuance of shares during fiscal 1995 and subsequent thereto results in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which limits the Company's use of these net operating loss carryforwards.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENT:

     On February 27, 2002 the Company entered into a three year consulting agreement ("Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future acquisitions, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock, Alfa will issue 200,000 shares of its unregistered and restricted common stock valued at approximately $8,000 to the consultant and also pay compensation of $360,000 per annum to the consultant, giving consideration to Alfa's cash flow from operations. The Agreement is terminable by either party by giving 30 days notice in writing.

     The Agreement is with an entity whose principals are also the principals of the company with whom Alfa has a note receivable (the "Note") for $66,625 at December 31, 2001. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement.












                             F-15
28