Form 10QSB
period 2002-03-31
ALFA INTERNATIONAL CORP
filed 2002-05-20
CIK 820600

                        FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2002
                                ______________

Commission File Number: 0-17264
                        _______


                       ALFA International Corp.
         _______________________________________________________
         (Exact name of registrant as specified in its charter)


    New Jersey                                22-2216835
________________________________        ______________________
State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)       Identification Number)


            107 Industrial Drive, Jersey City, New Jersey 07305
                _________________________________________
                (Address of principal executive offices)


                            (201) 332-2200
         ____________________________________________________
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No

As of May 15, 2002, the registrant had outstanding 10,038,688 shares of Common Stock, par value $.01 per share.

                            (1)

                ALFA INTERNATIONAL CORP.AND SUBSIDIARIES
                                 INDEX
                     PART I - FINANCIAL INFORMATION



ITEM 1:        FINANCIAL STATEMENTS


             CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 2001
             MARCH 31, 2002

             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2001
             THREE MONTHS ENDED MARCH 31, 2002

             CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,2002

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2001
             THREE MONTHS ENDED MARCH 31, 2002


             NOTES TO FINANCIAL STATEMENTS



ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                      PART II  -  OTHER INFORMATION



ITEM 6:          EXHIBITS AND REPORT ON FORM 8-K




                            (2)

                           ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                          March 31,         December 31,
                                           2002                 2001
                                         ----------         ------------
                                         (Unaudited)            Note 1
                                         ----------         ------------
ASSETS

CURRENT ASSETS:
Cash and equivalents                     $    1,503         $   28,486
Accounts receivable                          24,532                -
Inventory                                    54,283             75,153
Prepaid commissions                          15,000             15,000
Prepaid expenses and other
   current assets                            11,436              5,637
                                           --------           --------
  Total Current Assets                      106,754            124,276
                                           --------           --------
PROPERTY AND EQUIPMENT:
Office & computer equipment                  49,692             49,445
General plant                                 8,843             22,598
Furniture & fixtures                          5,006              5,006
                                             ------             ------
                                             63,541             77,049
Less: Accumulated depreciation              (50,806)           (64,062)
                                            -------            -------
                                             12,735             12,987
                                            -------            -------
OTHER ASSETS:
 Note Receivable                             66,625             66,625
 Other assets                                   602                789
                                           --------            -------
                                             67,227             67,414
                                           --------            -------
                                        $   186,716         $  204,677
                                        ===========         ==========


LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES:
Accounts payable                        $    47,975         $   10,081
8% Note payable                              14,024             14,200
Accrued payroll                              53,256                -
Accrued expenses and
 other current liabilities                    6,195              3,814
Loans payable                                34,000                -
                                            -------           --------
    Total Current Liabilities               155,450             28,095
                                            -------           --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $ .01 par value
Authorized - 15,000,000 shares;
issued and outstanding 10,038,688
Shares                                      100,387            100,387
Capital in excess of par value            5,879,923          5,879,923
Retained earnings (deficit)              (5,949,044)        (5,803,728)
                                         -----------        ----------
     Total Stockholders' Equity              31,266            176,582
                                         -----------        ----------
                                        $   186,716         $  204,677
                                        ===========         ==========

            (See accompanying notes to consolidated financial statements)

                                       (3)

                           ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           ---------------------------------------
                                       (UNAUDITED)
                                               THREE  MONTHS  ENDED
                                                     MARCH 31,
                                            ---------------------------
                                             2002                    2001
                                            ------                  ------
REVENUES:
Net sales                                $   25,651              $    7,787
Royalty income                                  586                  10,000
                                           --------                --------
                                             26,237                  17,787
                                           --------                --------
COSTS AND EXPENSES:
Cost of sales                                24,821                   2,352
Selling, general and administrative         153,473                  66,737
Interest income                              (1,491)                 (4,674)
Gain on sale of equipment                    (5,250)                    -
                                            -------               ---------
                                            171,553                  64,415
                                            -------               ---------
NET LOSS                                 $ (145,316)             $  (46,628)
                                         ===========              ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    10,038,688               8,941,315
                                         ==========               =========
NET LOSS PER SHARE                       $ (.01)                $  (.01 )
                                         ==========             ===========

            (See accompanying notes to consolidated financial statements)

                                         (4)

                                ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     ----------------------------------------------------------
                                            (UNAUDITED)

                             Common Stock
                        ----------------------     Capital in          Retained
                                        Par        Excess of           Earnings
                         Shares         Value      Par Value           (Deficit)
                        --------        ------     ----------        -----------
Balances at
December 31,
2001                  10,038,688     $ 100,387      $ 5,879,923       $ (5,803,728)

Net loss for
the three
months ended
March 31, 2002            -                -              -               (145,316)
                      ---------       ----------     -----------       -----------



Balances at
March 31, 2002        10,038,688     $ 100,387      $ 5,879,923       $ (5,949,044)
                      ----------     ---------       -----------        ------------

            (See accompanying notes to consolidated financial statements)

                                        (5)

                               ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ----------------------------------------
                                             (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                               2002           2001
                                                               ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                          $(145,316)      $ ( 46,628)
         Adjustments to reconcile net loss to net cash
         flows from operating activities:
            Depreciation and amortization                        500            1,500
            Gain on sale of equipment                         (5,250)             -
            Inventory Reserve                                (11,970)             -
            Changes in operating assets and liabilities:
              Accounts receivable                            (24,532)            (252)
              Inventories                                     32,839            2,585
              Prepaid expenses                                (5,799)         (40,089)
              Accounts payable                                37,894              -
              Other assets                                       187          (18,875)
              Due from affiliate                                 -            (32,118)
              Accrued expenses                                55,637           (1,649)
                                                            --------         --------
                 Net cash flows from operating activities    (65,810)        (135,526)
                                                            --------         --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment                 (247)          (1,502)
         Proceeds from sale of equipment                       5,250              -
                                                            ---------        --------
               Net cash flows from investing activities        5,003           (1,502)
                                                            ---------        --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                   -            49,500
         Payments on note-payable                               (176)             -
         Proceeds from short term loans                       34,000              -
                                                             --------         -------
               Net cash flows from financing activities       33,824           49,500
                                                             --------         --------

     NET CHANGE IN CASH AND EQUIVALENTS                     ( 26,983)         (87,528)
                                                            ---------          -------


     CASH AND EQUIVALENTS, BEGINNING OF PERIOD                28,486          527,066
                                                            ---------         -------

     CASH AND EQUIVALENTS, END OF PERIOD                   $   1,503       $  439,538
                                                           =========         =========

     SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid (refunded)                               -              -
                                                            ========        =========

     Interest paid                                         $      52       $   -
                                                           =========       ===========




            (See accompanying notes to consolidated financial statements)



                                      (6)











            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has two wholly owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in their consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.


NOTE 2 - GOING CONCERN AND LIQUIDITY:

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to increase sales and thereby attain profitable operations. The Company is attempting to increase sales through increased marketing efforts at its Contact Sports subsidiary. Should the Company be unsuccessful in its attempts to increase sales, the Company may not be able to continue operations.


                            (7)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 3 - 8% NOTE PAYABLE:

The 8% note payable in the amount of $14,024 together with all accumulated interest thereon was paid in full on April 30, 2002.


NOTE 4 - LOANS PAYABLE:

The loans payable in the amount of $34,000 represent loans to the Company of $20,000 from an unaffiliated third party and $14,000 from an officer of the Company. The loans are due upon demand and are expected to be paid before June 30, 2002.


NOTE 5 - CONSULTING AGREEMENT AND NOTE RECEIVABLE:

On February 27, 2002 the Company entered into a three year consulting agreement ("Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock, Alfa will issue 200,000 shares of its unregistered and restricted common stock valued at approximately $8,000 to the consultant and also pay compensation of $360,000 per annum to the consultant, giving consideration to Alfa's cash flow from operations. The Agreement is terminable by either party by giving 30 days notice in writing.

     The Agreement is with an entity whose principals are also the principals of the company with whom Alfa has a note receivable (the "Note") for $66,625 at March 31, 2002. The
Agreement does not modify the terms of the Note or the entity's

                            (8)
obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement.

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year
2001 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. All other financial statements are unaudited.

All of the Company's operations are conducted through its wholly owned subsidiaries: Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers"). The Company acquired Contact in
September 2001.

Contact
-------
Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear. Alfa intends to concentrate the majority of its ongoing efforts on the development and expansion of Contact's business and brand.

During the first quarter of 2002 Contact concentrated on its promotional and marketing efforts. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the "NBA All Star Weekend" where it held a fashion show of all its apparel offerings. Contact hired several major recording stars to perform at the party and professional basketball players and buyers from major retailers were in attendance.

In April 2002 Contact signed a four-year consulting agreement (the "Volkov Agreement") with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr.Volkov rose to international prominence as a starting power forward on the Soviet National Team that won the gold medal at the 1988 Seoul Olympics. He was the first Soviet athlete to play in the NBA - starting for the Atlanta Hawks from

                            (9)

1989 through 1992. From 1993 through 1999 he played for several professional European teams. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League (NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine, and is the founder, co-owner and player for "B.C. Kiev" - Basketball Club of Kiev - a professional team that plays in the NEBL. In May, 2002 Mr. Volkov was elected a member of the board of directors of FIBA - Federation Internationale de Basketball, an independent non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body.

The Volkov Agreement contemplates Mr. Volkov's involvement in the company's marketing and sales efforts in the United States, Europe and the states of the former Soviet Union. Specifically Mr. Volkov will assist the company in securing the services of active NBA players to participate in Contact Sports advertising and marketing campaigns. He will also assist in the recruitment of local star players in Europe and Ukraine for Contact's marketing efforts in those markets. Mr. Volkov has also agreed to assist Contact in its sales and distribution efforts in Ukraine and Europe through personal introductions to the relevant sports apparel importers and marketers in these markets. In May 2002, Mr. Volkov introduced Contact to a large wholesaler / retailer in Ukraine who has expressed interest in purchasing Contact's products.

In addition to the sale of products to several NEBL teams, the ongoing television coverage, public relations and media advertising resulting from the Official Sponsorship(s) is expected to create additional exposure for Contact's products and brand.

Contact is sponsoring Mr. Volkov's basketball team "B.C. Kiev" in Kiev, Ukraine and is also sponsoring the Ukranian National Team in the Global Games being played in Dallas in July 2002. In May 2002 Mr. Volkov introduced Contact to Mr. Donnie Nelson, assistant coach of the Dallas Mavericks and honorary chairman of the Global Games. Mr. Nelson and Contact subsequently agreed that Contact would be the primary sponsor of the Global Games as well as the United States National Team which will play in the Global Games. The Global Games is an international basketball

                            (10)
tournament that annually brings the world's top amateur basketball players to Dallas, Texas. This year's event will include men's junior national teams (ages 22 and under) from Mexico, Yugoslavia, Croatia, Puerto Rico, Germany, Ukraine, the United States and a team from the continent of Africa. The Global Games will be played in Dallas, Texas from July 4th to July 9th, 2002. Contact, as the primary sponsor, of the Global Games expects to receive significant recognition and brand enhancement via print, radio and television coverage.

Contact is preparing its own significant radio, television and print advertising, marketing and public relations campaign for the fourth quarter of 2002. It is anticipated that several major recording stars and professional basketball players will be prominently featured in this campaign. Implementation of the campaign is subject to receipt of the proceeds from the Private Placement.

Contact's product line consists of several collections of basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports and a Fall line of sweat suits, jackets and outerwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, micro-fiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

Contact will market its products through industry trade shows, advertising, promotional events & parties which it sponsors, street teams, tie-ins with rap artists, fashion shows, direct mail and print, radio and television advertising. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

Contact has hired a national sales manager and has engaged the services of seventeen additional sales representatives across the United States to sell its products to retail stores nationwide. All of these sales representatives are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that the Company has targeted as its potential customers. The Contact

                            (11)
marketing plan is particularly directed at establishing a "brand identity" for Contact and in this regard the Company intends to contract with one or more professional athletes as well as one or more nationally known recording artists to produce the aforementioned print and video advertising campaign. This campaign is intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts. Negotiations with the athletes, recording artists and major retailers are ongoing.

Contact expects initial product placements of its tee shirt line to begin at selected retailers in the second or third quarter of 2002. Plans call for the tee shirt line to lead to follow-on sales of the core athletic and fall collections which will be coordinated with the aforementioned advertising and marketing efforts in and around the retail stores carrying the line. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no such assurance can be given at this time.

Contact plans to contract with a major national warehouse distributor who will receive and store Contact's inventory from overseas vendors, pick, pack and ship orders to Contact's customers, perform all inventory and billing accounting functions for Contact on such orders and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the sales and marketing of Contact's products. During fiscal 2002 Contact plans to launch www.contactsports.net where customers may view its product line and marketing materials.

Contact intends to recruit additional independent sales representatives and assemble a national sales representative force to sell its apparel to retail stores. Attendance at trade shows, print, radio and television advertising and a worldwide web presence will supplement Contact's marketing efforts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact's products.

Ty-Breakers
-----------
Ty-Breakers concentrates on marketing imprinted promotional products and apparel - mostly jackets - made from Tyvek and

                            (12)

Kensel fabric material to corporate end users (the "Custom Business"). Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained for products associated with the Custom Business. These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com. These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

Tyvek is a registered trademark of the Du Pont Company. Kensel is a registered trademark of Ty-Breakers used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Products made from either Tyvek or Kensel can be printed with the color and clarity of a Kodak photograph, but Kensel products have a more substantial "feel" than products made from Tyvek alone.

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

Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000 Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Ty-Breakers may

                            (13)
purchase the Kensel fabric material for its Ty-Breakers' products directly from Du Pont (at discounted prices) or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may manufacture and use Kensel material in its own products but may no longer sell Kensel fabric material to others. Ty-Breakers will however be paid a royalty on all such sales of Kensel fabric by Du Pont to others. Ty-Breakers' royalty payments from DuPont are not expected to be material.


Alfa
----
During the first quarter of 2002 Alfa concentrated on its capital raising activities. The Company and a "Consultant" entered into a consulting agreement effective March 1, 2002 under which the Consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt & equity capital, merger and acquisition advice & services and corporate finance advice. The Consultant introduced Contact to Mr. Volkov and was instrumental in negotiating the Volkov Agreement. The Consultant also introduced Alfa to several registered broker/dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its preferred stock and warrants. Net proceeds, after payment of broker and Consultant fees, from sales of Units will be used for general working capital requirements and to expand Contact's aforementioned sales and marketing activities, and otherwise at the sole discretion of management.

Alfa intends to concentrate its efforts on building its Contact subsidiary's business and brand awareness.

The Company (Alfa, Ty-Breakers & Contact) maintains its corporate offices at 107 Industrial Drive, Jersey City, NJ 07305. The premises, along with warehouse space, are leased by Ty-Breakers on a month to month basis from an unaffiliated third party. Contact maintains a branch office at 7 Metrotech Center, Brooklyn NY 11201 which is leased by Contact from an unaffiliated third party under a lease expiring December 31,


                            (14)

2002. As the Company's business plans unfold, and depending upon future events, the Company may move Alfa, Ty-Breakers and/or
Contact to different locations.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2002 vs.
THREE MONTHS ENDED MARCH 31,2001

The Company experienced an increase in net sales revenue of $17,864 (229%)for the first quarter of 2002 as compared to the same period in the previous year. This sales revenue increase resulted from Contact's sales in the first quarter of 2002. Royalty income from Ty-Breakers' Patent License Agreement with DuPont decreased by $9,414 compared to the same period in the previous year and is not expected to be significant in the future. The cost of sales percentage for the first quarter of 2002 was 97% and the gross profit percentage was 3%. The cost of sales and gross profit percentages in the first quarter of 2002 are a result price markdowns at Contact to close out old inventory from a previous season which Contact owned at the time of its acquisition by Alfa. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned percentages are not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%. Going forward, moreover, Contact's inventory which will be subject to close out price markdowns - while expected to increase in line with sales growth - is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses increased by $86,736 (130%) during the first quarter of 2002 compared to the first quarter of 2001. This increase is almost entirely attributable to the promotional and advertising expenses associated with the Contact Sports NBA All-Star Weekend party at Philadelphia in February 2002.

The Company experienced a net loss of $145,316 for the first quarter of 2002 as compared to a net loss of $46,628 during the same period in the previous fiscal year. This increase of

                            (15)

$98,688 (212%) is primarily attributable to increased salary expenses associated with new employees and the increased promotional and advertising expenses mentioned above. The continued losses for the Company are attributable to the

Company's failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing and promotional expenditures - which are expected to be significant - will depress earnings in 2002 but that a profitable level of sales may be attained before the end of fiscal year 2003 as a result of those marketing efforts. The proceeds that the Company expects to receive from the Private Placement during 2002 will be necessary to allow the Company to implement its marketing plan for Contact. Inventory decreased by $20,870 during the first quarter of 2002 compared to the same period in the previous fiscal year due to the liquidation of certain inventory at Contact during the quarter.


LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows during the first quarter of 2002 due primarily to its operating loss. At March 31, 2002 the Company had negative working capital of ($48,696) as compared to working capital of $96,181 at December 31, 2001. This decrease of $144,877 is attributable to the Company's loss during the period.

Accounts payable, accrued expenses, accrued payroll and short term loans payable increased by a total of $113,331 during the first quarter of 2002 compared to the same period in the previous fiscal year due to the Company's perilous cash position. These items are expected to be paid with the proceeds of the Private Placement. The 8% Note Payable in the amount of $14,024 was paid in full on April 30, 2002. Accounts receivable increased by $24,532 during the first quarter of 2002 compared to the same period in the previous fiscal year due to Contact's sales.

In order to increase Contact's level of sales, management plans to aggressively market its products to retail stores nationwide and to wholesalers and retailers in Ukraine and Europe. Ty-Breakers will continue marketing its custom printed Tyvek

                            (16)
products into the (premium & incentive ) Custom Market. An exhaustive marketing and promotional campaign for Contact is in the final stages of development. The implementation of this campaign is contingent upon the receipt by the Company of the proceeds from the Private Placement. While no assurances can be given at this time, management believes that such marketing efforts will be successful in increasing Contact's sales and turning the Company profitable by the end of fiscal year 2003. Revenues (and associated sales & marketing expenses) are projected to increase significantly in fiscal years 2002 and 2003. It is essential for the Company to increase its level of sales in order to allow continued operations.





FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the success or failure of Alfa's efforts to secure additional equity capital, the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns, Contact's success in securing agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns, the acceptance in the marketplace of Contact's product line, the growth of the market for the Company's products, the ability of Ty-Breakers to continue to secure custom orders, or the success of Contact's various other marketing initiatives.




                            (17)

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


DATED: May 20, 2002             ALFA INTERNATIONAL CORP.
                                (Registrant)




                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (18)