Form 10QSB
period 2002-06-30
ALFA INTERNATIONAL CORP
filed 2002-08-19
CIK 820600

                     FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2002
                                _____________

Commission File Number: 0-17264
                        _______



                 ALFA International Corp.
    ____________________________________________________
   (Exact name of registrant as specified in its charter)



       New Jersey                           22-2216835
________________________________       _____________________
State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)      Identification Number)




      107 Industrial Drive, Jersey City, New Jersey 07305
      ___________________________________________________
            (Address of principal executive offices)


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

As of August 19, 2002 the registrant had outstanding 10,488,688 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        BALANCE SHEETS
        DECEMBER 31, 2001
        JUNE 30, 2002

        STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED JUNE 30, 2001
        THREE MONTHS ENDED JUNE 30, 2002

        SIX MONTHS ENDED JUNE 30, 2001
        SIX MONTHS ENDED JUNE 30, 2002

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        SIX MONTHS ENDED JUNE 30, 2002

        STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 30, 2001
        SIX MONTHS ENDED JUNE 30, 2002


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

              PART II  -  OTHER INFORMATION

ITEM 2:    CHANGES IN SECURITIES

ITEM 5.    OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K



                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      June  30,         December 31,
                                        2002               2001
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 146,131         $  28,486
Inventory                                22,630            75,153
Prepaid expenses                          9,691            20,637
                                       --------          --------
        Total Current Assets            178,452           124,276
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            49,769            49,445
  General Plant                           8,843            22,598
  Furniture & Fixtures                    5,006             5,006
                                       --------          --------
                                         63,618            77,049
  Less:  Accumulated depreciation       (51,307)          (64,062)
                                       --------          --------
                                         12,311            12,987
                                       --------          --------
OTHER ASSETS:
Note Receivable                          66,625            66,625
Other assets                                -                 789
                                       --------          --------
                                         66,625            67,414
                                       --------          --------
Total Assets                          $ 257,388         $ 204,677
                                       --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  53,176          $ 10,081
8% Note payable                              -             14,200
Accrued payroll                         103,095                -
Accrued expenses and other current
    liabilities                          49,851             3,814
Loan payable - officer                   14,000                -
Dividends payable                         1,200                -
                                       ---------         --------
        Total Current Liabilities       221,322            28,095
                                       ---------         --------

STOCKHOLDERS' EQUITY:
Common stock - $ .01 par value
Authorized - 15,000,000 shares
Issued and to be issued -
  10,488,688 and 10,038,688 shares.     104,887           100,387
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock
$.01 par value
Authorized - 75,000 shares
Issued - 8,312.5 shares at
June 30, 2002                                83                 -
Capital in excess of par value        6,050,853         5,879,923
Retained earnings (deficit)          (6,119,757)       (5,803,728)
                                      ---------         -----------
Total Stockholders' Equity            36,066            176,582
                                   ----------        ------------
  Total Liabilities & Equity         $  257,388        $  204,677
                                      ---------         -----------

                                             (3)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           June 30,                          June 30,
                                      ----------------------      ----------------------
                                          2002          2001          2002          2001
                                          ----          ----          ----          ----
REVENUES:
Net sales                            $   21,683    $    4,636    $   47,334    $   12,423
Royalty Income                               -             -            586        10,000
                                      ---------     ---------     ---------     ---------
                                         21,683         4,636        47,920        22,423
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                            37,573         4,030        62,394         6,382
Selling, general and administrative     155,167        91,914       308,640       159,443
Interest Income                          (1,544)       (4,452)       (3,035)      (10,375)
Gain on sale of equipment                    -             -         (5,250)           -
                                      ---------     ---------     ---------     ---------
                                        191,196        91,492       362,749       155,450
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (169,513)   $  (86,856)   $ (314,829)   $ (133,027)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $    1,200    $    -        $    1,200    $     -
                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (170,713)   $  (86,856)   $ (316,029)   $ (133,027)
                                       ---------    ----------    -----------   -----------


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,444,244     8,988,648    10,274,798     8,975,065


NET LOSS PER COMMON SHARE             $  (.02)       $  (.01)      $  (.03)      $  (.02)
                                         -----         -----         -----         -----

                                             (4)


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                   Preferred Stock     Common Stock
                  ----------------   -----------------       Capital in   Retained
                            Par                    Par         Excess of    Earnings
                  Shares    Value    Shares      Value       Par Value    (Deficit)
                  ------    ------   ------      -----       ---------    ---------
Balances At
December 31,
2001               -         -       10,038,688  $ 100,387   $ 5,879,923   $(5,803,728)

Issuance of
Common stock                            450,000      4,500         5,500

Issuance of
preferred stock,
net of expenses    8,312.5   $ 83          -           -         165,430           -

Preferred stock
dividends            -         -           -           -             -          (1,200)

Net loss             -         -           -           -             -        (314,829)
                   -------  ------   -----------  ----------   ----------   -----------
Balances At
June 30, 2002      8,312.5    $83    10,488,688  $104,887    $ 6,050,853   $(6,119,757)
                   -------  ------   ----------- ----------   ------------  ------------

                                             (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2002          2001
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (314,829)   $ (133,027)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        1,000         2,250
   Gain on sale of equipment                           (5,250)           -
   Inventory reserve                                    9,424            -
   Consulting services for common stock                10,000            -
   Changes in operating assets and liabilities:
    Accounts receivable                                     -           286
    Inventories                                        43,099        (2,103)
    Prepaid expenses                                   10,946       (11,832)
    Accounts payable                                   43,095           -
    Other assets                                          789         1,500
    Accrued expenses                                  149,132        (1,153)
    Dividends payable                                   1,200          -
                                                    ---------     ---------
      Net cash flows from operating activities        (51,394)     (144,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                 (324)       (3,795)
  Proceeds from sale of equipment                       5,250            -
  Investment in Medical Freedom Corp.                      -        (81,125)
                                                     ---------     ---------
      Net cash flows from investing activities          4,926       (84,920)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -          40,750
  Proceeds from issuance of preferred stock, net      165,513           -
  Payments on note payable                            (14,200)          -
  Preferred stock dividends                            (1,200)          -
  Proceeds from short term loans                       14,000           -
  Note receivable                                          -        (29,125)
                                                    ---------     ---------
      Net cash flows from financing activities        164,113        11,625

NET CHANGE IN CASH AND EQUIVALENTS                    117,645      (217,374)
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              28,486       527,066
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 146,131     $ 309,692
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                             -             -
                                                    ---------     ---------
Interest paid                                             372          -
                                                    ---------     ---------
Due from affiliate exchanged for
Investment                                               -        $  18,875
                                                    ---------     ---------
Due from Placement Agent exchanged for
Note Receivable                                          -        $  37,500
                                                    ---------     ----------

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

NOTE 3 - LOAN PAYABLE - OFFICER:

The loan payable to officer is due upon demand.

NOTE 4 - CONSULTING AGREEMENT AND NOTE RECEIVABLE:

On February 27, 2002 the Company entered into a three year consulting agreement ("Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future

                            (7)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock, Alfa will issue 200,000 shares of its unregistered and restricted common stock valued at approximately $8,000 to the consultant and also pay a fee of up to $1,080,000 to the consultant, giving consideration to Alfa's cash flow from operations. The Agreement is terminable by either party by giving 30 days notice in writing.

The Agreement is with an entity whose principals are also the principals of a company with whom Alfa has a note receivable
(the "Note") for $66,625 at June 30, 2002. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement. As of June 30, 2002, a total of $6,000 has been applied to the balance of accrued interest on the Note.

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B
Preferred Stock, par value $0.01, at a price of $40 per share.

Dividends on the Series B Preferred Stock accrue at a rate of 5.0% per annum and are payable upon the "Conversion Date" or "Redemption Date", whichever is sooner. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends as of the conversion date shall be paid in cash or in shares of common stock valued at $1.00 per share.

In May 2002, the Company began a private placement whereby it is offering up to 150 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible Preferred Stock and 20,000 warrants. Each warrant is valid for two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

                            (8)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In March 2002,in connection with the private placement, the Company entered into an agreement with a registered broker dealer whereby the broker dealer will receive cash compensation for its services of thirteen percent of the gross amount of proceeds from the private placement and 250,000 shares of the Company's common stock.

As of June 30, 2002, the Company sold 16.625 units for $20,000 per unit representing 8,312.5 shares of its Series B Preferred
Stock and 332,500 warrants. Net proceeds from the sale totaled
$165,513.

At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred
Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended June 30, 2002 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.

NOTE 6 - COMMON STOCK:

On April 22, 2002, the Company entered into a consulting agreement for marketing services whereby it will issue 200,000 shares of its common stock valued at $10,000.


NOTE 7 - POTENTIAL ACQUISITION:

On August 2, 2002, Alfa signed an agreement ("Agreement") with Journey of Light, Ltd., a British company ("JOL"), whereby Alfa was granted options (i) to purchase up to five percent (5%) of JOL's capital stock, and (ii) to acquire JOL as a wholly owned subsidiary of Alfa. Any acquisition of JOL as a wholly owned subsidiary of Alfa will be subject to the approval of the Alfa shareholders. A copy of the Agreement is attached hereto as
Exhibit 4. (SEE: "EXHIBITS")


ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year
2001 contained herein has been derived from the balance sheet audited by the Company's independent certified public
accountants which is contained in the Company's annual report on
                            (9)

Form 10-KSB for the fiscal year ended December 31, 2001. All other financial statements are unaudited.

All of the Company's operations are conducted through its wholly owned subsidiaries: Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers"). The Company acquired Contact in
September 2001.

Contact
-------
Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear. Alfa is concentrating its efforts on the development and expansion of Contact's business and brand.

During the first six months of 2002 Contact concentrated on its promotional and marketing efforts. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the "NBA All Star Weekend" where it held a fashion show of all its apparel offerings. Contact hired several major recording stars to perform at the party and professional basketball players and buyers from major retailers were in attendance.

In April 2002 Contact signed a four-year consulting agreement (the "Volkov Agreement") with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr. Volkov rose to international prominence as a starting power forward on the Soviet National Team that won the gold medal at the 1988 Seoul Olympics. He was the first Soviet athlete to play in the NBA - starting for the Atlanta Hawks from 1989 through 1992. From 1993 through 1999 he played for several professional European teams. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League
(NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine, and is the founder, co-owner and player for "B.C. Kiev" - Basketball Club of Kiev - a professional team that plays in the NEBL. In May, 2002 Mr. Volkov was elected a member of the board of directors of FIBA - Federation Internationale de Basketball, an independent non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body.

The Volkov Agreement contemplates Mr. Volkov's involvement in the company's marketing and sales efforts in the United States, Europe and the states of the former Soviet Union. Specifically Mr. Volkov will assist the company in securing the services of active NBA players to participate in Contact Sports advertising and marketing campaigns. He will also assist in the recruitment

                            (10)
of local star players in Europe and Ukraine for Contact's marketing efforts in those markets. Mr. Volkov has also agreed to assist Contact in its sales and distribution efforts in Ukraine and Europe through personal introductions to the relevant sports apparel importers and marketers in these markets. Mr. Volkov has introduced Contact to large wholesalers and retailers in Ukraine and Europe who have expressed interest in purchasing Contact's products. Contact is also sponsoring Mr. Volkov's basketball team "B.C. Kiev" in Kiev, Ukraine.

In July 2002 Mr. Donnie Nelson, assistant coach and President of the Dallas Mavericks, appointed Contact as the primary sponsor of the Global Games, an international basketball tournament that annually brings the world's top amateur basketball players to Dallas, Texas. The Global Games were played in Dallas, Texas from July 4th to July 9th, 2002 and Contact received significant recognition and brand enhancement via print, radio and television coverage.

In August, 2002 Contact signed a contract with SmartPros and Deerfield Productions to create and produce a radio, television, print advertising, marketing and public relations campaign for use by Contact in the United States and Ukraine. Several nationally recognized recording stars and professional basketball players will be prominently featured in this campaign. The campaign, which is scheduled for completion in October 2002, contemplates, among other things, the production of a website and CD-ROM containing sample television, radio and print ads. Beginning in the fourth quarter of 2002, Contact and its sales representatives will use the CD-ROM as an additional sales tool to secure orders from retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The marketing campaign is intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts.

Also, Mr. Volkov and other NBA athletes from Ukraine and the states of the former Soviet Union will be filmed by SmartPros for advertisements to be aired on local television in their home countries. In addition to the expected sale of products to several NEBL teams, the ongoing television coverage, public relations and media advertising resulting from the Official Sponsorship(s) is expected to create additional exposure for Contact's products and brand in Europe, the Ukraine and the states of the former Soviet Union.

Contact's product line consists of several collections of fashionable basketball athletic shorts and jerseys, over forty
                            (11)
different high quality tee shirt designs covering many sports, and a Fall line of sweat suits, jackets and outerwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, micro-fiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

Contact will market its products through industry trade shows, advertising, promotional events and parties which it sponsors, street teams, tie-ins with rap artists and professional athletes, fashion shows, direct mail, and print, radio and television advertising. To date the Company has expended a significant amount of its resources on promotional and marketing efforts for Contact's products and on a "brand awareness" campaign for Contact. The Company plans to increase such expenditures in the future.

In August 2002, Contact reorganized its sales representative force. Contact's national sales manager's contract was terminated and three sales representatives were retained. Given the importance to Contact's success, initial responsibility for calling on major retail accounts was assumed directly by Contact's management. The sales representatives, who will sell Contact's products to retail stores nationwide, are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that Contact has targeted as its potential customers. Sales calls will begin in earnest after the completion of the CD-ROM presentation in October 2002.

Contact now expects to begin taking orders for its spring collections in the fourth quarter of 2002 for delivery to retail stores in the first quarter of 2003. Plans call for coordination of the aforementioned advertising and marketing efforts in and around the retail stores carrying Contact's line. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no such assurance can be given at this time.

Contact plans to contract with a major national warehouse distributor who will receive and store Contact's inventory from overseas vendors, pick, pack and ship orders to Contact's customers, perform all inventory, billing and accounting functions for Contact on such orders and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the marketing and sale of Contact's products. The Contact website

                              (12)
www.contactsports.net, where customers may view marketing materials and products will be launched during the fourth quarter of 2002.

Contact intends to recruit additional independent sales representatives as necessary to sell its apparel to retail stores. Attendance at trade shows, print, radio and television advertising and a worldwide web presence will supplement Contact's marketing efforts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact's products.

Ty-Breakers
-----------
Ty-Breakers markets imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to corporate end users (the "Custom Business"). Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained. These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com. These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

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

                            (13)

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


Alfa
----
During 2002 Alfa has concentrated on its capital raising activities and the pursuit of a possible acquisition of a British company ("JOL") with planned operations in Qatar. On August 2, 2002, Alfa signed a contract with JOL whereby Alfa acquired the option, but not the obligation, to acquire JOL as a wholly owned subsidiary. The Alfa / JOL contract is attached hereto as Exhibit 10 (SEE: "Exhibits").Depending upon JOL's success in securing the major contract it is presently negotiating with the Government of Qatar, Alfa may acquire all or part of JOL. Any acquisition of JOL will be subject to the approval of the Alfa shareholders. Alfa and a "Consultant" entered into a consulting agreement effective March 1, 2002 under which the Consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt and equity capital, merger and acquisition advice and services and corporate finance advice. The Consultant introduced Contact to Mr. Volkov and was instrumental in negotiating the Volkov Agreement. The Consultant also introduced Alfa to several registered Broker/dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its preferred stock and warrants. Net proceeds from sales of Units, after payment of broker and Consultant fees, will be used to expand Contact's sales and marketing activities, to exercise options to purchase a portion of JOL's capital stock and for general working capital needs at the sole discretion of management.



                            (14)

Alfa intends to concentrate its efforts on (1) building its Contact subsidiary's business and (2) pursuing the possible acquisition, subject to shareholder approval, of JOL.

The Company maintains its corporate offices at 107 Industrial Drive, Jersey City, NJ 07305. The premises, along with warehouse space, are leased by Ty-Breakers on a month to month basis from an unaffiliated third party. Contact maintains a branch office at 7 Metrotech Center, Brooklyn NY 11201 which is leased by Contact from an unaffiliated third party under a lease expiring December 31, 2002. As the Company's business plans unfold, and depending upon future events, the Company may move Alfa, Ty-Breakers and/or Contact to different locations.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2002 vs.
THREE MONTHS ENDED JUNE 30,2001

The Company experienced an increase in revenue of $17,047 (368%) for the second quarter of 2002 as compared to the same period in the previous year. This revenue increase resulted from Contact's sales in the second quarter. Ty-Breakers experienced a slowdown in its Custom Business as the Company concentrated on the promotion and marketing of its Contact Sports products. The cost of sales percentage for the second quarter of 2002 was 173% as a result of (1) price markdowns at Contact to close out old inventory acquired with Contact and (2)an increase of $9,424 in the inventory reserve. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned cost of sales percentage is not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%. Going forward, moreover, Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses increased by $63,253 (69%) during the second quarter of 2002 compared to the second quarter of 2001. This increase is primarily attributable to the substantial promotional and marketing expenses incurred, primarily for the Global Games, by Contact during the quarter. Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company attempts to launch Contact's product line.

The Company experienced a net loss of $169,513 during the second

                            (15)
quarter of 2002 as compared to a net loss of $86,856 during the same period in the previous fiscal year. This $82,657 increase (95%) in the Company's loss is attributable to the increased marketing expenses mentioned above. The continued losses for the Company are attributable to the Company's insufficient level of sales.

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

SIX MONTHS ENDED JUNE 30,2002 vs.
SIX MONTHS ENDED JUNE 30,2001

The Company experienced a increase in revenue of $25,497(114%)for the first six months of 2002 as compared to the same period in the previous year. This revenue increase resulted from Contact's sales during the six-month period. Royalty income from Ty-Breakers' Patent License Agreement with DuPont decreased by $9,414 compared to the same period in the previous year and is not expected to be significant in the future. The cost of sales percentage for the first six months of 2002 was 132%. This cost of sales percentage in the first six months of 2002 is a result of (1) price markdowns at Contact to close out old inventory from a previous season which Contact owned at the time of its acquisition by Alfa and, (2) an increase of $9,424 in the inventory reserve during the second quarter of 2002. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned percentage is not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%. Going forward, moreover, Contact's inventory while expected to increase in line with sales growth is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older inventory at Contact during the six month period net of increases in sample inventory of new products caused inventory to decrease by $52,523 during the first six months of 2002 compared to the fiscal year end 2001 level.

Selling, general and administrative expenses increased by $149,197 (94%) during the first six months of 2002 compared to the same period in the previous fiscal year. This increase is

                            (16)
primarily attributable to the substantial promotional, advertising and marketing expenses incurred by Contact during the six month period (especially for the Contact Sports NBA All-Star Weekend party at Philadelphia in February and the Global Games in Dallas in July). Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company attempts to launch Contact's product line.

The Company experienced a net loss of $314,829 for the first six months of 2002 as compared to a net loss of $133,027 during the same period in the previous fiscal year. This increase of $181,802 (137%) is primarily attributable to increased salary expenses associated with new employees and the increased promotional and advertising expenses mentioned above. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing and promotional expenditures - which are expected to continue to be significant - will depress earnings in 2002 but that a profitable level of sales may be attained before the end of fiscal year 2003 as a result of those marketing efforts. The proceeds that the Company expects to receive from the Private Placement during 2002 will be necessary to allow the Company to implement its marketing plan for Contact.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
The Company experienced negative cash flows from operations during the first six months of 2002 primarily due to its operating loss. At June 30, 2002 the Company had a working capital deficit of $42,870 as compared to working capital of $96,181 at December 31, 2000. This decrease of $139,051 is attributable to the Company's loss during the period offset by proceeds of the private placement. Accounts payable, accrued expenses, accrued payroll and short term loans payable increased by a total of $193,227 during the first six months of 2002 compared to the 2001 fiscal year end levels. These items are expected to be paid with the proceeds of the Private Placement. The 8% Note Payable in the amount of $14,024 was paid in full during the six months ended June 30, 2002 and subsequent to June 30, 2002, the loan payable to officer was reduced to $4,000 and accounts payable was reduced to $29,000.

In order to increase Contact's level of sales, management plans to aggressively market its products to retail stores nationwide and to wholesalers and retailers in Ukraine and Europe. Ty-Breakers will continue marketing its custom printed Tyvek products into the (premium & incentive ) Custom Market. A

                            (17)
comprehensive marketing, advertising, public relations, promotional and sales campaign for Contact is scheduled to be launched in October 2002. The launch and implementation of this campaign is contingent upon the receipt by the Company of the necessary proceeds from the Private Placement. While no assurances can be given at this time, management believes that such marketing efforts will be successful in increasing Contact's sales and turning the Company profitable by the end of fiscal year 2003. Revenues (and associated sales & marketing expenses) are projected to increase significantly in fiscal year 2003. It is essential for the Company to increase its level of sales in order to allow continued operations.



FORWARD LOOKING STATEMENTS
--------------------------


Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the success or failure of Alfa's efforts to secure additional equity capital, the success of JOL in securing its contract in Qatar and Alfa's possible subsequent acquisition of JOL, the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns, Contact's success in securing agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns, the acceptance in the marketplace of Contact's product line, the growth of the market for the Company's products, the ability of Ty-Breakers to continue to secure custom orders, or the success of Contact's various other marketing initiatives.




                            (18)

                PART II   -   OTHER INFORMATION

ITEM 2.      Changes In Securities

 (b) Note 5 to the financial statements contained herein and Exhibit 4 attached hereto are incorporated herein by reference thereto.

ITEM 5.      Other Information

 (a) On August 2, 2002, Alfa and Journey of Light, Ltd., a British corporation ("JOL") signed an agreement ("Agreement") whereby Alfa was granted two separate options to (1) acquire up to five percent of JOL's outstanding capital stock, and (2) acquire JOL as a wholly owned subsidiary. A copy of the Agreement is attached hereto as Exhibit 10. Any acquisition of JOL by Alfa will be subject to the approval of the Alfa shareholders.

ITEM 6.      Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                Page
Numbers     Description                               Number
-------     -----------                               ------

3.1         Articles of Incorporation, as amended       *

3.2         By-laws                                     *

4.          Certificate of Designation for
            Series B preferred stock                    E-1

10          Letter agreement regarding the potential
            acquisition of JOL by Alfa                  E-11

-------------
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File
           No. 33-18591) filed with the Securities and Exchange
           Commission and incorporated herein by reference thereto.


 (b)    Reports on Form 8-K

        None


                            (19)

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 19, 2002               ALFA INTERNATIONAL CORP.
                                     (Registrant)




                                 By:  /s/ Frank J. Drohan
                                    -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      And Chief Financial Officer

















                            (20)