Form 10QSB
period 2002-09-30
ALFA INTERNATIONAL CORP
filed 2002-11-13
CIK 820600

                     FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2002
                                _____________

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

As of November 11, 2002 the registrant had outstanding 10,488,688 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        BALANCE SHEETS
        DECEMBER  31, 2001
        SEPTEMBER 30, 2002

        STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED SEPTEMBER 30, 2001
        THREE MONTHS ENDED SEPTEMBER 30, 2002

        NINE MONTHS ENDED SEPTEMBER 30, 2001
        NINE MONTHS ENDED SEPTEMBER 30, 2002

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        NINE MONTHS ENDED SEPTEMBER 30, 2002

        STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 2001
        NINE MONTHS ENDED SEPTEMBER 30, 2002


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

              PART II  -  OTHER INFORMATION

ITEM 2:    CHANGES IN SECURITIES


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K



                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      September 30,     December 31,
                                        2002               2001
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 175,537         $  28,486
Accounts receivable                         227               -
Inventory                                 8,588            75,153
Prepaid promotional costs                47,623               -
Prepaid expenses                         10,508            20,637
                                       --------          --------
        Total Current Assets            242,483           124,276
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            49,770            49,445
  General Plant                           8,843            22,598
  Furniture & Fixtures                    5,006             5,006
                                       --------          --------
                                         63,619            77,049
  Less:  Accumulated depreciation       (51,807)          (64,062)
                                       --------          --------
                                         11,812            12,987
                                       --------          --------
OTHER ASSETS:
Note Receivable                          63,588            66,625
Other assets                                -                 789
                                       --------          --------
                                         63,588            67,414
                                       --------          --------
Total Assets                          $ 317,883       $   204,677
                                       --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  37,981          $ 10,081
8% Note payable                              -             14,200
Accrued payroll                         126,410                -
Accrued expenses and other current
    liabilities                          51,819             3,814
Dividends payable                         4,529                -
                                       ---------         --------
        Total Current Liabilities       220,739            28,095
                                       ---------         --------

STOCKHOLDERS' EQUITY:
Common stock - $ .01 par value
Authorized - 15,000,000 shares
Issued and to be issued -
  10,488,688 and 10,038,688 shares.    104,887           100,387
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock
$.01 par value
Authorized - 75,000 shares
Issued - 19,562.5 shares at
September 30, 2002                         196                 -
Capital in excess of par value        6,262,629         5,879,923
Retained earnings (deficit)          (6,270,568)       (5,803,728)
                                      ---------         -----------
Total Stockholders' Equity           97,144           176,582
                                  ----------        ------------
  Total Liabilities & Equity        $  317,883      $    204,677
                                     ---------         -----------

                                             (3)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                        September 30,                     September 30,
                                      ----------------------      ----------------------
                                          2002          2001          2002          2001
                                          ----          ----          ----          ----
REVENUES:
Net sales                            $    3,365    $    7,012    $   50,699    $   19,435
Royalty Income                               -             -            586        10,000
                                      ---------     ---------     ---------     ---------
                                          3,365         7,012        51,285        29,435
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             9,433         4,700        71,827        11,082
Selling, general and administrative     143,012        88,462       451,652       247,905
Interest Income                          (1,598)       (2,719)       (4,633)      (13,094)
Gain on sale of equipment                    -             -         (5,250)           -
                                      ---------     ---------     ---------     ---------
                                        150,847        90,443       513,596       245,893
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (147,482)   $  (83,431)   $ (462,311)   $ (216,458)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $    3,329    $     -       $    4,529    $     -

                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (150,811)   $  (83,431)   $ (466,840)   $ (216,458)
                                       ---------    ----------    -----------   ----------
-


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,488,688     9,057,126    10,345,281     8,986,505


NET LOSS PER COMMON SHARE           $  (.01)       $  (.01)      $  (.05)      $  (.02)
                                       -----         -----         -----         -----

                                             (4)


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                   Preferred Stock       Common Stock
                  ----------------   -------------------        Capital in   Retained
                            Par                     Par         Excess of    Earnings
                  Shares    Value    Shares        Value        Par Value    (Deficit)
                  ------    ------   ------        -----        ---------    ---------
Balances At
December 31,
2001               -         $ -     10,038,688  $ 100,387   $ 5,879,923   $(5,803,728)

Issuance of
common stock
for services                            450,000      4,500         5,500

Issuance of
preferred stock,
net of expenses    19,562.5   196          -           -         377,206           -

Preferred stock
dividends            -         -           -           -             -          (4,529)

Net loss             -         -           -           -             -        (462,311)
                   --------  ------  ----------- ----------  -----------   -----------
Balances At
Sept. 30, 2002     19,562.5  $196    10,488,688  $ 104,887   $ 6,262,629   $(6,270,568)
                   --------  ------  ----------- ----------  ------------  ------------

                                             (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Nine Months Ended
                                                          September 30,
                                                        ----------------
                                                       2002          2001
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (462,311)   $ (216,458)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        1,500         3,375
   Issuance of Common Stock for services rendered          -         12,000
   Gain on sale of equipment                           (5,250)           -
   Inventory reserve                                   19,946            -
   Consulting services for common stock                10,000            -
   Changes in operating assets and liabilities:
    Accounts receivable                                  (227)          432
    Inventories                                        46,619        (1,113)
    Prepaid promotional costs                         (47,623)           -
    Prepaid expenses                                   10,129       (32,520)
    Accrued interest receivable                            -         (4,255)
    Accounts payable                                   27,900         7,685
    Other assets                                        3,826            -
    Accrued expenses                                  174,415         1,632
    Dividends payable                                   4,529            -
                                                    ---------     ---------
      Net cash flows from operating activities       (216,547)     (229,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of net assets of acquired business                  -        (26,000)
  Acquisitions of property and equipment                 (325)       (5,456)
  Proceeds from sale of equipment                       5,250            -
  Investment in Medical Freedom Corp.                      -        (81,125)
                                                     ---------     ---------
      Net cash flows from investing activities          4,925      (112,581)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -          40,750
  Proceeds from issuance of preferred stock, net      377,402           -
  Payments on note payable                            (14,200)          -
  Preferred stock dividends                            (4,529)          -
  Note receivable                                          -        (27,625)
                                                    ---------     ---------
      Net cash flows from financing activities        358,673        13,125

NET CHANGE IN CASH AND EQUIVALENTS                    147,051      (328,678)
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              28,486       527,066
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 175,537     $ 198,388
                                                    =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                            1,484          -
                                                    ---------     ---------
Interest paid                                             372          -
                                                    ---------     ---------
Due from affiliate exchanged for
Investment                                               -        $  18,875
                                                    ---------     ---------
Due from Placement Agent exchanged for
Note Receivable                                          -        $  37,500
                                                    ---------     ----------



Non-cash investing activities:
  Acquisition of business:
     Fair value of assets acquired                  $   -         $ 115,000
     Stock issued to sellers                        $   -         $ (39,000)
     Note payable to sellers                        $   -         $ (50,000)
                                                     ----------   ----------
Net cash payment                                    $   -         $  26,000
                                                    ===========   ==========







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

NOTE 3 - CONSULTING AGREEMENT AND NOTE RECEIVABLE:

On February 27, 2002 the Company entered into a three year consulting agreement ("Consulting Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the

                            (7)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

consultant for any acquisition completed by Alfa for which the consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock, Alfa will issue 200,000 shares of its unregistered and restricted common stock valued at approximately $8,000 to the consultant and also pay a fee of up to $1,080,000 to the consultant, giving consideration to Alfa's cash flow from operations. The Consulting Agreement is terminable by either party by giving 30 days notice in writing.

The Consulting Agreement is with an entity whose principals are also the principals of a company with whom Alfa has a note receivable (the "Note") for $63,588 at September 30, 2002. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement. As of September 30, 2002, a total of $9,972 has been applied to the balance of accrued interest on the Note and a total of $3,037 has been applied to the principal balance of the Note. As of the date hereof, a total of $10,677 has been applied to the balance of accrued interest on the Note and a total of $47,331 has been applied to the principal balance of the Note. The principal balance of the Note as of the date hereof is $19,293.


NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B
Preferred Stock, par value $0.01, at a price of $40 per share.

Dividends on the Series B Preferred Stock accrue at a rate of 5.0% per annum and are payable upon the "Conversion Date" or "Redemption Date", whichever is sooner. The Company may, in its discretion, elect to pay such accrued dividends at an earlier date. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends shall, at the Company's option, be paid in cash or in shares of common stock valued at $1.00 per share.

In May 2002, the Company began a private placement whereby it is offering up to 150 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible
Preferred Stock and 20,000 warrants. Each warrant is valid for

                            (8)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

In March 2002,in connection with the private placement, the Company entered into an agreement with a registered broker dealer whereby the broker dealer will receive cash compensation for its services of thirteen percent of the gross amount of proceeds from the private placement and the parent company of the broker dealer will receive 250,000 shares of the Company's common stock.

As of September 30, 2002, the Company sold 39.125 units for
$20,000 per unit representing 19,562.5 shares of its Series B
Preferred Stock and 782,500 warrants. Net proceeds from the sales totaled $387,230.

At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred
Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended September 30, 2002 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.

NOTE 5 - COMMON STOCK:

On April 22, 2002, the Company entered into a consulting agreement for marketing services whereby it will issue 200,000 shares of its common stock valued at $10,000.







                            (9)

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

During the first nine months of 2002 Contact concentrated on its promotional and marketing efforts. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the "NBA All Star Weekend" where it held a fashion show of all its apparel offerings. Contact hired several major recording stars to perform at the party and professional basketball players and buyers from major retailers were in attendance.

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


                            (10)

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

In August, 2002 Contact engaged SmartPros and Deerfield Productions to create and produce a radio, television, print advertising, marketing and public relations campaign for use by Contact in the United States and Ukraine. Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs
- are prominently featured in this campaign. These artists and athletes have agreed to appear in Contact's advertising campaigns and to act as spokespersons for Contact. The film and audio for the campaign was shot in October 2002 and post-production is scheduled for completion in late November. The campaign contemplates, among other things, the production of a website and CD-ROM containing sample television, radio and print ads. Beginning in the fourth quarter of 2002, Contact and its sales representatives will use the CD-ROM as an additional sales tool to secure orders from retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The marketing campaign is

                            (11)
intended to establish and reinforce the Contact Sports brand and will be rolled out in conjunction with sales to major retail accounts.

The television advertisements created by Deerfield will also be aired in Ukraine and several of the states of the former Soviet Union in conjunction with the televising of the local professional team's games. In addition to the expected sale of products to several NEBL teams and to the teams of the Ukranian League, the ongoing television coverage, public relations and media advertising resulting from the Official Sponsorship(s) is expected to create additional exposure for Contact's products and brand in Europe, the Ukraine and the states of the former Soviet Union.

Contact's product line consists of several collections of fashionable basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports, and a Fall line of sweat suits, jackets and outerwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, micro-fiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

Contact will market its products through industry trade shows, advertising, promotional events and parties which it sponsors, street teams, association with rap artists and professional athletes, fashion shows, direct mail, and print, radio and television advertising. To date the Company has expended a significant amount of its resources on promotional and marketing efforts for Contact's products and on a "brand awareness" campaign for Contact. The Company plans to increase such expenditures in the future.

The Company presently retains three sales representatives who, in addition to management, will sell Contact's products to retail stores nationwide. They are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that Contact has targeted as its potential customers. Sales calls will begin in earnest after the completion of the CD-ROM presentation in November 2002.

Contact expects to begin taking orders for its spring collection in the fourth quarter of 2002 for delivery to retail stores in the first and second quarters of 2003. Plans call for coordination of the aforementioned advertising and marketing efforts in and around the retail stores carrying Contact's line.

                              (12)

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

Management plans to focus sharply on the marketing and sale of Contact's products. The Contact website,www.contactsports.net, where customers may view marketing materials and products will be launched during the fourth quarter of 2002.

Contact intends to recruit an in house National Sales Manager as well as additional independent sales representatives as necessary to sell its apparel to retail stores. Attendance at trade shows, print, radio and television advertising and a worldwide web presence will supplement Contact's marketing efforts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact's products.

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

                            (13)

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good business relationship with Du Pont.

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


Alfa
----
During 2002 Alfa has concentrated on its capital raising activities and the pursuit of a possible acquisition of Journey of Light, Ltd., a British corporation organized under the laws of Jersey, Channel Islands ("JOL"). JOL plans to conduct operations in the country of Qatar. On August 2, 2002, Alfa and JOL entered into a contract whereby Alfa acquired the option, but not the obligation, to acquire JOL as a wholly owned subsidiary. Management of JOL is presently in Qatar finalizing contract negotiations with the Government of Qatar. The proposed contract between JOL and the Government of Qatar (the "Contract") contemplates, among other things, authorizing JOL to conduct a feasibility study for its proposed $300 million dollar plus real estate development project (the "Project") in Doha, Qatar. Should the parties conclude the Contract as presently structured, the Government of Qatar will, among other things,(1) pay JOL $250,000

                             (14)
toward the cost of such feasibility study and (2) subject only to the feasibility study demonstrating that the Project is both structurally and economically feasible, provide JOL with a suitable "Development Site" for its Project. The Development Site to be provided is a parcel of land adjacent to the Arabian Gulf in the city of Doha approximately 170 acres in size. The Development Site has not yet been appraised by JOL, but its value is clearly significant. The proposed Contract calls for the Development Site to be leased to JOL for 99 years at an annual rental rate of $10,000 per year. The Project, which will be owned and operated by JOL, is presently expected to include eight office and exhibition towers, two five star hotels, conference facilities, entertainment and shopping areas, a theme park and residential units. As of the date hereof, JOL and the Government of Qatar are still in negotiations regarding the Contract and the Project. The Contract has not yet been signed and no assurance can be given at this time that the Contract will be signed, or if signed, that it will not be materially different then the proposed Contract described above. Alfa, at its option, may acquire all or part of JOL. Any acquisition of JOL as a wholly owned subsidiary of Alfa will be subject to the approval of the Alfa shareholders.

Alfa and a consultant entered into a consulting agreement effective March 1, 2002 under which the consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt and equity capital, corporate finance advice and merger and acquisition advice. The consultant introduced Contact to Mr. Volkov and was instrumental in negotiating the Volkov Agreement. The consultant also introduced Alfa to several registered broker/dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its preferred stock and warrants. Net proceeds from sales of Units, after payment of broker and consultant fees, will be used to expand Contact's sales and marketing activities, to exercise options to purchase a portion of JOL's capital stock and for general working capital needs at the sole discretion of management. The consultant also introduced Alfa to a well known former chief-executive of a major U.S. retail chain with whom Alfa is presently negotiating an advisory agreement on behalf of Contact.

Alfa and another consultant entered into a five-month consulting agreement effective October 29, 2002 under which the consultant, among other things, agreed to provide the Company with management, business and marketing consulting services, and assistance in raising debt and equity capital, and merger and aquisition advice. The consultant was paid 300,000 shares(market value of $45,000) of Common Stock for its services.

                            (15)

Alfa intends to concentrate its efforts on (1) building its Contact subsidiary's business and brand and (2) pursuing the possible acquisition, subject to shareholder approval, of JOL.

The Company maintains its corporate offices at 107 Industrial Drive, Jersey City, NJ 07305. The premises, along with warehouse space, are leased by Ty-Breakers on a month to month basis from an unaffiliated third party. Contact maintains a branch office at 7 Metrotech Center, Brooklyn NY 11201 which is leased by Contact from an unaffiliated third party under a lease expiring December 31, 2002. The Company plans to move Alfa, Ty-Breakers and Contact to office space in New York City during 2003.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,2002 vs.
THREE MONTHS ENDED SEPTEMBER 30,2001

The Company experienced a decrease in revenue of $3,647 (52%) for the third quarter of 2002 as compared to the same period in the previous year. This revenue decrease resulted from a lack of any significant sales at Contact along with a decrease in Ty-Breakers' sales as compared to the third quarter of 2001. As expected Ty-Breakers continued to experience a slowdown in its Custom Business as the Company concentrated on the promotion and marketing efforts associated with the launch of its Contact Sports products. The cost of sales percentage for the third quarter of 2002 was 280% as a direct result of the increase of $10,522 in the inventory reserve at Ty-Breakers. Ty-Breakers' slow moving inventories of finished goods and raw material are now fully reserved - in line with management's decision to focus less on Ty-Breakers. Future sales of existing inventory at Ty-Breakers, while not expected to be consistent, will carry a substantial gross profit margin due to the existence of the inventory reserves. In all likelihood however, these reserves will have no affect on the gross margin on future sales in Ty-Breakers ongoing Custom Business. The aforementioned cost of sales percentage is not reflective of Contact's normal pricing which carries a gross profit margin of approximately 50%. Going forward, moreover, Contact's inventory, while expected to increase in line with sales growth - which will be driven by its marketing efforts - is not expected to be significant since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses increased by $54,550 (62%) during the third quarter of 2002 compared to the third quarter of 2001. This increase is entirely attributable to the substantial promotional and marketing expenses incurred
                            (16)
during the quarter by Contact, primarily for marketing materials. Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company begins the launch of Contact's product line.

The Company experienced a net loss of $147,482 during the third quarter of 2002 as compared to a net loss of $83,431 during the same period in the previous fiscal year. This $64,051 increase (77%) in the Company's loss is attributable to the increased expenses for promotional, marketing and performers' fees as mentioned above. The continued losses for the Company are attributable to the Company's insufficient level of sales.

The Company will need to substantially increase sales in order to attain profitability. Management believes that Contact's ongoing and planned marketing and promotional expenditures - which are expected to continue to be significant - will depress earnings in 2002 but that a positive impact on sales may be attained before the end of fiscal year 2003 as a result of those marketing efforts. The proceeds that the Company expects to receive from the Private Placement will be necessary to allow the Company to implement its marketing plan for Contact.


NINE MONTHS ENDED SEPTEMBER 30,2002 vs.
NINE MONTHS ENDED SEPTEMBER 30,2001

The Company experienced an increase in revenue of $21,850(74%)for the first nine months of 2002 as compared to the same period in the previous year. This revenue increase resulted from an increase (primarily at Contact) in net sales of $31,264 during the nine-month period offset by a decrease in royalty income of $9,414 during the same period. Royalty income from Ty-Breakers' Patent License Agreement with DuPont is not expected to be significant in the future. The cost of sales percentage for the first nine months of 2002 was 142%. This cost of sales percentage in the first nine months of 2002 is primarily a result of (1) price markdowns at Contact to close out old inventory from a previous season which Contact owned at the time of its acquisition by Alfa and, (2) an increase of $19,946 in inventory reserves during the first nine months of 2002. Ty-Breakers' slow moving inventories of finished goods and raw material are now fully reserved - in line with management's decision to focus less on Ty-Breakers. Future sales of existing inventory at Ty-Breakers, while not expected to be consistent, will carry a substantial gross profit margin due to the existence of the inventory reserves. In all likelihood however, these reserves

                            (17)
will have no affect on the gross margin on future sales in Ty-Breakers ongoing Custom Business. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned cost of sales percentage is not reflective of Contact's normal pricing which carries a gross profit margin of approximately 50%. Going forward, moreover, Contact's inventory while expected to increase in line with sales growth - which will be driven by its marketing efforts - is not expected to be significant since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older inventory at Contact and the increases in the inventory reserves during the nine month period, net of increases in sample inventory of new products, caused inventory to decrease by $66,565 during the first nine months of 2002 compared to the fiscal year end 2001 level.

Selling, general and administrative expenses increased by $203,747 (82%) during the first nine months of 2002 compared to the same period in the previous fiscal year. This increase is attributable to the substantial promotional, advertising and marketing expenses incurred by Contact during the nine month period (especially for the Contact Sports NBA All-Star Weekend party at Philadelphia in February, the sponsorship of the Global Games in Dallas in July, the sponsorship of the BC Kiev team in Ukraine and the television, radio and CD commercial productions (and associated fees for athletes and performers)in September, October and November). Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company begins the launch of Contact's product line.

The Company experienced a net loss of $462,311 for the first nine months of 2002 as compared to a net loss of $216,458 during the same period in the previous fiscal year. This increase of $245,853 (114%) is attributable to the increased marketing, promotional and advertising expenses mentioned above. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to substantially increase sales in order to attain profitability. Management believes that Contact's planned marketing and promotional expenditures - which are expected to continue to be significant - will depress earnings in 2002 but that a positive impact on sales may be attained before the end of fiscal year 2003 as a result of those marketing efforts. The proceeds that the Company expects to receive from the Private Placement will be necessary to allow the Company to fully implement its marketing plan for Contact. Full implementation of Contact's marketing plan is the pre-requisite for the Company's attaining a profitable level of sales in 2003.


                            (18)

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
The Company experienced negative cash flows from operations during the first nine months of 2002 primarily due to its operating loss. At September 30, 2002 the Company had a working capital deficit of $81,051 as compared to working capital of $96,181 at December 31, 2001. This decrease of $177,232 is attributable to the Company's loss during the period offset by proceeds of the private placement. The Company paid its 8% note payable during the period but accounts payable, accrued expenses, accrued payroll and dividends payable increased by a total of $261,926 during the first nine months of 2002 compared to the 2001 fiscal year end levels. Other than $65,000 of accrued expenses and the $4,529 dividends payable, these items are expected to be paid with the proceeds of the Private Placement. As of the date hereof, the accounts payable amount of $37,981 at September 30, 2002, is reduced to $6,725.

In order to increase Contact's level of sales, management plans to aggressively market its products to retail stores nationwide and to wholesalers and retailers in Ukraine and Europe. Ty-Breakers will continue marketing its custom printed Tyvek products into the (premium & incentive ) Custom Market. A comprehensive marketing, advertising, public relations, promotional and sales campaign for Contact is scheduled to be launched in the fourth quarter of 2002. The launch and implementation of this campaign is contingent upon the receipt by the Company of the necessary proceeds from the Private Placement. Absent the receipt of such proceeds the launch and implementation of this campaign will have to be scaled down, postponed or cancelled. While no assurances can be given at this time, management believes that, subject only to receipt of the necessary funding, the planned marketing efforts will be successful in increasing Contact's sales and turning the Company profitable by the end of fiscal year 2003. Revenues (and associated sales & marketing expenses) are projected to increase significantly in fiscal year 2003. It is essential for the Company to increase its level of sales in order to allow continued operations.


FORWARD LOOKING STATEMENTS
--------------------------


Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by

                            (19)
such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference might include: the success or failure of Alfa's efforts to secure additional equity capital; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the success of JOL's efforts to sign the Contract with the Government of Qatar; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.





              PART II   -   OTHER INFORMATION




ITEM 2.      Changes In Securities

 (b) Note 4 to the financial statements contained herein and Exhibit 4 hereto are incorporated herein by reference thereto.


ITEM 5.      Other Information

 (a) On August 2, 2002, Alfa and Journey of Light, Ltd., a British corporation ("JOL") signed an agreement ("Agreement") whereby Alfa was granted two separate options to (1) acquire up to five percent of JOL's outstanding capital stock, and (2) acquire JOL as a wholly owned subsidiary. A copy of the Agreement is is incorporated herein by reference (Exhibit 10). Any acquisition of JOL by Alfa will be subject to the approval of the Alfa shareholders.


                            (20)

ITEM 6.      Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.




Exhibit                                                Page
Numbers     Description                               Number
-------     -----------                               ------


3.1         Articles of Incorporation, as amended       *

3.2         By-laws                                     *

4.          Certificate of Designation for
            Series B preferred stock                    **

10.         Letter agreement regarding the potential
            acquisition of JOL by Alfa                  **


-------------

*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File
           No. 33-18591) filed with the Securities and Exchange
           Commission and incorporated herein by reference thereto.

**         Previously filed as an exhibit to the Company's
           Report on Form 10-QSB for the period ended June
           30, 2002 and incorporated herein by reference thereto.



 (b)    Reports on Form 8-K

        None





                            (21)

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 2002           ALFA INTERNATIONAL CORP.
                                     (Registrant)




                                 By:  /s/ Frank J. Drohan
                                    -----------------------
                                      Frank J. Drohan
                                      Chief Executive Officer
                                      and Chief Financial Officer


                            (22)