Form 10KSB
period 2002-12-31
ALFA INTERNATIONAL CORP
filed 2003-04-15
CIK 820600

                         FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002
                          -----------------

Commission File Number 0-17264
                       -------


                    Alfa International Corp.
                    ------------------------

NEW JERSEY                                     22-2216835
----------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)      Identification  Number)

           350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
     -----------------------------------------------------------
          (Address of Principal Executive Offices)

Registrant's telephone number, and area code: (212) 563-4141
                                              --------------

           107 Industrial Drive, Jersey City, N.J. 07305
     ----------------------------------------------------
          (Former Address of Principal Executive Offices)


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


The registrant's total revenue for the fiscal year ended December
31, 2002 was $53,687.


The aggregate market value of the 5,057,299 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on April 14, 2003 was $1,087,319. (SEE: "Market for Common Equity and Related
Stockholder Matters").


As of April 10, 2003 the Company had outstanding 10,488,688 shares of common stock, par value $.01 per share ("Common Stock")


The Index to Exhibits appears on page 41.





                 DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1, File No. 33-18591, and Annual
Report on Form 10-KSB for the Fiscal Year Ended December 31,
2001, Part III - Exhibits.




                         (2)

                   Alfa International Corp.
        Table of Contents to Annual Report on Form 10-KSB
                Year Ended December 31, 2002

                                                          Page
                          Part I

        Item 1.    Description of Business                  4

        Item 2.    Description of Property                  11

        Item 3.    Legal Proceedings                        11

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    11

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            11

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            18

        Item 7.    Financial Statements                     33

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     34

                          Part III
        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       34

        Item 10.    Executive Compensation                  36

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management        39

        Item 12.    Certain Relationships and Related
                    Transactions                            40

        Item 13.    Exhibits and Reports on Form 8-K        41

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

In September 2001 Alfa acquired Contact as a wholly owned subsidiary. Contact is engaged in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts, caps, accessories and outerwear. Alfa presently concentrates the majority of its efforts on the development and expansion of Contact's business and brand and on the acquisition of JOL. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

The Company's executive offices are located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse at 111 Port Jersey Boulevard, Jersey City, New Jersey 07305.








                         (4)

Products, Marketing and Distribution:

Contact has designed and manufactured several collections of basketball athletic shorts and jerseys, caps and accessories. A collection of high quality tee shirt designs covering many sports and a fashionable urban Fall line of sweatsuits, jackets and outerwear have also been developed. The athletic apparel line emphasizes basketball jerseys and shorts but eventually will cover virtually all sports where "contact" is involved. The Fall line of outerwear is urban and edgy. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, microfiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

Contact markets its products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign. In January 2003, Contact sponsored a fashion show and party at a major nightclub in South Beach, Florida where it garnered significant press and television coverage for the planned introduction of its products into the Florida market. Several major recording artists as well as professional basketball and football players were in attendance. Other such promotional events are planned.

In response to market research, Contact spent most of fiscal 2002 developing new products and designs as well as creating its marketing plans and materials. Contact began the initial marketing of its full line in Florida during the first quarter of 2003. The Company plans to introduce and sell the line to retail stores in Florida, support those sales with advertising and marketing efforts in Florida and then systematically expand its sales (and sales force) nationally to retailers across the U.S. Contact has engaged the services of several sales representatives in the Southeastern United States to participate in Contact's planned roll-out of its product line during 2003. These sales representatives are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that Contact has targeted as its potential customers. In house employees and sales representatives attend trade shows and do direct selling to such retail accounts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact and in this regard the Company has contracted with

                         (5)
four professional athletes and three nationally known recording artists to produce a print and video advertising campaign and to participate in Contact's marketing campaigns. These athletes and artists participated in the production of Contact's print, radio, T.V., Internet and video advertising campaign. This advertising and marketing campaign is intended to establish and reinforce the Contact Sports brand and to support sales at the consumer level in the retail stores carrying Contact's products. The campaign will be rolled out in the third or fourth quarter of 2003 in the Florida market in conjunction with sales to retailers in that market and this strategy will be replicated as needed in other markets as they are developed. The artists and athletes are under contract with Contact Sports through the end of the first quarter of 2004. Negotiations with major retailers and specialit stores are ongoing.

Contact's sales force is presently calling on retailers in Florida and presenting the Contact apparel line. We are beginning to take orders for "back-to-school" or "holiday" delivery (i.e. third or fourth quarter of 2003) to such stores. These initial product placements will be coordinated with advertising and marketing efforts in and around the retail stores carrying the line. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

Contact has contracted with a major national warehouse distribution company who will receive and store Contact's inventory from its overseas vendors, pick, pack and ship orders to Contact's customers, perform all inventory and billing accounting functions for Contact on such orders, and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the sales and marketing of Contact's products.

Contact is constructing its website www.contactsports.net where retailers and consumers may view its product line and marketing materials. The website incorporates a significant amount of the video and audio material produced for Contact's promotional videos.

Ty-Breakers markets custom printed Tyvek and Kensel apparel as promotional products (the "Custom Business"). Customers who have purchased custom Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as athletic associations,

                         (6)
sponsors of sporting and special events and fashion designers. The custom printed apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other custom Tyvek products include hats, bags, aprons and banners. In the Custom Business Ty-Breakers markets its products primarily through advertising and referrals from Du Pont. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel.

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

Competition:

The athletic apparel business in the United States is a highly competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact and characterized by heavy advertising, promotion and price competition. Several such competitors have already established brands. Within its niche of fashion athletic apparel and urbanwear however, management believes that Contact's proprietary designs and artwork, combined with its planned advertising and promotional campaigns, will make its products stand out. Contact will contest in this highly competitive marketplace through a combination of unique and distinctive product designs, superior quality offerings, competitive pricing and aggressive brand building efforts. Management believes that a significant effort will be required for Contact to establish the brand identity necessary for the Company's ultimate success. Contact has begun and intends to continue such brand building / brand awareness efforts. Contact holds a U.S. registered

                         (7)
trademark on the name "Contact Sports". (SEE: Products, Marketing
& Distribution, and "Patents, Copyrights and Trademarks")

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

Contact does not engage in any significant research and development activities but does incur a modest amount of non-recoverable costs associated with manufacturing samples for new collections. Such samples are generally used by Contact and its field sales force for display at trade shows and showrooms and to make sales presentations to retail customers. Contact's production requirements are manufactured in volume pursuant to specific purchase orders and management does not plan to maintain significant inventories. Management may, from time to time, elect to maintain inventories of what it perceives as specific fast moving products for the purpose of re-orders or fill in orders. Contact's investment in inventory is expected to grow relative to sales but its philosophy of manufacturing products only against confirmed customer orders will not change radically. Contact presently purchases its raw material requirements from several domestic and overseas suppliers and cut & sew contractors. There are many such suppliers available - all with competitive pricing
- and the Company does not believe that the loss or inability of any such supplier or contractor to deliver goods or manufacture products for Contact would have a material adverse impact on Contact's business or operations. Moreover, the Company frequently uses overseas cut & sew contractors who provide a full package turn-key service (i.e. they source and/or supply all fabric, markers, patterns, accessories, hang tags, hangers etc.)

                         (8)
and deliver only finished goods to Contact. Contact believes it maintains a good working business relationship with its contractors and suppliers.

The designs for Contact's products are executed in-house by Contact's designer. Certain designs are conceptualized in-house and then contracted to independent designers and/or artists where they are executed under the supervision of Contact's designer. All copyrights to all artwork executed by such independent designer/artists are the property of Contact. (See: "Patents, Copyrights and Trademarks").

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. Du Pont presently produces all of the Tyvek material. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material adverse effect upon the operations of Ty-Breakers. Ty-Breakers has never had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good working business relationship with Du Pont and its Asian agent. Ty-Breakers may purchase Kensel fabric material for its Ty-Breakers' products from Du Pont or, in the alternative, manufacture the Kensel material for such products itself. In accordance with the terms of the Patent License Agreement, Ty-Breakers may continue to utilize Kensel material in its own products but may no longer sell bulk quantities of the Kensel fabric material to others. Ty-Breakers will however be paid a royalty on all sales of Kensel fabric to others by Du Pont. (See: "Patents, Copyrights and Trademarks")

The artwork and design of client's logos and images for the Tyvek and Kensel apparel in the Custom Business is usually coordinated with the client's advertising personnel. Ty-Breakers' products are manufactured and printed by unaffiliated third parties in the United States and Asia.

Ty-Breakers' promotional products are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained.

Patents, Copyrights and Trademarks

Contact is not dependent upon any patent, trademark or proprietary right of another with respect to its designs or products. Under agreements with its outside artists and

                         (9)
designers, Contact owns the copyrights to all art produced for Contact.

Contact owns all U.S. rights to the trademark "Contact Sports" as registered with the U.S. Patent & Trademarks Office.

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


Employees

Contact presently has six sales representatives, all of whom are active primarily in the Southeastern United States. The Company presently has three full time employees, two of whom are officers of Alfa and all of whom are directors of Alfa. Alfa has employment agreements with its three employees. The President of Alfa serves as a director of each of Alfa's wholly owned sub-sidiaries and the other two Alfa employees serve as officers & directors of such wholly owned subsidiaries.(See "Directors and Executive Officers of the Registrant" and "Executive Compensation").



                         (10)

Item 2.     Description of Property

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact from an unaffiliated third party under a lease expiring February 28, 2013. The lease specifcally permits Alfa and Ty-Breakers to co-occupy the space. The Company also leases warehouse space at 111 Port Jersey Boulevard, Building 4, Jersey City, N.J. 07305 from an unaffiliated third party on a month to month basis.


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

Common Stock
------------

Alfa's Common Stock trades in the over the counter market and is listed on the OTC Electronic Bulletin Board under the symbol
"TYBR".

The following table sets forth the range of the high and low bid prices for the Common Stock for the eight quarters within the last two fiscal years as reported by Nasdaq Data Products, Historical Data Service, Baltimore Maryland. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                         (11)

                                        Common Stock
                                        ------------
Quarter   Ended                  High                  Low
---------------                  ----                  ---

3/31/01                          0.05                  0.05
6/30/01                          0.05                  0.05
9/30/01                          0.06                  0.06
12/31/01                         0.15                  0.15
3/31/02                          0.06                  0.06
6/30/02                          0.17                  0.15
9/30/02                          0.14                  0.11
12/31/02                         0.10                  0.10


At December 31, 2002 Alfa had 10,488,688 shares of its Common
Stock issued and outstanding and there were approximately 1,825 holders of record of such Common Stock.

Alfa has never declared any dividends on its Common Stock and it is anticipated that any earnings in the foreseeable future will be retained for the Company's business. Any declaration in the future of any cash or stock dividends on Alfa's Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements, and general business conditions.

Preferred Stock
---------------

At December 31, 2002, Alfa (or the "Corporation") had 38,625 shares of its $0.01 par value Series B convertible preferred stock (the "Preferred Stock") issued and outstanding.

Seventy-Five Thousand (75,000) shares of the Preferred Stock have been authorized by the Board of Directors of Alfa with the voting powers and preferences and rights hereinafter set forth:

Price per Share:   $40

Dividends:

(1) The holders of the shares of Preferred Stock (the "Preferred
Shares") shall be entitled to receive, out of funds or out of shares of the Corporation's Common Stock legally available


                         (12)
therefor, dividends at the annual rate of $2.00 per Preferred Share, either in shares of Common Stock or in cash on the "Conversion Date" or on the "Redemption Date" (as those terms are hereinafter defined), and no more, payable in preference and priority to any payment of any cash dividend on the Common Stock or any other shares of capital stock of the Corporation. Such dividends shall be payable to the holders of record of the Preferred Shares on the close of business on either the Conversion Date or on the Redemption Date, as the case may be, (such date is referred to hereinafter as the "Dividend Payment Date"), provided that, before any dividend may be paid with respect to the Common Stock, or any other distribution of corporate assets made thereon, holders of the Preferred Shares shall receive all dividends accrued thereon.

(2) Each of such annual dividends shall be fully cumulative and shall accrue, whether or not earned or declared, without interest, from the first day of the period in which such dividend may be payable as herein provided.

(3) No dividends shall be declared or paid or set apart for payment on the Common Stock, or on the preferred stock of any series ranking, as to dividends, junior to the Series B Preferred Stock, for any period unless full cumulative dividends have been or contemporaneously are declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for such payment) on the Series B Preferred Stock for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. Unless full cumulative dividends have been paid on the Series B Preferred Stock, no other distribution shall be made upon the Common Stock of the Corporation or upon any securities junior to the Series B Preferred Stock.

Conversion:

The holders of the Preferred Shares shall have conversion rights as follows:

(1)     Mechanics of Conversion.    In order for a holder of
Preferred Shares to convert all or some portion of the Preferred Shares into shares of Common Stock, and subject to the restrictions set forth herein, such holder shall surrender the certificate or certificates for such Preferred Shares [the "Preferred Share Certificate(s)"] at the office of the transfer agent of the Common Stock (or the principal office of the Corporation if the Corporation serves as its own transfer agent) together with written notice as set forth in the conversion

                         (13)
certificate executed by such holder ("Notice") that such holder elects to convert all or a specified number of Preferred Shares represented by such Preferred Share Certificate(s), provided that conversion shall not be permitted with respect to less than 100 Preferred Shares at any one time unless such shares represent the full amount then convertible as set forth herein, and accompanied, if required by the Corporation, by such holder's blank executed stock power. The "Conversion Date" shall be the date of receipt of such Preferred Share Certificate(s) and Notice by the transfer agent (or by the Corporation if the Corporation serves as its own transfer agent). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder of the Preferred Shares, a certificate for the number of shares of Common Stock to which such holder shall be entitled.

(2)     Right to Convert.     Subject to the provisions for
adjustment and Redemption hereinafter set forth, on or after the date of issuance of the Preferred Shares (the, "Issue Date"), each such Preferred Share shall be convertible (the "Conversion Right"), at the option of the holder thereof, into forty (40) shares of Common Stock plus the number of shares of Common Stock determined by dividing the sum of (x) the accrued dividends as of the Conversion Date on the Preferred Shares to be converted, by
(y) one dollar ($1.00) [the "Conversion Price"].

(3)     Reservation of Shares of Common Stock.     The
Corporation shall, for so long as there are Preferred Shares outstanding, reserve and keep available out of its authorized but unissued shares of Common Stock, for the purpose of effecting the conversion of the Preferred Shares, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Preferred Shares and the Corporation will use its reasonable best efforts to take the action necessary to increase the number of reserved shares from time to time, if needed, and to increase the number of authorized shares of Common Stock if such an increase becomes necessary to permit exercise of the Conversion Right.

(4)     Conversion Adjustment.     The number of shares of Common
Stock into which the Preferred Shares may be converted shall be subject to adjustment from time to time under certain circumstances as follows:

(i) In the event that the Corporation shall at any time prior to such conversion either (a) subdivide the outstanding shares of Common Stock into a greater number of

                         (14)
shares, (b) combine the outstanding shares of Common Stock into a smaller number of shares, (c) change the outstanding shares of Common Stock into the same or a given number of shares of another class or classes of shares or (d) declare a dividend on or in respect of the outstanding shares of Common Stock or other securities of the Corporation, or (e) offer to all the holders of the shares of Common Stock any rights to subscribe for shares or for other securities of the Corporation, then the holders of the Preferred Shares shall be entitled, as the case may be, to receive the same number of shares of Common Stock or other securities of the Corporation, or to purchase at the same price that the shares or securities are being offered to all the holders of the shares of Common Stock, the number of such shares or the amount of such securities as will represent the same proportion of the outstanding shares of Common Stock prior to such increase or decrease as they would have been entitled to receive or subscribe for, as the case may be, had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such event.

(ii) In the event of a merger, including any statutory merger of the Corporation with and into any of its wholly owned subsidiaries ("Merger"), lawful provision shall be made as part of the terms of such Merger that all the Preferred Shares then outstanding, if any, (together with all accumulated dividends thereon) shall be automatically converted into the right to receive the number of such shares or the amount of such securities or assets as the holders of such Preferred Shares would have been entitled to receive had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such Merger.

(iii) In the event of the sale of substantially all the assets of the Corporation, lawful provision shall be made as part of the terms of such sale that all the Preferred Shares then outstanding, if any, (together with all accumulated dividends thereon) shall be automatically converted into the right to receive the same kind and amount of securities or assets as may be issuable, distributable or payable upon such sale with respect to the shares of Common Stock of the Corporation.

(5)     Fractional Shares.     The Corporation shall not issue
fractional shares in satisfaction of the Conversion Right of the Preferred Shares or in satisfaction of dividends on the Preferred
Shares but, in lieu thereof, all such fractional

                         (15)
shares, if any, shall be rounded up to the nearest whole share amount on the Conversion Date or Dividend Payment Date, as the case may be.

(6) From and after the Conversion Date, unless there shall have been a default in payment of the Conversion Price, all rights of the holders of the Preferred Shares designated for conversion in the Notice or in the Merger as holders of the Preferred Shares (except the right to receive the Conversion Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred Shares designated for conversion, and such Preferred Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

Redemption:

(1) At any time after twelve months after the Issue Date (or at any time upon the mutual agreement of the Corporation and all holders of Preferred Shares), while there are such Preferred Shares outstanding, the Corporation may, at the option of its Board of Directors, redeem all or any number of such Preferred Shares then outstanding by paying $40 per Preferred Share for each Preferred Share so redeemed plus all accrued but unpaid dividends then outstanding on the Preferred Shares so redeemed (the "Redemption Price"). The Redemption Price may be paid, at the Company's sole discretion, in cash or in shares of Common Stock valued at one dollar ($1.00) per share of Common Stock.

(2) At least 30 days prior to the date fixed for any redemption of the Preferred Shares (hereinafter referred to as a "Redemption Date"), written notice shall be mailed, by first class or registered mail, postage prepaid, to each holder of record of Preferred Shares to be redeemed, to the address of such holder shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such Preferred Shares, indicating whether the Redemption Price will be paid in cash or in shares of Common Stock, specifying the Redemption Date which will also be the date on which such holder's Conversion Right pursuant to this Certificate as to such Preferred Shares being redeemed shall terminate and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate or certificates representing the Preferred Shares to be redeemed (such notice is hereinafter referred to as the "Redemption Notice"). On or prior to the Redemption Date, each holder of the Preferred Shares to be

                         (16)
redeemed shall surrender his or its certificate representing such Preferred Shares to the Corporation in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such Preferred Shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of the Preferred Shares designated for redemption in the Redemption Notice as holders of the Preferred Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred Shares designated for redemption, and such Preferred Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

(3) Subject to the provisions hereof, the Board of Directors of the Corporation shall have authority to prescribe the manner in which the Preferred Shares shall be redeemed. Any Preferred Shares so redeemed shall be permanently retired, shall no longer be deemed outstanding and shall not under any circumstances be reissued, and the Corporation may from time to time take such appropriate action as may be necessary to reduce the authorized Preferred Shares accordingly.

Voting:

Except as may be required by the New Jersey Business Corporation Act or as set forth in the next following sentence, the Preferred Shares shall not be entitled to vote on any matters submitted to the stockholders of the Corporation. Without the approval of holders of a majority of the outstanding Preferred Shares, the Corporation shall not (1) authorize, create or issue any shares of any class or series ranking senior to the Preferred Shares as to liquidation rights, (2) amend, alter or repeal, by any means, the Certificate of Incorporation whereby the powers, preferences, or special rights of the Preferred Shares would be adversely affected, or (3) subject the Preferred Shares to any restrictions, other than restrictions arising solely under the New Jersey Business Corporation Act or existing under the Certificate of Incorporation.



                         (17)

Liquidation:

In the event of a liquidation, dissolution or winding up of the Corporation, the holders of the Preferred Shares shall be entitled to receive, after due payment or provision for the payment of the debts and other liabilities of the Corporation and prior to any liquidating distribution in respect to any other class of stock, a liquidating distribution equal to the Redemption Price.

Other:

The Corporation is authorized to issue the balance of the preferred stock not designated or otherwise provided for herein, from time to time in one or more series, with such designations, relative rights, preferences, or limitations permitted by the relevant provisions of the New Jersey Business Corporation Act as shall be fixed by the Board of Directors in the resolution or resolutions providing for the issuance of such stock, in respect of any class or classes of stock or any series of any class of stock of the Corporation which may be desired but which shall not be fixed by the provisions contained herein. The Board of Directors is expressly authorized to adopt such resolution or resolutions providing for the issuance of such stock, including the power to specify the number of shares in any series, from time to time, as the Board of Directors, in its discretion, may deem desirable.


The transfer agent for Alfa's Common Stock is Continental Stock
Transfer and Trust Company, 17 Battery Place, New York, New York
10004.

The transfer agent for Alfa's Preferred Stock is Alfa
International Corp., 350 Fifth Avenue, Suite 1103, New York, New
York 10118.



Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations


The financial statements at the end of fiscal years 2002 and 2001 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly owned subsidiaries Contact and Ty-Breakers.

                         (18)

Contact
-------------
In September 2001, Alfa acquired Contact. Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear.
Alfa is concentrating its efforts on the development and expansion of Contact's business and brand.

From September 2001 through the fourth quarter of 2002 Contact concentrated on its promotional and marketing efforts and new product design. In February 2002, Contact sponsored a party at a major nightclub in Philadelphia during the "NBA All Star Weekend" where it held a fashion show of several of its apparel offerings. Contact hired several major recording stars to perform at the party and professional basketball players and buyers from major retailers were in attendance.

During 2002 Contact designed and manufactured its product line which consists of several collections of fashionable basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports, and a Fall line of sweat suits, jackets,caps, outerwear and accessories. The Contact Sports athletic apparel line emphasizes basketball but eventually it will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, micro-fiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

In April 2002 Contact signed a four-year consulting agreement (the "Volkov Agreement") with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr. Volkov rose to international prominence as a starting power forward on the Soviet National Team that won the gold medal at the 1988 Seoul Olympics. He was the first Soviet athlete to play in the NBA - starting for the Atlanta Hawks from 1989 through 1992. From 1993 through 1999 he played for several professional European teams. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League
(NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine, and is the founder, co-owner and player for "B.C. Kiev" - Basketball Club of Kiev - a professional team that plays in the NEBL. In May, 2002 Mr. Volkov was elected a member of the board of directors of FIBA - Federation Internationale de Basketball, an independent


                         (19)
non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body.

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

In August, 2002 Contact engaged SmartPros and Deerfield Productions to create and produce a radio, television, print advertising, marketing and public relations campaign for use by Contact in the United States and Ukraine. Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs
- are prominently featured in this campaign. These artists and athletes have agreed to appear in Contact's advertising campaigns and to act as spokespersons for Contact. The film and audio for the campaign was shot in October 2002 and post-production was completed in late December and was then further utilized to construct the Contact Sports website at www.contactsports.net as


                         (20)
well as a CD-ROM containing sample television, radio and print ads. Contact and its sales representatives began using the CD-ROM in the first quarter of 2003 as an additional sales tool to secure orders from retailers.

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

The television advertisements created by Deerfield are presently being aired in Ukraine and several of the states of the former Soviet Union in conjunction with the televising of the local professional team's games. In addition to the expected sale of products in fiscal year 2003 to several NEBL teams and to the teams of the Ukranian League, the ongoing television coverage, public relations and media advertising resulting from the Official Sponsorship(s) is expected to create additional exposure for Contact's products and brand in Europe, the Ukraine and the states of the former Soviet Union.

In January 2003 Contact signed a two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, the founder and former chief executive officer of The Sports Authority - the largest sports speciality retailer in America. Mr. Smith is providing the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Conntact's potential customers.

In January 2003, Contact sponsored a fashion show and party at a major hotel and nightclub in South Beach, Florida where it officially launched its product line. Several major recording stars and professional athletes were in attendance and Contact received favorable press, radio and television coverage of the event. The following day Contact's management and Florida sales representatives began making sales calls on retail stores in the south Florida area. This effort continues to date. Contact is launching its products into the Florida market and plans to support that launch with significant advertising and marketing efforts in that market and thereafter expand its market penetration to the rest of the United States.
                         (21)

In March 2003, Contact opened a showroom in New York City at the
Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S.

Contact markets its products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail and print, showroom presentations of its product line, promotional events & parties which it sponsors, and video presentations for major customers. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign. Several promotional events are planned.

Contact presently retains six sales representatives who, in addition to management, are selling Contact's products to retail stores in the Southeastern United States. The sales representatives are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts that Contact has targeted as its potential customers. Sales calls began in earnest during the first quarter of 2003. Orders are being taken for for "back-to-school" or "holiday" delivery (i.e. third or fourth quarter of 2003) to such stores. These initial product placements will be coordinated with advertising and marketing efforts in and around the retail stores carrying the line. These advertising and marketing efforts are planned to occur in the third and fourth quarters of 2003 in the Florida market to coincide with the delivery of Contact's products to retailers in that market. This strategy will be replicated as needed in other markets as they are developed. Contact's advertising and marketing campaign is intended to establish and reinforce the Contact Sports brand and to support sales at the consumer level in the retail stores carrying Contact's products. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

Contact has contracted with a major national warehouse distribution company who will receive and store Contact's inventory from its overseas vendors, pick, pack and ship orders to Contact's customers, perform all inventory and billing functions for Contact on such orders, and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the sales and marketing of Contact's products.



                         (22)

Customers may soon be able to view Contact's marketing materials and products at its website www.contactsports.net.

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

Tyvek is a registered trademark of the Du Pont Company. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Products made from either Tyvek or Kensel can be printed with the color and clarity of a photograph, but Kensel products have a more substantial "feel" than products made from Tyvek alone.

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

                         (23)

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

Alfa
----

During 2002 Alfa concentrated on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey, Channel Islands ("JOL").

JOL plans to conduct real estate development related operations in the country of Qatar. On August 2, 2002, Alfa and JOL entered into a contract (which was subsequently amended on March 4, 2003 [See: Exhibits] whereby Alfa acquired the option, but not the obligation, to acquire JOL as a wholly owned subsidiary. The proposed contract between JOL and the Government of Qatar (the "Contract") contemplates, among other things, authorizing JOL to conduct a feasibility study for its proposed $300 million dollar plus real estate development project (the "Project") in Doha, Qatar. Should the parties conclude the Contract as presently structured, the Government of Qatar will, among other things,(1) pay JOL 100% of its costs incurred (not to exceed $1,000,000) in preparing such feasibility study and (2) subject only to the feasibility study demonstrating that the Project is both structurally and economically feasible, provide JOL with a suitable "Development Site" for its Project. The Development Site

                         (24)
to be provided is a parcel of land adjacent to the Arabian Gulf in the city of Doha approximately 170 acres in size. The Development Site has not yet been appraised by JOL, but its value is clearly significant. The proposed Contract calls for the Development Site to be leased to JOL for 99 years at an annual rental rate of $10,000 per year. The Project, which will be owned and operated by JOL, is presently expected to include eight office and exhibition towers, two five star hotels, conference facilities, entertainment and shopping areas and an EPCOT like theme park. As of the date hereof, JOL and the Government of Qatar are still in negotiations regarding the Contract and the Project.

The Contract has not yet been signed and no assurance can be given at this time that the Contract will be signed, or if signed, that it will not be materially different then the proposed Contract described above.

Alfa, at its option, may acquire all or part of JOL. Any acquisition of JOL as a wholly owned subsidiary of Alfa will be subject to the approval of the Alfa shareholders.

Contact and Mr. Jack A. Smith, the founder and former chief-executive of The Sports Authority - one of the nations premier sports speciality retailers - entered into a two year consulting agreement (the "Smith Agreement") effective January 1, 2003 under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services. Alfa paid Mr. Smith 314,660 restricted shares of Common Stock for his services and, as long as the Smith Agreement remains in effect, Contact is obligated to pay Mr. Smith $5,000 per month for the first 12 months and $10,000 per month for the second 12 months of the Smith Agreement.

Alfa and a consultant entered into a consulting agreement effective March 1, 2002 under which the consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt and equity capital, corporate finance advice and merger and acquisition advice. The consultant introduced the Company to Mr. Volkov and was instrumental in negotiating the Volkov Agreement and the consultant also introduced the Company to Mr. Smith and was instrumental in negotiating the Smith Agreement. The consultant also introduced Alfa to several registered broker /dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its Preferred Stock

                         (25)
and warrants. Net proceeds from sales of Units, after payment of broker and consultant fees, will be used to expand Contact's sales and marketing activities, to exercise options to purchase a portion of JOL's capital stock and for general working capital needs at the sole discretion of management.

Alfa and another consultant entered into a five-month consulting agreement effective October 29, 2002 under which the consultant, among other things, agreed to provide the Company with management, business and marketing consulting services, and assistance in raising debt and equity capital, and merger and acquisition advice. The consultant was paid 300,000 shares (market value of $45,000)of Common Stock for its services. Alfa has disputed the consultant's provision of services and intends to attempt to have the aforesaid fee reduced.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse at 111 Port Jersey Boulevard, Jersey City, New Jersey 07305. Both facilities are leased from unaffiliated third parties.



Results of Operations:

Fiscal Year Ended December 31, 2002 Compared to
Fiscal Year Ended December 31, 2001

The Company experienced an increase in revenue of $16,149 (43%)during the fiscal year 2002 as compared to fiscal year 2001. This revenue increase resulted from an increase (primarily at Contact) in net sales of $25,297 during the fiscal year offset by a decrease in royalty income of $9,148 during the same period. Royalty income from Ty-Breakers' Patent License Agreement with Du Pont is not expected to be significant in the future. The cost of sales percentage for fiscal year 2002 was 141%. This cost of sales percentage during fiscal 2002 is primarily a result of (1) price markdowns at Contact to close out old inventory from a previous season which Contact owned at the time of its acquisition by Alfa and, (2) an increase of $29,003 in inventory reserves during fiscal year 2002. Ty-Breakers' slow moving inventories of finished goods and raw material (representing inventory for the discontinued Retail business)are now fully reserved - in line with management's decision to focus Ty-


                         (26)

Breakers solely on its Custom Business. Future sales of such Retail business inventory at Ty-Breakers, while not expected to be consistent, will carry a substantial gross profit margin due to the existence of the inventory reserves. In all likelihood however, these reserves will have little affect on the gross margin on future Ty-Breakers sales which will be focused on the Custom Business. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned cost of sales percentage is not reflective of Contact's normal pricing which carries a gross profit margin of approximately 50%. Going forward, moreover, Contact's inventory while expected to increase in line with sales growth - which will be driven by its marketing efforts - is not expected to consist of much "risk inventory", since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older inventory at Contact and the increases in the inventory reserves during fiscal year 2002 caused inventory to decrease by $73,003 during the fiscal year 2002 compared to the fiscal year end 2001 level.

Selling, general and administrative expenses increased by $352,833 (83%) during fiscal year 2002 compared to the previous fiscal year. This increase is attributable to the substantial promotional, advertising and marketing expenses incurred by Contact during fiscal 2002 of approximately $260,000 (especially for the Contact Sports NBA All-Star Weekend party at Philadelphia in February, the sponsorship of the Global Games in Dallas in July, the sponsorship of the BC Kiev team in Ukraine and the television, radio and CD commercial productions and associated fees for athletes and performers in the fourth quarter of 2002). In addition the Company expended approximately $59,000 during fiscal 2002 pursuing its potential acquisition of JOL. Contact's marketing and promotional expenditures are expected to continue to be quite substantial in the future. Contact began the launch of its product line during the first quarter of 2003.

The Company sustained a net loss of $789,511 during fiscal year 2002 as compared to a net loss of $558,493 during the previous fiscal year. This increased loss of $231,018 (41%) is attributable to the increased marketing, promotional and advertising expenses mentioned above as well as the increases at Contact in new employee and sales representative compensation during 2002. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to substantially increase sales in order to attain profitability. Management believes that

                         (27)

Contact's planned marketing and promotional expenditures - which are expected to continue to be significant - will continue to depress earnings into 2003. It is hoped that a profitable level of sales may be attained before the end of fiscal year 2003 or during the first half of 2004 as a result of those marketing efforts. Management believes that a profitable level of sales can be attained after Contact sells its products to retailers in the Southeast U.S during the first quarter of 2003 (for delivery in the fall of 2003) and begins its planned advertising and marketing campaign, now scheduled for the third quarter of 2003, concurrent with delivery of its products to such retailers' stores. Contact further expects that the Agreement which it executed with Jack A. Smith, founder and former CEO of The Sports Authority, will help it achieve its sales and marketing goals. Contact plans to recruit additional employees and sales representatives to sell Contact's products to retail stores throughout the United States. The proceeds that Alfa expects to continue to receive from the Private Placement will be necessary to allow Alfa to fully implement its marketing plan for Contact. Full implementation of Contact's marketing plan is the pre-requisite for the Company's attaining a profitable level of sales in 2003 or 2004.

No significant capital expenditures were incurred during fiscal year 2002.

Inventories decreased $44,000 in 2002 compared to the same period in 2001 and inventory reserves were increased by $29,003 during fiscal 2002. Adequate inventory reserves have been established. The decrease in inventory is primarily attributable to the sale, on a close out basis, of the finished goods inventory owned by Contact at the time of its acquisition by Alfa. Contact's business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of inventory for fill in orders on fast moving items. Such Contact inventory will closely track sales, be exclusively finished goods and will generally be liquidated on a close out basis at the end of each season.



                         (28)

                         (29)

Liquidity and Capital Resources

The Company has experienced negative cash flows from operating activities during the past two fiscal years primarily due to operating losses. The Company's operating loss during 2002 includes charges totaling approximately $245,770 covering promotional expenses for Contact during the fiscal year. In addition non-recurring charges of $9,000 representing an addition to the inventory reserve and $45,000 in consulting fees were incurred in fiscal 2002.

                         (30)

At December 31, 2002 the Company had working capital of $104,315 as compared to working capital of $96,181 at December 31, 2001. This increase of $8,134 is attributable to the receipt by the Company of proceeds from the Private Placement net of the payment by the Company of its 8% note payable and trade accounts payables. As of December 31, 2002, the Company had $70,359 in current liabilities of which $58,903 (84%) represented liabilities for which the Company was under no urgency to expend cash (i.e. $16,888 in accounts payable and $25,000 in accrued payroll owed to Alfa's President; $17,015 in dividends payable which may be paid with Common Stock valued at $1.00 per share).

The Company will rely upon the business of its Contact Sports subsidiary for future revenue growth. A comprehensive sales and marketing plan for Contact has been devised and is presently being implemented. Management plans to aggressively market Contact's products to retail stores nationwide and to wholesalers and retailers in Ukraine and Europe. Ty-Breakers will continue marketing its custom printed Tyvek products into the (premium & incentive ) Custom Market. A comprehensive marketing, advertising, public relations and promotional campaign is scheduled to be launched in the second half of 2003 concurrent with the delivery of Contact's products to various retail stores in Florida. Contact management and sales representatives began selling to such retail stores in the first quarter of 2003 and that effort continues to date. The continuation of these efforts and the ultimate launch and implementation of this campaign is contingent upon the continued receipt by Alfa of the necessary proceeds from the Private Placement of its equity securities. Absent the receipt of such proceeds the launch and implementation of this marketing and advertising campaign will have to be scaled down, postponed or cancelled.

Qualified independent sales representatives have been recruited to sell Contact's products in Florida where it is presently being launched. The Company plans to expand its sales coverage to retail stores throughout the United States after it's Florida launch is successful. The Company will continue its ongoing efforts to pursue Ty-Breakers' Custom Business.

While no assurances can be given at this time, management believes that, subject to the continued success of Alfa's ongoing Private Placement, Contact's efforts will successfully increase sales and will turn the Company profitable during fiscal year 2003 or the first half of fiscal year 2004. Contact's projected revenue and associated sales and marketing expenses are expected to increase significantly in fiscal 2003. It is essential for
                         (31)
the Company to increase its level of sales in order to allow continued operations.

In fiscal 2002, the Company sold 38,625 shares of its Series B
Convertible Preferred Stock to private investors at $40.00 per share and received net proceeds totaling $749,463.

The Company's previously disclosed efforts in recent years to acquire or start an operating business with prospects for sustainable revenue growth culminated in the acquisition in September 2001 of Contact. The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations during the last two years and will continue to do so during fiscal 2003 in order to fund Alfa's and Contact's operations. Subject only to the success of Alfa's ongoing Private Placement, it is management's opinion, that Contact is positioned to rapidly grow its sales during fiscal years 2003 and that the Company will attain profitability in fiscal year 2003 or the first half of fiscal 2004.

Ty-Breakers plans to continue to market its Tyvek products in its Custom Business where its low overhead enviornment should produce a break even operation at minimum.

While no assurances can be given at this time, management believes that Contact's marketing efforts if combined with adequate financing from Alfa will successfully increase Contact's sales revenue and turn the Company profitable in 2003 or the first half of fiscal 2004. In order to achieve the increased sales levels, Contact has recruited a sales representative force (in Florida where its product launch is presently underway)and developed comprehensive sales, marketing, public relations and promotional campaigns. It will be necessary for Alfa to successfully complete its ongoing Private Placement in order for Contact to fully implement these campaigns.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company

Import Operations

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Viet Nam and the United Arab Emirates. As a direct result of these

                         (32)
efforts Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of its various apparel products.

Ty-Breakers will continue to rely primarily on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel.


Forward Looking Statements

Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that could cause such differences include: the success or failure of Alfa's continuing efforts to secure additional equity capital; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the success of JOL's efforts to sign the Contract with the Government of Qatar; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.


Item 7.     Financial Statements

The response to this item is submitted as a separate section to this report commencing on Page F-1.

                         (33)

Item 8.     Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

None


                          PART III


Item 9.     Directors, Executive Officers and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The present Directors and Executive Officers of the Company are as follows:


Name                       Age        Position
----                       ---        --------
Frank J. Drohan            58       Chairman of the Board of
                                    Directors, President, Chief
                                    Executive & Financial Officer

Charles P. Kuczynski       	48       Vice-President, Secretary and
                                    Director

Kye V. Giscombe            33       Director

Salvatore J. Bucchere      59       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and owner of Rif International Corp., a privately held New York company which had extensive overseas activities between 1977 and 1986. Rif ultimately acquired the Ty-Breakers' business, assets and patent - changed its name to Ty-Breakers Corp. - and was acquired by Alfa on January 23, 1997. Mr. Drohan serves as a Director and Chairman of the Board of Alfa's wholly owned subsidiary Ty-Breakers Corp. and as Chairman of the Board and Chief Executive Officer of its wholly owned subsidiary Contact Sports, Inc.

Charles P. Kuczynski has served as a Director and Secretary of Alfa between 1988 and 1993 and from 1996 to the present. Mr. Kuczynski was employed as Vice-President of Sales for Ty-Breakers from 1993 until its acquisition by Alfa in 1997. Mr. Kuczynski is the inventor of KENSEL and a patent for KENSEL was issued in his

                         (34)
name in September 1992, which patent subsequently was assigned to Ty-Breakers. He presently serves as the President, Secretary and a Director of Ty-Breakers. Mr. Kuczynski also serves as the Vice-President, Secretary and a Director of Contact Sports, Inc., Alfa's wholly owned subsidiary acquired in September 2001.

Kye V. Giscombe founded Contact Sports in 1999 and, since September 2001 when it was acquired by Alfa, he has served as the President and Chief Operating Officer of Contact as well as a Director. Mr. Giscombe is also a Director of Alfa. A native New Yorker, who grew up in and around the urban athletic scene, Mr. Giscombe was educated at John Jay College and the Fashion Institute of Technology of New York. Mr. Giscombe's uncanny eye for style and ability to design athletic apparel landed him the job as designer of custom high school and college team uniforms for Gotham City Sports in New York. Mr. Giscombe has extensive experience designing from a flat sketch to a working sample, textile and graphic design and presentation boards. His athletic experiences includes high school and college basketball, many years in track and field, and over seven years on the gridiron. Mr. Giscombe continues to be involved in the urban basketball scene and his intimate involvement in the creation of Contact and its products, his design and marketing skills and his vast network of associates in the worlds of athletics and music will continue to be of critical importance to the Company's success.

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971 Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977 he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979 he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Co. and since 1982 he has been Chairman of the Board and controlling shareholder of Columbia Products Co. - a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States.

At December 31, 2002 the Board of Directors of Alfa consisted of
Frank J. Drohan, Charles P. Kuczynski, Kye V. Giscombe and
Salvatore J. Bucchere. Directors are elected to serve for

                         (35)
one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.

Item 10.     Executive Compensation

The following table sets forth information relating to the aggregate cash compensation received by the then current Executive Officers of the Company for services in all capacities during the calendar year ended December 31, 2002 for (i) the Chief Executive Officer, (ii) each then current Executive Officer whose total cash compensation exceeded $100,000 and (iii) all then current Executive Officers of the Company as a group.

Name of individual       Capacities in           Cash
or number in group        which served           Compensation


Frank J. Drohan         Chairman of Board        $ 100,000
                        of Directors, President,
                        Chief Executive Officer

All Executive Officers
as a group (3 persons)                           $ 230,000
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

Employment & Consulting Agreements

As part of the acquisition of Contact Sports in September 2001, the Company and Messrs. Drohan and Kuczynski canceled their existing employment agreements and stock options contained therein. The Company executed new employment agreements with three employees.

Alfa is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base

                         (36)
salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for options to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

Contact is obligated through December 31, 2006 to pay its President & Chief Operating Officer, Mr. Giscombe, an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes.

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

Contact had a Master Sales Representative Agreement with its former National Sales Manager which was terminated without obligation to Contact or Alfa in accordance with its terms during 2002.

On February 27, 2002, the Company entered into a three year consulting agreement "Consulting Agreement") beginning March 1, 2002, whereby the Consultant will provide advice relating to future acquisitions, obtaining debt financing and raising capital. Compensation for these services and advice of $360,000 per annum plus 200,000 shares of Alfa's unregistered and restricted Common Stock valued at approximately $8,000 is contingent upon completion of the Private Placement of Alfa stock in the amount of $3,000,000 and based on cash flow from operations thereafter. The Consulting Agreement is terminable by either party by giving 30 days notice in writing.

Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received

                         (37)
no remuneration during the fiscal year ended December 31, 2002 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending
December 31, 2003.

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

In September 2001, in connection with his contract, the Company granted a total of 50,000 non-qualified stock options to its National Sales Manager. The options expired unexercised during 2002 concurrent with the termination of his contract.

As of December 31, 2002 there were no incentive stock options outstanding under the Plan and there were 400,000 non-qualified options issued and outstanding as follows:

Name                  No. of options	  Option Price      Date of
                                                        Grant

Frank J. Drohan          200,000         $0.25          9/l/2001
Charles P. Kuczynski     100,000         $0.25          9/l/2001
Kye V. Giscombe          100,000         $0.25          9/l/2001

During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007.
                         (38)

On January 20, 1999, the Company entered into a consulting agreement whereby four sets of stock options were granted - each set consisted of 500,000 shares with the exercise price of each set $.25, $.50 $.75 and $1.00 per share, respectively. The fair value of the options were estimated on the date of grant using the Black-Scholes option - pricing model with the following assumptions: expected life of 3 years; expected volatility of 311%; expected dividend yield of 0% and a risk free interest rate of 6.0 percent and have been recorded as a consulting fee based upon total estimated fair value of $500,000. Options to purchase 1,200,000 shares for $525,000 were exercised in 1999. At December 31, 2001, options to purchase 800,000 shares were exercisable, consisting of 300,000 options at $.75 per share and 500,000 at $1.00 per share. The options expired unexercised on January 19, 2002.

Item 11.     Security Ownership and Certain Beneficial Owners and
Management.

The following table sets forth, as of December 31, 2002, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                              Beneficial           Percent
Name and Address              Ownership (5)

Frank J. Drohan (1)(3)        1,529,186             14.5 %

Charles P. Kuczynski (l)(4)     242,163              2.3 %

Kye V. Giscombe(1)(4)           420,000              4.0%

Robert F. Peacock (2)         3,050,000             29.0 %

All officers and Directors    1,571,349             20.8 %
As a Group of 3 Persons
----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Alfa. Messrs. Drohan & Kuczynski are officers of Alfa.

(2)  The address for Mr. Peacock is c/o the Company.

                         (39)

(3) Does not include Mr. Drohan's 200,000 currently exercisable stock options granted under his employment Agreement. All such options are exercisable at $0.25 per share.

(4) Does not include Mr. Kuczynski's or Mr. Giscombe's currently exercisable 100,000 stock options granted under each of their respective employment agreements. All such options are exercisable at $0.25 per share.

(5) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

Item 12.     Certain Relationships and Related Transactions

Journey of Light (Jersey), Ltd.
------------------------------

Beginning in June 2002 Alfa began pursuing the acquisition of Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey, Channel Islands ("JOL"). The President of Alfa is also the President and Chief Operating Officer of JOL and the owner of 22% of JOL's capital stock. The other three JOL shareholders are citizens of England and Qatar and are un-affiliated with Alfa. JOL plans to conduct operations in the country of Qatar. On August 2, 2002, Alfa and JOL entered into a contract (which was subsequently amended on March 4, 2003) [See:
Exhibits], whereby Alfa was granted the option to acquire JOL as a wholly owned subsidiary.

                         (40)

Item 13.      Exhibits and Reports on Form 8-K

(a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                   Page
Numbers      Description                                  Number


3.1          Articles of Incorporation, as amended          *

3.2          By-Laws                                        *

10.1         The Smith Agreement                          E-1

10.2         The Amended JOL Agreement dated 3/4/03       E-9

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

                         (41)

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

Dated: April 15, 2003

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

Name                        Title                      Date
----                        -----                      ----

                        Chairman of the Board,
s/ Frank J. Drohan      President and Chief        April 15, 2003
FRANK J. DROHAN         Executive & Financial
                        Officer

                         (42)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Alfa International Corp.

We have audited the accompanying consolidated balance sheets of Alfa International Corp. and subsidiaries as of December 31,2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International Corp. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's financial position at December 31, 2002 and results of operations and cash flows to December 31, 2002 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             WISS & COMPANY, LLP
Red Bank, New Jersey
February 18, 2003                F-1

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2002               2001
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 144,972         $  28,486
  Inventories:
   Raw materials                                         -              6,585
   Work-in-process                                    2,150             2,198
   Finished goods                                        -             66,370
  Prepaid expenses                                   27,552            20,637
                                                   --------          --------
       Total Current Assets                         174,674           124,276
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      49,445            49,445
  General plant                                       8,843            22,598
  Furniture and fixtures                              5,007             5,006
                                                   --------          --------
                                                     63,295            77,049
  Less: Accumulated depreciation and amortization    57,384            64,062
                                                   --------          --------
                                                      5,911            12,987
                                                   --------          --------
OTHER ASSETS:
  Note receivable                                    19,293            66,625
  Other assets                                           -                789
                                                   --------          --------
                                                     19,293            67,414
                                                   --------          --------
                                                  $ 199,878         $ 204,677
                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   16,888         $  10,081
  8 % Note payable                                       -             14,200
  Accrued payroll                                    25,000                -
  Accrued expenses and other current liabilities     11,456             3,814
  Dividends payable                                  17,015                -
                                                   --------          --------
        Total Current Liabilities                    70,359            28,095
                                                   --------          --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock:
  Authorized - 925,000 shares
  Issued and outstanding - none
  Series B preferred stock; $.01 par value
  Authorized - 75,000 shares; Issued:
   38,625 shares at December 31, 2002                   386                -
  Common stock - $.01 par value: authorized
   15,000,000 shares; issued and
   outstanding 10,488,688 in 2002 and
   10,038,688 shares in 2001                        104,887           100,387
Capital in excess of par value                    6,634,500         5,879,923
Retained earnings (deficit)                      (6,610,254)       (5,803,728)
                                                  ---------         ---------
        Total Stockholders' Equity                  129,519           176,582
                                                  ---------         ---------
                                                 $  199,878        $  204,677
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2002             2001
                                                      ----------- -----------
REVENUES:
  Net Sales                                       $    52,835      $    27,538
  Royalty Income                                          852           10,000
                                                   ----------       ----------
                                                       53,687           37,538
                                                   ----------       ----------

COSTS AND EXPENSES:
  Cost of sales                                        74,607           85,571
  Selling, general and administrative                 778,275          425,442
  Write down of investment                                 -           100,000
  Interest income                                      (6,478)         (14,982)
  Gain on sale of equipment                            (5,250)              -
  Other expense                                         2,044               -
                                                   ----------      -----------
                                                      843,198          596,031
                                                   ----------      -----------
NET LOSS                                             (789,511)        (558,493)
PREFERRED STOCK DIVIDENDS                              17,015               -
                                                   ----------      -----------
LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (806,526)      $ (558,493)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (.08)     $      (.06)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      10,488,688        9,256,258
                                                   ==========       ===========

See accompanying notes to consolidated financial statements.

                                            F-3

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     (Deficit)
                                 ---------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000:    8,907,148  $89,071    -    $-    $5,800,521  ($5,245,235)

Issuance of common stock for
     cash, less related costs       81,500      815                   38,903        -
Issuance of common stock for
     purchase of business          650,000    6,500                   32,500        -
Issuance of common stock pursuant
     to employment agreements      400,000    4,000                    8,000        -
Adjustment                              40        1                       (1)       -
Net loss                               -        -                         -      (558,493)
                                 --------- -------- -----   ---     ---------   ----------
YEAR ENDED DECEMBER 31, 2001    10,038,688  100,387   -      -      5,879,923  (5,803,728)

Issuance of common stock for
     consulting Services           450,000    4,500   -      -          5,500        -
Issuance of preferred stock for
     cash, less related costs
     of approximately $760,000                      38,625   386      749,077        -
Preferred stock dividends              -        -     -      -             -      (17,015)
Net loss                               -        -                         -      (789,511)
                                 --------- -------- ------  ----   ----------   ----------
YEAR ENDED DECEMBER 31, 2002    10,488,688 $104,887 38,625  $386   $6,634,500  (6,610,254)
                                ==========  ======= ======   ===    =========   =========

See accompanying notes to consolidated financial statements.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2002          2001
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (789,511)   $ (558,493)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               7,076         7,504
    Issuance of common stock for services rendered                 -         12,000
    Write down of investment                                       -        100,000
    Gain on sale of property                                   (5,250)           -
    Inventory reserve                                          29,003        64,303
    Consulting services for common stock                       54,294            -
  Changes in operating assets and liabilities:
    Accounts receivable                                          (266)        2,394
    Inventories                                                44,000         4,159
    Prepaid promotional costs                                    (775)           -
    Prepaid expenses                                           (5,874)      (18,794)
    Accounts payable                                            6,807        (2,919)
    Other assets                                                  789           711
    Accrued expenses                                           32,642         2,165
                                                            ----------    ----------
       Net cash flows used by operating activities           (672,065)     (386,970)
                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of net assets of acquired business                          -        (26,000)
  Acquisition of property and equipment                            -         (4,688)
  Proceeds from sale of property                                5,250            -
  Note receivable                                               3,038       (29,125)
  Investment                                                       -        (81,125)
                                                           ----------    -----------
         Net cash flows from investing activities               8,288      (140,938)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           -          39,718
  Proceeds from issuance of preferred stock                   749,463             -
  Payments on note payable                                    (14,200)       (10,390)
                                                             ----------    ----------
         Net cash flows from financing activities             735,263         29,328
                                                             ----------    ----------

NET CHANGE IN CASH                                            116,486       (498,580)

CASH BEGINNING OF YEAR                                         28,486        527,066
                                                             ----------    ----------
CASH END OF YEAR                                           $  144,972      $  28,486
                                                           ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $    1,858      $      -
                                                           ==========      ==========
  Interest paid                                            $      372      $     377
                                                           ==========      ==========
  Due from placement agent exchanged for note receivable   $       -       $  37,500
                                                           ==========      ==========
  Reduction in note payable in exchange for inventory      $       -       $  25,410
                                                           ==========      ==========
  Due from affiliate exchanged for investment              $       -       $  18,875
                                                           ==========      ==========


     Non-cash investing activity-
     Acquisition of business:
        Fair value of assets acquired                      $       -       $ 115,000
        Stock issued to sellers                                    -         (39,000)
        Note payable                                               -         (50,000)
                                                            ----------      ----------
        Net cash payment                                   $       -       $  26,000
                                                           ==========      ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Preferred stock dividend                                  17,015             -
                                                           ==========      ===========
     Note receivable exchanged for common stock            $   44,294      $      -
                                                           ==========      ===========


See accompanying notes to consolidated financial statements.


             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Alfa International Corp. ("Alfa") and its wholly owned subsidiaries, Ty-Breakers Corp. ("Ty-Breakers") and Contact Sports, Inc. ("Contact Sports") collectively referred to as the "Company". All intercompany transactions have been eliminated in consolidation.

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

     Financial Instruments - Financial instruments include cash, accounts and note receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 2002 and 2001, inventories were reduced by $29,003 and $64,303 respectively, for quantities on hand in excess of normal usage. Management believes that the resulting reserves of $137,329 and $129,758 at December 31, 2002 and 2001, respectively, are adequate.

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

     Advertising Costs - Advertising costs of approximately
$260,000 in 2002 and $9,000 in 2001 were expensed as incurred.

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

     The Company did not grant any stock options to employees during 2002.

     Had compensation cost been based upon fair value of the option on the date of grant, as prescribed by SFAS 123, the Company's proforma net loss and net loss per share would have been respectively $(812,320) and $(.06),in 2002 and $(562,691)
and $(.06)in 2001. The fair market value of these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions: risk-free interest rate of 5.50%; no dividend yield; volatility factor of 229% and a weighted-average expected life of ten years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

     Net Loss Per Share - Basic and diluted loss per share are based upon the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

     Recently Issued Accounting Pronouncements - SFAS No. 148, "Accountingfor Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No.123, was issued in December 2002. The new standard provides alternative methods for transition for a voluntary change from the intrinsic method of accounting to the fair value-based method of accounting for

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for 2002. The new interim disclosure provisions are effective beginning in the first quarter of 2003. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which requires a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. Adoption of this statement is not expected to have an impact on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS 146 applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived asstes. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. Adoption of this statement is not expected to have an impact on the Company's financial statements.


NOTE 2  - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and its continuance to procure additional funding through stock offerings.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In an effort to attain profitable operations, the Company will attempt to increase sales by concentrating its efforts on the marketing of its new Contact Sports athletic apparel product line. Should the Company be unsuccessful in its attempts to increase sales and additional funding, the Company may not be able to continue operations.

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


     The Consulting Agreement is with an entity whose principals are also the principals of a company with whom Alfa has a note receivable (the "Note") for $19,293 at December 31, 2002. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement. As of December 31, 2002, a total of $9,972 has been applied to the balance of accrued interest on the Note and a total of $3,037 has been applied to the principal balance of the Note. In October 2002 the Company received 300,000 shares of its Common Stock held by the Consultant in satisfaction of approximately $45,000 of note receivable and accrued interest.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 22, 2002, the Company entered into a consulting agreement for marketing services whereby it will issue 200,000 shares of its common stock valued at $10,000.

Alfa and another consultant entered into a five-month consulting agreement effective October 29, 2002 under which the consultant, among other things, agreed to provide the Company with management, business and marketing consulting services, and assistance in raising debt and equity capital, and merger and acquisition advice. The consultant was paid 300,000 shares (market value of approximately $45,000) of Common Stock for its services. The Company recognized a charge for these services in 2002.


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

     In March 2002,in connection with a private placement, the Company entered into an agreement with a registered broker dealer whereby the broker dealer will receive cash compensation for its services of thirteen percent of the gross amount of proceeds from a private placement and the parent company of the broker dealer will receive 250,000 shares of the Company's common stock.

     In May 2002, the Company began a private placement whereby it offered up to 150 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible Preferred Stock and 20,000 warrants. Each warrant is valid for two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 2002, the Company sold 77.25 units for
$20,000 per unit representing 38,625 shares of its Series B
Preferred Stock and 1,545,000 warrants. Net proceeds from the sales totaled $749,077.

     At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share. The Series B

     Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended December 31, 2002 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.

NOTE 5 - PURCHASE OF BUSINESS:

     On September 25, 2001, Contact Sports, a newly formed, wholly-owned subsidiary of Alfa, incorporated in New York, completed the acquisition of 100% of the outstanding common stock of Contact Sports, Inc, an unrelated New Jersey Corporation in exchange for 650,000 shares of Alfa's unregistered and restricted common stock with a fair market value of $39,000, a note payable for $50,000 bearing interest at 8% per annum due in five monthly installments of $10,000 plus interest through February 2002 and $26,000 in cash. The purchase price of $115,000 was allocated to accounts receivable ($2,000) inventory ($126,000) and accounts payable ($13,000). The note payable was subsequently reduced by $25,410 in exchange for the return of inventory.

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          Year Ended December 31,
                                        -------------------------
                                                 2001
                                             ----------
Net Sales                                     $ 54,994
                                              =========
Net loss                                     ($717,399)
                                              =========
Basic and diluted loss per share               ($.07)
                                                =====
NOTE 6  - COMMITMENTS:

     Leases - The Company leases its executive office in Jersey
City, New Jersey on a month-to-month basis. Rent expense for 2002 and 2001 was $15,558 and,$13,101 respectively.

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

NOTE 7  - STOCKHOLDERS' EQUITY:

      Stock Option Plan - Effective September 1, 2001, subject to shareholder approval, the Company instituted the "Alfa International Corp 2002 Stock Option Plan" ("Plan"). The Plan provides for the granting of Incentive Stock Options and Non-Qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock on the date of grant (exercise prices for

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

     In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of .25 per share, vest ratably over five years and expire ten years after the grant date. None of these options are exercisable at December 31, 2002.

    During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and warrant activity is as follows:


                                  2002              2001
                         --------------------    ----------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                         Shares     Price        Shares  Price


Outstanding on Jan. 1,   1,975,000   0.51       925,000   0.80

Granted                  1,545,000   0.75     1,050,000   0.25

Exercised                       -      -            -     0.51

Forfeited/Expired         (850,000)  0.87           -        -
                         ---------            ----------
Outstanding on Dec. 31,  2,670,000   0.53     1,975,000   0.51
                         ========    ====     =========   =====

Exercisable on Dec. 31,  1,970,000   0.63     1,075,000   0.72
                         ========    ====     =========   =====

As of December 31, 2002, the options and warrants outstanding and exercisable prices ranged from $0.10 to 0.75. The weighted-average remaining lives approximated 2.3 years and 2.1 years dfor outstanding and exercisable, respectively.



NOTE 8 - WRITE DOWN OF INVESTMENT:

     In December 2001, the Company wrote down its $100,000 investment in Medical Freedom Corp. ("MFC"). MFC is an early stage Internet based entity controlled by the President/CEO of Alfa.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  - INCOME TAXES:

     Deferred tax asset is comprised of the following:

                                         December 31,
                                    ----------------------
                                       2002        2001
                                    ----------  ----------
Federal net operating loss
  carryforwards                     $2,259,000  $2,072,000
State net operating loss
  carryforwards, net of
  federal tax benefit                  428,000     333,000
Other reserves                         168,000     168,000
                                    ----------  ----------
                                     2,855,000   2,573,000
Less: Valuation allowance            2,855,000   2,573,000
                                    ----------  ----------
                                    $     -     $     -
                                    ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2002 and 2001.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2002.

     At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $7,100,000 which expire beginning in 2004. The Company's issuance of shares during fiscal 1995 and subsequent thereto results in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which limits the Company's use of these net operating loss carryforwards.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10 - SUBSEQUENT EVENT:

     In January 2003, the Company entered into an agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and requires remuneration of $5,000 per month in 2003 and $10,000 per month in 2004. The consultant has also received 314,660 shares of Common Stock.

     On February 3, 2003, the Company entered into a non-cancelable operating lease for office space in New York City, New
York expiring February 28, 2013.




                             F-16
28