Form 10QSB
period 2003-03-31
ALFA INTERNATIONAL CORP
filed 2003-05-20
CIK 820600

                        FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2003
                               ----------------
Commission File Number: 0-17264
                       ----------


                       ALFA International Corp.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

    New Jersey                                22-2216835
--------------------------------        ----------------------
State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)       Identification Number)

           350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
          -----------------------------------------------------
                (Address of Principal Executive Offices)

Registrant's telephone number, and area code:  (212) 563-4141
                                               ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No


As of May 15, 2003, the registrant had outstanding 10,803,348 shares of Common Stock, par value $.01 per share.


                            (1)

                ALFA INTERNATIONAL CORP.AND SUBSIDIARIES
                                 INDEX
                     PART I - FINANCIAL INFORMATION



ITEM 1:        FINANCIAL STATEMENTS


             CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 2002
             MARCH 31, 2003

             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2002
             THREE MONTHS ENDED MARCH 31, 2003

             CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31,2003

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2002
             THREE MONTHS ENDED MARCH 31, 2003


             NOTES TO FINANCIAL STATEMENTS



ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 3:        CONTROLS AND PROCEDURES

                      PART II  -  OTHER INFORMATION


ITEM 6:          EXHIBITS AND REPORT ON FORM 8-K




                            (2)

                           ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                          March 31,         December 31,
                                           2003                 2002
                                         ----------         ------------
                                         (Unaudited)            Note 1
                                         ----------         ------------
ASSETS

CURRENT ASSETS:
Cash and equivalents                     $  254,228         $  144,972
Accounts receivable                             164                266
Inventory                                    24,821              2,150
Prepaid promotional costs                                          775
Prepaid expenses and other
   current assets                            67,491             26,511
                                           --------           --------
  Total Current Assets                      346,704            174,674
                                           --------           --------
PROPERTY AND EQUIPMENT:
Office & computer equipment                  55,298             49,445
General plant                                 9,514              8,843
Furniture & fixtures                          5,007              5,007
                                             ------             ------
                                             69,819             63,295
Less: Accumulated depreciation              (57,984)           (57,384)
                                            -------            -------
                                             11,835              5,911
                                            -------            -------


OTHER ASSETS:
 Note Receivable                             14,814             19,293
 Deposits                                    12,154                 -
 Advances to Affiliate                      103,569             59,113
                                           --------            -------
                                            130,537             78,406
                                           --------            -------

                                        $   489,076         $  258,991
                                        ===========         ==========


LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES:
Accounts payable                        $    54,700         $   16,888
Accrued payroll                              25,000             25,000
Accrued expenses                             19,110             11,456
Accrued compensation                         59,113             59,113
Dividends payable                            39,873             17,015
                                            -------           --------
    Total Current Liabilities               197,796            129,472
                                            -------           --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
Value. Authorized - 75,000 shares;
Issued:38,625 shares at December 31,
2002 and 54,750 at March 31, 2003              548                386
Common stock - $ .01 par value
Authorized - 15,000,000 shares;
issued and outstanding 10,803,348
Shares in 2003 and 10,488,688
in 2002                                     108,034            104,887
Capital in excess of par value            6,969,424          6,634,500
Retained earnings (deficit)              (6,786,726)        (6,610,254)
                                         -----------        ----------
     Total Stockholders' Equity             291,280            129,519
                                         -----------        ----------
                                        $   489,076         $  258,991
                                        ===========         ==========

            (See accompanying notes to consolidated financial statements)














                                       (3)


                           ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           ---------------------------------------
                                       (UNAUDITED)
                                               THREE  MONTHS  ENDED
                                                     MARCH 31,
                                            ---------------------------
                                             2003                    2002
                                            ------                  ------
REVENUES:
Net sales                                $    2,313              $   25,651
Royalty income                                   -                      586
                                           --------                --------
                                              2,313                  26,237
                                           --------                --------
COSTS AND EXPENSES:
Cost of sales                                    85                  24,821
Selling, general and administrative         156,247                 153,473
Interest income                                (405)                 (1,491)
Gain on sale of equipment                        -                   (5,250)
                                            -------               ---------
                                            155,927                 171,553
                                            -------               ---------
NET LOSS                                 $ (153,614)             $ (145,316)
                                         -----------             -----------
PREFERRED STOCK DIVIDENDS                    22,858                     -
                                         -----------             ------------
LOSS APPLICABLE TO
COMMON STOCKHOLDERS                       $(176,472)             $ (145,316)
                                         ===========             ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                     10,698,461              10,038,688
                                          ==========             ===========
NET LOSS PER SHARE                        $  (.02)                $  (.01 )
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


                 Common Stock             Pref. Stock
                 ------------             -----------      Capital in     Retained
                             Par                   Par     Excess of      Earnings
                Shares       Value        Shares   Value   Par Value     (Deficit)
                ------       -----        ------   -----   ----------    ---------
Balances at
December 31,
2002             10,488,688   $ 104,887   38,625   $ 386   $ 6,634,500    $ (6,610,254)

Issuance of
Preferred Stock
for cash, net of
expenses of
$322,500                                  16,125     162       322,338

Preferred stock
Dividend             -             -          -      -            -            (22,858)

Issuance of
Common Stock
for consulting
services            314,660       3,147       -      -          12,586


Net loss              -              -        -       -          -            (153,614)
                 ----------   ---------   ------   ------  -----------    -------------
Balances at
March 31, 2003   10,803,348  $ 108,034    54,750   $ 548   $ 6,969,424    $ (6,786,726)
                 ----------   ---------   ------   ------  -----------    -------------

            (See accompanying notes to consolidated financial statements)




                                        (5)

                               ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ----------------------------------------
                                             (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                               2003           2002
                                                               ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                          $(153,614)      $ (145,316)
         Adjustments to reconcile net loss to net cash
         flows from operating activities:
            Depreciation and amortization                        600              500
            Gain on sale of equipment                             -            (5,250)
            Inventory Reserve                                   (471)         (11,970)
            Stock issued for consulting fees                  15,733               -
            Changes in operating assets and liabilities:
              Accounts receivable                                102          (24,532)
              Inventories                                    (22,200)          32,839
              Prepaid expenses                               (40,205)          (5,799)
              Accounts payable                                37,812           37,894
              Other assets                                   (12,154)             187
              Accrued expenses                                 7,654           55,637
                                                            --------         --------
                 Net cash flows from operating activities   (166,743)         (65,810)
                                                            --------         --------



     CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment               (6,524)            (247)
         Proceeds from sale of equipment                          -             5,250
         Note receivable                                       4,479               -
         Advance to affiliate                                (44,456)              -
                                                            ---------        --------
               Net cash flows from investing activities      (46,501)           5,003
                                                            ---------        --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred stock           322,500              -
         Payments on Note Payable                                -              (176)
         Proceeds from Short term loans                          -            34,000
                                                             --------         ------
               Net cash flows from financing activities      322,500          33,824
                                                             --------         ------

     NET CHANGE IN CASH AND EQUIVALENTS                      109,256         (26,983)

     CASH AND EQUIVALENTS, BEGINNING OF PERIOD               144,972          28,486
                                                            ---------         -------
     CASH AND EQUIVALENTS, END OF PERIOD                   $ 254,228       $    1,503
                                                           =========         =========
     SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                         $     -         $       52
                                                           =========       ===========
     NON-CASH FINANCING ACTIVITIES:

     Preferred stock dividend                               $ 22,858             -
                                                           ==========      ============
            (See accompanying notes to consolidated financial statements)

                                      (6)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has two wholly owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in their consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.


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

The Agreement is with an entity whose principals are also the principals of the company with whom Alfa has a note receivable (the "Note") for $14,814 at March 31, 2003. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement.

The Consultant introduced the Company to a registered broker-dealer with whom the Company entered into an agreement whereby the broker-dealer agreed to assist the Company in selling the Private Placement.

As of March 31, 2003, a total of $11,198 has been applied to the balance of accrued interest on the Note and a total of $51,811 has been applied to the principal balance of the Note.

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

During the second quarter of 2002, the Board of Directors
                            (8)
authorized the issuance of up to 75,000 shares of Series B
Preferred Stock, par value $0.01, at a price of $40 per share.

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

During the first quarter of 2003, the Company sold 32.25 units for $20,000 per unit representing 16,125 shares of its Series B
Preferred Stock and 645,000 warrants. Net proceeds from the sales totaled $322,500.

At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred
Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended March 31, 2003 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.


                            (9)

Note 5 -     In January 2003, the Company entered into an
agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and requires remuneration of $5,000 per month in 2003 and $10,000 per month in 2004. The consultant has also received 314,660 shares of Common Stock.

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The balance sheet for the Company at the end of fiscal year
2002 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002. All other financial statements are unaudited.

All of the Company's operations are conducted through its wholly owned subsidiaries: Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers"). The Company acquired Contact in
September 2001.

Critical Accounting Policies:
-----------------------------
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.



                            (10)

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized when goods are shipped to customers from production facilities or outside warehouses.

     Inventory Reserves.   We have established inventory
reserves to cover losses anticipated from inventory items becoming either unsalable or salable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill in orders on fast moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. We believe our reserves are adequate.

     Valuation Allowance for Deferred Tax Assets. The carrying value of deferred tax assets assumes that we will not be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions.

Contact
-------
Contact is in the business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts, sweat suits and outerwear. Alfa is concentrating its efforts on the development and expansion of Contact's business and brand.

Contact officially launched its product line during the first quarter of 2003 with an exclusively sponsored Contact fashion show and party at a major hotel and nightclub in South Beach, Florida. Several major recording stars and professional athletes were in attendance and Contact received favorable press, radio and television coverage for the event. Other such promotional events are planned. Immediately thereafter, Contact's management and independent Florida sales representatives began making sales calls on retail stores in the south Florida market. The sales representatives continue to sell the Contact product line to their existing key accounts in the Florida and Caribbean resort

                            (11)
market. These sales representatives engaged by Contact are highly experienced in the apparel field with years of experience selling to the specialty and department store accounts in the southeast that Contact has targeted as its potential customers. This effort continues to date with a particular focus on pre-selling orders to key independent stores and to larger national chains and department stores with a retail store presence in Florida. A few key independent stores will receive initial deliveries in the third quarter, and Contact is also taking orders for Holiday 2003 delivery (fourth quarter) and Spring 2004 delivery (first and second quarter 2004). The current backlog of orders is approximately $40,000

Contact launched its products into the Florida market because the product line lends itself to year round purchase and use, the cost of advertising and ability to gain media attention is more favorable than other markets such as Los Angeles or New York, and Florida is the gateway to additional sales in both the Caribbean and South American markets. Contact will support its Florida launch with significant advertising and marketing efforts in the Florida market and thereafter expand its market penetration to the remainder of the United States. Both the Caribbean and South American markets follow retail product fashion trends from leading retail stores in Florida, but require little, if any, advertising and marketing in their respective markets.

In order to create demand at the consumer level in the retail stores carrying Contact's products, Contact has created and produced radio and television ads, print and billboard advertisements, along with a marketing and public relations campaign that will coincide with the rollout of product in the Florida stores. Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in this campaign. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for

                            (12)

Contact. Through its Florida public relations firm, other professional athletes not currently under contract with the Company can be hired on an at-need basis for special events, including in-store signings, remote radio broadcasts featuring exclusive Contact tie-ins, or other product promotion and branding opportunities. Several outdoor billboard advertisements in the high traffic Miami-Ft. Lauderdale corridor will debut in the third quarter and are timed to precede initial product deliveries creating an early buzz around the Contact brand. The full advertising campaign will be rolled out in the fourth quarter of 2003 in conjunction with product deliveries to retailers in the Florida market and this strategy will be replicated as needed in other markets as they are developed.
The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign will feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

Contact plans to introduce and sell its full line to retail stores in Florida, support those sales with advertising and marketing efforts in Florida and then systematically expand its sales (and sales force) nationally to retailers across the U.S. In house employees and sales representatives attend trade shows and do direct selling to such retail accounts. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

In March 2003, Contact opened a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S. Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers and a worldwide web presence will supplement
                            (13)

Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

The Contact Sports website at www.contactsports.net was activated in the first quarter of 2003 and contains much of the film and audio shot for the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently presented. The same sample television, radio and print advertisements and other marketing materials were incorporated into a CD-Rom devised as an interactive sales tool for use by the sales representatives to secure orders from retailers.

In January 2003 Contact signed a two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, the founder and former chief executive officer of The Sports Authority - the largest sports speciality retailer in America. Mr. Smith is providing the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers.

In April 2002 Contact signed a four-year consulting agreement (the "Volkov Agreement") with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League (NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine and a member of the board of directors of FIBA - Federation Internationale de Basketball, an independent non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body. The Volkov Agreement contemplates Mr. Volkov's involvement in the company's marketing and sales efforts in the United States, Europe and the states of the former Soviet Union. Specifically Mr. Volkov will assist the company in securing the services of active NBA players to

                            (14)
participate in Contact Sports advertising and marketing campaigns. He will also assist in the recruitment of local star players in Europe and Ukraine for Contact's marketing efforts in those markets. Mr. Volkov has also agreed to assist Contact in its sales and distribution efforts in Ukraine and Europe through personal introductions to the relevant sports apparel importers and marketers in these markets.

Contact's product line consists of several collections of basketball athletic shorts and jerseys, over forty different high quality tee shirt designs covering many sports and a three-season line of sweat suits, jackets and outerwear. The Contact Sports athletic apparel line will initially emphasize basketball but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look and the fabrics are high quality goods, including cottons, fleece, micro-fiber, velour and several custom fabrics. A gym to street theme runs throughout the line.

Contact designs its products in-house but has its apparel products manufactured and printed by unaffiliated third parties in the United States and Asia.

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

Ty-Breakers
-----------
Ty-Breakers markets imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to corporate end users (the "Custom Business"). Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained. These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture
                            (15)

Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com. These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

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

Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000 Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. During the first quarter of 2003 DuPont elected to discontinue manufacturing and selling all Kensel fabrics. Ty-Breakers' final royalty payments from DuPont were not material. Du Pont presently produces all of the Tyvek material. Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent.

Alfa
----
During 2003 Alfa has continued to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its

                            (16)
capital raising activities and (3) the pursuit of a possible acquisition of Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey, Channel Islands ("JOL").

JOL plans to conduct real estate development related operations in the country of Qatar. On August 2, 2002, Alfa and JOL entered into a contract (which was subsequently amended on March 4, 2003 whereby Alfa was granted two separate options with respect to JOL. Alfa, at its option, may (1) acquire up to 500,000 shares of JOL's common stock at a price of $1.00 per share (the "Stock Purchase Option"), or (2) acquire JOL as a wholly owned subsidiary in a transaction whereby the JOL shareholders would exchange their JOL shares for shares of Alfa's Common Stock (the "Acquisition Option"). Any such acquisition of JOL as a wholly owned subsidiary of Alfa will be subject to the approval of the Alfa shareholders.

On April 30, 2003, JOL and the Government of Qatar executed a contract (the "Qatar Contract") contemplating JOL's development of a 180 acre parcel of land in Doha, Qatar (the Qatar Project").[SEE: PART II-OTHER INFORMATION; ITEM 6; Exhibits and Reports on Form 8-K]. The Qatar Contract contemplates JOL completing a feasibility study by March 31, 2004 for its Qatar Project, the Government of Qatar approving such feasibility study and JOL and the Government of Qatar subsequently entering into a final contract (the "Final Contract"). In order for Alfa to acquire JOL as a wholly owned subsidiary, Alfa must, within thirty days after JOL and the government of Qatar sign the Final Contract, give notice to JOL and the JOL shareholders of its intention to exercise the Acquisition Option.

Alfa & Contact and Mr. Jack A. Smith, the founder and former chief-executive of The Sports Authority - one of the nation's premier sports speciality retailers - entered into a two year consulting agreement (the "Smith Agreement") effective January 1, 2003 under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services. Alfa paid Mr. Smith 314,660 restricted shares of Common Stock for his services and, as long as the Smith Agreement remains in effect, Contact is obligated to pay Mr. Smith $5,000 per month for the first 12 months and $10,000 per month for the second 12 months of the Smith Agreement. The

                            (17)

Company has recognized a charge for $30,733 for the quarter ended March 31, 2003 to account for the stock compensation issued under this agreement.

Alfa and a consultant entered into a consulting agreement effective March 1, 2002 under which the consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt and equity capital, corporate finance advice and merger and acquisition advice. The consultant introduced the Company to Mr. Volkov and to Mr. Smith and was instrumental in negotiating the Volkov Agreement and the Smith Agreement. The consultant also introduced Alfa to several registered broker/dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its Preferred Stock and warrants. Net proceeds from sales of Units, after payment of broker and consultant fees, will be used to expand Contact's sales and marketing activities, to exercise options to purchase a portion of JOL's capital stock and for general working capital needs at the sole discretion of management.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space is leased by Contact on a month to month basis from an unaffiliated third party at 111 Port Jersey Boulevard, Jersey City, NJ 07305.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2003 vs.
THREE MONTHS ENDED MARCH 31,2002

The Company experienced an decrease in net sales revenue of $23,338 (91%)for the first quarter of 2003 as compared to the same period in the previous year. This sales revenue decrease reflects the Company's shift in emphasis to developing, sourcing and promoting the Contact product line while at the same time exiting the Ty-Breakers' business of selling its imprinted jackets to retail stores (the "Ty-Breakers Retailer Business"). The Contact Sports product line was launched in the first quarter of 2003. There was no sales revenue at Contact during

                            (18)
the first quarter and none is expected during the second quarter of 2003. Contact and its sales representatives are now taking orders for delivery in the third and fourth quarter of 2003. The minimal sales that occurred during the first quarter of 2003 were a result of Ty-Breakers internet sales to consumers (the "Ty-Breakers Consumer Business") and sales of custom printed products to end users (the "Ty-Breakers Custom Business"). Royalty income from Ty-Breakers' Patent License Agreement with DuPont decreased by $586 compared to the same period in the previous year and, since DuPont has discontinued its sale and production of Kensel fabric, no further such royalty income will occur. The cost of sales percentage for the first quarter of 2003 was 4% and the gross profit percentage was 96%. The cost of sales and gross profit percentages in the first quarter of 2003 are a result of the previous establishment of reserves for slow moving inventory associated with the Ty-Breakers Consumer & Retailer Businesses, and while such reserves will continue to impact Ty-Breakers's gross profits (except in the Ty-Breakers Custom Business), the Company expects that future sales at Ty-Breakers Consumer & Retailer Businesses will be minimal and not material. The Company is relying on Contact for its future sales growth. The aforementioned percentages are not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%, except on those end-of-season inventory items which will be subject to close out price markdowns. Contact's inventory, moreover, - while expected to increase in line with sales growth - is not expected to be significant since inventory will be mostly manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. Inventory increased by $22,671 during the first quarter of 2003 compared to fiscal year end 2002 due to the need to deliver small quantity orders to stores in Florida in July, the acquisition of salesmen's samples and products to be distributed to Contact's spokespersons.

Selling, general and administrative expenses were comparable to the first quarter of 2002.

The Company sustained a net loss of $153,614 for the first quarter of 2003 as compared to a net loss of $145,316 during the same period in the previous fiscal year. The continued losses for the Company are attributable to the lack of sales revenue at Contact which the Company does not expect to be ameliorated

                            (19)
until the third and fourth quarter of 2003. Contact will need to attain significant sales growth in order for the Company to attain profitability. Management believes that Contact's planned marketing and promotional expenditures - which are expected to be significant - will depress earnings in 2003 but that a profitable level of sales may be attained before the end of fiscal year 2004 as a result of those marketing efforts. The proceeds that the Company expects to receive from the Private Placement during 2003 will be necessary to allow the Company to implement its marketing plan for Contact.


LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows from operations during the first quarter of 2003 due primarily to its operating loss and increases in inventories, prepaid expenses and rent deposits. At March 31, 2003 the Company had working capital of $148,908 as compared to working capital of $45,202 at December 31, 2002. This increase of $103,706 is attributable to the receipt by the Company during the period of proceeds from the Company's Private Placement.

As of March 31, 2003, the Company had $197,796 in current liabilities of which $79,101 (40%) represented liabilities for which the Company was under no urgency to expend cash (i.e. $12,085 in accounts payable and $27,143 in accrued payroll owed to Alfa's President; $39,873 in dividends payable which may be paid with Common Stock valued at $1.00 per share).

The Company will rely upon the business of its Contact Sports subsidiary for future revenue growth. A comprehensive sales and marketing plan for Contact has been devised and is presently being implemented. Management plans to aggressively market

Contact's products to retail stores nationwide. Ty-Breakers will continue marketing its custom printed Tyvek products into the premium & incentive market. A comprehensive marketing, advertising, public relations and promotional campaign is scheduled to be launched in the second half of 2003 concurrent with the delivery of Contact's products to various retail stores in Florida. Contact management and sales representatives began selling to such retail stores in the first quarter of 2003 and

                            (20)
that effort continues to date. The continuation of these efforts and the ultimate launch and implementation of this campaign is contingent upon the continued receipt by Alfa of the necessary proceeds from the Private Placement of its equity securities. Absent the receipt of such proceeds the launch and implementation of this marketing and advertising campaign will have to be scaled down, postponed or cancelled.

Qualified independent sales representatives have been recruited to sell Contact's products in Florida where it is presently being launched. The Company plans to expand its sales coverage to retail stores throughout the United States after it's Florida launch is successful. Ty-Breakers will continue its ongoing efforts to pursue the Ty-Breakers' Custom Business where its low overhead enviornment should produce a break even operation at minimum.

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


During the first quarter of 2003, the Company sold 16,125 shares of its Series B Convertible Preferred Stock to private investors at $40.00 per share and received net proceeds after broker and consultants fees totaling $322,500.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of

                            (21)
the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences might include: the success or failure of Alfa's continuing efforts to secure additional equity capital; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.

ITEM  3   -    Controls and Procedures

Within the 90 days prior to the date of the filing of this Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of management, including the Company's chief executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal
Controls or other factors which could significantly affect internal controls subsequent to the date of the evaluation.

                            (22)

                    PART II   -   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------
3.1              Articles of Incorporation, as amended    *

3.2              By-laws                                  *

99.1             Sarbannes-Oaxley certification           E-1

99.2             Sarbannes-Oaxley certification           E-3
________________________
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File No.33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.



(b)          Reports on Form 8-K

             Report on Form 8-K dated May 15, 2003



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 20, 2003             ALFA INTERNATIONAL CORP.
                                (Registrant)




                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (23)