Form 10KSB/A
period 2002-12-31
ALFA INTERNATIONAL CORP
filed 2003-07-22
CIK 820600

                         FORM 10-KSB/A
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

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

Conversion:

The holders of the Preferred Shares shall have conversion rights as follows:
(1)     Mechanics of Conversion.
        -----------------------
    In order for a holder of Preferred Shares to convert all or some portion of the Preferred Shares into shares of Common Stock, and subject to the restrictions set forth herein, such holder shall surrender the certificate or certificates for such Preferred Shares [the "Preferred Share Certificate(s)"] at the office of the transfer agent of the Common Stock (or the principal office of the Corporation if the Corporation serves as its own transfer agent) together with written notice as set forth in the conversion
                         (13)
certificate executed by such holder ("Notice") that such holder elects to convert all or a specified number of Preferred Shares represented by such Preferred Share Certificate(s), provided that conversion shall not be permitted with respect to less than 100 Preferred Shares at any one time unless such shares represent the full amount then convertible as set forth herein, and accompanied, if required by the Corporation, by such holder's blank executed stock power. The "Conversion Date" shall be the date of receipt of such Preferred Share Certificate(s) and Notice by the transfer agent (or by the Corporation if the Corporation serves as its own transfer agent). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder of the Preferred Shares, a certificate for the number of shares of Common Stock to which such holder shall be entitled.

(2)     Right to Convert.
        ----------------
     Subject to the provisions for adjustment and Redemption hereinafter set forth, on or after the date of issuance of the Preferred Shares (the, "Issue Date"), each such Preferred Share shall be convertible (the "Conversion Right"), at the option of the holder thereof, into forty (40) shares of Common Stock plus the number of shares of Common Stock determined by dividing the sum of (x) the accrued dividends as of the Conversion Date on the Preferred Shares to be converted, by (y) one dollar ($1.00) [the "Conversion Price"].

(3)     Reservation of Shares of Common Stock.
        --------------------------------------
     The Corporation shall, for so long as there are Preferred Shares outstanding, reserve and keep available out of its authorized but unissued shares of Common Stock, for the purpose of effecting the conversion of the Preferred Shares, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Preferred Shares and the Corporation will use its reasonable best efforts to take the action necessary to increase the number of reserved shares from time to time, if needed, and to increase the number of authorized shares of Common Stock if such an increase becomes necessary to permit exercise of the Conversion Right.

(4)     Conversion Adjustment.
        ---------------------
     The number of shares of Common Stock into which the Preferred Shares may be converted shall be subject to adjustment from time to time under certain circumstances as follows:

                         (14)

(i) In the event that the Corporation shall at any time prior to such conversion either (a) subdivide the outstanding shares of Common Stock into a greater number of shares, (b) combine the outstanding shares of Common Stock into a smaller number of shares, (c) change the outstanding shares of Common Stock into the same or a given number of shares of another class or classes of shares or (d) declare a dividend on or in respect of the outstanding shares of Common Stock or other securities of the Corporation, or (e) offer to all the holders of the shares of Common Stock any rights to subscribe for shares or for other securities of the Corporation, then the holders of the Preferred Shares shall be entitled, as the case may be, to receive the same number of shares of Common Stock or other securities of the Corporation, or to purchase at the same price that the shares or securities are being offered to all the holders of the shares of Common Stock, the number of such shares or the amount of such securities as will represent the same proportion of the outstanding shares of Common Stock prior to such increase or decrease as they would have been entitled to receive or subscribe for, as the case may be, had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such event.

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

(5)     Fractional Shares.
        -----------------
     The Corporation shall not issue fractional shares in

                         (15)
satisfaction of the Conversion Right of the Preferred Shares or in satisfaction of dividends on the Preferred Shares but, in lieu thereof, all such fractional shares, if any, shall be rounded up to the nearest whole share amount on the Conversion Date or Dividend Payment Date, as the case may be.

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

                         (18)

Critical Accounting Policies
----------------------------
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies,management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized when goods are shipped to customers from the Comnpany's warehouse or from outside warehouses.

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

Contact
-------------
In September 2001, Alfa acquired Contact. Contact is in the

                                   (19)
business of designing, manufacturing and marketing a unique line of fashion forward athletic apparel, tee shirts and outerwear.
Alfa is concentrating its efforts on the development and expansion of Contact's business and brand.

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


                         (20)

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

In August, 2002 Contact engaged SmartPros and Deerfield Productions to create and produce a radio, television, print advertising, marketing and public relations campaign for use by Contact in the United States and Ukraine. Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs
- are prominently featured in this campaign. These artists and athletes have agreed to appear in Contact's advertising campaigns and to act as spokespersons for Contact. The film and audio for the campaign was shot in October 2002 and post-production was completed in late December and was then further utilized to construct the Contact Sports website at www.contactsports.net as well as a CD-ROM containing sample television, radio and print ads. Contact and its sales representatives began using the CD-ROM in the first quarter of 2003 as an additional sales tool to secure orders from retailers.



                         (21)

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

                         (22)

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

Customers can view Contact's marketing materials and products at its website www.contactsports.net.
            ---------------------
Contact intends to recruit an in house National Sales Manager as well as additional independent sales representatives as necessary to sell its apparel to retail stores. Attendance at trade shows,

                         (23)
print, radio and television advertising and a worldwide web presence will supplement Contact's marketing efforts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact's products.


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



                         (24)

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

                         (25)

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

Results of Operations:

Fiscal Year Ended December 31, 2002 Compared to
Fiscal Year Ended December 31, 2001

The Company experienced an increase in revenue of $16,149 (43%)during the fiscal year 2002 as compared to fiscal year 2001. This revenue increase resulted from an increase (primarily at Contact) in net sales of $25,297 during the fiscal year offset by a decrease in royalty income of $9,148 during the same period. Royalty income from Ty-Breakers' Patent License Agreement with Du

                         (26)

Pont is not expected to be significant in the future. The cost of sales percentage for fiscal year 2002 was 141%. This cost of sales percentage during fiscal 2002 is primarily a result of (1) price markdowns at Contact to close out old inventory from a previous season which Contact owned at the time of its acquisition by Alfa and, (2) an increase of $29,003 in inventory reserves during fiscal year 2002. Ty-Breakers' slow moving inventories of finished goods and raw material (representing inventory for the discontinued Retail business)are now fully reserved - in line with management's decision to focus Ty-Breakers solely on its Custom Business. Future sales of such Retail business inventory at Ty-Breakers, while not expected to be consistent, will carry a substantial gross profit margin due to the existence of the inventory reserves. In all likelihood however, these reserves will have little affect on the gross margin on future Ty-Breakers sales which will be focused on the Custom Business. While it is expected that Contact will continue to close out excess inventory at the end of a season, the aforementioned cost of sales percentage is not reflective of Contact's normal pricing which carries a gross profit margin of approximately 50%. Going forward, moreover, Contact's inventory while expected to increase in line with sales growth - which will be driven by its marketing efforts - is not expected to consist of much "risk inventory", since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older inventory at Contact and the increases in the inventory reserves during fiscal year 2002 caused inventory to decrease by $73,003 during the fiscal year 2002 compared to the fiscal year end 2001 level.

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


                         (27)

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

Qualified independent sales representatives have been recruited to sell Contact's products in Florida where it is presently being launched. The Company plans to expand its sales coverage to

                         (29)
retail stores throughout the United States after it's Florida launch is successful. The Company will continue its ongoing efforts to pursue Ty-Breakers' Custom Business.

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


                         (30)

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company

Import Operations

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Viet Nam and the United Arab Emirates. As a direct result of these efforts Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of its various apparel products.

Ty-Breakers will continue to rely primarily on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel.


Forward Looking Statements

Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that could cause such differences include: the success or failure of Alfa's continuing efforts to secure additional equity capital; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing


                         (31)
initiatives; the success of JOL's efforts to sign the Contract with the Government of Qatar; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.


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




                         (32)

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

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University

                         (33)
in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971 Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977 he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979 he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Co. and since 1982 he has been Chairman of the Board and controlling shareholder of Columbia Products Co. - a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States.

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
-----------------------------------------------------------------
After reasonable inquiry, the Company has concluded that the

                         (34)
aggregate amount of personal benefits cannot be specifically or precisely ascertained, but does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation, and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

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


                         (35)

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

Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. Directors received no remuneration during the fiscal year ended December 31, 2002 and the Company does not intend to compensate any Directors for serving as members of its Board during the fiscal year ending December 31, 2003.

Stock Options

Effective September 1, 2001, the Company instituted the "Alfa International Corp. 2001 Stock Option Plan" ("Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

                         (36)

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


                         (37)

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

                         (38)

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

99.1         Sarbannes-Oaxley certification

99.2         Sarbannes-Oaxley certification

*     Previously filed as exhibits to Alfa's Registration
Statement on Form S-1 (File No. 33-18591) filed with the
Securities and Exchange Commission and incorporated herein by reference thereto.


**     Previously filed with the Securities and Exchange
Commission as exhibits to Alfa's Reports on Form 8-K dated
January 27, 1997, September 26, 2001 and December 3, 2001.



 (b)     Reports on Form 8-K

                   None

                         (39)

Item 14.      Controls and Procedures

Within the 90 days prior to the date of the filing of this Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of management, including the Company's chief executive and financial officer,of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

                         (40)

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

                         (41)

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

                                             WISS & COMPANY, LLP
Livingston, New Jersey
February 18, 2003                F-1

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2002               2001
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 144,972         $  28,486
  Inventories:
   Raw materials                                         -              6,585
   Work-in-process                                    2,150             2,198
   Finished goods                                        -             66,370
  Prepaid expenses                                   27,552            20,637
                                                   --------          --------
       Total Current Assets                         174,674           124,276
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      49,445            49,445
  General plant                                       8,843            22,598
  Furniture and fixtures                              5,007             5,006
                                                   --------          --------
                                                     63,295            77,049
  Less: Accumulated depreciation and amortization    57,384            64,062
                                                   --------          --------
                                                      5,911            12,987
                                                   --------          --------
OTHER ASSETS:
  Note receivable                                    19,293            66,625
  Other assets                                           -                789
  Advances to Affiliate                              59,113                -
                                                   --------          --------
                                                     78,406            67,414
                                                   --------          --------
                                                  $ 258,991         $ 204,677
                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   16,888         $  10,081
  8 % Note payable                                       -             14,200
  Accrued payroll                                    25,000                -
  Accrued expenses and other current liabilities     11,456             3,814
  Accrued compensation                               59,113                -
  Dividends payable                                  17,015                -
                                                   --------          --------
        Total Current Liabilities                   129,472            28,095
                                                   --------          --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock:
  Authorized - 925,000 shares
  Issued and outstanding - none
  Series B preferred stock; $.01 par value
  Authorized - 75,000 shares; Issued:
   38,625 shares at December 31, 2002                   386                -
  Common stock - $.01 par value: authorized
   15,000,000 shares; issued and
   outstanding 10,488,688 in 2002 and
   10,038,688 shares in 2001                        104,887           100,387
Capital in excess of par value                    6,634,500         5,879,923
Retained earnings (deficit)                      (6,610,254)       (5,803,728)
                                                  ---------         ---------
        Total Stockholders' Equity                  129,519           176,582
                                                  ---------         ---------
                                                 $  258,991        $  204,677
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

                                            F-3

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     (Deficit)
                                 ---------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000:    8,907,148  $89,071    -    $-    $5,800,521  $(5,245,235)

Issuance of common stock for
     cash, less related costs       81,500      815                   38,903        -
Issuance of common stock for
     purchase of business          650,000    6,500                   32,500        -
Issuance of common stock pursuant
     to employment agreements      400,000    4,000                    8,000        -
Adjustment                              40        1                       (1)       -
Net loss                               -        -                         -      (558,493)
                                 --------- -------- -----   ---     ---------   ----------
YEAR ENDED DECEMBER 31, 2001    10,038,688  100,387   -      -      5,879,923  (5,803,728)

Issuance of common stock for
     consulting services           200,000    2,000   -      -          8,000        -
Issuance of preferred stock for
     cash, less related costs
     of approximately $760,000,
     including issuance of 250,000
     shares of Common Stock        250,000    2,500 38,625   386      746,577        -
Preferred stock dividends              -        -     -      -             -      (17,015)

Purchase of Common Stock for
 Treasury in satisfaction of
 Note Receivable                  (300,000)  (3,000)                 (41,294)
Reissuance of Treasury Stock
 For services rendered              300,000   3,000                   41,294

Net loss                               -        -                         -      (789,511)
                                 --------- -------- ------  ----   ----------   ----------
YEAR ENDED DECEMBER 31, 2002    10,488,688 $104,887 38,625  $386   $6,634,500 $(6,610,254)
                                ==========  ======= ======   ===    =========   =========

See accompanying notes to consolidated financial statements.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2002          2001
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (789,511)   $ (558,493)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               7,076         7,504
    Issuance of common stock for services rendered                 -         12,000
    Write down of investment                                       -        100,000
    Gain on sale of property                                   (5,250)           -
    Inventory reserve                                          29,003        64,303
    Consulting services for common stock                       54,294            -
  Changes in operating assets and liabilities:
    Accounts receivable                                          (266)        2,394
    Inventories                                                44,000         4,159
    Prepaid promotional costs                                    (775)           -
    Prepaid expenses                                           (5,874)      (18,794)
    Accounts payable                                            6,807        (2,919)
    Other assets                                                  789           711
    Accrued expenses                                           32,642         2,165
    Accrued compensation                                       59,113            -
                                                            ----------    ----------
       Net cash flows used by operating activities           (567,952)     (386,970)
                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of net assets of acquired business                          -        (26,000)
  Acquisition of property and equipment                            -         (4,688)
  Proceeds from sale of property                                5,250            -
  Note receivable                                               3,038       (29,125)
  Investment                                                       -        (81,125)
  Advances to Affiliate                                       (59,113)           -
                                                           ----------    -----------
         Net cash flows used by investing activities          (50,825)     (140,938)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           -          39,718
  Proceeds from issuance of preferred stock                   749,463             -
  Payments on note payable                                    (14,200)       (10,390)
                                                             ----------    ----------
         Net cash flows from financing activities             735,263         29,328
                                                             ----------    ----------

NET CHANGE IN CASH                                            116,486       (498,580)

CASH BEGINNING OF YEAR                                         28,486        527,066
                                                             ----------    ----------
CASH END OF YEAR                                           $  144,972      $  28,486
                                                           ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $    1,858      $      -
                                                           ==========      ==========
  Interest paid                                            $      372      $     377
                                                           ==========      ==========
  Due from placement agent exchanged for note receivable   $       -       $  37,500
                                                           ==========      ==========
  Reduction in note payable in exchange for inventory      $       -       $  25,410
                                                           ==========      ==========
  Due from affiliate exchanged for investment              $       -       $  18,875
                                                           ==========      ==========


     Non-cash investing activity-
     Acquisition of business:
        Fair value of assets acquired                      $       -       $ 115,000
        Stock issued to sellers                                    -         (39,000)
        Note payable                                               -         (50,000)
                                                            ----------      ----------
        Net cash payment                                   $       -       $  26,000
                                                           ==========      ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Preferred stock dividend                              $   17,015             -
                                                           ==========      ===========
     Note receivable exchanged for common stock            $   44,294      $      -
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

     Recently Issued Accounting Pronouncements - SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No.123, was issued in December 2002. The new standard provides alternative methods for transition for a voluntary change from the intrinsic method of accounting to the fair value-based method of accounting for

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for 2002. The new interim disclosure provisions are effective beginning in the first quarter of 2003. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

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

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In May 2002, the Company began a private placement whereby it offered up to 150 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible Preferred Stock and 20,000 warrants. Each warrant is valid for two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

     As of December 31, 2002, the Company sold 77.25 units for
$20,000 per unit representing 38,625 shares of its Series B
Preferred Stock and 1,545,000 warrants. Net proceeds from the sales totaled $749,463.

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.



                                             Year Ended
                                             December 31,
                                                2001
                                               ------

Net Sales                                     $ 54,994
                                              =========
Net loss                                     ($717,399)
                                              =========
Basic and diluted loss per share               ($.07)
                                                =====
NOTE 6  - COMMITMENTS:

     Leases - The Company leases its executive office in Jersey
City, New Jersey on a month-to-month basis. Rent expense for 2002 and 2001 was $15,558 and $13,101, respectively.

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

NOTE 7  - STOCKHOLDERS' EQUITY:

      Stock Option Plan - Effective September 1, 2001, subject to

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and warrant activity is as follows:


                                  2002              2001
                         --------------------    ----------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                         Shares     Price        Shares  Price


Outstanding on Jan. 1,   1,975,000   0.51       925,000   0.80

Granted                  1,545,000   0.75     1,050,000   0.25

Exercised                       -      -            -       -

Forfeited/Expired         (850,000) (0.87)          -       -
                         ---------   ----     ----------  -----
Outstanding on Dec. 31,  2,670,000   0.53     1,975,000   0.51
                         ========    ====     =========   =====

Exercisable on Dec. 31,  1,970,000   0.63     1,075,000   0.72
                         ========    ====     =========   =====

As of December 31, 2002, the prices of options and warrants outstanding and exercisable ranged from $0.10 to 0.75. The weighted-average remaining lives approximated 2.3 years and 2.1 years for outstanding and exercisable, respectively.



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




                             F17

28