Form 10QSB
period 2003-06-30
ALFA INTERNATIONAL CORP
filed 2003-08-19
CIK 820600

                     FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2003
                                -------------

Commission File Number: 0-17264
                        -------



                 ALFA International Corp.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)



       New Jersey                           22-2216835
---------------------------------      ---------------------
State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)      Identification Number)




      350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
      --------------------------------------------------
            (Address of principal executive offices)


                      (212) 563-4141
   ----------------------------------------------------
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No

As of August 14, 2003 the registrant had outstanding 10,803,348 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 2002
        JUNE 30, 2003

        CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED JUNE 30, 2002
        THREE MONTHS ENDED JUNE 30, 2003

        SIX MONTHS ENDED JUNE 30, 2002
        SIX MONTHS ENDED JUNE 30, 2003

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        SIX MONTHS ENDED JUNE 30, 2003

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 30, 2002
        SIX MONTHS ENDED JUNE 30, 2003


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

              PART II  -  OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K



                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      June  30,         December 31,
                                        2003               2002
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 236,810         $ 144,972
Accounts Receivable                      15,020                -
Inventory                                29,433             2,150
Prepaid expenses                          8,810            27,552
                                       --------          --------
        Total Current Assets            290,073           174,674
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            80,912            49,445
  General Plant                           9,570             8,843
  Furniture & Fixtures                   13,904             5,007
                                       --------          --------
                                        104,386            63,295
  Less:  Accumulated depreciation       (58,584)          (57,384)
                                       --------          --------
                                         45,802             5,911
                                       --------          --------
OTHER ASSETS:
Note Receivable                          14,814            19,293
Deposits                                 22,154                 -
Advances to Affiliate                   131,540            59,113
                                       --------          --------
                                        168,508            78,406
                                       --------          --------
Total Assets                          $ 504,383         $ 258,991
                                       --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  48,575          $ 16,888
Accrued payroll                          25,000            25,000
Accrued expenses                         8,441            11,456
Accrued compensation                     31,300            59,113
Dividends payable                        67,974            17,015
                                       ---------         --------
        Total Current Liabilities       181,290           129,472
                                       ---------         --------

COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-75,000 shares
Issued - 38,625 shares at December 31,
2002 and 64,250 at June 30, 2003.          642               386
Common stock - $ .01 par value
Authorized - 15,000,000 shares
Issued and outstanding -
  10,803,348 and 10,488,688 shares.    108,034           104,887
Capital in excess of par value        7,159,104         6,634,500
Retained earnings (deficit)          (6,944,687)       (6,610,254)
                                     ----------        ----------
Total Stockholders' Equity           323,093          129,519
                                  ----------        ---------
  Total Liabilities & Equity        $  504,383        $  258,991
                                      ---------        ----------

                                             (3)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           June 30,                          June 30,
                                      ----------------------      ----------------------
                                          2003          2002          2003         2002
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $   15,778    $   21,683    $   18,091    $   47,334
Royalty Income                               -             -             -            586
                                      ---------     ---------     ---------     ---------
                                         15,778        21,683        18,091        47,920
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             5,108        37,573         5,193        62,394
Selling, general and administrative     140,880       155,167       297,127       308,640
Interest Income                            (350)       (1,544)       (  755)       (3,035)
Gain on sale of equipment                    -             -              -        (5,250)
                                      ---------     ---------     ---------     ---------
                                        145,638       191,196       301,565       362,749
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (129,860)   $ (169,513)   $ (283,474)   $ (314,829)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $   28,101    $    1,200    $   50,959    $    1,200
                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (157,961)   $ (170,713)   $ (334,433)   $ (316,029)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.01)       $ (.02)      $  (.03)      $  (.03)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,803,348    10,444,244    10,803,348    10,274,798

                                             (4)


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock            Preferred Stock
                  ----------------         -----------------    Capital in    Retained
                              Par                     Par       Excess of     Earnings
                  Shares      Value          Shares   Value     Par Value     (Deficit)
                  ------      ------         ------   -----      ---------    ---------
Balances At
December 31,
2002               10,488,688  $ 104,887     38,625  $  386    $ 6,634,500    $(6,610,254)

Issuance of
preferred stock
for cash,net of
expenses                                     25,625  $  256        512,018

Preferred stock
Dividends               -          -           -       -             -            (50,959)

Issuance of
Common stock
for consulting
services             314,660      3,147        -        -           12,586

Net loss                -          -           -        -               -        (283,474)
                   ----------  ----------  ---------- -------    ---------       ---------
Balances At
June 30, 2003      10,803,348  $ 108,034     64,250  $  642    $ 7,159,104    $(6,944,687)
                   ----------  ---------   ---------- -------    -----------   -----------

                                             (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2003          2002
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (283,474)   $ (314,829)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        1,200         1,000
   Gain on sale of equipment                               -         (5,250)
   Inventory reserve                                      645         9,424
   Stock issued for consulting fees                    15,733        10,000
   Changes in operating assets and liabilities:
    Accounts receivable                               (15,020)           -
    Inventories                                       (27,928)       43,099
    Prepaid expenses                                   18,742        10,946
    Accounts payable                                   31,687        43,095
    Other assets                                      (22,154)          789
    Accrued expenses                                  (30,828)      149,132
                                                    ---------     ---------
      Net cash flows from operating activities       (311,397)      (52,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (41,091)         (324)
  Proceeds from sale of equipment                          -          5,250
  Note Receivable                                       4,479             -
  Advance to affiliate                                (72,427)            -
                                                     ---------     ---------
      Net cash flows from investing activities       (109,039)        4,926


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock           512,274       165,513
  Payments on note payable                                 -        (14,200)
  Proceeds from short term loans                           -         14,000
                                                    ---------     ---------
      Net cash flows from financing activities        512,274       165,313

NET CHANGE IN CASH AND EQUIVALENTS                     91,838       117,645
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             144,972        28,486
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 236,810     $ 146,131
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                              -            372
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                               50,959         1,200
                                                    ---------     ---------



                                             (6)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2002 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. Alfa presently has two wholly owned subsidiaries through which itconducts all operations. All inter-company transactions havebeen eliminated in their consolidation with Alfa.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six month periods ended June 30, 2003 and 2002 (unaudited):
                             (7)


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                              3-Mos. Ended                6 Mos. Ended
                                        ----------------------     ----------------------
                                           2003        2002            2003          2002
                                        ----------  ----------     ----------  ----------



Net loss as reported                    $(157,961)  $ (170,713)     $(334,433)  $(316,029)
Deduct:
Total stock-based Employee
Compensation Determined under
Fair value method for stock
options, net of tax                        (3,148)     (3,148)        (6,296)     (6,296)
                                        ----------   ---------      ---------  ----------
Pro forma loss applicable
   To common stockholders               $(161,109)  $(173,861)     $(340,729)  $(322,325)
                                        ==========  =========      =========   ==========

Basic loss per share, as reported       $  (0.01)   $ (0.02)       $ (0.03)    $ (0.03)
                                        =========   ========       ========    ========

Basic loss per share, pro forma         $  (0.01)   $ (0.02)       $ (0.03)    $ (0.03)
                                        =========   ========       ========    ========

Diluted loss per share, as reported     $  (0.01)   $ (0.02)       $ (0.03)    $ (0.03)
                                        =========   ========       ========    ========

Diluted loss per share, pro forma       $  (0.01)   $ (0.02)       $ (0.03)    $ (0.03)
                                        =========   ========       ========    ========

NOTE 2  - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and its continuance to procure additional funding through stock offerings


                                  (8)

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

The Agreement is with an entity whose principals are also the principals of the company with whom Alfa has a note receivable (the "Note") for $14,814 at June 30, 2003. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement.

The Consultant introduced the Company to a registered broker-dealer with whom the Company entered into an agreement whereby the broker-dealer agreed to assist the Company in selling the Private Placement.

As of June 30, 2003, a total of $11,198 has been applied to the balance of accrued interest on the Note and a total of $51,811 has been applied to the principal balance of the Note.

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

                            (9)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

date. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends shall, at the Company's option, be paid in cash or in shares of common stock valued at $1.00 per share.

In March 2002,in connection with a private placement, the Company entered into an agreement with a registered broker dealer whereby the broker dealer will receive cash compensation for its services of thirteen percent of the gross amount of proceeds from the private placement. The parent company of the broker dealer will, in return for financial consulting services and advice, receive 250,000 shares of the Company's common stock.

In May 2002, the Company began a private placement whereby it is offering up to 150 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible Preferred Stock and 20,000 warrants. Each warrant is valid for two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

During the first six months of 2003, the Company sold 51.25 units for $20,000 per unit representing 25,625 shares of its Series B
Preferred Stock and 1,025,000 warrants. Net proceeds from the sales totaled $512,500.

At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred
Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended June 30, 2003 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.


Note 5 -     In January 2003, the Company entered into an
agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and requires remuneration of $5,000 per month in 2003 and $10,000 per month in 2004. The consultant has also received 314,660 shares of common stock.



                            (10)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The balance sheet for the Company at the end of the year
2002 contained herein has been derived from the balance sheet audited by the Company's independent certified public accountants which is contained in the Company's annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002. All other financial statements are unaudited.

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

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized when goods are shipped to customers from production facilities, the Company's warehouse or outside warehouses.

     Inventory Reserves.   We have established inventory reserves
to cover losses anticipated from inventory items becoming either unsalable or salable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill in orders on fast

                            (11)
moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. We believe our reserves are adequate.

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

Contact officially launched its product line during the first quarter of 2003 with an exclusively sponsored Contact fashion show and party at a major hotel and nightclub in South Beach, Florida. Several major recording stars and professional athletes were in attendance and Contact received favorable press, radio and television coverage for the event. Other such promotional events are planned. Contact's management and independent Florida sales representatives began making sales calls over the next several months on retail stores in the south Florida market. Over $50,000 of sales have been booked for delivery in the fourth quarter of 2003 and first quarter of 2004.

Importantly, many appointments have been made with the owners and buyers at such retail stores to meet them at the MAGIC show being held in Las Vegas from August 24th to August 28th 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. Approximately 80,000 attendees from around the world are expected this year. Many of such retailers place orders, often substantial orders, for the upcoming season with manufacturers such as Contact who are exhibiting at the MAGIC Show. Contact has planned a very major exhibition and promotional /advertising event for the MAGIC Show. Contact will have over 3,400 square feet of exhibition and event space at the show and will be the "Anchor" exhibitor for the Streetwear section of the show. Streetwear is clothing influenced by the fusion of music, fashion and board sports. The Company will have a basketball court next to and integrated with its exhibition space at the show - which MAGIC has dubbed the "Contact Sports Streetball Court". MAGIC show management is spending substantial funds to promote Contact and the series of events planned by Contact at the show. There will be daily performances by the Contact Sports Dunkers and Hip Hop Dancers

                            (12)
and by "Slam Nation", a professional performance group consisting of a troupe of internationally well known basketball dunkers which Contact is bringing from France for the show. The Company is also sponsoring a "Celebrity Basketball Game" featuring several celebrities from the sports, music and movies businesses. PlayBoy has contacted the Company and offered several of its PlayBoy models as the "Contact Sports Cheerleaders". Jack Smith, founder of The Sports Authority and a consultant to the Company, will be hosting CEO's and buyers of major retailers at these and other events that the Company has planned.

Contact's sales representatives will continue to sell the Contact product line to their existing key accounts at the MAGIC Show and it is one of the Company's objectives to attract additional sales representatives as a result of the show.

A few key independent Florida stores received their initial deliveries in July & August 2003., and Contact is also taking orders for Holiday 2003 delivery (fourth quarter) and Spring 2004 delivery (first and second quarter 2004). The current backlog of orders is approximately $50,000.

Contact is supporting its Florida launch with advertising and marketing efforts in the Florida market and, depending upon the outcome of its sales efforts at the MAGIC Show, will thereafter expand its market penetration to the remainder of the United States.

In order to create demand at the consumer level in the retail stores carrying Contact's products, Contact has created and produced radio and television ads, print and billboard advertisements, and a marketing and public relations campaign, planned to coincide with the rollout of Contact's product to the retail stores. Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in this campaign. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Several outdoor billboard advertisements in the high traffic Miami-Ft. Lauderdale corridor are now in place to support initial product deliveries to retailers in that area. The full advertising campaign will be rolled out in the fourth quarter of 2003 or first quarter of 2004 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of

                            (13)
professional athletes and nationally known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign will feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

Contact plans to introduce and sell its full line to retail stores nationwide at the MAGIC Show in Las Vegas in August 2003 and to then support those sales with advertising and marketing efforts. The Company will need to expand its sales representative force nationally to retailers across the U.S. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

In 2003, Contact opened a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S., many of whom often visit New York for various "market weeks". Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events, as well as video presentations for major customers and a worldwide web presence will supplement

Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

The Contact Sports website at www.contactsports.net contains much of the film and audio shot for the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently presented. The same sample television, radio and print advertisements and other marketing materials were incorporated into a CD-Rom devised as an interactive sales tool for use by the sales representatives to secure orders from retailers.

In January 2003 Contact signed a two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, the founder and former chief executive officer of The Sports Authority - the largest sports specialty retailer in America. Mr. Smith is providing the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential

                            (14)
customers. In August 2003, Mr. Smith will attend the MAGIC Show in Las Vegas on behalf of the Company and is expected to lend significant assistance there by introducing Contact to major retail accounts.

Contact has a four-year consulting agreement (the "Volkov Agreement") with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League (NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine and a member of the board of directors of FIBA - Federation Internationale de Basketball, an independent non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body. The Volkov Agreement contemplates Mr. Volkov's involvement in the Company's marketing and sales efforts in the United States, Europe and the states of the former Soviet Union. Specifically Mr. Volkov will assist the Company in securing the services of active NBA players to participate in Contact Sports advertising and marketing campaigns and with any negotiations the Company may have with the NBA. He will also assist in the recruitment of local star players in Europe and Ukraine for Contact's marketing efforts in those markets. Mr. Volkov has also agreed to assist Contact in its sales and distribution efforts in Ukraine and Europe through personal introductions to the relevant sports apparel importers and marketers in these markets.

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

Contact has contracted with a major national warehouse distribution company who will receive and store Contact's inventory from its overseas vendors, pick, pack and ship orders to Contact's customers, perform all inventory and billing


                            (15)
functions for Contact on such orders, and interface electronically with Contact and its customers with respect to such accounting and shipping functions. Management plans to focus sharply on the sales and marketing of Contact's products.

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

Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000 Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. During the first quarter of 2003 DuPont elected to discontinue


                            (16)
manufacturing and selling all Kensel fabrics. Ty-Breakers' final royalty payments from DuPont were not material. Du Pont presently produces all of the Tyvek material.

Alfa
----
During 2003 Alfa has continued to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey, Channel Islands ("JOL").
JOL plans to conduct real estate development related operations in the country of Qatar. On August 2, 2002, Alfa and JOL entered into a contract (which was subsequently amended on March 4, 2003 whereby Alfa was granted two separate options with respect to JOL. Alfa, at its option, may (1) acquire up to 500,000 shares of JOL's common stock at a price of $1.00 per share (the "Stock Purchase Option"), and/or (2) acquire JOL as a wholly owned subsidiary in a transaction whereby the JOL shareholders would exchange their JOL shares for shares of Alfa's Common Stock (the "Acquisition Option"). Any such acquisition of JOL as a wholly owned subsidiary of Alfa will be subject to the approval of the Alfa shareholders.

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

Alfa & Contact and Mr. Jack A. Smith, the founder and former chief-executive of The Sports Authority - one of the nation's premier sports specialty retailers - entered into a two year consulting agreement (the "Smith Agreement") effective January 1, 2003 under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services. Alfa paid Mr. Smith 314,660 restricted shares of common stock for his services and, as long as the Smith Agreement remains in effect, Contact is obligated to pay Mr. Smith $5,000 per month for the first 12 months and $10,000 per month for the second 12 months of the Smith Agreement. The



                            (17)

Company has recognized a charge of $45,733 for the six month period ended June 30, 2003 to account for the cash paid and the stock compensation issued under this agreement.

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


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2003 vs.
THREE MONTHS ENDED JUNE 30,2002

The Company experienced a decrease in revenue of $5,895 (27%) for the second quarter of 2003 as compared to the same period in the previous year. This revenue decrease resulted from Contact's concentration on its promotional and marketing efforts during the quarter in preparation for its sales efforts later in the fiscal year. The sales order backlog as of the date hereof is approximately $50,000. Ty-Breakers experienced a slowdown in its Custom Business as the Company concentrated on the promotion and marketing of its Contact Sports products. The cost of sales percentage for the second quarter of 2003 was 32% and the gross profit was 68% and all such sales were of Contact's products, some of which had inventory reserves previously established for them. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not

                            (18)
expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses decreased by $14,287 (9%) during the second quarter of 2003 compared to the second quarter of 2002. This decrease is primarily attributable to the absence in 2003 of certain promotional and marketing expenses incurred, primarily for the Global Games, by Contact during the second quarter of 2002. Contact's marketing and promotional expenditures - including future expenses associated with the MAGIC Show in August 2003 - are expected to continue to be quite substantial as the Company launches its Contact's product line.

The Company experienced a net loss of $129,860 during the second quarter of 2003 as compared to a net loss of $169,513 during the same period in the previous fiscal year. This $39,653 decrease (23%) in the Company's loss is attributable to the decreased promotional expenses mentioned above and the increase in the gross profit margin compared to the previous period. The continued losses for the Company are attributable to the Company's insufficient level of sales.

The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing, promotional, advertising and trade show expenditures - which are expected to be significant - will depress earnings in 2003 but that a profitable level of sales may be attained before the end of the second quarter of fiscal year 2004 as a result of those marketing efforts. The proceeds that the Company has received and expects to receive from the Private Placement during 2003 will be necessary to allow the Company to implement its marketing plan for Contact.

SIX MONTHS ENDED JUNE 30,2003 vs.
SIX MONTHS ENDED JUNE 30,2002

The Company experienced a decrease in sales revenue of $29,243 (62%)for the first six months of 2003 as compared to the same period in the previous year. This revenue decrease resulted from the absence in 2003 of the high mark-down sales that occurred at Contact during the second quarter of 2002. The gross profit percentage for the first six months of 2003 was 71% compared to a negative percentage for the comparable period in 2002. This gross profit percentage is not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%. Contact's inventory while expected to increase in line with sales growth is not expected to be significant since inventory will be manufactured and sold pursuant to specific

                            (19)
purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older inventory (some of which was fully reserved) at Contact during the six month period resulted in the sales during the period and the higher than average gross profit percentage. The purchase of inventory of new products for which orders are in hand caused inventory to increase by approximately $27,000 during the first six months of 2003 compared to the fiscal year end 2002 level.

Selling, general and administrative expenses decreased slightly by $11,513 (3.7%) during the first six months of 2003 compared to the same period in the previous fiscal year. Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company launches its Contact Sports product line.

The Company experienced a net loss of $283,474 for the first six months of 2003 as compared to a net loss of $314,829 during the same period in the previous fiscal year. This decreased loss of $31,355 (9.9%) is primarily attributable to swing in the gross profit percentage in the comparable periods. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing, promotional and trade show expenditures - which are expected to continue to be significant - will depress earnings in 2003 but that a profitable level of sales may be attained before the end of the second quarter of fiscal year 2004 as a result of those marketing efforts. Management had previously expected such profitability to occur by the end of Fiscal year 2003. The proceeds that the Company has received and expects to receive from the Private Placement during 2003 are necessary to allow the Company to implement its marketing plan for Contact.

The Company invested approximately $40,000 during the first six months of 2003 in new or upgraded computer equipment and furniture.


LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows from operations during the first six months of 2003 due primarily to its operating loss and increases in inventories, prepaid expenses and rent deposits. At June 30, 2003 the Company had working capital of $108,783 as compared to working capital of $45,202 at December 31, 2002. This increase of $63,581 is attributable to the receipt by the Company during the period of proceeds from the Company's Private Placement.

                            (20)

As of June 30, 2003, the Company had $181,290 in current liabilities of which $105,431 (58%) represented liabilities for which the Company was under no urgency to expend cash (i.e. $10,314 in accounts payable and $25,000 in accrued payroll owed to Alfa's President; $67,974 in dividends payable which may be paid with common stock valued at $1.00 per share).

The Company will rely upon the business of its Contact Sports subsidiary for future revenue growth. A comprehensive sales and marketing plan for Contact has been devised and is presently being implemented. Management plans to aggressively market

Contact's products to retail stores nationwide. Ty-Breakers will continue marketing its custom printed Tyvek products into the premium & incentive market. A comprehensive marketing, advertising, public relations and promotional campaign is scheduled to be launched in the fourth quarter of 2003 concurrent with the delivery of Contact's products to various retail stores in Florida. Contact management and sales representatives began selling to such retail stores in the first quarter of 2003 and that effort continues to date. Contact intends to begin marketing its products at the MAGIC Show held in Las Vegas in August 2003. The continuation of these efforts and the ultimate launch and implementation of this campaign is contingent upon the continued receipt by Alfa of the necessary proceeds from the Private Placement of its equity securities. Absent the receipt of such proceeds the launch and implementation of this marketing and advertising campaign will have to be scaled down, postponed or cancelled.

Qualified independent sales representatives have been recruited to sell Contact's products in Florida where it is presently being launched. The Company plans to expand its sales coverage to retail stores throughout the United States during 2004. Ty-Breakers will continue its ongoing efforts to pursue the Ty-Breakers' Custom Business where its low overhead environment should produce a break even operation at minimum.

While no assurances can be given at this time, management believes that Contact's marketing efforts, if combined with adequate financing from Alfa, can successfully increase Contact's sales revenue and turn the Company profitable in the first half of fiscal 2004. In order to achieve the increased sales levels, Contact has recruited a sales representative force (in Florida) and developed comprehensive sales, marketing, public relations and promotional campaigns. It will be necessary for Alfa to successfully complete its ongoing Private Placement in order for Contact to fully implement these campaigns.

                            (21)

During the first six months of 2003, the Company sold 25,625 shares of its Series B Convertible Preferred Stock to private investors at $40.00 per share and received net proceeds after broker and consultants fees totaling $512,274.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences might include: the success or failure of Alfa's continuing efforts to secure additional equity capital; the success or failure of Contact's efforts to sell its products to retailers at the MAGIC Show; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.

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

                            (22)

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


DATED: August 19, 2003          ALFA INTERNATIONAL CORP.
                                (Registrant)




                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (23)