Form 10QSB/A
period 2003-06-30
ALFA INTERNATIONAL CORP
filed 2003-11-19
CIK 820600

                     FORM 10-QSB/A
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


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


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K



                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      June  30,         December 31,
                                        2003               2002
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 236,810         $ 144,972
Accounts Receivable                          20                -
Inventory                                29,433             2,150
Prepaid expenses                          8,810            27,552
                                       --------          --------
        Total Current Assets            275,073           174,674
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            80,912            49,445
  General Plant                           9,570             8,843
  Furniture & Fixtures                   13,904             5,007
                                       --------          --------
                                        104,386            63,295
  Less:  Accumulated depreciation       (58,584)          (57,384)
                                       --------          --------
                                         45,802             5,911
                                       --------          --------
OTHER ASSETS:
Note Receivable                          14,814            19,293
Deposits                                 22,154                 -
Advances to Affiliate                   131,540            59,113
                                       --------          --------
                                        168,508            78,406
                                       --------          --------
Total Assets                          $ 489,383         $ 258,991
                                       --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  48,575          $ 16,888
Accrued payroll                          25,000            25,000
Accrued expenses                         8,441            11,456
Accrued compensation                     31,300            59,113
Dividends payable                        67,974            17,015
                                       ---------         --------
        Total Current Liabilities       181,290           129,472
                                       ---------         --------

COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-75,000 shares
Issued - 38,625 shares at December 31,
2002 and 64,250 at June 30, 2003.          642               386
Common stock - $ .01 par value
Authorized - 15,000,000 shares
Issued and outstanding -
  10,803,348 and 10,488,688 shares.    108,034           104,887
Capital in excess of par value        7,159,104         6,634,500
Retained earnings (deficit)          (6,959,687)       (6,610,254)
                                     ----------        ----------
Total Stockholders' Equity           308,093          129,519
                                  ----------        ---------
  Total Liabilities & Equity        $  489,383        $  258,991
                                      ---------        ----------

                                             (3)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           June 30,                          June 30,
                                      ----------------------      ----------------------
                                          2003          2002          2003         2002
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $      778    $   21,683    $    3,091    $   47,334
Royalty Income                               -             -             -            586
                                      ---------     ---------     ---------     ---------
                                            778        21,683         3,091        47,920
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             5,108        37,573         5,193        62,394
Selling, general and administrative     140,880       155,167       297,127       308,640
Interest Income                            (350)       (1,544)       (  755)       (3,035)
Gain on sale of equipment                    -             -              -        (5,250)
                                      ---------     ---------     ---------     ---------
                                        145,638       191,196       301,565       362,749
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (144,860)   $ (169,513)   $ (298,474)   $ (314,829)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $   28,101    $    1,200    $   50,959    $    1,200
                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (172,961)   $ (170,713)   $ (349,433)   $ (316,029)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.01)       $ (.02)      $  (.03)      $  (.03)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,803,348    10,444,244    10,803,348    10,274,798

                                             (4)


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock            Preferred Stock
                  ----------------         -----------------    Capital in    Retained
                              Par                     Par       Excess of     Earnings
                  Shares      Value          Shares   Value     Par Value     (Deficit)
                  ------      ------         ------   -----      ---------    ---------
Balances At
December 31,
2002               10,488,688  $ 104,887     38,625  $  386    $ 6,634,500    $(6,610,254)

Issuance of
preferred stock
for cash,net of
expenses                                     25,625  $  256        512,018

Preferred stock
Dividends               -          -           -       -             -            (50,959)

Issuance of
Common stock
for consulting
services             314,660      3,147        -        -           12,586

Net loss                -          -           -        -               -        (298,474)
                   ----------  ----------  ---------- -------    ---------       ---------
Balances At
June 30, 2003      10,803,348  $ 108,034     64,250  $  642    $ 7,159,104    $(6,959,687)
                   ----------  ---------   ---------- -------    -----------   -----------

                                             (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2003          2002
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (298,474)   $ (314,829)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        1,200         1,000
   Gain on sale of equipment                               -         (5,250)
   Inventory reserve                                      645         9,424
   Stock issued for consulting fees                    15,733        10,000
   Changes in operating assets and liabilities:
    Accounts receivable                                   (20)           -
    Inventories                                       (27,928)       43,099
    Prepaid expenses                                   18,742        10,946
    Accounts payable                                   31,687        43,095
    Other assets                                      (22,154)          789
    Accrued expenses                                  (30,828)      149,132
                                                    ---------     ---------
      Net cash flows from operating activities       (311,397)      (52,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (41,091)         (324)
  Proceeds from sale of equipment                          -          5,250
  Note Receivable                                       4,479             -
  Advance to affiliate                                (72,427)            -
                                                     ---------     ---------
      Net cash flows from investing activities       (109,039)        4,926


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock           512,274       165,513
  Payments on note payable                                 -        (14,200)
  Proceeds from short term loans                           -         14,000
                                                    ---------     ---------
      Net cash flows from financing activities        512,274       165,313

NET CHANGE IN CASH AND EQUIVALENTS                     91,838       117,645
                                                    ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             144,972        28,486
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 236,810     $ 146,131
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                              -            372
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                               50,959         1,200
                                                    ---------     ---------



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


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2003 vs.
THREE MONTHS ENDED JUNE 30,2002

The Company experienced a decrease in revenue of $20,905 (96%) for the second quarter of 2003 as compared to the same period in the previous year. This revenue decrease resulted from Contact's concentration on its promotional and marketing efforts during the quarter in preparation for its sales efforts later in the fiscal year. Contact's sales order backlog as of the date hereof is approximately $50,000 and during the second quarter Contact sold, on a consignment basis, $15,000 of previously written off and fully reserved inventory. Ty-Breakers experienced a slowdown in its Custom Business as the Company concentrated on the promotion and marketing of its Contact Sports products. The cost of sales percentage for the second quarter of 2003 was 656% due primarily to warehouse, freight and storage charges at Contact's outside warehouse. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not
                            (18)
expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

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

The Company experienced a net loss of $144,860 during the second quarter of 2003 as compared to a net loss of $169,513 during the same period in the previous fiscal year. This $54,653 decrease (32%) in the Company's loss is attributable to the decreased promotional expenses mentioned above. The continued losses for the Company are attributable to the Company's insufficient level of sales.

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

SIX MONTHS ENDED JUNE 30,2003 vs.
SIX MONTHS ENDED JUNE 30,2002

The Company experienced a decrease in sales revenue of
$44,243 (93%)for the first six months of 2003 as compared to the same period in the previous year. This revenue decrease resulted from the absence in 2003 of the high mark-down sales that occurred at Contact during the second quarter of 2002. The cost of sales percentage for the six month period was 168% due primarily to warehouse, freight and storage charges at Contact's outside warehouse. The gross profit percentage for the first six months of 2003 was negative due to Contacts lack of sales as it concentrated on promotional efforts. This gross profit percentage is not reflective of Contact's normal pricing which carries a gross profit percentage of approximately 50%. Contact's inventory while expected to increase in line with sales growth is not expected to be significant since inventory will be manufactured and sold pursuant to specific
                            (19)
purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older fully reserved inventory at Contact during the six onth period resulted in $15,000 of consignment sales which will be paid for as Contact's customer sells the merchandise. The purchase of inventory of new products for which orders are in hand caused inventory to increase by approximately $27,000 during the first six months of 2003 compared to the fiscal year end 2002 level.

Selling, general and administrative expenses decreased slightly by $11,513 (3.7%) during the first six months of 2003 compared to the same period in the previous fiscal year. Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company launches its Contact Sports product line.

The Company experienced a net loss of $298,474 for the first six months of 2003 as compared to a net loss of $314,829 during the same period in the previous fiscal year. This decreased loss of $16,355 (5%) is primarily attributable to lower expenses in the comparable periods. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing, promotional and trade show expenditures - which are expected to continue to be significant - will depress earnings in 2003 but that a profitable level of sales may be attained before the end of the second quarter of fiscal year 2004 as a result of those marketing efforts. Management had previously expected such profitability to occur by the end of Fiscal year 2003. The proceeds that the Company has received and expects to receive from the Private Placement during 2003 are necessary to allow the Company to implement its marketing plan for Contact.

The Company invested approximately $40,000 during the first six months of 2003 in new or upgraded computer equipment and furniture.


LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows from operations during the first six months of 2003 due primarily to its operating loss and increases in inventories, prepaid expenses and rent deposits. At June 30, 2003 the Company had working capital of $93,783 as compared to working capital of $45,202 at December 31, 2002. This increase of $48,581 is attributable to the receipt by the Company during the period of proceeds from the Company's Private Placement.

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


DATED: November 10, 2003          ALFA INTERNATIONAL CORP.
                                (Registrant)




                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (23)