Form 10QSB
period 2003-09-30
ALFA INTERNATIONAL CORP
filed 2003-11-19
CIK 820600

                     FORM 10-QSB
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2003
                                ------------------

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

As of November 14, 2003, 2003 the registrant had outstanding
10,803,348 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 2002
        SEPTEMBER 30, 2003

        CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED SEPTEMBER 30, 2002
        THREE MONTHS ENDED SEPTEMBER 30, 2003

        NINE MONTHS ENDED SEPTEMBER 30, 2002
        NINE MONTHS ENDED SEPTEMBER 30, 2003

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        NINE MONTHS ENDED SEPTEMBER 30, 2003

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 2002
        NINE MONTHS ENDED SEPTEMBER 30, 2003


        NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

              PART II  -  OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K



                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                     September 30,     December 31,
                                        2003               2002
        ASSETS                        ---------         ------------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 211,026         $ 144,972
Accounts Receivable                       7,146                -
Inventory                                58,988             2,150
Prepaid expenses                         14,093            27,552
                                       --------          --------
        Total Current Assets            291,253           174,674
                                       --------          --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            86,005            49,445
  General Plant                          17,800             8,843
  Furniture & Fixtures                   14,186             5,007
                                       --------          --------
                                        117,991            63,295
  Less:  Accumulated depreciation       (59,184)          (57,384)
                                       --------          --------
                                         58,807             5,911
                                       --------          --------
OTHER ASSETS:
Note Receivable                          14,814            19,293
Deposits                                 22,154                 -
Advances to Affiliate                   245,088            59,113
                                       --------          --------
                                        282,056            78,406
                                       --------          --------
Total Assets                          $ 632,116         $ 258,991
                                       --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  33,712          $ 16,888
Accrued payroll                          10,914            25,000
Accrued expenses                         49,296            11,456
Accrued compensation                         -             59,113
Dividends payable                       102,948            17,015
                                       ---------         --------
        Total Current Liabilities       196,870           129,472
                                       ---------         --------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-100,000 shares
Issued - 38,625 shares at December 31,
2002 and 81,125 at September 30, 2003.     811               386
Common stock - $ .01 par value
Authorized - 15,000,000 shares
Issued and outstanding -
  10,803,348 and 10,488,688 shares      108,034           104,887
Capital in excess of par value        7,496,100         6,634,500
Retained earnings (deficit)          (7,169,699)       (6,610,254)
                                     ----------        ----------
Total Stockholders' Equity           435,246          129,519
                                  ----------        ---------
  Total Liabilities & Equity        $  632,116        $  258,991
                                      ---------        ----------

See accompanying notes to consolidated financial statements.

                                             (3)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         September 30,                September 30,
                                      ----------------------      ----------------------
                                          2003          2002          2003         2002
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $    9,667    $    3,365    $   12,758    $   50,699
Royalty Income                               -             -             -            586
                                      ---------     ---------     ---------     ---------
                                          9,667         3,365        12,758        51,285
                                      ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             2,276         9,433         7,469        71,827
Selling, general and administrative     182,775       143,012       479,902       451,652
Interest Income                            (345)       (1,598)       (1,100)       (4,633)
Gain on sale of equipment                    -             -              -        (5,250)
                                      ---------     ---------     ---------     ---------
                                        184,706       150,847       486,271       513,596
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (175,039)   $ (147,482)   $ (473,513)   $ (462,311)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $   34,973    $    3,329    $   85,932    $    4,529
                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (210,012)   $ (150,811)   $ (559,445)   $ (466,840)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.02)       $ (.01)      $  (.05)      $  (.05)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,803,348    10,488,688    10,803,348    10,345,281


See accompanying notes to consolidated financial statements.

                                             (4)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock            Preferred Stock
                  ----------------         -----------------    Capital in    Retained
                              Par                     Par       Excess of     Earnings
                  Shares      Value          Shares   Value     Par Value     (Deficit)
                  ------      ------         ------   -----      ---------    ---------
Balances At
December 31,
2002               10,488,688  $ 104,887     38,625  $  386    $ 6,634,500    $(6,610,254)

Issuance of
preferred stock
for cash,net of
expenses                                     42,500  $  425        849,014

Preferred stock
Dividends               -          -           -       -             -            (85,932)

Issuance of
Common stock
for consulting
services             314,660      3,147        -        -           12,586

Net loss                -          -           -        -               -        (473,513)
                   ----------  ----------  ---------- -------    ---------       ---------
Balances At
Sept. 30, 2003     10,803,348  $ 108,034     81,125  $  811    $ 7,496,100    $(7,169,699)
                   ----------  ---------   ---------- -------    -----------   -----------

See accompanying notes to consolidated financial statements.

                                                     (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Nine Months Ended
                                                          September 30,
                                                        ----------------
                                                       2003          2002
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (473,513)   $ (462,311)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        1,800         1,500
   Gain on sale of equipment                               -         (5,250)
   Inventory reserve                                    1,080        19,946
   Stock issued for consulting fees                    15,733        10,000
   Changes in operating assets and liabilities:
    Accounts receivable                                (7,146)        (227)
    Inventories                                       (57,918)       46,619
    Prepaid expenses                                   13,459       (37,494)
    Accounts payable                                   16,825        27,900
    Other assets                                      (22,154)        3,826
    Accrued expenses                                  (35,359)      174,415
                                                    ---------     ---------
      Net cash flows from operating activities       (547,193)     (221,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (54,696)         (325)
  Proceeds from sale of equipment                          -          5,250
  Note Receivable                                       4,479            -
  Advance to affiliate                               (185,975)           -
                                                     ---------     ---------
      Net cash flows from investing activities       (236,192)        4,925


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock           849,439       377,402
  Payments on note payable                                 -        (14,200)
                                                      ---------     ---------
      Net cash flows from financing activities        849,439       363,202

NET CHANGE IN CASH AND EQUIVALENTS                     66,054       147,051
                                                      ---------     ---------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             144,972        28,486
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 211,026     $ 175,537
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $   (398)         1,484
                                                    ---------     ---------
Interest paid                                              -            372
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                               85,932         4,529
                                                    ---------     ---------



See accompanying notes to consolidated financial statements.



                                             (6)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The balance sheet for Alfa International Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2002 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of operating results for the full year. The Company presently has two wholly owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in their consolidation with Alfa.

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 30, 2003 and 2002 (unaudited):

                             (7)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                              3 Mos. Ended                9 Mos. Ended
                                        ----------------------     ----------------------
                                           2003        2002            2003          2002
                                        ----------  ----------     ----------  ----------



Net loss as reported                    $(210,012)  $(150,811)     $(559,445)  $(466,840)
Deduct:
Total stock-based Employee
Compensation Determined under
Fair value method for stock
options, net of tax                        (3,148)     (3,148)        (9,444)     (9,444)
                                        ----------   ---------     ---------  ----------
Pro forma loss applicable
   To common stockholders               $(213,160)  $(153,959)      $(568,889)  $(476,284)
                                        ==========  =========       =========   ==========

Basic loss per share, as reported       $  (0.02)   $ (0.01)        $ (0.05)    $ (0.05)
                                        =========   ========        ========    ========

Basic loss per share, pro forma         $  (0.02)   $ (0.01)        $ (0.05)    $ (0.05)
                                        =========   ========        ========    ========

Diluted loss per share, as reported     $  (0.02)   $ (0.01)        $ (0.05)    $ (0.05
                                        =========   ========        ========    ========

Diluted loss per share, pro forma       $  (0.02)   $ (0.01)        $ (0.05)    $ (0.05)
                                        =========   ========        ========    ========

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

NOTE 3 - CONSULTING AGREEMENT AND NOTE RECEIVABLE:

On February 27, 2002 the Company entered into a three year consulting agreement ("Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock (now extended to $4,000,000), Alfa will issue 200,000 shares of its unregistered and restricted common stock to the consultant and also pay a fee of up to $1,489,000 to the consultant, giving consideration to Alfa's cash flow from operations. The Company anticipates a final negotiation with the consultant resulting in a reduced fee. The Agreement is terminable by either party by giving 30 days notice in writing.

The Agreement is with an entity whose principals are also the principals of the company with whom Alfa has a note receivable (the "Note") for $14,814 at September 30, 2003. The Agreement does not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002 and bears interest at a rate of 9% per annum. The Agreement provides that should the Company complete the private placement referred to above, Alfa may deduct the Note balance plus accrued interest from any compensation due under the Agreement.

As of September 30, 2003, a total of $11,598 has been applied to the balance of accrued interest on the Note and a total of $51,811 has been applied to the principal balance of the Note.

The Consultant introduced the Company to a registered broker-dealer with whom the Company entered into an agreement whereby the broker-dealer agreed to assist the Company in selling the Private Placement.

                            (9)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B Preferred Stock, par value $0.01, at a price of $40 per share. Dividends on the Series B Preferred Stock accrue at a rate of 5.0% per annum and are payable upon the "Conversion Date" or "Redemption Date", whichever is sooner. The Company may, in its discretion, elect to pay such accrued dividends at an earlier date. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends shall, at the Company's option, be paid in cash or in shares of common stock valued at $1.00 per share. During the third quarter of 2003, the Board of Directors authorized the issuance of up to 25,000 additional shares of Series B Preferred Stock concurrent with the extension of the Private Placement to $4 million.

In March 2002,in connection with a private placement, the Company entered into an agreement with a registered broker dealer whereby the broker dealer will receive cash compensation for its services of thirteen percent of the gross amount of proceeds from the private placement. On August 1, 2003 the agreement with the registered broker dealer was amended to extend the offering from 150 Units representing $3 million to 200 Units representing $4 million. The parent company of the broker dealer has, in return for financial consulting services and advice, received 250,000 shares of the Company's common stock.

In May 2002, the Company began a private placement whereby it is offering up to 200 units at $20,000 per unit, each unit consisting of 500 shares of Series B Redeemable Convertible Preferred Stock and 20,000 warrants. Each warrant is valid for two years from the date of purchase and may be exercised to purchase one share of common stock at $0.75.

During the first nine months of 2003, the Company sold 85 units for $20,000 per unit representing 42,500 shares of its Series B
Preferred Stock and 1,700,000 warrants. Net proceeds from the sales totaled $850,000.

At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred
Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for

                            (10)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

the period ended September 30, 2003 as the conversion would be antidilutive after adding back preferred stock dividends to net loss.

Note 5 -     In January 2003, the Company entered into an
agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and requires remuneration of $5,000 per month in 2003 and $10,000 per month in 2004. The consultant has also received 314,660 shares of common stock.


NOTE 6 -     On August 2, 2002, Alfa and Journey of Light
(Jersey), Ltd., a corporation organized under the laws of Jersey in the Channel Islands ("JOL-Jersey") entered into a contract (which was subsequently amended on March 4, 2003) whereby Alfa was granted two separate options with respect to JOL-Jersey. One option gave Alfa the right to acquire up to 500,000 shares of JOL-Jersey stock at a price of one dollar ($1.00) per share and the other option gave Alfa the right to acquire JOL-Jersey. On October 17, 2003 JOL-Jersey and Journey of Light, Inc, a Delaware corporation ("JOL") entered into an agreement whereby JOL-Jersey assigned all of its rights and obligations under the Qatar Contract to JOL. On November 1, 2003 Alfa, JOL and JOL-Jersey entered into a letter agreement (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements between Alfa and JOL-Jersey. Under the terms of the Alfa-JOL Agreement, Alfa acquired (a) 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of ten (10) dollars and (b) the option (the "Merger Option") to acquire JOL. In addition JOL is obligated to repay Alfa, without interest, any and all short term loans (in excess of such $10 purchase price) which have been or will be made by Alfa to either JOL-Jersey or JOL. As of September 30, 2003 such loans totaled $245,088. JOL is planning to conduct a private placement of its common stock within the next 60 days and intends to repay the loans from the proceeds of such private placement.

On April 30, 2003, JOL-Jersey and the Government of Qatar executed a contract (the "Qatar Contract") which contemplates (i) JOL's completion of a feasibility study for the Qatar Project by March 31, 2004, (ii) the Government of Qatar approving or rejecting such feasibility study, and (iii) JOL and the Government of Qatar subsequently entering into the definitive agreement (the "Final Contract") for the development of a 200 acre parcel of land in Doha, Qatar. The Qatar Contract

                            (11)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

specifically contemplates that, subject to the approval of the feasibility study for the Qatar Project by Qatar, the Final Contract would be signed sometime between June 1, 2004 and September 1, 2004 (the "Final Contract Date"). Alfa and JOL are in agreement that, if and when the feasibility study is approved, the actual construction of the Qatar Project will require several hundred million dollars of construction financing (the "Construction Financing"). The Qatar Project would be owned and operated by JOL.

The Merger Option specifies that Alfa, in its sole discretion, shall have the absolute right to acquire and/or merge with JOL (the "Merger"). The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or a subsidiary of Alfa. JOL and Alfa agreed that in the event that Alfa exercises the Merger Option, Alfa may [or may not], prior to consummating the Merger - and in Alfa's sole discretion - sell, spin off, or otherwise dispose of any operating subsidiary(s) which Alfa may then have. Alfa must give notice to JOL of its intention to exercise the Merger Option no later than the date which is ninety
(90) U.S. business days after the Final Contract Date. Alfa therefore may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed, and possibly until it is further assured that the Construction Financing is in place. If unexercised, the Merger Option will expire on the ninety-first United States business day after the Final Contract Date. Alfa and JOL agreed that in the Merger (should it occur), the JOL shareholders would exchange all of their shares of JOL Common Stock for shares of Alfa's Common Stock such that immediately after the Merger, the former JOL shareholders would own at least ninety (90) percent of Alfa's then outstanding Common Stock. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.














                            (12)

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

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Except as described in the next following sentence, revenue is recognized when goods are shipped to customers from production facilities, the Company's warehouse or outside warehouses. Goods shipped to customers on a "consignment" or "guaranteed sale" basis are not booked as revenue until payment therefore is received by the Company.

     Inventory Reserves.   We have established inventory reserves
to cover losses anticipated from inventory items becoming either unsalable or salable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk
                            (13)
inventory for fill in orders on fast moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. We believe our reserves are adequate.

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

Contact officially launched its product line during the first quarter of 2003 with an exclusively sponsored Contact fashion show and party at a major hotel and nightclub in South Beach, Florida. Several major recording stars and professional athletes were in attendance and Contact received favorable press, radio and television coverage for the event. Other such promotional events are planned. Contact's management and independent Florida sales representatives began making sales calls over the next several months on retail stores in the south Florida market. Several independent Florida stores received their initial deliveries in July & August 2003.

Contact exhibited at the MAGIC show held in Las Vegas from August 24th to August 28th 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. Approximately 110,000 attendees from around the world attended this year's show. Contact had a major exhibition and promotional /advertising event at the MAGIC Show with over 3,400 square feet of exhibition and event space in the Streetwear section of the show. Streetwear is clothing influenced by the fusion of music, fashion and board sports. The Company had a basketball court next to and integrated with its exhibition space
- which MAGIC dubbed the "Contact Sports Streetball Court".

MAGIC show management spent substantial funds to promote Contact and the series of events planned by Contact at the show. There were daily performances by the Contact Sports Dunkers and Hip Hop Dancers and by "Slam Nation", a professional performance group consisting of a troupe of internationally well known basketball dunkers which Contact brought from France for the show. The


                            (14)

Company also sponsored a "Celebrity Basketball Game" featuring several celebrities from the sports, music and movies businesses. Jack Smith, founder of The Sports Authority and a consultant to the Company, hosted buyers of major retailers at these and other events that the Company sponsored.

The MAGIC show represented the national launch of Contact's product line. The Company presented its line of apparel to many retailers at the show. Additionally the Company met, interviewed, and hired several sales representative organizations both at and subsequent to the show. At and subsequent to the show Contact and its sales representatives called on, and continue to call on, retailers to solicit orders for Contact's products. Over $70,000 of sales have been booked for delivery in the fourth quarter of 2003 and first quarter of 2004. Orders are now being solicited exclusively for Spring 2004 delivery (i.e. 1st and 2nd quarter of 2004).

Contact's sales representatives will continue to solicit orders for the Contact product line from their existing accounts and it is one of the Company's objectives to continue to attract additional sales representatives with reputations for success in the athletic / urban markets.

Contact is and will continue to support its product launch with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and will thereafter expand its advertising and marketing efforts on a national basis. Contact has created and produced radio and television ads, print and billboard advertisements, and a marketing and public relations campaign to create demand at the consumer level in the retail stores carrying Contact's products.

Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in this campaign. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several outdoor billboard advertisements in the high traffic Miami-Ft. Lauderdale corridor are now in place to support initial product deliveries to retailers in that area. Additional advertising will be rolled out in the fourth quarter of 2003 or first quarter of 2004 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at

                            (15)
positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign will feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

The Company has greatly expanded its sales representative force and will continue to do so across the U.S. It is not presently anticipated that Contact will have undue reliance upon one or a few major customers, but no assurance of this can be given at this time.

In 2003, Contact opened a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S. many of whom often visit New York for various "market weeks". Since the MAGIC show, Contact has made presentations at its showroom to several major retailers. The Company's sales representatives also have utilized the NYC showroom for such presentations. Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events, as well as video presentations for major customers and a worldwide web presence will supplement Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

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

In January 2003 Contact signed a two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, the founder and former chief executive officer of The Sports Authority - the largest sports specialty retailer in America. Mr. Smith is providing the Company with a broad array of consulting advice in

                            (16)
the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers. In August 2003, Mr. Smith attended the MAGIC Show in Las Vegas on behalf of the Company and lent significant assistance there by introducing Contact to major retail accounts. Since the show Mr. Smith has made several other key appointments for Contact with various large retailers.

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

Contact designs its products in-house but has its apparel products manufactured by unaffiliated third parties in the United
States and Asia.


                            (17)

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

Under a Patent License Agreement executed by Ty-Breakers and Du
Pont in December 2000 Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont

                            (18)
agreed to pay royalties to Ty-Breakers on all such sales. During the first quarter of 2003 DuPont elected to discontinue manufacturing and selling all Kensel fabrics. Ty-Breakers' final royalty payments from DuPont were not material. Du Pont presently produces all of the Tyvek material.

Alfa
----
During 2003 Alfa has continued to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of, or merger with, Journey of Light, Inc., a Delaware corporation ("JOL").

On August 2, 2002, Alfa and Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey in the Channel Islands ("JOL-Jersey") entered into a contract (which was subsequently amended on March 4, 2003) whereby Alfa was granted two separate options with respect to JOL-Jersey. One option gave Alfa the right to acquire up to 500,000 shares of JOL-Jersey stock at a price of one dollar ($1.00) per share and the other option gave Alfa the right to acquire JOL-Jersey. On October 17, 2003 JOL-Jersey and JOL entered into an agreement whereby JOL-Jersey assigned all of its rights and obligations under the Qatar Contract to JOL. On November 1, 2003 Alfa, JOL and JOL-Jersey entered into a letter agreement (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements between Alfa and JOL-Jersey. Under the terms of the Alfa-JOL Agreement, Alfa acquired (a) 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of ten (10) dollars and (b) the option (the "Merger Option") to acquire JOL. In addition JOL is obligated to repay Alfa, without interest, any and all short term loans (in excess of such $10 purchase price) which have been or will be made by Alfa to either JOL-Jersey or JOL. As of September 30, 2003 such loans totaled $245,088. JOL is planning to conduct a private placement of its common stock within the next 60 days and intends to repay the loans from the proceeds of such private placement.

On April 30, 2003, JOL-Jersey and the Government of Qatar executed a contract (the "Qatar Contract") which contemplates (i) JOL's completion of a feasibility study for the Qatar Project by March 31, 2004, (ii) the Government of Qatar approving or rejecting such feasibility study, and (iii) JOL and the Government of Qatar subsequently entering into the definitive agreement (the "Final Contract") for the development of a 180 acre parcel of land in Doha, Qatar. The Qatar Contract specifically contemplates that, subject to the approval of the feasibility study for the Qatar Project by Qatar, the Final Contract would be signed sometime between June 1, 2004 and September 1, 2004 (the "Final Contract Date"). Alfa and JOL are

                            (19)
in agreement that, if and when the feasibility study is approved, the actual construction of the Qatar Project will require several hundred million dollars of construction financing (the
"Construction Financing"). The Qatar Project would be owned and operated by JOL.

The Merger Option specifies that Alfa, in its sole discretion, shall have the absolute right to acquire and/or merge with JOL (the "Merger"). The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or a subsidiary of Alfa. JOL and Alfa agreed that in the event that Alfa exercises the Merger Option, Alfa may [or may not], prior to consummating the Merger - and in Alfa's sole discretion - sell, spin off, or otherwise dispose of any operating subsidiary(s) which Alfa may then have.

Alfa must give notice to JOL of its intention to exercise the Merger Option no later than the date which is ninety (90) U.S. business days after the Final Contract Date. Alfa therefore may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed and probably until it is further assured that the Construction Financing is in place. If unexercised, the Merger Option will expire on the ninety-first United States business day after the Final Contract Date. Alfa and JOL agreed that in the Merger (should it occur), the JOL shareholders would exchange all of their shares of JOL Common Stock for shares of Alfa's Common Stock such that immediately after the Merger, the former JOL shareholders would own at least ninety (90) percent of Alfa's then outstanding Common Stock. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders. [SEE: PART II-OTHER INFORMATION; ITEM 6; Exhibits].

Alfa & Contact and Mr. Jack A. Smith, the founder and former chief-executive of The Sports Authority - one of the nation's premier sports specialty retailers - entered into a two year consulting agreement (the "Smith Agreement") effective January 1, 2003 under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services. Alfa paid Mr. Smith 314,660 restricted shares of common stock for his services and, as long as the Smith Agreement remains in effect, Contact is obligated to pay Mr. Smith $5,000 per month for the first 12 months and $10,000 per month for the second 12 months of the Smith Agreement. The





                            (20)

Company has recognized a charge of $60,733 for the nine month period ended September 30, 2003 to account for the cash paid and the stock compensation issued under this agreement.

Alfa and a consultant entered into a consulting agreement effective March 1, 2002 under which the consultant, among other things, agreed to provide the Company with management consulting services, international marketing services, assistance in raising debt and equity capital, corporate finance advice and merger and acquisition advice. The consultant introduced the Company to Mr. Volkov and to Mr. Smith and was instrumental in negotiating the Volkov Agreement and the Smith Agreement. The consultant also introduced Alfa to several registered broker/dealers, one of whom is presently assisting Alfa to conduct a private placement offering ("Private Placement") of its securities in the form of units ("Units") of its Preferred Stock and warrants. Net proceeds from sales of Units, after payment of broker and consultant fees, will be used to expand Contact's sales and marketing activities and for general working capital needs at the sole discretion of management.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space is leased by Contact on a month to month basis from an unaffiliated third party at 111 Port Jersey Boulevard, Jersey City, NJ 07305.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,2003 vs.
THREE MONTHS ENDED SEPTEMBER 30,2002

The Company experienced an increase in revenue of $6,302 (187%) for the third quarter of 2003 as compared to the same period in the previous year. This revenue increase resulted from sales during the period at both Contact and Ty-Breakers. The sales order backlog at Contact as of the date hereof is approximately $70,000. Ty-Breakers experienced a slowdown in its Custom Business but an increase in it's sales via the internet of previously fully reserved inventory. The cost of sales percentage for the third quarter of 2003 was 23% and the gross profit was 77%. The Ty-Breakers sales were of inventory which had reserves previously established. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

                            (21)

Selling, general and administrative expenses increased by $39,763 (27%) during the third quarter of 2003 compared to the third quarter of 2002. This increase is primarily attributable to the expenses associated with Contact's participation in the MAGIC show at Las Vegas during the quarter. Contact's marketing and promotional expenditures - including future expenses associated with the trade shows are expected to continue to be quite substantial as the Company continues to market Contact's product line.

The Company experienced a net loss of $175,039 during the third quarter of 2003 as compared to a net loss of $147,482 during the same period in the previous fiscal year. This $27,557 increase
(18%) in the Company's loss is attributable to the above mentioned trade show expenditures during the quarter. The continued losses for the Company are attributable to the Company's insufficient level of sales.

The Company will need to further increase sales in order to attain profitability. Management continues to believe that Contact's marketing, promotional, advertising and trade show expenditures will depress earnings in 2003 but that a profitable level of sales may be attained before the end of the second quarter of fiscal year 2004 as a result of those marketing efforts. The proceeds that the Company has received and expects to receive from the Private Placement will be necessary to allow the Company to implement its marketing plan for Contact.

NINE MONTHS ENDED SEPTEMBER 30,2003 vs.
NINE MONTHS ENDED SEPTEMBER 30,2002

The Company experienced a decrease in sales revenue of $37,941 (74%)for the first nine months of 2003 as compared to the same period in the previous year. This revenue decrease resulted from the absence in 2003 of the high mark-down sales that occurred at Contact during the second quarter of 2002. The gross profit percentage for the first nine months of 2003 was 42% compared to a negative percentage for the comparable period in 2002. This gross profit percentage is reflective of Contact's normal pricing. Contact's inventory while expected to increase in line with sales growth is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact. The liquidation of certain older fully reserved inventory at Contact during the nine month period resulted in $15,000 of consignment sales which will be paid for as Contact's customer sells the merchandise. Such consignment sales are not recognized by the Company as revenue until payment therefore has been received by Contact. The

                            (22)
manufacture of inventory of finished goods for which orders are in hand caused inventory at Contact to increase by approximately
$56,838 during the first nine months of 2003 compared to the fiscal year end 2002 level.

Selling, general and administrative expenses increased by $28,250 (6%) during the first nine months of 2003 compared to the same period in the previous fiscal year. This is primarily attributable to increased trade show expenses during the third quarter. Contact's marketing and promotional expenditures are expected to continue to be quite substantial as the Company continues to market its Contact Sports product line.

The Company experienced a net loss of $473,513 for the first nine months of 2003 as compared to a net loss of $462,311 during the same period in the previous fiscal year. This increased loss of $11,202 (2.4%) is primarily attributable to decreased sales and a swing in the gross profit percentage in the comparable periods as well as increased trade show expenses in 2003. The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to further increase sales in order to attain profitability. Management believes that Contact's planned marketing, promotional and trade show expenditures - which are expected to continue to be significant - will depress earnings in 2003 but that a profitable level of sales may be attained before the end of the second quarter of fiscal year 2004 as a result of those marketing efforts. Management had previously expected such profitability to occur by the end of Fiscal year 2003. The proceeds that the Company has received and expects to receive from the Private Placement are necessary to allow the Company to implement its marketing plan for Contact.

The Company invested approximately $54,696 during the first nine months of 2003 in new or upgraded computer equipment and furniture.


LIQUIDITY AND CAPITAL RESOURCES:

The Company experienced negative cash flows from operations during the first nine months of 2003 due primarily to its operating loss and increases in inventories and deposits. At September 30, 2003 the Company had working capital of $94,383 as compared to working capital of $45,202 at December 31, 2002. This increase of $49,181 is attributable to the receipt by the Company during the period of proceeds from the Company's Private Placement.

                            (23)

As of September 30, 2003, the Company had $196,870 in current liabilities of which $102,948(52%) represented liabilities for which the Company was under no urgency to expend cash (i.e. in dividends payable which may be paid with common stock valued at $1.00 per share).

Ty-Breakers will continue marketing its custom printed Tyvek products into the premium & incentive market and continue selling its fully reserved inventory of finished goods over its internet website. The Company will however rely upon the business of its Contact Sports subsidiary for future revenue growth. A comprehensive sales and marketing plan for Contact has been devised and is presently being implemented. Management plans to aggressively market Contact's products to retail stores nationwide. Marketing, advertising, public relations and promotional efforts are presently underway and will be targeted to support the delivery of Contact's products to various retail stores. Contact management and sales representatives began selling to retail stores in Florida in the first quarter of 2003 and that effort continues to date. Contact launched its products nationwide at the MAGIC Show held in Las Vegas in August 2003. The continuation of these efforts and the complete implementation of Contact's sales and marketing campaigns is contingent upon the continued receipt by Alfa of the necessary proceeds from the Private Placement of its equity securities. Absent the receipt of such proceeds the implementation of this marketing and advertising campaign will have to be scaled down, postponed or cancelled.

Qualified independent sales representatives have been recruited to sell Contact's products in over 60% of the U.S. The Company plans to expand its sales coverage to retail stores throughout the United States during 2004. Ty-Breakers will continue its ongoing efforts to pursue the Ty-Breakers' Custom Business where its low overhead environment should produce a break even operation at minimum.

While no assurances can be given at this time, management believes that Contact's marketing efforts, if combined with adequate financing from Alfa, can successfully increase Contact's sales revenue and turn the Company profitable in the first half of fiscal 2004. In order to achieve the increased sales levels, Contact has recruited a sales representative force and developed comprehensive sales, marketing, public relations and promotional campaigns. It will be necessary for Alfa to successfully complete its ongoing Private Placement in order for Contact to fully implement these campaigns.



                            (24)

During the first nine months of 2003, the Company sold 42,500 shares of its Series B Convertible Preferred Stock to private investors at $40.00 per share and received net proceeds after broker and consultants fees totaling $850,000.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences might include: the success or failure of Alfa's continuing efforts to secure additional equity capital; the success or failure of Contact's efforts to continue to sell its products to retailers; the success or failure of Contact's efforts to employ additional executive and sales personnel; the success or failure of Contact's planned and ongoing sales, marketing, public relations and promotional campaigns; Contact's success in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the success of JOL's efforts to develop a suitable feasibility study for its Project in Qatar; the approval or rejection of the Government of Qatar of JOL's feasibility study; Alfa's possible subsequent acquisition of JOL; the growth of the market for the Company's products; or the ability of Ty-Breakers to continue to secure custom orders.

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

                            (25)

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

ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------
3.1              Articles of Incorporation, as amended    *

3.2              By-laws                                  *

99.1             Sarbannes-Oaxley certification           E-1

99.2             Sarbannes-Oaxley certification           E-3

99.3             Alfa-JOL agreement dated Nov. 1,2003     E-4

99.4             JOL-JOL-Jersey Assignment Agreement      E-5
______________________
*          Previously filed as exhibits to the Company's
           Registration Statement on Form S-1 (File No.33-18591) filed with the Securities and Exchange Commission and incorporated herein by reference thereto.

(b)          Reports on Form 8-K

             NONE

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: November 19, 2003          ALFA INTERNATIONAL CORP.
                                  (Registrant)


                                 By:     /s/  Frank J. Drohan
                                 ----------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (26)