Form 10KSB
period 2003-12-31
ALFA INTERNATIONAL CORP
filed 2004-04-14
CIK 820600

                         FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003
                          -----------------

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


Registrant's telephone number and area code: (212) 563-4141
                                              --------------


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


The registrant's total revenue for the fiscal year ended December
31, 2003 was $17,514.


The aggregate market value of the 5,201,651 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on March 29, 2004 was $1,040,330. (SEE: "Market for Common Equity and Related
Stockholder Matters").


As of March 25, 2004 the Company had outstanding 10,947,731 shares of common stock, par value $.01 per share ("Common Stock")

The Index to Exhibits appears on page 42.

                   Alfa International Corp.
        Table of Contents to Annual Report on Form 10-KSB
                Year Ended December 31, 2003
                                                             Page
        Forward-Looking Statements                           4

                          Part I

        Item 1.    Description of Business                   4

        Item 2.    Description of Property                  15

        Item 3.    Legal Proceedings                        16

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    16

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            16

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            24

        Item 7.    Financial Statements                     32

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     32

                          Part III
        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       33

        Item 10.    Executive Compensation                  35

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management        40

        Item 12.    Certain Relationships and Related
                    Transactions                            41

        Item 13.    Exhibits and Reports on Form 8-K        42

Forward-Looking Statements

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I



Item 1.     Description of Business

Introduction
------------

Alfa International Corp. ("Alfa" or "the Company") is a holding company, which conducts substantially all of its operations through its two wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports" or "Contact") and Ty-Breakers Corp. ("Ty-Breakers"), both of which are New York corporations. Alfa, Contact Sports and Ty-Breakers are sometimes referred to herein as the "Companies". Alfa was incorporated in New Jersey in 1978.

In September 2001, Alfa acquired Contact Sports as a wholly-owned subsidiary. Contact Sports is engaged in the business of designing, manufacturing and marketing a distinctive line of fashion- forward athletic apparel, tee shirts, caps, accessories and outerwear. Alfa presently concentrates the majority of its efforts in two principal areas: (1) the development and expansion of Contact Sport's business and brand-name recognition in the sports fashion industry; and (2) the possible acquisition of Journey of Light, Inc. ("JOL"), a corporation organized under the laws of the State of Delaware in 2003. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Transactions With Related Parties".)

Additionally, Ty-Breakers is engaged in the business of manufacturing and marketing apparel products, mostly jackets and accessories made from Tyvek and Kensel. Tyvek, a registered trademark of E.I. Du Pont de Nemours & Company ("Du Pont"), is a paper-like material produced and sold by Du Pont. Kensel is a trademark of Ty-Breakers used to identify Ty-Breakers' patented fabric material. In December 2000, Du Pont licensed from Ty Breakers the rights to the patent on Kensel. Ty-Breakers markets its products into the premium and incentive marketplace and directly to consumers via its web site.

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118, and its telephone number is 212-563-4141. Contact Sports also maintains a warehouse at 111 Port Jersey Boulevard, Jersey City, New Jersey 07305. Both facilities are leased from unaffiliated third parties.


Products, Marketing and Distribution
------------------------------------

Contact Sports

Contact has designed and manufactured several collections of basketball athletic shorts and jerseys, caps and accessories. A collection of high-quality tee shirt designs covering many sports and a fashionable urban line of sweatsuits, jackets and outerwear have also been developed. The athletic apparel line emphasizes basketball jerseys and shorts but eventually will cover virtually all sports where "contact" is involved. The design philosophy is a fashionable, urban, edgy look, and the fabrics are high-quality goods, including cottons, microfiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the line.

Contact markets its products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. During 2003, the Company devoted a significant amount of its resources on the marketing effort, and specifically on a "brand awareness" campaign, for Contact's products. This marketing effort was kicked off by Contact's sponsoring a fashion show and party in early 2003 at a major hotel and nightclub in South Beach, Florida, where it garnered significant press and television coverage for the official launch of its product line into the Southeast market. Several major recording artists, as well as professional basketball and football players, attended that event. Contact spent fiscal 2003 developing new products and designs, creating its marketing plans and materials as a result of its market research and beginning its initial sales campaigns.

The national launch of Contact's product line was accomplished at the four-day MAGIC show held in Las Vegas in August 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. Approximately 110,000 attendees from around the world attended this year's show. Contact had a major exhibition and promotional/advertising event at the MAGIC Show with over 3,400 square feet of exhibition and event space in the Streetwear section of the show. Streetwear is clothing influenced by the fusion of music, fashion and board sports. The Company had a basketball court next to and integrated with its exhibition space - which MAGIC dubbed the "Contact Sports Streetball Court".

MAGIC show management spent substantial funds to promote Contact and the series of events planned by Contact at the show. There were daily performances by the Contact Sports Dunkers and Hip-Hop Dancers and by "Slam Nation", a professional performance group consisting of a troupe of internationally well-known basketball dunkers which Contact brought from France for the show. The Company also sponsored a "Celebrity Basketball Game" featuring several celebrities from the sports, music and movies businesses Jack Smith, founder of The Sports Authority and a consultant to the Company, hosted buyers of major retailers at these and other events that the Company sponsored.

The Company presented its line of apparel to many retailers at the show. Additionally, the Company hired sales representative organizations both at and subsequent to the show and recruited its future Vice-President of Sales at the show. In house Contact personnel continue to call on retailers to solicit orders for Contact's products. Orders are now being solicited for back-to-school (i.e. the third quarter of 2004) and for Holiday 2004 (i.e. third and fourth quarters of 2004). As of the date of this Report, over XXX of sales has been booked for delivery in the first half of 2004.

Early in the first quarter of 2004, Contact hired its Vice President of Sales, who has over twenty-five years of experience selling to the specialty and department store accounts who are Contact's target customers. His mandate is to use his influence and relationships to eliminate the corporate barriers at the national and multi-store regional chains that Contact has targeted as its potential customers. Management believes that the national and regional chains will potentially generate the greatest growth for the Company and sales to such customers will facilitate selling the smaller independently owned retail stores which are focused on buying brands with national appeal. Contact plans to hire qualified sales representatives with reputations for success in the athletic/urban markets to sell these small independent stores.

To assist in selling the credit-deficient small independent retailers, Contact has entered into a one-year Agreement with a company specializing in factoring receivables. This Agreement commences in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in it's sole discretion, chooses to assign to the factor.

In-house employees and sales representatives attend trade shows and do direct selling to retail accounts. The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact, and, in this regard, the Company has contracted with four professional athletes and three nationally-known recording artists to produce a print and video advertising campaign and to participate in Contact's marketing campaigns. These athletes and artists participated in the production of Contact's print, radio, T.V., Internet and video advertising campaign. This advertising and marketing campaign is intended to establish and reinforce the Contact Sports brand and to support sales at the consumer level in the retail stores carrying Contact's products. The campaign was rolled out in the second half of 2003 in the Florida market in conjunction with Contact's evaluating the sales potential to retailers in that market. This strategy will be replicated in other markets as they are developed. The artists and athletes were under contract with Contact Sports through the end of the first quarter of 2004. These athletes and artists have indicated their willingness to continue to work with Contact in its marketing campaigns beyond the expiration dates of their respective original contracts. The Company is actively pursuing negotiations with the athletes and artists to extend the terms of those agreements, but no assurances can be made at this time that the Company will be successful extending such agreements or in signing new agreements with those individuals.

Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in this campaign. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several national print advertisements featuring the athletes and artists in targeted magazines are now in place to support product deliveries to retailers. Additional national print and outdoor advertising will be rolled out over the course of 2004 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign will feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

Contact is and will continue to support its sales to retailers with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located. Additionally Contact has engaged the services of a "product placement" consultant to attempt to get Contact's products strategically placed in various t.v. shows, movies, sports events and musical performances. Contact has created and produced radio and television ads, print and billboard advertisements and a marketing and public relations campaign to create demand at the consumer level in the retail stores carrying Contact's products Advertising in several national magazines directed specifically at our target consumer have been booked in the first and second quarters of 2004. While these national print advertisements are designed to create demand at the consumer level and support product deliveries, they also demonstrate the evolution of the brand to retail buyers who are Contact's customers.

In 2003, Contact opened a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S., many of whom often visit New York for various "market weeks". Since the MAGIC show, Contact has made presentations at its showroom to several major retailers. The Company's sales representatives also have utilized the NYC showroom for such presentations. Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events as well as video presentations for major customers and a worldwide web presence, will supplement Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

The Contact Sports website at www.contactsports.net contains much of the film and audio shot for the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently portrayed. The same sample television, radio and print advertisements and other marketing materials were incorporated into a CD-Rom devised as an interactive sales tool for use by Contact's sales representatives to secure orders from retailers.

Contact has a four-year consulting agreement (the "Volkov Agreement"), covering the period from April 2002 until April 2006, with Olympic gold medal winner and former starting forward for the NBA's Atlanta Hawks - Alexander Volkov. Mr. Volkov was the Minister of Sports of Ukraine from 1999 to 2000. He is presently a member of the Board of Directors of the Northern European Basketball League (NEBL) which he helped to found, a Vice-President and board member of the Basketball Federation of Ukraine and a member of the Board of Directors of FIBA -

Federation Internationale de Basketball, an independent non-profit association founded in 1932 comprising 208 national basketball federations throughout the world and which is basketball's governing body. The Volkov Agreement contemplates Mr. Volkov's involvement in the Company's marketing and sales efforts in the United States, Europe and the states of the former Soviet Union. Specifically, Mr. Volkov will assist the Company in securing the services of active NBA players to participate in Contact Sports' advertising and marketing campaigns and with any negotiations the Company may have with the NBA. He will also assist in the recruitment of local star players in Europe and Ukraine for Contact's marketing efforts in those markets. Mr. Volkov has also agreed to assist Contact in its sales and distribution efforts in Ukraine and Europe through personal introductions to the relevant sports apparel importers and marketers in those markets.

During February 2004, the Company participated in another MAGIC Show held in Las Vegas, which is the smaller and less trafficked of the two yearly MAGIC shows. Contact's personnel met with several national sporting goods and department store retail buyers and, as a result of those meetings, have been invited to meet with these buyers at their respective offices. Along with the Super Show held in the first quarter of each year which specifically caters to the athletic retail buyer, Contact plans to exhibit at the two yearly MAGIC shows which are the premier trade shows for the fashion and athletic apparel businesses. The Company plans to continue to put a major emphasis on: (i) developing the Contact line and brand-name recognition through its advertising and marketing efforts; (ii) further development of its introduction of the Contact Sports line to the national and regional specialty sports retail stores and department stores; (iii) supporting Contact's sales efforts with advertising and marketing efforts including customer-specific advertising and marketing programs to drive traffic to their stores carrying Contact's products; and (iv) systematically expanding its sales and sales force nationally to the small independent retailers across the U.S.

Contact has a contractual arrangement with a major national warehouse distribution company (the "WD"). The WD receives and stores Contact's inventory from its overseas vendors, and picks, packs and ships orders to Contact's customers and performs all inventory management functions. In addition, the WD has the capability to interface electronically with Contact and its customers with respect to accounting and shipping functions. Contact has constructed its website www.contactsports.net where retailers and consumers may view its product line and marketing materials. The website incorporates a significant amount of the video and audio material produced for Contact's promotional videos and interactive CD Roms.

Contact designs its products in-house but has its apparel products manufactured by unaffiliated third parties in the United
States and Asia.


TY-BREAKERS
-----------

Ty-Breakers markets custom-printed Tyvek and Kensel apparel as promotional products (the "Custom Business"). Customers who have purchased custom Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as athletic associations, sponsors of sporting and special events and fashion designers. The custom-printed apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other custom Tyvek products include hats, bags, aprons and banners. In the Custom Business, Ty-Breakers markets its products primarily through advertising, its web site and referrals from Du Pont and the Advertising Specialty Institute. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel.

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water-resistant, windproof and printable. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify Ty-Breakers' proprietary patented fabric material. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000, Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. During the first quarter of 2003, Du Pont elected to discontinue manufacturing and selling all Kensel fabrics and terminated the Patent License Agreement. Ty-

Breakers' final royalty payments from Du Pont were not material. Since the first quarter of 2003, Du Pont has recommended Ty-Breakers several times to potential customers as the source for Kensel. Du Pont presently produces all of the Tyvek material.

Sales of custom Tyvek and Kensel apparel are not made through any long-term contracts and tend to be cyclical. Ty-Breakers has received several repeat orders from its promotional customers, but, because of the nature of the business, custom promotional sales tend not to be repeat orders.

Competition:

The athletic apparel business in the United States is a highly-competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact possesses and is characterized by heavy advertising, promotion and price competition. Several such competitors have already-established brands. However, within its niche of fashion athletic apparel and urbanwear, management believes that Contact's proprietary designs and artwork, combined with its planned advertising and promotional campaigns, will make its products stand out. Contact believes it can successfully compete in this highly competitive marketplace through a combination of unique and distinctive product designs, superior quality offerings, competitive pricing and aggressive brand-building efforts. Management believes that a significant effort will be required for Contact to establish the brand identity necessary for the Company's ultimate success. Contact has begun and intends to continue such brand-building/brand-awareness efforts. Contact holds a U.S.-registered trademark on the name "Contact Sports". (SEE: Products, Marketing & Distribution, and "Patents,Copyrights and Trademarks")

Ty-Breakers is aware of only two other competitor companies in the U.S which sell imprinted Tyvek apparel and at least two other non-U.S. companies. Moreover, the Company is certain that no U.S. company is marketing Kensel apparel for which Ty-Breakers holds the U.S. patent which it had previously licensed to Du Pont. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also directly and indirectly in competition with other consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than Ty-Breakers possesses.

Manufacturing and Production:

Contact does not own or directly operate any manufacturing or production facilities and has no future plans to do so. The Company contracts with various unaffiliated manufacturers, screen printers and cut & sew contractors in the United States and Asia to manufacture its products.

Contact does not engage in any significant research and development activities but does incur a modest amount of non-recoverable costs associated with manufacturing samples for new fashion collections. Such samples are generally used by Contact and its field sales force for display at trade shows and showrooms and to make sales presentations to retail customers. Contact's production requirements are manufactured pursuant to specific purchase orders, and management does not plan to maintain significant inventories. Management may, from time to time, elect to maintain inventories of what it perceives as specific, fast-moving products for the purpose of re-orders or fill-in orders. Contact's investment in inventory is expected to grow relative to sales, but its philosophy of manufacturing products only against confirmed customer orders will not change radically. Contact presently purchases its raw material requirements from several domestic and overseas suppliers and cut & sew contractors. There are many such suppliers with competitive pricing available. The Company does not believe that the loss or inability of any such supplier or contractor to deliver goods or manufacture products for Contact would have a material, adverse impact on Contact's business or operations. Moreover, the Company uses overseas cut & sew contractors who provide a full package turn-key service (i.e. they source and/or supply all fabric, markers, patterns, accessories, hang tags, hangers, etc.) and deliver only finished goods to Contact. Contact believes it maintains a good working business relationship with its contractors and suppliers.

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

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material, adverse effect upon the operations of Ty-Breakers. Ty-Breakers has never had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs, nor does it anticipate a shortage in the forseeable future. Ty-Breakers believes it maintains a good working business relationship with Du Pont and its Asian agent.

The artwork and design of client's logos and images for the Tyvek and Kensel apparel in the Custom Business is usually coordinated with the client's advertising personnel.

Patents, Copyrights and Trademarks

Contact is not dependent upon any patent, trademark or proprietary right of another with respect to its designs or products. Under agreements with its outside artists and designers, Contact owns the copyrights to all art produced for Contact.

Contact owns all U.S. rights to the trademark "Contact Sports" as registered with the U.S. Patent & Trademarks Office.

Ty-Breakers is the owner by assignment of U.S. Patent number 5,150,660 (the "Patent") which covers the material marketed under its registered trademark, Kensel. The Kensel material is made by laminating a poly-cotton or other material to Tyvek, thereby producing a leather-like material with a good hand and substantial feel. Ty-Breakers' exclusive right under the Patent to manufacture and sell Kensel products in the United States runs until the year 2009. In December 2000, Ty-Breakers entered into a Patent License Agreement with Du Pont, whereby Ty-Breakers granted Du Pont the exclusive license to manufacture and sell products covered by the Patent, and Du Pont agreed to pay royalties to Ty-Breakers on its sales of Kensel material. Ty-Breakers also granted Du Pont a license to use the Kensel trademark. This Patent License Agreement was terminated in the first quarter of 2003.

Governmental Regulation

The Company does not require any governmental approval of its Products, nor does the Company anticipate any negative effects on its business from any existing or probable governmental regulations. The Company has no costs or effects on its operations associated with compliance with any local, state or federal environmental laws.


Employees and Sales Representatives

During 2003 Contact engaged and dismissed several independent sales representatives and as of the date hereof. Contact Sports presently has no independent sales representatives. Several sales representatives and sales representative organizations are currently under consideration. One high-volume sales representative organization in California is currently evaluating the product line and our independent Sales Representative Agreement to represent Contact in the states of CA, OR, WA, ID, MT, WY, UT, CO, AZ and NM, but no assurances can be given at this time that this organization will agree to act as Contact's representative. Alfa presently has four employees, two of whom are officers and directors of Alfa and one of whom is a director of Alfa. Alfa has employment agreements with those latter three individuals. The fourth individual is Vice President of Sales of Contact Sports and has an employment agreement with Contact. The Chief Executive Officer of Alfa serves as a director of each of Alfa's wholly-owned subsidiaries, and the other two Alfa employees, who are an officer/director and director, respectively, of Alfa, each serve as officers & directors of Alfa's wholly-owned subsidiaries. (See "Directors and Executive Officers of the Registrant" and "Executive Compensation")


Item 2.     Description of Property

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact Sports under a lease expiring February 28, 2013. The lease specifcally permits Alfa and Ty-Breakers to co-occupy the space. The Company also leases warehouse space at 111 Port Jersey Boulevard, Building 4, Jersey City, N.J. 07305 on a month-to-month basis.

Item 3.      Legal Proceedings

The Company knows of no material legal proceedings pending or threatened against it or any of its subsidiaries which, in the opinion of management, would have a material, adverse effect upon the Company's business or operations.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

                            PART II


Item 5.     Market for Common Equity and Related Stockholder
            Matters.

Common Stock
------------

Alfa's Common Stock trades in the over-the-counter market and is listed on the OTC Electronic Bulletin Board under the symbol
"TYBR".

The following table sets forth the range of the high and low bid prices for the Common Stock for the eight quarters within the last two fiscal years as reported by Nasdaq Data Products, Historical Data Service, Baltimore Maryland. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                        Common Stock
                                        ------------
Quarter Ended                    High                  Low
---------------                  ----                  ---

3/31/02                          0.06                  0.06
6/30/02                          0.17                  0.15
9/30/02                          0.14                  0.11
12/31/02                         0.10                  0.10
3/31/03                          0.30                  0.30
6/30/03                          0.35                  0.30
9/30/03                          0.40                  0.40
12/31/03                         0.15                  0.12

At December 31, 2003, Alfa had 10,947,728 shares of its Common
Stock issued and outstanding, and there were approximately 1,853 holders of record of such Common Stock.

Alfa has never declared any dividends on its Common Stock, and it is anticipated that any earnings in the foreseeable future will be retained for the Company's business. Any declaration in the future of any cash or stock dividends on Alfa's Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements and general business conditions.

Preferred Stock
---------------

At December 31, 2003, Alfa (or the "Corporation") had 95,375 shares of its $0.01 par value Series B convertible preferred stock (the "Preferred Stock") issued and outstanding.
During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B Preferred Stock, par value $0.01, at a price of $40 per share. During the third quarter of 2003, the Board of Directors authorized the issuance of up to 25,000 additional shares of Series B Preferred Stock concurrent with the extension of the Private Placement to $4 million, with the voting powers and preferences and rights as hereinafter set forth:

Price per Share:   $40

Dividends:

(1) The holders of the shares of Preferred Stock (the "Preferred Shares") shall be entitled to receive, out of funds or out of shares of the Corporation's Common Stock legally available therefor, dividends at the annual rate of $2.00 per Preferred Share, either in shares of Common Stock or in cash, at the sole option of the Company, on the "Conversion Date" or on the "Redemption Date" (as those terms are hereinafter defined), and no more, payable in preference and priority to any payment of any cash dividend on the Common Stock or any other shares of capital stock of the Corporation. Such dividends shall be payable to the holders of record of the Preferred Shares on the close of business on either the Conversion Date or on the Redemption Date, as the case may be, (such date is referred to hereinafter as the

"Dividend Payment Date"), provided that, before any dividend may be paid with respect to the Common Stock, or any other distribution of corporate assets made thereon, holders of the Preferred Shares shall receive all dividends accrued thereon.

(2) Each of such annual dividends shall be fully cumulative and shall accrue, whether or not declared, without interest, from the first day of the period in which such dividend may be payable as herein provided.

(3) No dividends shall be declared or paid or set apart for payment on the Common Stock, or on the preferred stock of any series ranking, as to dividends, junior to the Series B Preferred Stock, for any period unless fully cumulative dividends have been or contemporaneously are declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for such payment) on the Series B Preferred Stock for all dividend payment periods terminating on or prior to the date of payment of such fully cumulative dividends. Unless fully cumulative dividends have been paid on the Series B Preferred Stock, no other distribution shall be made upon the Common Stock of the Corporation or upon any securities junior to the Series B Preferred Stock.

As of December 31, 2003, the Company paid dividends of $144,352, comprised of $17,015 for the year ended December 31, 2002 and $127,337 for the year ended December 31, 2003, in shares of Common Stock of the Company at a value of $1.00 per share.



Conversion:

The holders of the Preferred Shares shall have conversion rights as follows:

(1)     Mechanics of Conversion.
        -----------------------
    In order for a holder of Preferred Shares to convert all or some portion of the Preferred Shares into shares of Common Stock, and subject to the restrictions set forth herein, such holder shall surrender the certificate or certificates for such Preferred Shares [the "Preferred Share Certificate(s)"] at the office of the transfer agent of the Common Stock (or the principal office of the Corporation, if the Corporation serves as its own transfer agent) together with written notice as set forth in the conversion certificate executed by such holder ("Notice") that such holder elects to convert all or a specified number of Preferred Shares represented by such Preferred Share certificate(s), provided that conversion shall not be permitted with respect to less than 100 Preferred Shares at any one time unless such shares represent the full amount then convertible as set forth herein, and accompanied, if required by the corporation, by such holder's blank executed stock power. The "Conversion Date" shall be the date of receipt of such Preferred Share Certificate(s) and Notice by the transfer agent (or by the Corporation, if the Corporation serves as its own transfer agent). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder of the Preferred Shares, a certificate for the number of shares of Common Stock to which such holder shall be entitled.

(2)     Right to Convert.
        ----------------
     Subject to the provisions for adjustment and Redemption hereinafter set forth, on or after the date of issuance of the Preferred Shares (the "Issue Date"), each such Preferred Share shall be convertible (the "Conversion Right"), at the option of the holder thereof, into forty (40) shares of Common Stock plus the number of shares of Common Stock determined by dividing the sum of (x) the accrued dividends as of the Conversion Date on the Preferred Shares to be converted, by (y) one dollar ($1.00) [the "Conversion Price"].

(3)     Reservation of Shares of Common Stock.
        --------------------------------------
     The Corporation shall, for so long as there are Preferred Shares outstanding, reserve and keep available out of its authorized but unissued shares of Common Stock, for the purpose of effecting the conversion of the Preferred Shares, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Preferred Shares, and the Corporation will use its reasonable best efforts to take the action necessary to increase the number of reserved shares from time to time, if needed, and to increase the number of authorized shares of Common Stock if such an increase becomes necessary to permit exercise of the Conversion Right.

(4)     Conversion Adjustment.
        ---------------------
     The number of shares of Common Stock into which the Preferred Shares may be converted shall be subject to adjustment from time to time under certain circumstances as follows:

(i) In the event that the Corporation shall at any time prior to such conversion either: (a) subdivide the outstanding shares of Common Stock into a greater number of shares, (b) combine the outstanding shares of Common Stock into a smaller number of shares, (c) change the outstanding shares of Common Stock into the same or a given number of shares of another class or classes of shares, or (d) declare a dividend on or in respect of the outstanding shares of Common Stock or other securities of the Corporation, or (e) offer to all the holders of the shares of Common Stock any rights to subscribe for shares or for other securities of the Corporation, then the holders of the Preferred Shares shall be entitled, as the case may be, to receive the same number of shares of Common Stock or other securities of the Corporation, or to purchase at the same price that the shares or securities are being offered to all the holders of the shares of Common Stock, the number of such shares or the amount of such securities as will represent the same proportional ownership of the outstanding shares of Common Stock prior to such increase or decrease as they would have been entitled to receive or subscribe for, as the case may be, had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such event.

(ii) In the event of a merger, including any statutory merger of the Corporation with and into any of its wholly-owned subsidiaries ("Merger"), lawful provision shall be made as part of the terms of such Merger that all the Preferred Shares then outstanding, if any, (together with all accumulated dividends thereon) shall be automatically converted into the right to receive the number of such shares or the amount of such securities or assets as the holders of such Preferred Shares would have been entitled to receive had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such Merger.

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

(5)     Fractional Shares.
        -----------------
     The Corporation shall not issue fractional shares in satisfaction of the Conversion Right of the Preferred Shares or in satisfaction of dividends on the Preferred Shares, but, in lieu thereof, all such fractional shares, if any, shall be rounded up to the nearest whole share amount on the Conversion Date or Dividend Payment Date, as the case may be.

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

Redemption:

(1) At any time after twelve months after the Issue Date (or at any time upon the mutual agreement of the Corporation and all holders of Preferred Shares), while there are such Preferred Shares outstanding, the Corporation may, at the option of its Board of Directors, redeem all or any number of such Preferred Shares then outstanding by paying $40 per Preferred Share for each Preferred Share so redeemed plus all accrued but unpaid dividends then outstanding on the Preferred Shares so redeemed (the "Redemption Price"). The Redemption Price may be paid, at the Company's sole discretion, in cash or in shares of the Company's Common Stock valued at one dollar ($1.00) per share of Common Stock.

(2) At least 30 days prior to the date fixed for any redemption of the Preferred Shares (hereinafter referred to as a "Redemption Date"), written notice shall be mailed, by first class or registered mail, postage prepaid, to each holder of record of Preferred Shares to be redeemed, to the address of such holder shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such Preferred Shares, indicating whether the Redemption Price will be paid in cash or in shares of Common Stock, specifying the Redemption Date, which will also be the date on which such holder's Conversion Right pursuant to this Certificate as to such Preferred Shares being redeemed shall terminate, and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate or certificates representing the Preferred Shares to be redeemed (such notice is hereinafter referred to as the "Redemption Notice"). On or prior to the Redemption Date, each holder of the Preferred Shares to be redeemed shall surrender his or its certificate representing such Preferred Shares to the Corporation in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such Preferred Shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of the Preferred Shares designated for redemption in the Redemption Notice as holders of the Preferred Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred Shares designated for redemption, and such Preferred Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

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

Voting:

Except as may be required by the New Jersey Business Corporation Act or as set forth in the next following sentence, the Preferred Shares shall not be entitled to vote on any matters submitted to the stockholders of the Corporation. Without the approval of holders of a majority of the outstanding Preferred Shares, the Corporation shall not (1) authorize, create or issue any shares of any class or series ranking senior to the Preferred Shares as to liquidation rights, (2) amend, alter or repeal, by any means, the Certificate of Incorporation whereby the powers, preferences, or special rights of the Preferred Shares would be adversely affected or (3) subject the Preferred Shares to any restrictions, other than restrictions arising solely under the New Jersey Business Corporation Act or existing under the Company's Certificate of Incorporation.

Liquidation:

In the event of a liquidation, dissolution or winding up of the Corporation, the holders of the Preferred Shares shall be entitled to receive, after due payment or provision for the payment of the debts and other liabilities of the Corporation and prior to any liquidating distribution in respect to any other class of stock, a liquidating distribution equal to the Redemption Price.

Other:

The Corporation is authorized to issue the balance of the preferred stock not designated or otherwise provided for herein, from time to time in one or more series, with such designations, relative rights, preferences or limitations permitted by the relevant provisions of the New Jersey Business Corporation Act as shall be fixed by the Board of Directors in the resolution or resolutions providing for the issuance of such stock, in respect of any class or classes of stock or any series of any class of stock of the Corporation which may be desired but which shall not be fixed by the provisions contained herein. The Board of Directors is expressly authorized to adopt such resolution or resolutions providing for the issuance of such stock, including the power to specify the number of shares in any series, from time to time, as the Board of Directors, in its discretion, may deem desirable.


The transfer agent for Alfa's Common Stock is Continental Stock
Transfer and Trust Company, 17 Battery Place, New York, New York
10004.

The transfer agent for Alfa's Preferred Stock is Alfa
International Corp., 350 Fifth Avenue, Suite 1103, New York, New
York 10118.

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations


The financial statements at the end of fiscal years 2003 and 2002 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports and Ty-Breakers.

During 2003, Alfa concentrated on (1) building its Contact Sports subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of Journey of Light, Inc., a corporation organized in October, 2003 under the laws of the state of Delaware ("JOL").


Critical Accounting Policies
----------------------------
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Revenue Recognition. Revenue is recognized when goods are shipped to customers from the Company's outside warehouse.

     Inventory Reserves.   Inventory reserves have been
established to cover losses anticipated from inventory items having become either un-saleable or saleable only at greatly reduced "close-out" prices due to: (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, and

(2) inventory associated with the discontinued retail business at Ty-Breakers or inventory carried by Contact Sports and manufactured subsequent to acquisition, which is deemed to have no commercial sales value. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close-out basis at the end of each season. Management believes its inventory reserves are adequate.

     Valuation Allowance for Deferred Tax Assets. The carrying value of deferred tax assets assumes that the Company will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's estimates and assumptions.


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Inability of the company to secure additional financing;
* Unexpected economic changes in the United States or abroad; and
* The imposition of new restrictions or regulations by government agencies that affect the Company's business activities.

The following discussion will highlight the activities of the Company's business activities for the 2002 and 2003 fiscal years.

Journey of Light, Inc.
----------------------

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Prior to the Offering of JOL's common stock, Mr. Drohan owned 21.9% of JOL's outstanding common stock. Assuming the sale of all one hundred Units in the Offering, but not exercise of the Warrants, Mr. Drohan would own 20.5% of JOL's outstanding common stock. Alfa holds an option to acquire JOL. (See Item 12, "Certain Relationships And Related Transactions".)

Results of Operations:

Fiscal Year Ended December 31, 2003 Compared to
Fiscal Year Ended December 31, 2002

In connection with targeting national department stores and sport specialty chains as an integral component of its marketing plan, the Company hired a Vice President of Sales in February 2004. Bringing this sales executive on board occurred later than anticipated, delaying the company's introduction of its product line into this major market sector. As a result, the Company's revenue in 2003 was $17,514, a decrease of $36,173 (67%)from fiscal year 2002. This revenue decrease resulted from a $25,277 decline in net sales at Contact and a $10,866 decline in Ty-Breakers' revenue. No royalty income from Ty-Breakers' Patent License Agreement with Du Pont is expected in the future as the Patent License Agreement was terminated in 2003. The cost of sales percentage for fiscal 2003 was 97% and 139% in fiscal 2002. The cost of sales percentage for fiscal 2003 was primarily a result of: (1) price markdowns at Contact to close out old inventory on goods from a previous season; and (2) the effect of warehousing costs on the low sales volume.

While it is expected that Contact will continue to close out excess inventory at the end of a season, the cost of sales percentages incurred in fiscal 2002 and 2003 are not reflective of Contact's targeted pricing strucuture, which carries a gross profit margin of approximately 50%. Moreover, Contact's inventory investment going forward, while expected to increase in line with sales growth, is not expected to consist of a significant level of "risk inventory" since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Inventory increased $81,079 as of December 31, 2003 compared to December 31, 2002, wholly accounted for by Contact Sports' increased investment in finished goods over the level at the end of fiscal 2002 and a reduction of $29,150 in inventory reserves. Management believes that its inventory reserve of $108,179 at December is adequate. Contact's business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of inventory for fill-in orders on fast-moving items.

Selling and marketing expenses of $235,789 in fiscal 2003 were $50,575 (18%) lower than the $286,364 level experienced in fiscal 2002. The spending in 2003, while representing a drop from the prior year, evidenced Contact's continuing commitment to its promotional, advertising and marketing strategy. Approximately 50% of Contact's total selling and marketing expenses was incurred for show expenses in Miami, Florida and Las Vegas, Nevada, with additional increases in advertising, commissions and sampling costs. Expenses for team sponsorship plus marketing and promotional costs were lower in 2003 than in 2002.

General and administrative expenses of $470,507 in fiscal 2003 were $19,520 (4%) lower than $490,027 expenses in fiscal 2002, the result of lower professional fees, partially offset by higher rent, consulting fees and depreciation.

The Company sustained a net operating loss of $706,801 during fiscal 2003, which operating loss was $82,710 (11%) lower than the net operating loss of $789,511 for fiscal 2002. The lower net operating loss was attributable to: (1) a $21,405 improvement at the gross profit line, mainly from the absence in fiscal 2003 of inventory reserves which had occurred in the prior fiscal year;
(2) $50,575 in lower sales and marketing expenses; (3) a $19,520 reduction in general and administrative costs; the benefit from which was partially offset by (4) $8,790 in higher other expense.

The continued losses for the Company are attributable to the Company's failure to attain a sufficient level of sales. The Company will need to substantially increase sales in order to attain profitability. Management believes that it now has the personnel in place to begin to generate significant sales. Contact's planned marketing and promotional expenditures - which are expected to continue to be significant - will continue to result in operating losses and negative cash flows in 2004. It is hoped that a profitable level of operations may be attained in the fourth quarter of fiscal 2004 or during the first half of 2005 as a result of those marketing efforts, but no assurance can be given that profitable operations will occur within that timeframe, or at all. Management believes that the Company will generate sufficient sales to attain operating profitability after Contact sells its products to national sports specialty retailers and department stores, and to the specialty regional multi-store chains during the second quarter of 2004 (for delivery in the fall of 2004), as it continues its planned advertising and marketing campaign during fiscal 2004 concurrently with delivery of its products to such retailers' stores. Contact further expects that its Agreement with Jack A. Smith, founder and former CEO of The Sports Authority, will help it achieve its sales and marketing goals.

The small independent retail stores, including the "Mom and Pop" stores, tend to follow the buying habits of their larger counterparts and feel more secure in following the regional and national trends with respect to apparel products. The national accounts, and to a lesser degree the regional accounts, tend to be overly cautious with new and emerging apparel lines. A selling strategy focused on the national accounts requires passing the corporate barriers, creating relationships of trust with the buyers and General Merchandise Managers and establishing their confidence that Contact Sports will deliver as promised. All of these efforts are currently ongoing with both national and regional chains.

Management plans to focus sharply on the sales and marketing of Contact's products. Contact plans to recruit additional employees and sales representatives to sell Contact's products to retail stores throughout the United States. Negotiations with major retailers and regional specialty stores are ongoing by Contact's Vice President of Sales and in-house personnel. It is not presently anticipated that Contact will have undue reliance upon any one customer or a few major customers, but no assurance of this can be given at this time.

The loan repayment that Alfa expects to receive from Journey of Light, Inc., in addition to funds from other sources, will be necessary to allow Alfa to finance its marketing plan for Contact. As of April 13, 2004, approximately $304,000 of the loan had been paid to Alfa. Implementation of Contact's marketing plan is the pre-requisite for the Company's attaining a profitable level of sales in the fourth quarter of 2004 or in 2005. Management has no intention at present of making any additional loans to JOL.

No significant capital expenditures were incurred during fiscal year 2003, and none are anticipated during fiscal 2004.


Liquidity and Capital Resources

The Company has experienced negative cash flows during the past three fiscal years. The Company's net losses of $706,801 and $789,511 in fiscal 2003 and 2002, respectively, include charges of $151,520 and $245,791 in fiscal 2003 and 2002, respectively, covering marketing, promotional and show expenses for Contact during the fiscal year. In addition, the Company incurred approximately $75,000 in consulting fees during fiscal 2003 for administrative, managerial and marketing services directly related to Contact's marketing strategy.

At December 31, 2003, the Company had working capital of $523,466 as compared to $45,202 at December 31, 2002. This increase of $478,264 is mainly attributable to: (1) a $46,693 increase in cash; a $397,179 receivable from an affiliated party; $81,079 in additional inventory investment and a $49,979 decline in accrued officer's payroll, accrued compensation and payroll taxes, which aggregate $574,930 in additional working capital was partially offset by (2) a $98,766 reduction in working capital from $59,866 in additional accounts payable and accrued expenses and $38,900 in additional current liabilities to consultants.

At December 31, 2003, the Company had $686,121 in current assets, principally consisting of $191,665 in cash, $83,229 inventory, net of reserves and a $397,179 receivable from an affiliated party. The Company's current liabilities at December 31, 2003 totalled $162,655, consisting principally of $83,555 in accounts payable and accrued liabilities, $38,900 in liabilities to consultants and $36,277 in accrued payroll and and payroll taxes.

Funds used by operating activities in fiscal 2003 were $712,003, essentially from the net loss of $706,801.

Funds used by investing activities in fiscal 2003 were $373,478, principally due to $338,066 in additional loans to an affilate.

the net of $54,695 disbursed for capital expenditures, offset by the payment of $19,293 in notes receivable. Management believes that the loan to its affiliate will be paid in full during fiscal 2004. As of April 13, 2004, approximately $304,000 of this loan had been paid.

Funds totalling $1,132,174 were provided by financing activities in fiscal 2003, essentially received from proceeds from the sale of preferred stock.

As a result of the foregoing, the Company had cash of $191,665 at December 31, 2003, an increase of $46,693 from December 31, 2002.

The Company will rely principally upon the business of its Contact Sports subsidiary for revenue growth. As previously discussed, a comprehensive marketing, advertising, public relations and promotional campaign is scheduled in 2004, concurrently with the delivery of Contact's products to various retail stores. The continuation of these marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan As stated above, management expects that its loan of $397,179 to an affiliated party will be paid in full during fiscal 2004. As of April 13, 2004, approximately $304,000 of this amount had been paid to Alfa. Without this loan repayment, as well as the receipt of additional funding, and without the Company's ability to substantially increase sales in its Contact Sports subsidiary, the launch and implementation of its marketing and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would significantly affect its ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations during the last three years to fund Alfa's and Contact's operations. In fiscal 2003, the Company sold 56,750 shares of its Series B Convertible Preferred Stock to private investors at $40.00 per share and received net proceeds totaling $1,132,174 during fiscal 2003 and $1,881,637 since inception of the offering. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations management believes that Contact is positioned to significantly increase its sales during fiscal 2004. However, the Company can give no assurance that it will attain this level of sales in this timetable, or when it will attain profitable operations.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company. This condition is expected to continue through the end of fiscal 2004.

Import Operations

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates. As a direct result of these efforts, Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of its various apparel products.

Ty-Breakers will continue to rely primarily on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel.

Risk Factors
------------

As discussed just prior to Item 1, "Description of Business", certain statements made in this report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include: the success or failure of Alfa's continuing efforts to secure additional financing; the success or failure of Contact's efforts to employ additional sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success or failure in securing additional agreements with major professional athletes and recording artists to act as spokespersons for contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the failure by JOL to fully repay its loan from Alfa during fiscal 2004, the uncertainty associated with the success of Journey of Light Inc's. efforts relative to its Project in Qatar to sign the Final Contract with the Government of Qatar (See "Certain Relationships and Related Transactions."); the uncertainty regarding Alfa's possible subsequent acquisition of Journey of Ligt, Inc.; the uncertainty of the growth of the market for Contact Sports' products; or, to a lesser extent, the ability of Ty-Breakers to continue to secure custom orders.


Item 7.     Financial Statements

The response to this item is submitted as a separate section to this report commencing on Page F-1.


Item 8.     Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

None

                          PART III


Item 9.     Directors, Executive Officers and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The present Directors and Executive Officers of the Company are as follows:


Name                       Age        Position
----                       ---        --------
Frank J. Drohan            59       Chairman of the Board of
                                    Directors, President, Chief
                                    Executive & Financial Officer

Charles P. Kuczynski       50       Vice-President, Secretary and
                                    Director

Kye V. Giscombe            34       Director

Salvatore J. Bucchere      60       Director

Kevin O. Green             56       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and Owner of Rif International Corp., a privately held New York company which had extensive overseas activities between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business, assets and patent, changed its name to Ty-Breakers Corp. and was acquired by Alfa on January 23, 1997. Mr. Drohan serves as a Director and Chairman of the Board of Alfa's wholly-owned subsidiary, Ty-Breakers Corp., and as Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, Contact Sports, Inc.

Charles P. Kuczynski has served as a Director and Secretary of Alfa between 1988 and 1993 and from 1996 to the present. Mr. Kuczynski was employed as Vice-President of Sales for Ty-Breakers from 1993 until its acquisition by Alfa in 1997. Mr. Kuczynski is the inventor of KENSEL, and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned to Ty-Breakers. He presently serves as the President, Secretary and a Director of Ty-Breakers. Mr. Kuczynski also serves as the Vice-President, Secretary and a Director of Contact Sports, Inc., Alfa's wholly-owned subsidiary acquired in September 2001.

Kye V. Giscombe founded Contact Sports in 1999 and, since September 2001 when it was acquired by Alfa, he has served as the President and Chief Operating Officer of Contact as well as a Director. Mr. Giscombe is also a Director of Alfa. A native New Yorker who grew up in and around the urban athletic scene, Mr. Giscombe was educated at John Jay College and the Fashion Institute of Technology of New York. Mr. Giscombe's uncanny eye for style and ability to design athletic apparel landed him the job as designer of custom high school and college team uniforms for Gotham City Sports in New York. Mr. Giscombe has extensive experience designing, from a flat sketch to a working sample, textile and graphic design and presentation boards. His athletic experiences include high school and college basketball, many years in track and field and over seven years on the gridiron. Mr. Giscombe continues to be involved in the urban basketball scene, and his intimate involvement in the creation of Contact and its products, his design and marketing skills and his vast network of associates in the worlds of athletics and music will continue to be of critical importance to the Company's success.

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982, he was Executive Vice President of Custom Carburetor Co., and, since 1982, he has been Chairman of the Board and controlling shareholder of Columbia Products Co., a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States.

Kevin O. Green graduated from St. Peter's Preparatory School,
Jersey City, New Jersey in 1966.  Attending the College of St.

Thomas, St. Paul, Minnesota, he graduated with majors in Geology and Philosophy in 1970. He attended the University of Minnesota Law School graduating in 1975. Mr. Green has practiced law in Minnesota as a trial lawyer handling several significant pieces of litigation, including the recent wrongful death claim by the Estate of Korey Stringer against the Minnesota Vikings. Mr. Green's practice of law has extended to several different states where he has been lead counsel. He has extensive experience in business litigation including securities fraud. He has represented many business clients over the years, including the Minneapolis Star and Tribune. Mr. Green is also Chief Executive Officer of Green Ventures, Ltd., a privately held company specializing in providing designated seating, in conjunction with MCI, for the financial services industry.



At December 31, 2003, the Board of Directors of Alfa consisted of Frank J. Drohan, Charles P. Kuczynski, Kye V. Giscombe, Salvatore
J. Bucchere and Kevin O. Green. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such and are entitled to reimbursement for reasonable out-of-pocket expenses incurred in attending meetings.







Item 10.     Executive Compensation

The following table sets forth information relating to the aggregate cash compensation received by the-then-current Executive Officers of the Company for services in all capacities during the calendar year ended December 31, 2003 for (i) the Chief Executive Officer, (ii) each then-current executive officer whose total cash compensation exceeded $100,000 and (iii) all then-current executive officers of the Company as a group.

                 SUMMARY COMPENSATION TABLE


Name and Principal               Cash      Accrued   Other Annual
     Position          Year     Salary     Salary    Compensation

Frank J. Drohan,       2003     95,833     25,000      None
Chief Executive
Officer

All Executive          2003    226,490     25,000      None
Officers as a
group (3 persons)


After reasonable inquiry, management has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but it does not in any event exceed 10% of the cash compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Employment & Consulting Agreements
----------------------------------

Pursuant to a written employment agreement, Alfa is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf.

Pursuant to a written employment agreement, Contact is obligated through December 31, 2006 to pay its President & Chief Operating Officer, Mr. Giscombe, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes.

Pursuant to a written employment agreement, Alfa was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $55,000, plus an additional bonus based on a combination of net sales and earnings before taxes. In September 2003, Alfa increased Mr. Kuczynski's annual base salary to $75,000.

Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements was terminable by Alfa and Contact, respectively, as of December 31, 2003, provided that net sales for 2003 was not at least $1,000,000. The Company elected to not exercise its option at that time to terminate those individuals' employment agreements. Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements provided for a signing bonus of 200,000 shares of Common Stock and for an option to purchase 50,000 shares of Common Stock at $.25 per share during each of the first 5 years of their respective employment terms.

Directors received no remuneration during the fiscal year ended December 31, 2003, and the Company does not intend to compensate any of its inside Directors for serving as members of its Board during the current fiscal year ending December 31, 2004. The Company does intend to award stock options to each of its two outside Directors - Mr. Green and Mr. Bucchere - during 2004 as compensation for their services.

In February 2004, Contact hired a Vice President of Sales. Contact and this individual have entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 (the "Interim Agreement"). Under the provisions of the Interim Agreement, the Company may elect, at its sole option during or at the expiration of its term, to employ the individual for a longer period. Should the individual agree to accept employment beyond June 30, 2004, Contact and the individual will execute another agreement (the "2004 Employment Agreement"). Under the terms of the Interim Agreement, Alfa is obligated to pay this individual ratably an amount based upon an annualized base salary and, in addition, the Interim Agreement provides for a performance bonus. If the Parties execute the 2004 Employment Agreement, the individual will be granted an option to purchase up to 10,000 shares of Alfa's $.01 par value common stock per year for each year that the 2004 Employment Agreement remains in effect, to a maximum of five years, at an exercise price of $.40 per share. During the term of the Interim Employment Agreement and the 2004 Employment Agreement, if such latter agreement is executed, the Company will also provide the individual with customary fringe benefits.

In January 2003, Contact signed a two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, the founder and former Chief Executive Officer of The Sports Authority - the largest sports specialty retailer in America. Mr. Smith is providing the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former President of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers. In August 2003, Mr. Smith attended the MAGIC Show in Las Vegas on behalf of the Company and lent significant assistance there by introducing Contact to major retail accounts. Since the show, Mr. Smith has made several other key appointments for Contact with various large retailers. In January 2004, the Company amended this agreement to provide Mr. Smith with a different monthly payment for the second year of the contract than had previously been negotiated and to also issue 50,000 shares of the Company's restricted common stock to him.

On February 27, 2002, the Company entered into a three-year consulting agreement "Consulting Agreement") beginning March 1, 2002, whereby the Consultant will provide advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the consultant made an introduction. Alfa issued 200,000 shares of its unregistered and restricted common stock, valued at approximately $8,000, to the consultant and, contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock, extended to $4,000,000 in October 2003, will also pay a fee of up to $1,489,000 to the consultant, giving consideration to Alfa's cash flow from operations. The Company anticipates a final negotiation with the Consultant's resulting in a reduced fee. The Agreement is terminable by either party by giving 30 days notice in writing.

Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan.

Stock Options

Effective September 1, 2001, the Company instituted the "Alfa International Corp. 2001 Stock Option Plan" (the "Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant. Exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

In September 2001, in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan, Giscombe and Kuczynski to purchase a total of 1,000,000 shares of the Company's Common Stock. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

In September 2001, in connection with his contract, the Company granted a total of 50,000 non-qualified stock options to its National Sales Manager. The options expired unexercised during 2002, concurrently with the termination of his contract.

As of December 31, 2003, there were no incentive stock options outstanding under the Plan, and there were 600,000 non-qualified options issued and outstanding as follows:

Name                  No. of options  Option Price      Date of
                                                        Grant

Frank J. Drohan          300,000         $0.25          9/l/2001
Charles P. Kuczynski     150,000         $0.25          9/l/2001
Kye V. Giscombe          150,000         $0.25          9/l/2001

Item 11.     Security Ownership and Certain Beneficial Owners and
Management.

The following table sets forth, as of December 31, 2003, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                              Beneficial           Percent
Name and Address              Ownership (5)

Frank J. Drohan (1)(3)        1,529,186             14.0%

Charles P. Kuczynski (l)(4)     242,163              2.2%

Kye V. Giscombe(1)(4)           420,000              3.8%

Salvatore S. Bucchere (1)             0               .0%

Kevin O. Green (1)               56,000              0.1%

Robert F. Peacock (2)         3,050,000             27.9%

All officers and Directors    2,247,349             20.5%
As a Group of 3 Persons
----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Alfa. Messrs. Drohan & Kuczynski are officers of Alfa.

(2)  The address for Mr. Peacock is c/o the Company.

(3) Does not include Mr. Drohan's 300,000 currently exercisable stock options granted under his employment Agreement. All such options are exercisable at $0.25 per share.

(4) Does not include Mr. Kuczynski's or Mr. Giscombe's currently exercisable 150,000 stock options granted to each individual under their respective employment agreements. All such options are exercisable at $0.25 per share.

(5) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

Item 12.     Certain Relationships and Related Transactions

Journey of Light, Inc.
----------------------

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 20% of the common stock of JOL, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

     On April 30, 2003, Journey of Light (Jersey), Ltd. ("JOL-Jersey"), a corporation organized in the Channel Islands under that Company's (Jersey) Law 1991, signed a real estate development contract ("the Contract") with the Government of Qatar. On October 17, 2003, JOL-Jersey assigned all of its rights and obligations under the Contract to JOL. On November 1, 2003 JOL, JOL-Jersey and Alfa entered into an agreement (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements between Alfa and JOL-Jersey. Under the terms of the Alfa-JOL
Agreement: (i) JOL assumed JOL-Jersey's obligation to Alfa that JOL-Jersey had incurred prior to November 1, 2003; (ii) Alfa was issued 100,000 shares of JOL in exchange for payment by Alfa of ten dollars ($10); and (iii) Alfa was granted an option to acquire JOL. The Alfa-JOL Agreement is attached hereto as an exhibit (See: "Exhibits").

JOL has financed its operations to date principally by means of cash advances from Alfa. Pursuant to the Alfa-JOL Agreement, Alfa was issued 100,000 shares of JOL's Common Stock at a par value of $.0001 per share and granted the option to acquire JOL in an exchange-of-shares transaction that would result in JOL's shareholders owning at least ninety percent (90%) of the surviving publicly-held company, which would result in a loss of control by Alfa's present shareholders. Alfa may exercise its option to acquire JOL at any time up to and including the date which is ninety days after the date that JOL signs the Final

Contract with the State of Qatar and Alfa may, in its sole discretion, spin off any subsidiary(ies)it has prior to consummating any merger with JOL.

JOL has substantially completed a Feasibility Study concerning the project and anticipates delivering it to the Qatari Government by May 10, 2004. The Contract specifies that the Government of Qatar will reimburse JOL up to a maximum of one million dollars ($1,000,000) for its costs incurred in completing the feasibility study for the project. JOL and the Government of Qatar, after approval of the Feasibilty Study which the Goverment of Qatar may not unreasonably withhold, will sign a Final Contract within sixty (60) days of approval by the Qatari Government of the Feasibility Study. Under the terms of the Final Contract, if executed, JOL expects to be granted a 99-year full-concession lease on approximately 200 acres of prime waterfront real estate in the capital city of Doha, Qatar.

At December 31, 2003, the Company had recorded $397,179 in loans to JOL, which liability JOL intends to pay out of the proceeds of its Offering, which commenced in January 2004, once JOL sold more than the minimum subscription requirement of One Million Dollars ($1,000,000). JOL achieved its minimum subscription requirement in March 2004. At April 13, 2004, JOL had repaid approximately $304,000 of this amount. Alfa holds an option to acquire JOL.

Item 13.      Exhibits and Reports on Form 8-K

(a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                   Page
Numbers      Description                                  Number


99.1         Sarbanes-Oxley certification

99.2         Sarbanes-Oxley certification


 (b)     Reports on Form 8-K

                   None

Item 14.      Controls and Procedures

Within the 90 days prior to the date of the filing of this Form 10-KSB, the Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities
Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive & Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Secretary and Director

     By:     /s/ Kye V. Giscombe
             KYE V. GISCOMBE,
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O. Green
             KEVIN O. GREEN,
             Director


Dated: April 14, 2004

(40)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal

Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.

Name                        Title                      Date
----                        -----                      ----

                        Chairman of the Board,
s/ Frank J. Drohan      President and Chief        April 14, 2004
FRANK J. DROHAN         Executive & Financial
                        Officer

                         (41)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Alfa International Corp.


We have audited the accompanying consolidated balance sheets of Alfa International Corp. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International Corp. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's financial position at December 31, 2003 and results of operations and cash flows to December 31, 2003 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             WISS & COMPANY, LLP


Livingston, New Jersey
March 6, 2004, except for Note 3 for which the date is April 13, 2004
                                    F-1

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2003               2002
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 191,665         $ 144,972
  Accounts receivable                                 1,212
  Inventories, net of reserves:
   Work-in-process                                       -              2,150
   Finished goods                                    83,229                -
  Advances to affiliate                             397,179
  Prepaid expenses & other current assets            12,836            27,552
                                                   --------          --------
       Total Current Assets                         686,121           174,674
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      86,005            49,445
  General plant                                      17,799             8,843
  Furniture and fixtures                             13,320             5,007
  Leasehold improvements                                866                -
                                                   --------          --------
                                                    117,990            63,295
  Less: Accumulated depreciation and amortization    75,980            57,384
                                                   --------          --------
                                                     42,010             5,911
                                                   --------          --------
OTHER ASSETS:
  Other assets                                       22,164                -
  Note receivable                                        -             19,293
  Advances to Affiliate                                  -             59,113
                                                     22,164            78,406
                                                   --------          --------
                                                  $ 750,295         $ 258,991
                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   22,967         $  16,888
  Accrued officer payroll                            29,714            25,000
  Accrued expenses and other current liabilities    109,974            11,456
  Accrued compensation                                   -             59,113
  Dividends payable                                      -             17,015
                                                   --------          --------
        Total Current Liabilities                   162,655           129,472
                                                   --------          --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock:
  Authorized - 925,000 shares
  Issued and outstanding - none                           -                 -
  Series B preferred stock; $.01 par value
  Authorized - 100,000 shares; issued and outstanding:
   95,375 shares at December 31, 2003
   38,625 shares at December 31, 2002                   954               386
  Common stock - $.01 par value: authorized
   15,000,000 shares; issued and outstanding:
   10,947,728 in 2003 and
   10,488,688 shares in 2002                        109,477           104,887
Capital in excess of par value                    7,921,601         6,634,500
Retained earnings (deficit)                      (7,444,392)       (6,610,254)
                                                  ---------         ---------
        Total Stockholders' Equity                  587,640           129,519
                                                  ---------         ---------
                                                 $  750,295        $  258,991
                                                 ==========        ==========

See accountant's report and accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2003             2002
                                                      ----------- -----------
REVENUES:
  Net sales                                       $    17,514      $    52,835
  Royalty income                                           -               852
                                                   ----------       ----------
                                                       17,514           53,687
                                                   ----------       ----------

COSTS AND EXPENSES:
  Cost of sales                                        17,029           74,607
  Selling, general and administrative                 706,296          778,275
  Interest income                                      (1,376)          (6,478)
  Gain on sale of equipment                                -            (5,250)
  Other                                                 2,366            2,044
                                                   ----------      -----------
                                                      724,315          843,198
                                                   ----------      -----------
NET LOSS                                             (706,801)        (789,511)
PREFERRED STOCK DIVIDENDS                             127,337           17,015
                                                   ----------      -----------
LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (834,138)      $ (806,526)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (.08)     $      (.08)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      10,777,126       10,488,688
                                                   ==========       ===========

See accountant's report and accompanying notes to consolidated financial statements.

                                            F-3

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     (Deficit)
                                 ---------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001    10,038,688 $100,387   -      -     $5,879,923 $(5,803,728)

Issuance of common stock for
     consulting services           200,000    2,000   -      -          8,000        -
Issuance of preferred stock for
     cash, less related costs
     of approximately $760,000,
     including issuance of 250,000
     shares of Common Stock        250,000    2,500 38,625   386      746,577        -
Preferred stock dividends              -        -     -      -             -      (17,015)

Purchase of common stock for
 treasury in satisfaction of
 note receivable                  (300,000)  (3,000)                 (41,294)
Re-issuance of Treasury Stock
 For services rendered             300,000   3,000                   41,294

Net loss                               -        -                         -      (789,511)
                                 --------- -------- ------  ----   ----------   ----------
YEAR ENDED DECEMBER 31, 2002    10,488,688 $104,887 38,625  $386   $6,634,500 $(6,610,254)

Issuance of common stock for
     consulting services           314,688    3,147                    12,586
Issuance of preferred stock for
     cash, less related costs
     of approximately $1,138,000                    56,750   568    1,131,606
Issuance of preferred stock
     dividends in common stock     144,352    1,443                   142,909

Preferred stock dividends              -        -     -      -             -     (127,337)

Net loss                        __________  _______ ______   ___     ________    (706,801)
                                                                                 ---------

YEAR ENDED DECEMBER 31, 2003    10,947,728 $109,477 95,375  $954   $7,921,601 $(7,444,392)
                                ==========  ======= ======   ===    =========   =========

See accountant's report and accompanying notes to consolidated financial statements.

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2003          2002
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (706,801)   $ (789,511)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                              18,596         7,076
    Gain on sale of property                                       -         (5,250)
    Inventory reserve                                          (29,150)      29,003
    Consulting services for common stock                        15,733       54,294
  Changes in operating assets and liabilities:
    Accounts receivable                                         (1,212)        (266)
    Inventories                                                 (51,929)     44,000
    Prepaid promotional costs                                      -           (775)
    Prepaid expenses and advances                               14,716       (5,874)
    Other current assets                                             -          789
    Other assets                                               (22,154)       6,807
    Accounts payable                                             6,079       32,642
    Accrued expenses                                           103,232            -
    Accrued compensation                                       (59,113)      59,113
                                                            ----------    ----------
       Net cash flows used by operating activities           (712,003)     (567,952)
                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                                   -          5,250
  Note receivable                                              19,293         3,038
  Acquisition of fixed assets                                 (54,695)           -
  Investment in Affiliate                                         (10)           -
  Advances to Affiliate                                      (338,066)       (59,113)
                                                           ----------    -----------
         Net cash flows used by investing activities         (373,478)      (50,825)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                 1,132,174       749,463
Payments on note payable                                            -       (14,200)
                                                           ----------    ----------
         Net cash flows from financing activities           1,132,174       735,263
                                                           ----------    ----------

NET CHANGE IN CASH                                             46,693        116,486

CASH BEGINNING OF YEAR                                        144,972         28,486
                                                             ----------    ----------
CASH END OF YEAR                                           $  191,665      $ 144,972
                                                           ===========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)                            $     (398)       $   1,858
                                                           ==========      ==========
  Interest paid                                            $       -       $      372
                                                           ==========      ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Preferred stock dividend                                (127,337)        (17,015)

     Issuance of preferred stock dividends
       in common stock                                     $  144,352              -
                                                           ==========      ==========

See accountant's report and accompanying notes to consolidated financial statements.


             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Alfa International Corp. ("Alfa") and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Alfa is a holding company which operates through its Contact Sports and Ty-Breakers subsidiaries. Contact Sports designs, manufactures and distributes athletic apparel. Ty-Breakers is a manufacturer and distributor of Tyvek apparel products which are for sale primarily in the United States. All of Ty-Breakers' Tyvek is purchased from one unrelated supplier, who is the sole producer of Tyvek.

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

     Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Management believes that the reserves of $108,179 and $137,329 at December 31, 2003 and 2002, respectively, are adequate.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using a straight-line method over estimated lives of 5 years.

     Income Taxes - The Company is subject to income taxes at both the Federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation.

     Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company will establish a provision for income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for that period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $205,000 in 2003 and $260,000 in 2002 were expensed as incurred.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - STOCK-BASED COMPENSATION:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value-recognition provisions of SFAS No. 123 for the fiscal year periods ended December 31, 2003 and 2002, respectively:

                                       12 Mos. Ended December 31,
                                         2003          2002
                                      ----------    ----------
Net loss as reported                  $(706,801)    $(789,511)

Deduct:
Total stock-based Employee
Compensation determined under
fair value method for stock
options, net of tax                    ( 29,987)     ( 22,809)

Pro forma loss applicable to
  common stockholders                 $(736,788)    $(812,320)

Basic loss per share, as reported     $(    .07)    $(    .08)

Basic loss per share, pro forma       $(    .07)    $(    .08)

Diluted loss per share, as reported   $(    .07)    $(    .08)

Diluted loss per share, pro forma     $(    .07)    $(    .08)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of publicly-traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

     Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

Recent Accounting Pronouncement - In January of 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities", An Interpretation of ARB No. 51." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

Recent Accounting Pronouncement - SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No.
148), which amends SFAS No.123, was issued in December 2002. The new standard provides alternative methods for transition for a

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

voluntary change from the intrinsic method of accounting to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition, guidance and annual disclosure provisions were effective for 2002. The new interim disclosure provisions were effective beginning in the first quarter of 2003. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations, procure additional financing and realize the repayment of $397,179 in loans made to an affiliated party. As of April 13, 2004, approximately $304,000 of such loans had been repaid to the Company. The Company anticipates that the balance of such loans will be repaid by December 31, 2004, however, there can be no assurance that such loan repayment will in fact be made.

     In an effort to attain profitable operations, the Company will attempt to increase sales by concentrating its efforts on the marketing of its new Contact Sports athletic apparel product line. Should the Company be unsuccessful in its attempts to increase sales in its Contact Sports subsidiary, obtain additional funding or receive loan repayments from an affiliated party, the Company may not be able to continue operations.


NOTE 3 - JOURNEY OF LIGHT, INC.:

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 20% of the common stock of JOL, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

On August 2, 2002, Alfa and Journey of Light (Jersey), Ltd., a corporation organized under the laws of Jersey in the Channel Islands ("JOL-Jersey"), entered into a contract (which was subsequently amended on March 4, 2003) whereby Alfa was granted two separate options with respect to JOL-Jersey. One option gave Alfa the right to acquire up to 500,000 shares of JOL-Jersey stock at a price of one dollar ($1.00) per share and the other

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

option gave Alfa the right to acquire JOL-Jersey. On October 17, 2003, JOL-Jersey and Journey of Light, Inc, a Delaware corporation ("JOL") entered into an agreement whereby JOL-Jersey assigned all of its rights and obligations under the Qatar Contract to JOL (See discussion of the Qatar Contract in next paragraph.). On November 1, 2003 Alfa, JOL and JOL-Jersey entered into a letter agreement (the "Alfa-JOL Agreement"), which agreement superseded and replaced all prior agreements between Alfa and JOL-Jersey. Under the terms of the Alfa-JOL Agreement, Alfa acquired: (a) 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of Ten dollars ($10); and (b) the option (the "Merger Option") to acquire JOL. In addition, JOL is obligated to repay Alfa, without interest, any and all short-term loans (in excess of such $10 purchase price) that have been or will be made by Alfa to either JOL-Jersey or JOL. As of December 31, 2003, such loans totaled $397,179. JOL conducted a private placement of its common stock, which commenced January 27, 2004 and intends to repay the loans from the proceeds of such private placement. As of April 13, 2004, JOL has repaid to Alfa approximately $304,000 of such loans.

On April 30, 2003, JOL-Jersey and the Government of Qatar executed a contract (the "Qatar Contract") which contemplates (i) JOL's completion of a feasibility study for the Qatar Project by May 10, 2004, (ii) the Government of Qatar approving or rejecting such feasibility study, and (iii) JOL and the Government of Qatar subsequently entering into the definitive agreement (the "Final Contract") for the development of a 200-acre parcel of land in Doha, Qatar. The Qatar Contract specifically contemplates that, subject to the approval of the feasibility study for the Qatar Project by Qatar, the Final Contract would be signed sometime between June 1, 2004 and September 1, 2004 (the "Final Contract Date"). JOL's management believes that, if and when the feasibility study is approved, the actual construction of the Qatar Project will require several hundred million dollars of construction financing (the "Construction Financing"). There can be no assurance that the feasibility study will be approved by the Government of Qatar, and, should the Government approve the feasibility study, there

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

can be no assurance that the substantial required construction financing will be obtainable. The Qatar Project would be owned and operated by JOL.

The Merger Option specifies that Alfa, in its sole discretion, shall have the absolute right to acquire and/or merge with JOL (the "Merger"). The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or a subsidiary of Alfa. JOL and Alfa agreed that, in the event that Alfa exercises the Merger Option, Alfa may (or may not), prior to consummating the Merger - and in Alfa's sole discretion, sell, spin off, or otherwise dispose of any operating subsidiary(ies) which Alfa may then have. Alfa must give notice to JOL of its intention to exercise the Merger Option no later than the date which is ninety
(90) U.S. business days after the Final Contract Date. Alfa, therefore, may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed, and possibly until it is further assured that the Construction Financing is in place. If unexercised, the Merger Option will expire on the ninety-first
(91st) U. S. business day after the Final Contract Date. Alfa and JOL agreed that in the Merger (should it occur), the JOL shareholders would exchange all of their shares of JOL Common Stock for shares of Alfa's Common Stock, such that immediately after the Merger, the former JOL shareholders would own at least ninety percent (90%) percent of Alfa's then outstanding Common Stock. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.

NOTE 4 - CONSULTING AGREEMENT AND NOTE RECEIVABLE:

     On February 27, 2002 the Company entered into a three-year consulting agreement ("Agreement") beginning March 1, 2002, whereby the consultant will provide advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising equity capital. The Company will pay 10% of the royalties it earns under such license agreements, if any, arranged by the consultant and will pay a fee to the consultant for any acquisition completed by Alfa for which the

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

consultant made an introduction. Contingent upon and in proportion to the completion of a $3,000,000 private placement of its stock (now extended to $4,000,000), Alfa will issue 200,000 shares of its unregistered and restricted common stock, valued at approximately $8,000 to the consultant and also pay a fee of up to $1,489,000 to the consultant, giving consideration to Alfa's cash flow from operations. The Company anticipates a final negotiation with the consultant's resulting in a reduced fee. The Agreement is terminable by either party by giving 30-days notice in writing.

     The Consulting Agreement is with an entity whose principals are also the principals of a company with whom Alfa had a note receivable (the "Note"). The principal balance of the Note was $19,293 at December 31, 2002. The Consulting Agreement did not modify the terms of the Note or the entity's obligations under the Note. The Note was due on January 15, 2002, bearing interest at a rate of 9% per annum. The Consulting Agreement provided that, should the Company complete the private placement referred to above, Alfa could deduct the Note balance plus accrued interest from any compensation due under the Agreement. In October 2003, the Note was paid off in full.

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B Preferred Stock, par value $0.01, at a price of $40 per share. Dividends on the Series B Preferred Stock accrue at a rate of 5.0% per annum and are payable upon the "Conversion Date" or "Redemption Date", whichever is sooner. The Company may, in its discretion, elect to pay such accrued dividends at an earlier date. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends shall, at the Company's option, be paid in cash or in shares of common stock valued at $1.00 per share. During the third quarter of 2003, the Board of Directors authorized the issuance of up to 25,000 additional shares of Series B Preferred Stock, concurrently with the extension of the Private Placement to $4 million. At December 31,

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2002, the Company had recorded $17,015 in dividends payable on its Series B Preferred Stock. During 2003, the Company accrued additional dividends amounting to $127,337, and the total $144,352 in preferred dividends accrued as of December 31, 2003 was paid as of December 31, 2003 in the form of the Company's common stock based upon a value of $1.00 per share.

     As of December 31, 2003, the Company sold 190.75 units for $20,000 per unit, representing 95,375 shares of its Series B Preferred Stock and 3,815,000 warrants. Net proceeds from the sales totaled $1,132,174 during fiscal 2003 and $1,881,637 since inception.

     At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share. The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the fiscal years ended December 31, 2003 and December 31, 2002, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of those years.

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2003 was $28,751. The Company also rents warehouse space in Jersey City, New Jersey on a month-to-month basis. Rent expense for 2003 and 2002 was $12,600 and $15,558, respectively.

The minimum annual lease payments are as follows:

2004                  $  51,800
2005                  $  51,800
2006                  $  51,800
2007                  $  51,800
2008 and beyond       $ 292,500

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Employment Agreements

Alfa is obligated to pay its Chief Executive Officer and President an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes.

Contact Sports is obligated through December 31, 2006 to pay its President an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes.

Alfa was obligated through December 31, 2009 to pay its Vice-President an annual base salary of $55,000, plus an additional amount based on a combination of net sales and earnings before taxes. In September 2003, the Company increased the base salary for its Vice President to $75,000.

Each of the above agreements was terminable by the Company as of December 31, 2003, provided that net sales for 2003 was not at least $1,000,000. Prior to December 31, 2003, the Company elected to not invoke this provision of the respective agreements.

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

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of .25 per share, vest ratably over five years and expire ten years after the grant date. None of these options were exercisable at December 31, 2003.

    During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's common stock, exercisable at $.10 per share through November 5, 2007. As of December 31, 2003, the creditor had not purchased any shares by exercising that option.

A summary of stock option and warrant activity is as follows:

                                  2003              2002
                         --------------------    ----------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                         Shares     Price        Shares  Price

Outstanding on Jan. 1,   2,670,000   0.53     1,975,000   0.51

Granted                    200,000   0.25     1,545,000   0.75

Exercised                       -      -            -       -

Forfeited/Expired               -      -       (850,000) (0.87)
                         ---------   ----     ----------  -----
Outstanding on Dec. 31,  2,870,000   0.51     2,670,000   0.53
                         ========    ====     =========   =====

Exercisable on Dec. 31,  2,170,000   0.59     1,970,000   0.63
                         =========   ====     =========   =====

As of December 31, 2003, the prices of options and warrants outstanding and exercisable ranged from $0.10 to 0.75. The weighted-average remaining lives approximated 2.3 years and 2.1 years for outstanding and exercisable, respectively.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  - INCOME TAXES:

     Deferred tax asset is comprised of the following:

                                         December 31,
                                    ----------------------
                                       2003        2002
                                    ----------  ----------
Federal net operating loss
  carry-forwards                     $3,095,000  $2,259,000
State net operating loss
  carry-forwards, net of
  federal tax benefit                  470,000     428,000
Other reserves                            -        168,000
                                    ----------  ----------
                                     3,565,000   2,855,000
Less: Valuation allowance            3,565,000   2,855,000
                                    ----------  ----------
                                    $     -     $     -
                                    ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2003 and 2002.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2003.

     At December 31, 2003, the Company had Federal net operating loss carry-forwards of approximately $7,800,000 which expire beginning in 2004. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry-forwards.

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10 - SUBSEQUENT EVENT:

In February 2004, Contact Sports ("Contact") hired a Vice President of Sales. Contact and this individual have entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 (the "Interim Agreement"). Under the provisions of the Interim Agreement, the Company may elect, at its sole option during or at the expiration of its term, to employ the individual for a longer period. Should the individual agree to accept employment beyond June 30, 2004, Contact and the individual will execute another agreement (the "2004 Employment Agreement"). Under the terms of the Interim Agreement, Alfa is obligated to pay this individual an annualized base salary. In addition, the interim employment agreement provides for a performance bonus.

If the Parties execute the 2004 Employment Agreement, the individual will be granted an option to purchase up to 10,000 shares of Alfa's $.01 par value common stock per year for each year that the 2004 Employment Agreement remains in effect, to a maximum of five years, at an exercise price of $.40 per share. During the term of the Interim Employment Agreement and the 2004 Employment Agreement, if executed, the Company will also provide the individual with customary fringe benefits.

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this annual report for the period ended
December 31, 2003 on Form 10-KSB of Alfa International Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2004

/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.




CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alfa International
Corp. on Form 10-KSB for the period ending December 31, 2003
(the "Report"), as filed with the Securities and Exchange
Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Corp.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

April 13, 2004

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.