Form 10QSB
period 2004-03-31
ALFA INTERNATIONAL CORP
filed 2004-05-24
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2004
                                ------------------

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

As of May 17, 2004, the registrant had outstanding 10,947,728 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2004 AND DECEMBER 31, 2003

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

       THREE MONTHS ENDED MARCH 31, 2004

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         SIGNATURES

Forward-Looking Statements

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


































                            (2)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                     March 31,        December 31,
                                        2004              2003
        ASSETS                        ---------       -----------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash and equivalents                  $ 137,828        $ 191,665
Accounts Receivable                       4,190            1,212
Inventory                                79,965           83,229
Advances to affiliate                   209,024          397,179
Other current assets                     91,017           22,836
                                       --------         --------
        Total Current Assets            522,024          696,121
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment           102,160           86,005
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           13,320
  Leasehold Improvements                    866              866
                                       --------         --------
                                        136,776          117,990
  Less:  Accumulated depreciation       (81,615)         (75,980)
                                       --------         --------
                                         55,161           42,010
                                       --------         --------
OTHER ASSETS:
Other assets                             12,164           12,164
                                       --------          --------
                                         12,164           12,164
                                       --------         --------
Total Assets                          $ 589,349        $ 750,295
                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  18,079         $ 22,967
Accrued officer payroll                  29,714           29,714
Accrued expenses and other
  current liabilities                   84,158          109,974
                                       ---------        --------
        Total Current Liabilities       131,951          162,655
                                       ---------        --------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 925,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-125,000 shares
Issued and outstanding:
103,913 shares at March 31, 2004
 95,375 shares at December 31, 2003      1,039              954
Common stock - $ .01 par value
 Authorized - 15,000,000 shares
 Issued and outstanding;
  10,947,728 shares at
    March 31, 2004
  10,947,728 shares at
    December 31, 2003
                                       109,477           109,477
Capital in excess of par value        8,091,141         7,921,601
Retained earnings (deficit)          (7,744,259)       (7,444,392)
                                     ----------        ----------
Total Stockholders' Equity           457,398          587,640
                                  ----------        ---------
  Total Liabilities & Equity        $  589,349        $  750,295
                                      ---------       ----------

See accompanying notes to consolidated financial statements.

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED
                                         March 31,
                                      ----------------------
                                          2004          2003
                                          ----          ----
REVENUES:
Net sales                             $   16,595    $    2,313
Royalty Income                               -             -
                                      ---------     ---------
                                          16,595         2,313
                                      ---------     ---------
COSTS AND EXPENSES:
Cost of sales                             13,322            85
Selling, general and administrative      285,240       156,247
Interest Income                             ( 41)         (405)
Miscellaneous (income) expense            17,941
                                      ---------     ---------
                                         316,462       155,927
                                      ---------     ---------

NET LOSS                              $ (299,867)   $ (153,614)
                                      ---------     ---------

PREFERRED STOCK DIVIDENDS             $      -      $   22,858
                                     ----------    ----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                   $ (299,867)   $ (176,472)
                                       ---------    ----------

BASIC & DILUTED LOSS PER
  COMMON SHARE                       $     (.03)   $     (.02)
                                         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  10,947,728    10,698,461

See accompanying notes to consolidated financial statements.


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------
Balances At
December 31,
2003               10,947,728  $ 109,477   95,375  $  954    $ 7,921,601    $(7,444,392)

Issuance of
preferred stock
for cash,net of
expenses                   -                8,538  $   85        169,540

Net loss                   -          -        -       -          -            (299,867)
                   ----------    -------- ------- -------    -----------     -----------
Balances At
March 31, 2004     10,947,728  $ 109,477  103,913  $1,039    $ 8,091,141    $(7,744,259)
                   ----------  ---------  -------  ------    -----------     -----------

See accompanying notes to consolidated financial statements.

                                                     (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Three Months Ended
                                                            March 31,
                                                        ----------------
                                                       2004          2003
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (299,867)   $ (153,614)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        5,635           600
   Inventory reserve                                  (94,473)         (471)
   Stock issued for consulting fees                        -         15,733
   Changes in operating assets and liabilities:
    Accounts receivable                                (2,978)          102
    Inventories                                        97,737       (22,200)
    Prepaid expenses and other current assets         (68,181)      (40,205)
    Accounts payable                                   (4,888)       37,812
    Other assets                                           -        (12,154)
    Accrued expenses and other current liabilities    (25,816)        7,654
                                                    ---------     ---------
      Net cash flows from operating activities       (392,831)     (166,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (18,786)       (6,524)
  Note Receivable                                          -          4,479
  Repayment from (Advance to) affiliate - net         188,155       (44,456)
                                                     ---------     ---------
      Net cash flows from investing activities        169,369       (46,501)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock           169,625       322,500
                                                    ---------     ---------
      Net cash flows from financing activities        169,625       322,500

NET CHANGE IN CASH AND EQUIVALENTS                    (53,837)      109,256
                                                      ---------    --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             191,665       144,972
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 137,828    $  254,228
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $     200            -
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                                   -         22,858
                                                    ---------     ---------



See accompanying notes to consolidated financial statements.



                                             (6)

            ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Alfa International Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented are not necessarily indicative of operating results for the respective full years. The Company presently has two wholly-owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements presented.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

     Financial Instruments - Financial instruments include cash, accountsreceivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Management believes that the reserves of $13,706 and $108,179 at March 31, 2004 and December 31, 2003, respectively, are adequate. The reduction of $94,473 in inventory reserves in the first quarter of 2004 relates to the write-off of obsolete inventory, for which a full 100% reserve had been established in prior fiscal periods.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using a straight-line method over estimated lives of 5 years.

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $71,624 and $96,499 for the three months ended March 31, 2004 and March 31, 2003, respectively, were expensed as incurred.


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

Alfa adopted the disclosure provisions for the year ended
December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three-month periods ended March 31, 2004 and 2003 (unaudited):

                                              3 Mos. Ended
                                        ----------------------
                                           2004        2003
                                        ----------  ----------


Net loss applicable to common
 stockholders, as reported              $(299,867)  $(176,472)
Deduct:
Total stock-based Employee
Compensation Determined under
Fair value method for stock
options, net of tax                             -           -
                                        ----------   ---------
Pro forma loss applicable
   To common stockholders               $(299,867)  $(176,472)
                                        ==========  =========

Basic loss per share, as reported       $  (0.03)   $   (0.02)
                                        =========     ========

Basic loss per share, pro forma         $  (0.03)   $   (0.02)
                                        =========     ========

Diluted loss per share, as reported     $  (0.03)   $   (0.02)
                                        =========     ========

Diluted loss per share, pro forma       $  (0.03)   $   (0.02)
                                        =========     ========

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


NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations, procure additional financing and realize the repayment of $209,024 representing the unpaid balance at March 31, 2004 of loans made to an affiliated party. As of May 18, 2004, the unpaid balance of such loans to the affiliate was $134,088. The Company anticipates that the balance of such loans will be repaid by December 31, 2004. However, there can be no assurance that such loan repayment will in fact be made.


NOTE 3 - JOURNEY OF LIGHT, INC.

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. Mr. Frank J. Drohan, JOL's President, Chief Executive Officer and one of JOL's founding shareholders, is also Chairman and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

Under the terms of the Alfa-JOL Agreement dated November 1, 2003, Alfa acquired: (a) 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of Ten dollars ($10); and (b) the option (the "Merger Option") to acquire JOL. JOL is further obligated under the provisions of the Alfa-JOL Agreement to repay Alfa, without interest, any and all short-term loans (in excess of such $10 purchase price) that have been or will be made by Alfa.

JOL and the Government of Qatar are parties to a contract (the "Qatar Contract") which contemplates: (i)JOL's completion of a feasibility study for the Qatar Project, (ii) the Government of Qatar's approving or rejecting such feasibility study, and (iii) JOL and the Government of Qatar's subsequently entering into the definitive agreement (the "Final Contract") for the development of a parcel of land in Doha, Qatar. The Qatar Contract contemplates that, subject to the approval of the feasibility study, the Final Contract would be signed sometime between July 1, 2004 and October 1, 2004 (the "Final Contract Date").

Alfa must give notice to JOL of its intention to exercise the Merger Option no later than ninety (90) U.S. business days after the Final Contract Date. The Merger Option specifies that Alfa, in its sole discretion, shall have the absolute right to acquire and/or merge with JOL (the "Merger"). The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or through JOL's becoming a subsidiary of Alfa. JOL and Alfa agreed that, in the event that Alfa exercises the Merger Option, Alfa may (or may not), prior to consummating the Merger and in Alfa's sole discretion, sell, spin off or otherwise dispose of any operating subsidiary(ies) which Alfa may then have. Alfa, therefore, may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed, and possibly until Alfa is further assured that the Construction Financing (See next paragraph) is in place. If unexercised, the Merger Option will expire on the ninety-first (91st) U. S. business day after the Final Contract Date. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.

JOL's management has determined that, if and when the feasibility study is approved, the actual construction of the Qatar Project, as presently conceived, will require approximately $400 million dollars of construction financing (the "Construction Financing"). There can be no assurance that the feasibility study will be approved by the Government of Qatar, and, even if the Government approves the feasibility study, there can be no assurance that the very substantial amount of required construction financing will be able to be obtained by JOL. As presently conceived, the Qatar Project would be operated by JOL and owned by JOL [including any other parties which may become JOL equity owners as a result of the arrangement of the Construction Financing].


NOTE 4 - CONSULTING AGREEMENT AND NOTE RECEIVABLE

On February 27, 2002 the Company entered into a three-year consulting agreement ("Consulting Agreement") beginning March 1, 2002, whereby the consultant provided advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. On April 30, 2004, the Company and the consultant entered into a Settlement and Termination Agreement (the"Settlement Agreement").Among other things, the Settlement Agreement (i) provided for the termination of the Consulting Agreement, (ii)relieved Alfa from any obligation it had under the Consulting Agreement to issue any shares of Common Stock to the Consultant, (iii)provided for the indemnification of the Company by the consultant with respect to any third party claims arising out of the Consulting Agreement,
(iv) settled a dispute regarding the Company's offsetting 300,000 shares of Common Stock held as collateral to pay part of a note owed to the Company by a predecessor company to the consultant,
(v)settled the payment of the Note,(vi) provided for the retention by the consultant of the $1,496,871 in fees paid it during the term of the Agreement, and (vii)settled outstanding amounts owed to the Company by the consultant. Pursuant to the Settlement Agreement, the Company issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.13 per share or a total of $65,000. The warrant is valid for two years from the date of issue.

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

During the first quarter of 2004, the Board of Directors authorized the issuance of an additional 25,000 shares of Series B Preferred Stock making the total authorized Preferred Stock as of the date hereof equal to 125,000 shares. The Company is conducting a Private Placement of its securities ("Units").On August 1, 2003,in connection with its ongoing Private Placement, the Company amended its existing agreement (the "Broker-Dealer Agreement") with a registered broker dealer to increase the Private Placement from 150 Units to 200 Units. In 2004 the Broker-Dealer Agreement expired. In the first quarter of 2004 the Company increased the Private Placement to a total of 250 Units and is presently negotiating with another broker dealer to assist the Company with the ongoing Private Placement.

During the three months ended March 31, 2004, the Company sold 8,538 shares of its Series B Preferred Stock and 341,520 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $169,625 during the three months ended March 31, 2004.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended March 31, 2004, as the conversion would be anti-dilutive after adding back preferred stock dividends to net loss.

Note 6 - CONSULTING AGREEMENT

In January 2003, the Company entered into an agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and, as amended, requires remuneration of $5,000 per month over the two-year period and the issuance to such consultant of shares of Common Stock. In February 2003, the consultant was issued 314,688 shares of the Company's common stock and he will be issued an additional 50,000 shares of the Company's common stock.

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers").

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

     Revenue Recognition. Revenue is recognized when goods are shipped to customers from production facilities, the Company's warehouse or outside warehouses. Goods shipped to customers on a "consignment" or "guaranteed sale" basis are not booked as revenue until payment for sale of such goods to third parties is received by the Company.

     Inventory Reserves.   We previously established inventory
reserves to cover losses anticipated from inventory items becoming either non-saleable or saleable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. Such inventories, in the aggregate amount of $94,137, were written off at March 31, 2004, and an equivalent amount of inventory reserve was similarly written off. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill in orders on fast moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. We believe that our reserves are adequate.

Contact Sports
--------------

Contact is in the business of designing, manufacturing and marketing a unique line of fashion-forward athletic and urban apparel. Several collections of basketball athletic shorts and jerseys have been designed and manufactured, in addition to a collection of fashion-right quality T-Shirt designs and a fashionable urban assortment of sweatsuits, jackets and outerwear. The entire line is moderately priced with high perceived value for distribution to department and sport specialty stores on both the regional and national levels. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the development and expansion of Contact's business and brand.

The national launch of Contact's product line was accomplished at the four-day MAGIC show held in Las Vegas in the third quarter of 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. The Company presented its line of apparel to many retailers at the show. The Company recruited its current Vice-President of Sales at the show. This individual, with over twenty-five years of experience selling to the specialty and department store accounts that are Contact's target customers, was subsequently hired early in the first quarter of 2004 and is useing his influence and relationships to eliminate the corporate barriers at the national and multi-store regional chains that Contact has targeted as its potential customers.

Management believes that the national and regional chains will generate the greatest growth for the Company, and sales to such customers will facilitate selling the smaller independently-owned retail stores which are focused on buying brands with national appeal. Contact plans to hire qualified sales representatives with reputations for success in the athletic/urban markets to sell to these small independent stores.

In-house Contact personnel continue to call on retailers to solicit orders for Contact's products. Orders for Fall 2004 and for Holiday 2004 (i.e. third and fourth quarters of 2004) will be completed following Market Week in June. Some open-to-buys for Fall and Holiday will remain until retailers see final deliveries for back-to-school orders in July. As of the date of this report, over $50,000 of sales has been booked for delivery in the second half of 2004. Market Week in June is also the preview period for the larger chains to get a view of Contact's Spring 2005 line currently near completion. Unlike their smaller retail counterparts who tend to buy closer to need, the larger chains allocate buying dollars further out from actual deliveries.

The larger chain stores seldom take excessive inventory risks with emerging branded product due to a variety of internal and external economic factors and are generally not willing to create' or breed brands by providing retail selling space for national exposure in their stores. Notwithstanding the foregoing, Contact has brought the quality, value and excitement of its apparel line to the buyers of one particular national department store chain and one sport specialty chain where multiple high-level meetings have been held regarding Spring 2005 deliveries of Contact's product. Negotiations are ongoing but no assurances can be made that such negotiations will result in actual orders, nor can any assurances be given as to the size of any orders or test orders. Furthermore, while it is not presently anticipated that Contact will have undue reliance upon one or a few major customers, no assurance of this can be given at this time.

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

Additionally Contact has engaged the services of a "product placement" consultant to attempt to get Contact's products strategically placed in various TV shows, movies, sports events and musical performances. Contact has created and produced radio and television ads, print and billboard advertisements and a marketing and public relations campaign to create demand at the consumer level in the retail stores carrying Contact's products Advertising in several national magazines directed specifically at our target consumer have been booked in the first and second quarters of 2004. While these national print advertisements are designed to create demand at the consumer level and support product deliveries, they also demonstrate the evolution of the brand to retail buyers who are Contact's customers.

Additional advertising will be rolled out in third and fourth quarters of 2004 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and Nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign will feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

In 2003, Contact opened a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S. many of whom often visit New York for various "market weeks". Contact has made presentations at its showroom to several major retailers and several specific appointments have been booked for June 2004 for Market Week. Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, national print advertising, promotional events, as well as video presentations for major customers and a worldwide web presence, will supplement Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

The Contact Sports website at www.contactsports.net contains much of the film and audio shot for the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently presented. The same sample television, radio and print advertisements and other marketing materials were incorporated into a CD-Rom devised as an interactive sales tool for use by the Contact personnel to secure orders from retailers.

Contact also participated in The Super Show held in Orlando in January 2004 sponsored by the Sporting Goods Manufacturers Association. The Super Show is the leading sports performance and sports lifestyle apparel trade show in the U.S. with over 80,000 domestic and international buyers and 3,100 exhibitors attending. Contact made several key first-time presentations to large sport specialty chains at this show with the assistance of Jack A. Smith, former founder and CEO of The Sports Authority. Mr. Smith is currently under a two-year consulting agreement with Contact. More complete follow-up presentations were made at the home offices of two of these sport specialty chains following The Super Show. Contact plans to exhibit at the next Super Show in January 2005.

Contact designs its products in-house but has its apparel products manufactured by unaffiliated third parties in the United States and Asia.

Contact currently has one of its Asian suppliers making outerwear samples using generic, non-Contact labeling for presentation to the mid-tier mass market buyers. The Company is seeking to take advantage of its overseas manufacturing resources to sell private label product to retail stores, where, depending on the customer, such sales represent between 20% and 30% of all products sold. Contact views this opportunity as a possible secondary revenue stream that will not interfere with the Contact brand. Any private label product sold will then be manufactured in volume pursuant to specific purchase orders, and management does not plan to maintain significant inventories. Private label sales would be a growth vehicle that requires no marketing or brand building with sales driven at the store level by good quality and reasonable pricing.

Contact has entered into a one-year Agreement with a company specializing in factoring receivables. This Agreement commenced in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor.


Contact has contracted with a major national warehouse distribution company who will receive and store Contact's inventory from its overseas vendors, pick, pack and ship orders to Contact's customers and perform inventory reporting functions for Contact on such orders. Management is focusing on the sales and marketing of Contact's products.


Ty-Breakers
-----------
Ty-Breakers markets imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to corporate end-users (the "Custom Business"). Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained. These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations. Occasionally Ty-Breakers will custom manufacture Tyvek and/or Kensel apparel for fashion designers who re-sell such products through their own or others' retail outlets. Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com . These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

Tyvek is a registered trademark of the Du Pont Company. Kensel is the trade name used to identify the patented fabric material, which is the proprietary product of Ty-Breakers. Products made from either Tyvek or Kensel can be printed with the color and clarity of a photograph, but Kensel products have a more substantial "feel" than products made from Tyvek alone.

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. The inability or failure of Du Pont to deliver this material to Ty-Breakers would have a material, adverse effect upon the operations of Ty-Breakers. To date, Ty-Breakers has not had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs, nor does it anticipate a shortage in the near future. Ty-Breakers believes it maintains a good business relationship with Du Pont.

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

Alfa
----
Alfa has continued to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of, or merger with, Journey of Light, Inc., a Delaware corporation ("JOL").

Journey of Light, Inc.
----------------------

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's Chairman and Chief Executive Officer, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also Chairman and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

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

JOL has substantially completed a Feasibility Study concerning the project and anticipates delivering it to the Qatari

Government on or about June 2, 2004. The Contract specifies that, upon the Government's approval of such Feasibility Study, the Government of Qatar will reimburse JOL up to a maximum of one million dollars ($1,000,000) for its costs incurred in completing the Feasibility Study for the project. Thereafter, JOL and the Government of Qatar will sign a Final Contract within sixty (60) days of such approval of the Feasibility Study. Under the terms of the Final Contract, if executed, JOL expects to be granted a 99-year full-concession lease on approximately 200 acres of prime waterfront real estate in the capital city of Doha, Qatar.
JOL had financed its operations prior to January 2004 principally by means of cash advances from Alfa. Pursuant to the Alfa-JOL Agreement, Alfa was issued 100,000 shares of JOL's Common Stock at a par value of $.0001 per share and granted the option (the "Merger Option") to acquire JOL in an exchange-of-shares transaction. The Merger Option specifies that Alfa, in its sole discretion, shall have the absolute right to acquire and/or merge with JOL (the "Merger"). The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or through JOL's becoming a subsidiary of Alfa. JOL and Alfa agreed that, in the event that Alfa exercises the Merger Option, Alfa may, prior to consummating the Merger and in Alfa's sole discretion, sell, spin off or otherwise dispose of any operating subsidiary(ies) which Alfa may then have. Alfa, therefore, may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed. If unexercised, the Merger Option will expire on the ninety-first (91st) U. S. business day after the Final Contract Date. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.


At March 31, 2004, the Company had an unpaid receivable of $209,024 representing the remaining unpaid balance of loans to JOL, which liability JOL intends to pay by December 31, 2004.
Subsequent to March 31, 2004, JOL repaid an additional $75,000 of this amount.

If and when the feasibility study is approved, the actual construction of the Qatar Project will require approximately $400 million dollars of construction financing (the "Construction
Financing"). The Qatar Project would be owned and operated by JOL.

Alfa and JOL agreed that, prior to the Merger (should it occur),at Alfa's option, Alfa may spin off its Contact Sports subsidiary to the present Alfa shareholders and in the Merger therefore the JOL shareholders would exchange all of their shares of JOL Common Stock for shares of Alfa's Common Stock such that immediately after the Merger, the former JOL shareholders would own at least ninety (90) percent of Alfa's then-outstanding

Common Stock, and the present Alfa shareholders would own the remaining ten percent. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.

Alfa & Contact and Mr. Jack A. Smith, the founder and former chief executive of The Sports Authority - one of the nation's premier sports specialty retailers - entered into a two-year consulting agreement (the "Smith Agreement") effective January
1, 2003 under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services. Alfa paid Mr. Smith 314,688 restricted shares of common stock (and will issue him an additional 50,000 restricted shares of common stock )for his services and, as long as the Smith Agreement remains in effect, Contact is obligated to pay Mr. Smith $5,000 per month.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space is leased by Contact on a month to month basis from an unaffiliated third party at 111 Port Jersey Boulevard, Jersey City, NJ 07305.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2004 vs.
THREE MONTHS ENDED MARCH 31,2003

Revenue in the first quarter of 2004 was $16,595, an increase of $14,282 as compared to the same period in the previous year. Most of the revenue increase occurred in Ty-Breakers. The sales order backlog at Contact as of the date hereof is approximately $50,000. The cost of sales percentage for the first quarter of 2004, at 80%, was higher than what the Company believes it will incur once it starts filling customers' sales orders. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $285,240 during the first quarter of 2004, compared to $156,247 in the first quarter of 2003. This increase of $128,993 (83%) was primarily attributable to $144,725 higher expenses in Alfa and Contact from: (1) higher professional and legal fees; (2) increased salary and related fringe costs for the addition of a senior sales executive; (3) higher depreciation; (4) an increase in rent; and (5) a rise in travel and general administrative charges. This increase in operating expenditures was partially offset by an $18,056 decrease in Contact's SG&A costs, principally from lower sampling and promotional video expenses. Contact incurred higher expenditures for advertising, commissions and show expenses in the first quarter of 2004, which aggregate amount of $69,057 was fully offset by reductions in marketing and promotions expense and travel costs. Contact's marketing and promotional expenditures, including future expenses associated with the trade shows, are expected to continue to be quite substantial as the Company continues to market Contact's product line.

The Company experienced a net loss of $299,867 during the first quarter of 2004 as compared to a net loss of $153,614 during the same period in the previous fiscal year. This $146,253 (95%) increase in the Company's loss is attributable to the above-mentioned increases in operating costs. The Company is experiencing continued losses due to its insufficient level of sales.

The Company will need to further increase sales in order to attain profitability. Management continues to believe that Contact's marketing, promotional, advertising and trade show expenditures will depress earnings in the second and third quarters of 2004 but that a profitable level of sales may be attained before the end of fiscal year 2004 as a result of those marketing efforts. However, there can be no assurance that profitable operations will be attained during the fourth quarter of 2004.


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past three fiscal years. The Company's net losses were $706,801 and $789,511 in fiscal 2003 and 2002, respectively. The Company's net loss for the three months ended March 31, 2004 was $299,867

During the three months ended March 31, 2004, the Company had a negative cash flow of $53,837, the net result of: (1) $392,831 in funds used by operating activities; (2) $169,369 in funds provided by investing activities; and (3) $169,625 in funds provided from financing activities. During the three months ended March 31, 2003, the Company had a positive cash flow of $109,256. The unfavorable $163,093 swing in the Company's cash flow results from the first quarter of 2003 to the comparable period this year is essentially from $152,875 in lower proceeds from the sale of its preferred stock.

At March 31, 2004, the Company had working capital of $390,073, compared to working capital of $533,466 at December 31, 2003. The
$143,393 (27%) reduction in working capital was primarily attributable to the reduction in loans due from an affiliated party.

The $392,831 of funds used by operating activities in the first quarter of fiscal 2004 resulted from the net loss of $299,867, increases in advances and prepaid expenses and a reduction in accrued liabilities.

Funds provided by investing activities in the first quarter of fiscal 2004 were $169,369, the net effect of loan repayments from an affiliated party, partially offset by capital spending.

Funds totaling $169,625 were provided by financing activities during the first quarter of fiscal 2004, from net proceeds realized from the sale of preferred stock.

As a result of the foregoing, the Company's cash balance at March
31, 2004 was $137,828, a decrease of $53,837 from December 31,
2003.

The Company will rely principally upon the business of its Contact Sports subsidiary for revenue growth. A comprehensive marketing, advertising, public relations and promotional campaign is planned in 2004, concurrent with the delivery of Contact's products to various retail stores. The continuation of these marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan.

Management expects that the balance of its loan due from JOL will be paid in full during fiscal 2004. Without this loan repayment, as well as the receipt of additional funding, and without the Company's ability to substantially increase sales in its Contact Sports subsidiary, the launch and implementation of its marketing and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would significantly affect its ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations. As of March 31, 2004, the Company had sold 207.83 units for $20,000 per unit, representing 103,913 shares of its Series B Preferred Stock and 4,156,500 warrants. During the three months ended March 31, 2004, the Company sold an additional 8,538 shares of its Series B Preferred Stock and 341,520 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $169,625 during the three months ended March 31, 2004 and $2,051,262 since inception. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations, management believes that Contact is positioned to significantly increase its sales during fiscal 2004. However, the Company can give no assurance that it will attain this level of sales in this timetable, or when it will attain profitable operations.

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

ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3



  (b)      Report on Form 8-K
           ------------------

On May 20, 2004, the Registrant filed a Form 8-K Report notifying the Securities and Exchange Commission regarding a change in its independent accountants, and, in that filing, the Registrant also notified the Commission that it had engaged a new independent accounting firm. The Registrant's change in independent accountants was the result of its former independent accounting firm's having reached the decision, as a firm, to discontinue auditing publicly-held companies. For the two most recent fiscal years ended December 31, 2002 and December 31, 2003, and for all periods prior or subsequent to December 31, 2003, the Registrant had no disagreements with its former independent accountants regarding any matter of accounting principles or practices, financial disclosure or auditing scope or procedure.

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
March 31, 2004 on Form 10-QSB of Alfa International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2004

/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.





CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International
Corp. on Form 10-QSB for the period ending March 31, 2004
(the "Report"), as filed with the Securities and Exchange
Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Corp.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

May 21, 2004

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 21, 2004          ALFA INTERNATIONAL CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer