Form 10QSB/A
period 2004-03-31
ALFA INTERNATIONAL CORP
filed 2004-08-23
CIK 820600

                        FORM 10-QSB/A
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004
                            ------------------

Commission File Number: 0-17264
                        -------

                   ALFA International Corp.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)


       New Jersey                           22-2216835
---------------------------------      --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

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

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                   March 31,        December 31,
                                        2004              2003
        ASSETS                        ---------       ----------
                                     (Unaudited)        (Note 1)
CURRENT ASSETS:
Cash                                  $ 135,904        $ 191,665
Accounts Receivable                       4,190            1,212
Inventory                                79,965           83,229
Advances to affiliate                   210,572          397,179
Prepaid and other current assets         99,446           12,836
                                       --------         --------
        Total Current Assets            530,077          686,121
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment           102,160           86,005
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           13,320
  Leasehold Improvements                    866              866
                                       --------         --------
                                        136,776          117,990
  Less:  Accumulated depreciation       (81,615)        (75,980)
                                       --------         --------
                                         55,161           42,010
                                       --------         --------

OTHER ASSETS:
Deposits and investment                  12,164           22,164
                                       --------          -------
                                         12,164           22,164
                                       --------         --------
Total Assets                          $ 597,402        $ 750,295
                                       --------         --------



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  18,079         $ 22,967
Accrued officer payroll                  29,714           29,714
Accrued expenses and other
  current liabilities                    36,213          109,974
Dividends payable                        48,091                -
                                       ---------        --------
        Total Current Liabilities       132,097          162,655
                                       ---------        --------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 850,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-150,000 shares
Issued and outstanding:
103,913 shares at March 31, 2004
 95,375 shares at December 31, 2003      1,039              954
Common stock - $ .01 par value
 Authorized - 15,000,000 shares
 Issued and outstanding;
  10,947,728 shares at
    March 31, 2004
  10,947,728 shares at
    December 31, 2003
                                       109,477           109,477
Capital in excess of par value       8,139,086         7,921,601
Retained earnings (deficit)         (7,784,297)
(7,444,392)
                                     ----------        ---------
Total Stockholders' Equity             465,203           587,640
                                    ----------         ---------
  Total Liabilities & Equity        $  597,402        $  750,295
                                     ---------         ---------

See accompanying notes to consolidated financial statements.

                       ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       -----------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED
                                         March 31,
                                      ----------------------
                                          2004          2003
                                          ----          ----
REVENUES:
Net sales                             $   16,595    $    2,313
Royalty Income                               -             -
                                      ---------      ---------
                                          16,595        2,313
                                      ---------      ---------
COSTS AND EXPENSES:
Cost of sales                             13,322           85
Selling, general and administrative      291,969       156,247
Interest Income                             ( 41)         (405)
Miscellaneous (income) expense             3,159
                                       ---------     ---------
                                         308,409       155,927
                                       ---------     ---------
NET LOSS                              $ (291,814)   $ (153,614)
                                       ---------     ---------
PREFERRED STOCK DIVIDENDS             $   48,091    $   22,858
                                      ----------    ----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                   $ (339,905)   $ (176,472)
                                       ---------    ----------

BASIC & DILUTED LOSS PER
  COMMON SHARE                       $     (.03)   $     (.02)
                                          -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  10,947,728    10,698,461

See accompanying notes to consolidated financial statements.


                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                         Common Stock        Preferred Stock
                       ----------------     ---------------- Capital in    Retained
                                   Par                        Excess of    Earnings
                      Shares      Value       Shares   Value  Par Value    (Deficit)
                       ------      ------     ------   -----  ---------    ---------
Balances at December
 31, 2003              10,947,728  $109,477   95,375  $ 954    $7,921,601    $(7,444,392)

Issuance of
preferred stock
for cash, net of
expenses                    -                   8,538  $ 85       217,485

Preferred stock
Dividends                                                                       ( 48,091)

Net loss                    -          -        -       -          -            (291,814)
                    ----------    -------- ------- -------    -----------     -----------
Balances At
March 31, 2004        10,947,728   $109,477   103,913  $1,039 $ 8,139,086    $(7,784,297)
                      ----------  ---------  --------  ------    -----------   ---------

See accompanying notes to consolidated financial statements.

                                                     (5)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)
                                                        Three Months Ended
                                                            March 31,
                                                        ----------------
                                                       2004          2003
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (291,814)   $ (153,614)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        5,635           600
   Inventory reserve                                  (94,473)         (471)
   Stock issued for consulting fees                        -         15,733
   Changes in operating assets and liabilities:
    Accounts receivable                                (2,978)          102
    Inventories                                        97,737       (22,200)
    Prepaid expenses and other current assets         (76,610)      (40,205)
    Accounts payable                                   (4,888)       37,812
    Other assets                                           -        (12,154)
    Accrued expenses and other current liabilities    (73,761)        7,654
                                                    ---------     ---------
      Net cash flows from operating activities       (441,152)     (166,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (18,786)       (6,524)
  Note Receivable                                          -          4,479
  Repayment from (Advance to) affiliate - net         186,607       (44,456)
                                                     ---------     ---------
      Net cash flows from investing activities        167,821       (46,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock           217,570       322,500
                                                    ---------     ---------
      Net cash flows from financing activities        217,570       322,500

NET CHANGE IN CASH AND EQUIVALENTS                    (55,761)      109,256
                                                      ---------    --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             191,665       144,972
                                                     ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $ 135,904    $  254,228
                                                     ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $     200            -
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                               48,091        22,858
                                                    ---------     ---------

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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

Alfa adopted the disclosure provisions for the year ended
December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three-month periods ended March 31, 2004 and 2003 (unaudited):

                                              3 Mos. Ended
                                        ----------------------
                                           2004        2003
                                        ----------  ----------


Net loss applicable to common
 stockholders, as reported              $(339,905)  $(176,472)
Deduct:
Total stock-based Employee
 compensation determined under
 fair value method for stock
 options, net of tax                             -           -
                                        ----------   ---------
Pro forma loss applicable
   to common stockholders               $(339,905)  $(176,472)
                                        ==========  =========

Basic loss per share, as reported       $  (0.03)   $   (0.02)
                                        =========     ========

Basic loss per share, pro forma         $  (0.03)   $   (0.02)
                                        =========     ========

Diluted loss per share, as reported     $  (0.03)   $   (0.02)
                                        =========     ========

Diluted loss per share, pro forma       $  (0.03)   $   (0.02)
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


NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations, procure additional financing and realize the repayment of $209,040 representing the unpaid balance at March 31, 2004 of loans made to an affiliated party. As of May 18, 2004, the unpaid balance of such loans to the affiliate was $134,104. The Company anticipates that the balance of such loans will be repaid by December 31, 2004. However, there can be no assurance that such loan repayment will in fact be made.


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

JOL's management has determined that, if and when the Feasibility study is approved, the actual construction of the Qatar Project, as presently conceived, will require approximately $400 million dollars of construction financing (the "Construction Financing").There can be no assurance that the feasibility study will be approved by the Government of Qatar, and, even if the Government approves the feasibility study, there can be no assurance that the very substantial amount of required construction financing will be able to be obtained by JOL. As presently conceived, the Qatar Project would be operated by JOL and owned by JOL [including any other parties which may become JOL equity owners as a result of the arrangement of the Construction Financing].


NOTE 4 - CONSULTING AGREEMENT AND NOTE RECEIVABLE

On February 27, 2002 the Company entered into a three-year consulting agreement ("Consulting Agreement") beginning March 1, 2002, whereby the consultant provided advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. On April 30, 2004, the Company and the consultant entered into a Settlement and Termination Agreement (the" Settlement Agreement").Among other things, the Settlement Agreement (i) provided for the termination of the Consulting Agreement, (ii)relieved Alfa from any obligation it had under the Consulting Agreement to issue any shares of Common Stock to the Consultant, (iii)provided for the indemnification of the Company by the consultant with respect to any third party claims arising out of the Consulting Agreement,(iv) settled a dispute regarding the Company's offsetting 300,000 shares of Common Stock held as collateral to pay part of a note owed to the Company by a predecessor company to the consultant,(v)settled the payment of the Note,(vi) provided for the retention by the consultant of the $1,496,871 in fees paid it during the term of the Agreement, and

(vii)settled outstanding amounts owed to the Company by the consultant. Pursuant to the Settlement Agreement, the Company issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.13 per share or a total of $65,000. The warrant is valid for two years from the date of issue.

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock. The Company is conducting a Private Placement of its securities ("Units"). In August 2003, the Company amended its then-existing agreement (the "Broker-Dealer Agreement") with a registered broker dealer and increased the Private Placement from 150 Units to 200 Units. The Broker-Dealer Agreement was terminated in 2004. The Company thereafter increased the Private Placement to a total of 250 and then to 300 Units and is presently negotiating with another broker dealer to assist the Company with the ongoing Private Placement.

During the three months ended March 31, 2004, the Company sold 8,538 shares of its Series B Preferred Stock and 341,520 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $217,485 during the three months ended March 31, 2004.

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

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

This amendment is being filed to report changes to the company's financial statements for the quarter ended March 31, 2004 to reflect the accrual of preferred stock dividends for the quarter ended March 31, 2004 which were inadvertently omitted in the Company's original filing. The Company's financial statements at March 31, 2004 now also reflect the effect of the reversal of certain other accrued liabilities and the expensing of certain selling, general and administrative expenses.

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact") and
Ty-Breakers Corp.("Ty-Breakers").

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

Contact Sports
--------------

Contact is in the business of designing, manufacturing and marketing a unique line of fashion-forward athletic and urban apparel. Several collections of basketball athletic shorts and jerseys have been designed and manufactured, in addition to a collection of fashion-right quality T-Shirt designs and a fashionable urban assortment of sweat suits, jackets and outerwear. The entire line is moderately priced with high perceived value for distribution to department and sport specialty stores on both the regional and national levels. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the development and expansion of Contact's business and brand.

The national launch of Contact's product line was accomplished at the four-day MAGIC show held in Las Vegas in the third quarter of 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. The Company presented its line of apparel to many retailers at the show. The Company recruited its current Vice-President of Sales at the show. This individual, with over twenty-five years of experience selling to the specialty and department store accounts that are Contact's target customers, was subsequently hired early in the first quarter of 2004 and is using his influence and relationships to eliminate the corporate barriers at the national and multi-store regional chains that Contact has targeted as its potential customers.

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


At March 31, 2004, the Company had an unpaid receivable of $209,040 representing the remaining unpaid balance of loans to JOL, which liability JOL intends to pay by December 31, 2004.

Subsequent to March 31, 2004, JOL repaid an additional amount of approximately $75,000.

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

Selling, general and administrative expenses were $291,969 during the first quarter of 2004, compared to $156,247 in the first quarter of 2003. This increase of $135,722 (87%) was primarily attributable to $133,398 higher expenses in Alfa and Contact from: (1) higher professional and legal fees; (2) increased salary and related fringe costs for the addition of a senior sales executive; (3) higher depreciation; (4) an increase in rent; and (5) a rise in travel and general administrative charges. This increase in operating expenditures was partially offset by a decrease in Contact's SG&A costs, principally from lower sampling and promotional video expenses. Contact incurred higher expenditures for advertising, commissions and show expenses in the first quarter of 2004, which aggregate amount of $69,057 was fully offset by reductions in marketing and promotions expense and travel costs. Contact's marketing and promotional expenditures, including future expenses associated with the trade shows, are expected to continue to be quite substantial as the Company continues to market Contact's product line.

The Company experienced a net loss of $291,814 during the first quarter of 2004 as compared to a net loss of $153,614 during the same period in the previous fiscal year. This $138,200 (90%) increase in the Company's loss is attributable to the above-mentioned increases in operating costs. The Company is experiencing continued losses due to its insufficient level of sales.

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


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past three fiscal years. The Company's net losses were $706,801 and $789,511 in fiscal 2003 and 2002, respectively. The Company's net loss for the three months ended March 31, 2004 was $291,814. During the three months ended March 31, 2004, the Company had a negative cash flow of $55,761, the net result of: (1) $441,152 in funds used by operating activities; (2) $167,821 in funds provided by investing activities; and (3) $217,570 in funds provided from financing activities. During the three months ended March 31, 2003, the Company had a positive cash flow of $109,256. The unfavorable $165,017 swing in the Company's cash flow results from the first quarter of 2003 to the comparable period this year is essentially from $104,930 in lower proceeds from the sale of its preferred stock and $274,409 additional funds used by operating activities, less a favorable effect of $214,322 in funds provided from investing activities.

At March 31, 2004, the Company had working capital of $446,071, compared to working capital of $533,466 at December 31, 2003. The $87,395 (16%) reduction in working capital was primarily attributable to the reduction in loans due from an affiliated party.

The $441,152 in funds used by operating activities in the first quarter of fiscal 2004 resulted from the net loss of $291,814, increases in advances and prepaid expenses and a reduction in accrued liabilities.

Funds provided by investing activities in the first quarter of fiscal 2004 were $167,821, the net effect of loan repayments from an affiliated party, partially offset by capital spending.

Funds totaling $217,570 were provided by financing activities during the first quarter of fiscal 2004, from net proceeds realized from the sale of preferred stock.

As a result of the foregoing, the Company's cash balance at March 31, 2004 was $135,904, a decrease of $55,761 from December
31, 2003.

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

The Company has to a great extent relied on the net proceeds From private placements of its equity securities to fund its operations. As of March 31, 2004, the Company had sold 207.83 units for $20,000 per unit, representing 103,913 shares of its Series B Preferred Stock and 4,156,500 warrants. During the three months ended March 31, 2004, the Company sold an additional 8,538 shares of its Series B Preferred Stock and 341,520 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $217,570 during the three months ended March 31, 2004 and $2,099,207 since inception. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations, management believes that Contact is positioned to significantly increase its sales during fiscal 2004. However, the Company can give no assurance that it will attain this level of sales in this timetable, or when it will attain profitable operations.

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

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
March 31, 2004 on Form 10-QSB/A of Alfa International Corp.;

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

CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Alfa International
Corp. on Form 10-QSB/A for the period ending March 31, 2004
(the "Report"), as filed with the Securities and Exchange
Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and


        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alfa International Corp.



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


DATED: August 23, 2004          ALFA INTERNATIONAL CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer