Form 10QSB
period 2004-06-30
ALFA INTERNATIONAL CORP
filed 2004-08-23
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2004
                                ------------------

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


                      (212) 563-4141
    --------------------------------------------------
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No

As of August 12, 2004, the registrant had outstanding 11,097,728 shares of Common Stock, par value $.01 per share.


                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2004 AND DECEMBER 31, 2003

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
       SIX MONTHS ENDED JUNE 30, 2004

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

       NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         SIGNATURES










                            (2)

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















                            (3)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                     June 30,        December 31,
                                        2004              2003
        ASSETS                        ---------       -----------
                                     (Unaudited)        (Note 1)
CURRENT ASSETS:
Cash                                  $  52,338        $ 191,665
Accounts Receivable                       6,259            1,212
Inventory, net of reserves               82,900           83,229
Advances to affiliate                   120,475          397,179
Prepaid and other current assets        120,547           12,836
                                       --------         --------
        Total Current Assets            382,519          686,121
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            95,803           86,005
  General Plant                          17,800           17,799
  Furniture & Fixtures                   15,951           13,320
  Leasehold Improvements                    866              866
                                       --------         --------
                                        130,420          117,990
  Less:  Accumulated depreciation       (83,249)         (75,980)
                                       --------         --------
                                         47,171           42,010
                                       --------         --------
OTHER ASSETS:
Deposits and Investments                 12,164           22,164
                                       --------          --------
                                         12,164           22,164
                                       --------         --------
Total Assets                          $ 441,854        $ 750,295
                                       --------         --------














                            (4)



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  33,663         $ 22,967
Accrued officer payroll                  42,214           29,714
Dividends payable                      100,375               -
Accrued expenses and other
  current liabilities                    7,670          109,974
                                       ---------        --------
        Total Current Liabilities       183,922          162,655
                                       ---------        --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 850,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-150,000 shares
Issued and outstanding:
106,588 shares at June 30, 2004
 95,375 shares at December 31, 2003      1,066              954
Common stock - $ .01 par value
 Authorized - 15,000,000 shares
 Issued and outstanding;
  11,097,728 shares at
    June 30, 2004
  10,947,728 shares at
    December 31, 2003
                                       110,977           109,477
Capital in excess of par value        8,214,359         7,921,601
Retained earnings (deficit)          (8,068,470)       (7,444,392)
                                     ----------        ----------
Total Stockholders' Equity           257,932          587,640
                                  ----------        ---------
  Total Liabilities & Equity        $  441,854        $  750,295


See accompanying notes to consolidated financial statements.


                            (4)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                            (UNAUDITED)                (UNAUDITED)
                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                             June 30,                    June 30,
                                      ----------------------      ----------------------
                                          2004          2003          2004         2003
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $   10,033    $   15,778    $   26,628    $   18,091
                                      ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales                             3,266         5,108        16,588         5,193
Selling, general and administrative     239,827       140,880       531,796       297,127
Interest (Income)                          ( 49)       (  350)       (   90)       (  755)
Miscellaneous (Income) Expense           (1,998)           -            961            -
Income taxes                                877                       1,077
                                      ---------     ---------     ---------     ---------
                                        241,923       145,638       550,332       301,565
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (231,890)   $ (129,860)   $ (523,704)   $ (283,474)
                                      ---------     ---------     ---------     ---------






PREFERRED STOCK DIVIDENDS            $   52,284    $   28,101    $  100,375    $   50,959
                                     ----------    ----------    ----------    -----------


LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (284,174)   $ (157,961)   $ (624,079)   $ (334,433)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.03)       $ (.02)      $  (.06)      $  (.03)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 10,965,310    10,803,348    10,965,310    10,803,348


See accompanying notes to consolidated financial statements.










                            (5)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------
Balances At
 December 31,
 2003              10,947,728  $ 109,477   95,375  $  954    $ 7,921,601    $(7,444,391)

Issuance of
 common stock
 for consulting
 services             150,000      1,500                           9,000

Issuance of
 preferred stock
 for cash,net of
 expenses                  -               11,213  $  112         283,758

Preferred stock
 dividends                                                                     (100,375)

Net loss                   -          -        -       -          -            (523,704)
                   ----------    -------- ------- -------    -----------     -----------
Balances At
June 30, 2004     11,097,728   $ 110,977  106,588  $1,066    $ 8,214,359    $(8,068,470)
                  ----------   ---------  -------  ------    -----------     -----------

See accompanying notes to consolidated financial statements.

                                    (6)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                                           (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2004          2003
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (523,704)   $ (283,474)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                        7,269         1,200
   Inventory reserve                                  (95,436)          645
   Stock issued for consulting fees                    10,500        15,733
   Changes in operating assets and liabilities:
    Accounts receivable                                (5,047)      (15,020)
    Inventories                                        95,765       (27,928)
    Prepaid expenses and other current assets         (97,711)       18,742
    Accounts payable                                   10,696        31,687
    Other assets                                           -        (22,154)
    Accrued expenses and other current liabilities   ( 89,804)      (30,828)
                                                    ---------     ---------
      Net cash flows from operating activities       (687,472)     (311,397)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (12,430)      (41,091)
  Note Receivable                                          -          4,479
  Repayment from (Advance to) affiliate - net         276,704       (72,427)
                                                     ---------     ---------
      Net cash flows from investing activities        264,274      (109,039)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock       283,870       512,274
                                                    ---------     ---------
      Net cash flows from financing activities        283,870       512,274

NET CHANGE IN CASH AND EQUIVALENTS                   (139,328)       91,838
                                                      ---------    --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             191,665       144,972
                                                    ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                 $  52,337    $  236,810
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $   1,077            -
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                            $100,375         22,858
                                                    --------      ---------

See accompanying notes to consolidated financial statements.

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

The results of operations for the interim periods presented are not necessarily indicative of operating results for the respective full years. The Company presently has two wholly-owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be

                            (8)
reasonable approximations of their fair values, based on market information available to management.

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Management believes that the reserves of $12,743 and $108,179 at June 30, 2004 and December 31, 2003, respectively, are adequate. The reduction of $95,436 in inventory reserves in the first six months of 2004 relates to the write-off of obsolete inventory, for which a full 100% reserve had been established in prior fiscal periods.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using a straight-line method over estimated lives of 5 years.

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $76,705 and $101,609 for the six months ended June 30, 2004 and June 30, 2003, respectively, were expensed as incurred.


Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee

                            (9)
compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information.


                            (10)

Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three and six-month periods ended June 30, 2004 and 2003 unaudited):

                                        3 Mos. Ended June 30       6 Mos. Ended June 30
                                        ----------------------     ----------------------
                                           2004        2003            2004          2003
                                        ----------  ----------     ----------  ----------

Net loss applicable to common
 shareholders, as reported              $(284,174)  $(157,961)     $(624,079)  $(334,433)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                            -           -              -           -
                                        ----------   ---------      ---------   ----------
Pro forma loss applicable
 to common stockholders                 $(284,174)  $(157,961)      $(624,079) $(334,433)
                                        ==========  =========       =========   ==========

Basic loss per share, as reported       $  (0.03)   $   (0.02)        $ (0.06)   $ (0.03)
                                        =========   =========        ========    ========

Basic loss per share, pro forma         $  (0.03)   $   (0.02)        $ (0.06)   $ (0.03)
                                        =========   =========        ========    ========

Diluted loss per share, as reported     $  (0.03)   $   (0.02)        $ (0.06)   $ (0.03)
                                        =========   =========        ========    ========

Diluted loss per share, pro forma       $  (0.03)   $   (0.02)        $ (0.06)   $ (0.03)
                                        =========   =========        ========    ========
                                    (11)

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

NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations, procure additional financing and realize the repayment of $120,475 representing the unpaid balance at June 30, 2004 of loans made to JOL, an affiliated party. Subsequent to June 30, 2004, JOL has repaid $116,898 and as of August 18, 2004, the unpaid balance of such loans to JOL was $3,577. The Company anticipates that the loan balance of $3,577 will be repaid by December 31, 2004. However, there can be no assurance that such loan repayment will in fact be made.

NOTE 3 - JOURNEY OF LIGHT, INC.

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. Mr. Frank J. Drohan, JOL's President, Chief Executive Officer and one of JOL's founding shareholders, is also Chairman and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

Under the terms of the Alfa-JOL Agreement dated November 1, 2003, Alfa acquired: (a) 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of Ten dollars ($10); and (b) the option to acquire JOL (the "Merger Option"). JOL is further obligated under the provisions of the Alfa-JOL Agreement to repay Alfa, without interest, any and all

                            (12)
short-term loans (in excess of such $10 purchase price) that have been or will be made by Alfa.

JOL and the Government of Qatar are parties to a contract (the "Qatar Contract") which contemplates: (i)JOL's completion of a feasibility study for the Qatar Project, (ii) the Government of Qatar's approving or rejecting such feasibility study, and (iii) JOL's and the Government of Qatar's subsequently entering into the definitive agreement (the "Final Contract") for the development of a parcel of land in Doha, Qatar. The Qatar Contract contemplates that, assuming the feasibility study is approved, the Final Contract would be signed within sixty (60) days after such approval of the feasibility study by the Government of Qatar.

Alfa must give notice to JOL of its intention to exercise the Merger Option no later than ninety (90) U.S. business days after the Final Contract Date. Alfa, therefore, may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the feasibility study is approved and the Final Contract is signed, and possibly until Alfa is further assured that the Construction Financing is in place. The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or with a subsidiary of Alfa. The parties have agreed that, if Alfa exercises the Merger Option, Alfa may, prior to consummating the Merger, and in Alfa's sole discretion, sell, spin off or otherwise dispose of any operating subsidiary(ies) which Alfa may then have. If unexercised, the Merger Option will expire on the ninety-first (91st) U. S. business day after the Final Contract Date. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.

JOL's management has determined that the actual construction of the Qatar Project, as presently conceived, will require approximately $400 million dollars of construction financing (the
"Construction Financing").


NOTE 4 - CONSULTING AGREEMENTS

The Company is or was a party to several consulting agreements with different parties as follows:

A. Consulting Agreement, Settlement Agreement and Note
Receivable:
------------------------------------------------------

On February 27, 2002 the Company entered into a three-year consulting agreement beginning March 1, 2002, whereby the consultant provided advice relating to future acquisitions,
                            (13)
marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. On April 30, 2004, the Company and the consultant entered into a Settlement and Termination Agreement (the "Settlement Agreement"). Among other things, the Settlement Agreement (i) provided for the termination of the consulting agreement, (ii)relieved Alfa from any obligation it had under the consulting agreement to issue any shares of the Company's common stock ("Common Stock") to the Consultant, (iii)provided for the indemnification of the Company by the consultant with respect to any third party claims arising out of the consulting agreement,
(iv) settled a dispute regarding the Company's offsetting 300,000 shares of Common Stock held as collateral to pay part of a note owed to the Company by a predecessor company to the consultant,
(v)settled the payment of the Note,(vi) provided for the retention by the consultant of the $1,496,871 in fees paid it during the term of the consulting agreement, and (vii)settled outstanding amounts owed to the Company by the consultant. Pursuant to the Settlement Agreement, the Company issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.13 per share or a total of $65,000. The warrant is valid for two years from the date of issue.

B. Consulting Agreement:
   ---------------------

In January 2003, the Company entered into an agreement with a consultant, whereby the consultant will provide the Company with sales, marketing and general business consulting services. The agreement expires in December 2004 and, as amended, requires (i) remuneration of $120,000 over the term of the agreement and (ii) the issuance to such consultant of shares of the Company's Common Stock. In February 2003, pursuant to the agreement the consultant was issued 314,688 shares of Common Stock and, in June 2004, pursuant to an amendment to the agreement which reduced the total cash fee from $180,000 to $120,000 the consultant was issued an additional 50,000 shares of Common Stock.

C. Consulting Agreement:
   ---------------------
Effective June 1, 2004 the Company entered into a two-year consulting agreement whereby the consultant will assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. The Company will pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which is completed by Alfa during the term of the consulting agreement. Contingent upon and in proportion to the sale of the remaining 88.675 Units in the

                            (14)

Company's ongoing private placement of its stock, Alfa will (i) issue a warrant to the consultant covering up to a maximum of 250,000 shares of its unregistered and restricted Common Stock at a warrant exercise price of $0.14 per share, and (ii) pay a fee of up to $700,000 to the consultant, giving consideration to the Company's cash flow from operations. The Agreement is terminable by either party by giving 30days notice in writing. The consultant has introduced the Company to a registered broker-dealer with whom the Company is presently negotiating an agreement whereby the broker-dealer will assist the Company in selling the private placement.

D. Counsel / Consulting Agreement:
   ------------------------------

In June 2004, the Company issued 100,000 shares of its unregistered and restricted Common Stock to its outside legal counsel in exchange for an agreement with such legal counsel for significantly reduced billing rates for the Company for the next two years. The agreement between the Company and its outside counsel is memorialized in an exchange of correspondence between them.

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock The Company is conducting a Private Placement of its securities ("Units").In August 2003, the Company amended its then-existing agreement (the "Broker-Dealer Agreement") with a registered broker dealer and increased the Private Placement from 150 Units to 200 Units. The Broker-Dealer Agreement was terminated in 2004. The Company thereafter increased the Private Placement to a total of 300 Units and is presently negotiating with another broker dealer to assist the Company with the ongoing Private Placement.

During the six months ended June 30, 2004, the Company sold 11,213 shares of its Series B Preferred Stock and 448,520 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $283,870 during the six months ended June 30, 2004.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the three and six-month periods ended June 30, 2004, as the conversion would be anti-dilutive after adding back preferred stock dividends to net loss.



                            (15)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers").

Critical Accounting Policies:
-----------------------------

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and that the best estimates routinely require adjustment.

     Revenue Recognition. Revenue is recognized when goods are shipped to customers from production facilities, the Company's warehouse or outside warehouses. Goods shipped to customers on a "consignment" or "guaranteed sale" basis are not booked as revenue until payment for sale of such goods is received by the Company.

     Inventory Reserves.   The Company previously established
inventory reserves to cover losses anticipated from inventory items becoming either non-saleable or saleable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. A total of $94,137 of such inventories have been sold or disposed of and along with the associated reserves have been written off in 2004. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will generally be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. Management believes that the Company's reserves are adequate.

                            (16)

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

The national launch of Contact's product line was accomplished at the four-day MAGIC show held in Las Vegas in the third quarter of 2003. The MAGIC show is the premier trade show held by the fashion/apparel business and is attended annually by thousands of retailers from across the United States and foreign countries. Contact will exhibit at the 2004 MAGIC Show in Las Vegas scheduled for August 31 to September 3, 2004.

Orders for Fall 2004 and for Holiday 2004 (i.e. third and fourth quarters of 2004) are substantially completed. Some Fall and Holiday orders may be placed in August by retailers waiting to see their final back-to-school results. As of the date hereof, $56,052 of sales have been booked for delivery in the fourth quarter.

The larger national and regional sporting goods retailers and department stores are generally reluctant to risk carrying an emerging branded product such as Contact Sports. Several high-level meetings have been held regarding orders for Spring 2005 deliveries of Contact's product And negotiations are ongoing. No assurance however can be given that such negotiations will result in actual orders, nor can any assurance be given as to the size, if any, of any orders or test orders.

Contact continues to support its product line with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and intends to expand such advertising and marketing efforts on a regional and national basis in line with sales penetration. Contact has created and produced a variety of radio and television ads and print and billboard advertisements as well as a marketing and public relations campaign aimed at creating demand at the consumer level. The foregoing will be targeted to the geographical areas where the retail stores carrying Contact's products are located.

                            (17)

Additional advertising will be rolled out in 2004 and 2005 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and popular local radio stations.

Contact's "product placement" consultant has been successful in getting Contact's products strategically placed in various media outlets. The Company plans to continue to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign for Contact.

The Contact Sports website at www.contactsports.net contains much of the film and audio contained in the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently presented.

Contact designs its products in-house but has its apparel products manufactured by unaffiliated third parties in the United States and Asia.

Contact has developed a "private label" product line consisting initially of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass market retailers. The Company intends to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created this secondary revenue stream in a manner that will not interfere with or damage the Contact brand. To date Contact has received several such private label orders and all such product sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained.

Management is focusing on the sales and marketing of Contact's products.

Ty-Breakers
-----------

Ty-Breakers markets imprinted promotional products and apparel - mostly jackets - made from Tyvek and Kensel fabric material to

                            (18)
corporate end-users (the "Custom Business"). Tyvek and Kensel apparel products for Ty-Breakers' Custom Business are manufactured and sold pursuant to specific purchase orders and significant inventories are not maintained. These items generally carry artwork or logos supplied by the clients and are used as promotional, advertising and marketing items by these organizations.

Ty-Breakers also sells Tyvek and Kensel jackets directly to consumers worldwide via its website at www.ty-breakers.com.
These jackets all bear artwork developed by and proprietary to Ty-Breakers or licensed by Ty-Breakers.

Other than enumerated above, Ty-Breakers has essentially discontinued its active marketing programs.

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

Alfa
----

Alfa continues to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of, or merger with, Journey of Light, Inc., a Delaware corporation ("JOL").

Journey of Light, Inc.
----------------------

BACKGROUND
----------
Journey of Light, Inc. ("JOL") was incorporated on October 14,
2003 under the laws of the State of Delaware. Alfa holds an option to acquire JOL.

     On April 30, 2003, Journey of Light (Jersey), Ltd. ("JOL-Jersey") signed a contract (the "Contract") with the Government of Qatar (the "Government") which contemplates the development, by JOL-Jersey of approximately 200 acres of waterfront real estate in Doha, Qatar (the "Site") and the ownership and operation by JOL-Jersey of the business entities developed on the Site(the "Project").The Contract specifies that the Government will lease the Site to JOL-Jersey for 99 years at the nominal
                            (19)
rate of $10,000 per year. On October 17, 2003, JOL-Jersey assigned all of its rights and obligations under the Contract to JOL. On November 1, 2003 JOL, Alfa and JOL-Jersey entered into an agreement (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements between Alfa and JOL-Jersey, whereby: (i) JOL assumed JOL-Jersey's obligations to Alfa that JOL-Jersey had incurred prior to November 1, 2003; (ii) Alfa was issued 100,000 shares of JOL' common stock in exchange for payment by Alfa of ten dollars ($10); and (iii) Alfa was granted an option to acquire JOL (the "Merger Option").

There are many conditions precedent which must be accomplished prior to the Merger Option being exercised by Alfa's Board of Directors. Alfa must give notice to JOL of its intention to exercise the Merger Option no later than ninety (90) U.S. business days after the Final Contract Date.

If unexercised, the Merger Option will expire on the ninety-first (91st) U. S. business day after the Final Contract Date.
The consummation of the Merger, if recommended by Alfa's Board of Directors, would be subject to the approval of the Alfa shareholders.

Prior to January 2004, JOL and JOL-Jersey had financed their operations principally by means of cash advances from Alfa. At June 30, 2004, Alfa had a loan receivable of $120,475 due from JOL. Subsequent to June 30, 2004, JOL repaid $116,898 to Alfa, reducing the loan receivable to $3,577 as of the date hereof. Alfa management is confident that JOL will repay this balance on or before December 31, 2004.

STATUS
------

JOL completed a Feasibility Study for the Project and delivered it to the Government on June 1, 2004. The Contract specifies that the Government has 60 days after such delivery (i.e. until July 31, 2004) to approve or reject the Feasibility Study. In July, 2004, the Government requested and JOL granted an extension of this time limit to September 30, 2004. Upon the Government's approval of the Feasibility Study (should that occur), the Government will be obligated to reimburse JOL one hundred thousand dollars ($100,000) for a portion of its costs incurred in completing the Feasibility Study for the Project. Immediately upon the start of the construction of the Project, the Government will likewise be obligated to reimburse JOL an additional nine hundred thousand dollars ($ 900,000). The Contract specifies that JOL and the Government will sign a Final Contract within sixty
(60) days after the approval of the Feasibility Study. Under the terms of the Final Contract, if executed, JOL expects, among other things, to be granted a 99-year lease on approximately 200

                            (20)
acres of prime waterfront real estate in the capital city of Doha in Qatar.

If and when the feasibility study is approved, the actual construction of the Qatar Project is presently estimated to require approximately $400 million dollars of construction financing (the "Construction Financing"). The Qatar Project would be owned and operated by JOL.

Alfa & Contact and Mr. Jack A. Smith, the founder and former chief executive of The Sports Authority - one of the nation's premier sports specialty retailers - entered into a two-year consulting agreement effective January 1, 2003, under which Mr. Smith, among other things, agreed to provide Contact with management, business and marketing consulting services.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space is leased by Contact on a month to month basis from an unaffiliated third party at 111 Port Jersey Boulevard, Jersey City, NJ 07305.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2004 vs.
THREE MONTHS ENDED JUNE 30,2003

Revenue in the second quarter of 2004 was $10,033, a decrease of $5,745 as compared to the same period in 2003. The revenue decrease occurred in Contact Sports because the deliveries of certain customer orders were postponed. The current sales order backlog at Contact is $56,052. The cost of sales percentage for the second quarter of 2004 was 33%, which is lower than what the Company believes it will incur once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $239,827 during the second quarter of 2004, compared to $140,880 in the second quarter of 2003. This increase of $98,947 (70%) was primarily attributable to $101,163 higher expenses in Alfa and Contact, mainly from: (1) $32,050 higher professional fees for accounting services; (2) $52,740 in increased salary and related fringe costs associated with an additional employee for Contact's sales efforts; (3) a $9,585 increase in rent; and (4) a $10,823 increase in travel expenses.
                            (21)

Contact's marketing and promotional expenditures, including future expenses associated with the trade shows, are expected to continue to be quite substantial as the Company continues to market Contact's product line.

The Company incurred a net loss of $231,890 during the second quarter of 2004 as compared to a net loss of $129,860 during the second quarter of 2003. This $102,030 (79%) increase in the Company's loss was attributable to the above-mentioned increases in operating costs. The Company is experiencing these continued losses due to an insufficient level of sales.

The Company will need to significantly increase sales in order to attain profitability. Management believes that Contact's marketing, promotional, advertising and trade show expenditures will continue to generate negative cash flows for the Company during the second half of 2004 but that a profitable level of sales may be attained in the first half of fiscal year 2005 as a result of those marketing efforts. There can be, however, no assurance that profitable operations will be attained during the first half of next year.

SIX MONTHS ENDED JUNE 30,2004 vs.
SIX MONTHS ENDED JUNE 30,2003

Revenue in the first half of 2004 was $26,628, an increase of $8,537 over the first half of 2004 and resulting from higher sales volume in Ty-Breakers. The current sales order backlog at Contact is $56,052. The cost of sales percentage for the first half of 2004, at 62%, was significantly above the 29% cost of sales percentage during the first half of 2003, principally due to the Company's public warehousing expenses as a result of entering into a service agreement with that firm in the second half of 200. The cost of sales percentage in the first half of fiscal 2004 was higher than what the Company believes it will incur once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $531,796 during the first half of 2004, compared to $297,127 in the first half of 2003. This increase of $234,669 (79%) is almost wholly attributable to $232,506 higher expenses in Alfa, mainly from:
(1) $118,159 higher professional fees for accounting services,
(2) higher legal fees; (3) $76,378 increased salary and related fringe costs associated with an additional employee for Contact's sales efforts; (4) $6,069 higher depreciation; (5) a $13,211

                            (22)
increase in rent; and (6) a $17,095 rise in travel expense. Contact's marketing and promotional expenditures, including future expenses associated with advertising and trade shows, are expected to continue to be quite substantial as the Company continues to market and promote Contact's product line.

The Company experienced a net loss of $523,704 during the first half of 2004 as compared to a net loss of $283,474 during the same period in the previous fiscal year. This $240,230 (85%) increase in the Company's net loss was attributable to the above-mentioned increases in operating costs. The Company is incurring continued losses due to its insufficient level of sales.

Contact must substantially increase its sales in order for the Company to attain profitability. Management continues to believe that Contact's marketing, promotional, advertising, product development and trade show expenditures will result in negative cash flows in the second half of 2004 but that positive cash flow and a profitable level of sales may be attained in the first half of fiscal year 2005 as a result of those efforts. No assurance can be given, however, that such positive cash flow or profitable operations will be attained during the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows from operations during the past three fiscal years. The Company's net losses were $706,801 and $789,511 for fiscal years 2003 and 2002, respectively. The Company's net loss for the six months ended
June 30, 2004 was $523,704.

During the six months ended June 30, 2004, the Company had negative cash flow of $139,328 as a result of: (1) $687,472 in funds used for operating activities; (2) $264,274 in funds provided by investing activities; and (3) $283,870 in funds provided from financing activities. During the six months ended June 30, 2003, the Company had positive cash flow of $91,838. The unfavorable $231,166 swing in the Company's cash flow for the first half of 2004, as compared to the first half of last year, was the result of: (1) a $240,230 increase in the Company's net loss; (2) $135,845 in additional investment in working capital;
(3) a favorable swing of $373,313 in cash flows from investing activities due to JOL's repayment of advances and lower investment in equipment; and (4) an unfavorable $228,404 swing in net proceeds from equity financing.

At June 30, 2004, the Company had working capital of $198,597, compared to working capital of $523,466 at December 31, 2003. The $324,869 (62%) reduction in working capital in the first six months of fiscal 2004 was primarily attributable to the $276,704 reduction in loans due from JOL and the increase in accrued dividends.
                            (23)

The $687,472 of funds used by operating activities in the first half of fiscal 2004 resulted from the net loss of $523,704, increases in advance payments to suppliers and in other current assets and a reduction in accrued liabilities.

The $264,274 of funds provided by investing activities in the first half of fiscal 2004 resulted from the JOL loan repayment of $276,704 net of $12,430 in capital spending for equipment.

The $283,870 of funds provided by financing activities during the first half of fiscal 2004 were the net proceeds realized from the sale of preferred stock.

As a result of the foregoing, the Company's cash balance at June
30, 2004 was $52,337, a decrease of $139,328 (73%) from cash of
$191,665 at December 31, 2003.

The Company is relying solely upon the business of its Contact Sports subsidiary for revenue growth. Marketing, advertising, public relations and promotional campaigns are planned for 2004 and early 2005 concurrent with the delivery of Contact's products to various retail stores. The continuation of these marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan and the Company's operations.

Management hopes to raise additional funds through sales of its equity securities. Without the receipt of such additional funds, and absent a substantial increase in Contact's sales, the further implementation of Contact's marketing and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would have a materially significant effect on the Company's ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund operations. From inception of its preferred stock offering until June 30, 2004, the Company had sold 213.175 units for $20,000 per unit, representing 106,588 shares of its Series B Preferred Stock and 4,263,500 warrants. During the six months ended June 30, 2004, the Company sold 11,213 shares of its Series B Preferred Stock and 448,520 warrants. Net proceeds from sale of the Company's Series B Preferred Stock have totaled $2,165,507 since inception of the offering and $283,870 during the six months ended June 30, 2004. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations, management believes that Contact is positioned to significantly increase its sales bookings during the second half of fiscal 2004 and continue to increase its shipments and sales volume in fiscal 2005. Because of the substantial uncertainties discussed herein, however, the

                            (24)

Company can give no assurance that it will attain the aforesaid objectives with respect to bookings, shipments or sales in the timetable described, or in any timetable.


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

ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3



  (b)      Reports on Form 8-K
           ------------------

On May 20, 2004, the Company filed a Form 8-K, which filing discussed the resignation of the Company's independent accountants, due to that firm's decision to no longer audit the financial statements of publicly-held companies, and the appointment of its new independent accountants.



                            (25)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
June 30, 2004 on Form 10-QSB of Alfa International Corp. (the
"Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors material weaknesses, if any, in internal controls; and

                            (26)

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 23, 2004



/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer



The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.
























                            (27)

                      CERTIFICATION PURSUANT TO:
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Corp. on Form 10-QSB for the period ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Corp.



/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer


August 23, 2004


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

                            (28)