Form 10QSB
period 2004-09-30
ALFA INTERNATIONAL CORP
filed 2004-11-22
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2004
                                ------------------

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


As of November 22, 2004, the registrant had outstanding
11,097,728 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX
             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

    NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

    NINE MONTHS ENDED SEPTEMBER 30, 2004

    CONSOLIDATED STATEMENTS OF CASH FLOWS:
    NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

    NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

         PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         SIGNATURES

Forward-Looking Statements

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve,

                            (2)
and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

































                            (3)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                    September 30      December 31,
                                        2004              2003
ASSETS                              -------------     -----------
                                     (Unaudited)        (Note 1)


CURRENT ASSETS:
Cash                                  $   2,844        $ 191,665
Accounts Receivable                       9,469            1,212
Inventory, net of reserves              147,547           83,229
Advances to affiliate                         -          397,179
Prepaid and other current assets         50,531           12,836
                                       --------         --------
        Total Current Assets            210,391          686,121
                                       --------         --------

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            95,803           86,005
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           13,320
  Leasehold Improvements                    866              866
                                       --------         --------
                                        130,419          117,990
  Less:  Accumulated depreciation       (86,883)         (75,980)
                                       --------         --------
                                         43,536           42,010
                                       --------         --------

OTHER ASSETS:
Deposits and Investments                 12,524           22,164
                                       --------          --------
                                         12,524           22,164
                                       --------         --------

Total Assets                          $ 266,451        $ 750,295
                                       --------         --------




                            (4)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  47,743         $ 22,967
Accrued payroll                          48,464           29,714
Dividends payable                      154,000               -
Due to affiliate                        30,733
Accrued expenses and other
  current liabilities                    9,683          109,974
                                       ---------        --------
        Total Current Liabilities       290,623          162,655
                                       ---------        --------

COMMITMENTS
STOCKHOLDERS' EQUITY:

Undesignated preferred stock:
Authorized - 850,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-150,000 shares
Issued and outstanding:
106,588 shares at September 30, 2004
 95,375 shares at December 31, 2003      1,066              954
Common stock - $ .01 par value
 Authorized - 15,000,000 shares
 Issued and outstanding;
  11,097,728 shares at
    September 30, 2004
  10,947,728 shares at
    December 31, 2003
                                       110,977           109,477
Capital in excess of par value        8,214,037         7,921,601
Retained earnings (deficit)          (8,350,252)       (7,444,392)
                                     ----------        ----------
Stockholders' Equity (Deficit)       (24,172)          587,640
                                  ----------        ---------
  Total Liabilities & Equity        $  266,451        $  750,295


See accompanying notes to consolidated financial statements.




                            (5)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         ------------------------------------------
                                            (UNAUDITED)                (UNAUDITED)
                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         September 30,                September 30,
                                      ----------------------      ----------------------
                                        2004          2003          2004         2003
                                        ----          ----          ----         ----
REVENUES:
Net sales                            $   36,426    $    9,667    $   63,054    $   12,758
                                      ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales                            25,989         2,276        42,577         7,469
Selling, general and administrative     223,285       182,775       755,081       479,902
Interest (income) expense                    88       (   345)           (2)      ( 1,100)
Miscellaneous (Income) Expense           12,806           -          13,767            -
Income taxes                              2,415                       3,492
                                      ---------     ---------     ---------     ---------
                                        264,583       184,706       814,915       486,271
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (228,157)   $ (175,039)   $ (751,861)   $ (473,513)
                                      ---------     ---------     ---------     ---------

PREFERRED STOCK DIVIDENDS            $   53,625    $   34,973    $  154,000    $   85,932
                                     ----------    ----------    ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (281,782)   $ (210,012)   $ (905,861)   $ (559,445)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.03)       $ (.02)      $  (.08)      $  (.05)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 11,097,728    10,803,348    11,003,932    10,803,348


See accompanying notes to consolidated financial statements.

























                                                (6)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------
Balances At
 December 31,
 2003              10,947,728  $ 109,477   95,375  $  954    $ 7,921,601    $(7,444,391)

Issuance of
 common stock
 for consulting
 services             150,000      1,500                           9,000
Issuance of
 preferred stock
 for cash, net of
 expenses                  -               11,213  $  112        283,436
Preferred stock
 dividends                                                                     (154,000)

Net loss                   -          -        -       -          -            (751,861)
                   ----------    -------- ------- -------    -----------     -----------
Balances At
September 30, 2004 11,097,728   $ 110,977  106,588  $1,066    $ 8,214,037   $(8,350,252)
                  ----------   ---------  -------  ------    -----------     -----------

See accompanying notes to consolidated financial statements.

                                                (7)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                                           (UNAUDITED)
                                                        Nine Months Ended
                                                            September 30,
                                                        ----------------
                                                       2004          2003
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (751,861)   $ (473,513)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                       10,903         1,800
   Inventory reserve                                  (95,947)        1,080
   Stock issued for consulting services                10,500        15,733
   Changes in operating assets and liabilities:
    Accounts receivable                               ( 8,257)      ( 7,146)
    Inventories                                        31,629       (57,918)
    Prepaid expenses and other current assets        ( 27,695)       13,459
    Accounts payable                                   24,776        16,825
    Other assets                                           -        (22,154)
    Accrued expenses and other current liabilities   ( 81,540)      (35,359)
                                                    ---------     ---------
      Net cash flows from operating activities       (887,492)     (547,193)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (12,429)      (54,696)
  Note Receivable                                          -          4,479
  Repayment from (Advance to) affiliate - net         397,179      (185,975)
  Security deposits                                      (360)
                                                      ---------     ---------
      Net cash flows from investing activities        384,390      (236,192)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock       283,548       849,439
  Advances from affiliate                              30,733             -
                                                    ---------     ---------
      Net cash flows from financing activities        314,281       849,439

NET CHANGE IN CASH                                   (188,821)       66,054
                                                      ---------    --------

CASH, BEGINNING OF PERIOD                             191,665       144,972
                                                    ---------     ---------

CASH, END OF PERIOD                                 $   2,844    $  211,026
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $   3,492     $    (398)
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                            $154,000         85,932
                                                    --------      ---------

See accompanying notes to consolidated financial statements.





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

The results of operations for the interim periods presented are not necessarily indicative of operating results for the respective full years. The Company presently has two wholly-owned subsidiaries through which it conducts all of its operations. All inter-company transactions have been eliminated in the consolidated financial statements.

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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.
                            (9)

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Management believes that the reserves of $12,232 and $108,179 at September 30, 2004 and December 31, 2003, respectively, are adequate. The reduction of $95,947 in inventory reserves in the first nine months of 2004 relates to the write-off of obsolete inventory, for which a full 100% reserve had been established in prior fiscal periods.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using a straight-line method over estimated lives of 5 years.

     Advertising and marketing costs - Advertising, promotional and marketing costs of approximately $93,784 and $153,485 for the nine months ended September 30, 2004 and September 30, 2003,respectively, were expensed as incurred.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also

                             (10)
amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three and nine-month periods ended September 30, 2004 and 2003 (unaudited):

                                        3 Mos. Ended September 30  9 Mos. Ended September 30
                                        ----------------------     ----------------------
                                           2004        2003            2004          2003
                                        ----------  ----------     ----------  ----------


Net loss applicable to common
 shareholders, as reported              $(281,782)  $(210,012)     $(905,861)  $(559,445)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                     ( 15,994)   (  3,148)      ( 15,994)    ( 9,444)
                                        ----------   ---------      ---------   ----------
Pro forma loss applicable
 to common stockholders                 $(297,776)  $(213,160)      $(921,855) $(568,889)
                                        ==========  =========       =========   ==========
Basic loss per share, as reported       $  (0.03)   $   (0.02)        $ (0.08)   $ (0.05)
                                        =========   =========        ========    ========
Basic loss per share, pro forma         $  (0.03)   $   (0.02)        $ (0.08)   $ (0.05)
                                        =========   =========        ========    ========
Diluted loss per share, as reported     $  (0.03)   $   (0.02)        $ (0.08)   $ (0.05)
                                        =========   =========        ========    ========
Diluted loss per share, pro forma       $  (0.03)   $   (0.02)        $ (0.08)   $ (0.05)
                                        =========   =========        ========    ========

                                                (11)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and procure additional financing. However, there can be no assurance that the Company will attain profitable operations or obtain additional financing.

NOTE 3 - JOURNEY OF LIGHT, INC.

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. Mr. Frank J. Drohan, JOL's President, Chief Executive Officer and one of its founding shareholders is also Chairman and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL.

Under the terms of the Alfa-JOL Agreement dated November 1, 2003,
Alfa: (a)acquired 100,000 shares of JOL's common stock at a price of $0.0001 per share for a total purchase price of Ten dollars ($10); and (b)was granted the option to acquire JOL (the "Merger Option").

JOL and the Government of Qatar ("Government") are parties to a contract (the "Qatar Contract") which contemplates: (i) JOL's completion of a feasibility study ("Study") for the "Qatar Project", (ii) the Government approving or rejecting such Study,


                            (12)
and (iii) JOL's and the Government's subsequently entering into the definitive agreement (the "Final Contract") for the development of a parcel of land in Doha, Qatar. The Qatar Contract contemplates that, assuming the Study is approved, by the Government, the Final Contract would be signed within sixty
(60) days after such approval. JOL completed and delivered the Study in June 2004 and is awaiting the Government's action.

Alfa must give notice to JOL of its intention to exercise the Merger Option no later than ninety (90) U.S. business days after the Final Contract Date. Alfa, therefore, may, if it chooses, delay its decision to exercise the Merger Option until it is assured that the Study is approved and the Final Contract is signed, and possibly until Alfa is further assured that the Construction Financing is in place. The Merger may, in Alfa's sole discretion, be structured as a merger of JOL with Alfa or with a subsidiary of Alfa. The parties have agreed that, if Alfa exercises the Merger Option, Alfa may, prior to consummating the Merger, and in Alfa's sole discretion, sell, spin off or otherwise dispose of any operating subsidiaries which Alfa may then have. If unexercised, the Merger Option will expire on the ninety-first (91st) U. S. business day after the Final Contract Date. The consummation of the Merger (should it be proposed) would be subject to the approval of the Alfa shareholders.

JOL's management has determined that the construction of the Qatar Project, as presently conceived, will require approximately 400 million dollars of construction financing (the "Construction Financing")and may require additional Construction Financing depending upon the outcome of final negotiations with the Government which contemplate an expansion of the project.

NOTE 4 - CONSULTING AGREEMENTS

The Company is or was a party to several consulting agreements with different parties as follows:

A. Consulting Agreement, Settlement Agreement and Note
Receivable:
------------------------------------------------------

On February 27, 2002 the Company entered into a three-year consulting agreement beginning March 1, 2002, whereby the consultant provided advice relating to future acquisitions, marketing and promotional activities, securing licensees for future Contact Sports product lines, obtaining debt financing and raising capital. On April 30, 2004, the Company and the consultant entered into a Settlement and Termination Agreement (the "Settlement Agreement"). Among other things, the Settlement Agreement (i) provided for the termination of the consulting agreement, (ii)relieved Alfa from any obligation it had under the
                            (13)
consulting agreement to issue any shares of the Company's common stock ("Common Stock") to the Consultant, (iii)provided for the indemnification of the Company by the consultant with respect to any third party claims arising out of the consulting agreement,
(iv) settled a dispute regarding the Company's offsetting 300,000 shares of Common Stock held as collateral to pay part of a note owed to the Company by a predecessor company to the consultant,
(v)settled the payment of the Note,(vi) provided for the retention by the consultant of the $1,496,871 in fees paid it during the term of the consulting agreement, and (vii)settled outstanding amounts owed to the Company by the consultant. Pursuant to the Settlement Agreement, the Company issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.13 per share or a total of $65,000. The warrant is valid for two years from the date of issue.

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

C. Consulting Agreement:
   ---------------------
Effective June 1, 2004 the Company entered into a two-year consulting agreement whereby the consultant will assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. The Company will pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which is completed by Alfa during the term of the consulting agreement. Pursuant to the agreement Alfa will (i) issue a warrant to the consultant for 250,000 shares of its unregistered and restricted Common Stock at a warrant exercise price of $0.14 per share, and (ii) contingent upon and in proportion to the sale of the remaining 88.675 Units in the Company's ongoing private placement of its stock, pay a fee of up to $700,000 to the consultant, giving consideration to the Company's cash flow from operations. The Agreement is terminable by either party by giving 30days notice in writing.

                            (14)

D. Counsel / Consulting Agreement:
   ------------------------------

In June 2004, the Company issued 100,000 shares of its unregistered and restricted Common Stock to its outside legal counsel in exchange for an agreement with such legal counsel for significantly reduced billing rates for the Company for the two year period beginning June 2004. The agreement between the Company and its outside counsel is memorialized in an exchange of correspondence between them.


NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock The Company is conducting a Private Placement of its securities ("Units"). In August 2003, the Company amended its then-existing agreement (the "Broker-Dealer Agreement") with a registered broker dealer and increased the Private Placement from 150 Units to 200 Units. The Broker-Dealer Agreement was terminated in 2004. The Company thereafter increased the Private Placement to a total of 300 Units and is presently negotiating with another broker-dealer/investment banker to assist the Company with its capital raising and investor awareness programs.

During the nine months ended September 30, 2004, the Company sold
11,213 shares of its Series B Preferred Stock and 448,520 warrants. Net proceeds from sales of the Company's Series B
Preferred Stock totaled $283,548 during the nine months ended
September 30, 2004.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2004, as the conversion would be anti-dilutive after adding back preferred stock dividends to net loss.












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

     Inventory Reserves.   The Company has established inventory
reserves to cover losses anticipated from inventory items becoming either non-saleable or saleable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, or (2) inventory associated with the discontinued retail business at Ty-Breakers. A total of $95,947 of such inventories have been sold or disposed of and along with the associated reserves have been written off in 2004. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will generally be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. Management believes that the Company's reserves are adequate.

                            (16)

Contact Sports
--------------
Contact is in the business of designing, manufacturing and marketing a unique line of fashion-forward athletic and lifestyleapparel. Several collections of basketball athletic shorts andjerseys have been designed and manufactured, in addition to a collection of fashion-right quality T-Shirt designs and a fashionable urban assortment of sweat suits, jackets and outerwear. The entire line is moderately priced with high perceived value for distribution to department and sport specialty stores on both the regional and national levels. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the development and expansion of Contact's business and brand.

Contact launched its product line in the third quarter of 2003 at the MAGIC show held in Las Vegas. The MAGIC show is the premier - twice a year - trade show held by the fashion/apparel business and is attended by thousands of retailers from across the United States and foreign countries. Contact also exhibited at the 2004 MAGIC Shows and plans to continue to do so in 2005.

Holiday 2004 orders (i.e. fourth quarter of 2004) are completed. As of the date hereof,$24,038 of sales have been booked for delivery in the fourth quarter, while $54,864 of consignment inventory is currently being tested in one regional big box sports specialty chain during the Holiday season.

The larger national and regional sporting goods retailers and department stores are generally reluctant to risk carrying an emerging branded product such as Contact Sports. Several high-level meetings with such stores have been held regarding orders for Spring 2005 deliveries of Contact's young men's product. Contact sees the 14 to 29 year old male demographic with the greatest sales volume potential. Samples for the 8 to 20 youth market were produced in the third quarter for presentation to the same regional and national retailers. While buyers for the youth market are typically different and establishing new buyer relationships is required, Contact has presented its line to several of the same young men's target retailers for Spring 2005 test orders. Negotiations for both markets are ongoing. No assurance, however, can be given that such negotiations will result in actual orders, nor can any assurance be given as to the size, if any, of any orders or test orders.

Contact continues to support its product line with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and intends to expand such advertising and marketing efforts on a regional and national basis in line with sales penetration. Contact has created and produced a variety of radio and television ads and
                            (17)
print and billboard advertisements as well as a marketing and public relations campaign aimed at creating demand at the consumer level. The foregoing will be targeted to the geographical areas where the retail stores carrying Contact's products are located.

Additional advertising is planned to be rolled out in 2005 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokes-persons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and popular local radio stations.

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

Contact designs its products in-house. Its apparel products are manufactured by unaffiliated third parties in the United States and Asia.

Contact has also developed a "private label" product line consisting initially of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass market retailers. The Company intends to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created this secondary revenue stream in a manner that will not interfere with or damage the Contact brand. To date Contact is negotiating for several such private label orders and all such product sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained.


                            (18)

Management is focusing on the sales and marketing of Contact's products.

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

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from DuPont's Asian agent. The inability or failure of DuPont to deliver this material to Ty-Breakers would have a material, adverse effect upon the operations of Ty-Breakers.

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


                            (19)

Journey of Light, Inc.
----------------------

BACKGROUND
----------
Journey of Light, Inc. ("JOL") was incorporated on October 14,
2003 under the laws of the State of Delaware. Alfa holds an option to acquire JOL.

     On April 30, 2003, Journey of Light (Jersey), Ltd. ("JOL-Jersey") signed a contract (the "Contract") with the Government of Qatar (the "Government") which contemplates the development, by JOL-Jersey of approximately 200 acres of waterfront real estate in Doha, Qatar (the "Site") and the ownership and operation by JOL-Jersey of the business entities developed on the Site(the "Project").The Contract specifies that the Government will lease the Site to JOL-Jersey for 99 years at the nominal rate of $10,000 per year. On October 17, 2003, JOL-Jersey assigned all of its rights and obligations under the Contract to JOL. On November 1, 2003 JOL, Alfa and JOL-Jersey entered into an agreement (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements between Alfa and JOL-Jersey, whereby: (i) JOL assumed JOL-Jersey's obligations to Alfa that JOL-Jersey had incurred prior to November 1, 2003; (ii) Alfa was issued 100,000 shares of JOL's common stock in exchange for payment by Alfa of ten dollars ($10); and (iii) Alfa was granted an option to acquire JOL (the "Merger Option").

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

Prior to January 2004, JOL and JOL-Jersey had financed their operations principally through cash advances from Alfa. At
September 30, 2004, such advances had been paid in full to Alfa by JOL and at such date JOL had made advances totaling $30,733 to Alfa.

STATUS
------

JOL completed the Feasibility Study for the Project and delivered it to the Government on June 1, 2004. The Contract specifies that
                            (20)
the Government has 60 days after such delivery (i.e. until July 31, 2004) to approve or reject the Feasibility Study. In July, 2004, the Government requested, and JOL granted, an extension of this time limit to September 30, 2004 and subsequently to November 30, 2004. JOL is expecting the Government's decision and comments shortly with respect to the Feasibility Study. Upon the Government's approval of the Feasibility Study (should that occur), the Government will be obligated to reimburse JOL one hundred thousand dollars ($100,000) for a portion of its costs incurred in completing the Feasibility Study. Immediately upon the start of the construction of the Project, the Government is likewise obligated to reimburse JOL an additional nine hundred thousand dollars ($900,000)of such costs. The Contract specifies that JOL and the Government will sign a Final Contract within sixty (60) days after the approval of the Feasibility Study. Under the terms of the Final Contract, if executed, JOL expects, among other things, to be granted a 99-year lease on approximately 200 acres of prime waterfront real estate in Qatar's capital city of Doha.

If and when the feasibility study is approved, the actual construction of Phase 1 of the Qatar Project is presently estimated to require approximately $400 million dollars of construction financing (the "Construction Financing"). The Qatar
Project would be owned and operated by JOL.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space at 111 Port Jersey Boulevard, Jersey City, NJ 07305 is leased by Contact on a month to month basis from an unaffiliated third party.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,2004 vs.
THREE MONTHS ENDED SEPTEMBER 30,2003

Revenue in the third quarter of 2004 was $36,426, an increase of $26,759 as compared to the same period in 2003. The current sales order backlog at Contact is $24,038 and $54,864 of consignment inventory is currently being tested in a multi-store sports speciality retailer in the Mid-West. The cost of sales percentage for the third quarter of 2004 was 71%, which is higher than what the Company believes it will incur once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase

                            (21)
orders. Significant inventories of unsold products are not expected to be maintained by Contact.Selling, general and administrative expenses were $223,285 during the third quarter of 2004, compared to $182,775 in the third quarter of 2003. This increase of $40,510 (22%) was the result of: (1) higher expenses in Contact for salaries, rent, marketing, promotion and administrative charges net of reductions in Contact's trade show expenses.

Contact's marketing and promotional expenditures, including future expenses associated with the trade shows, are expected to continue to be quite substantial as the Company continues to market Contact's product line. Such anticipated marketing and promotional expenditures are contingent upon the Company's ability to obtain additional financing and/or obtain a level of profitable sales that provides positive cash flow from operations.

The Company incurred a net loss of $228,157 during the third quarter of 2004 as compared to a net loss of $175,039 during the third quarter of 2003. The $53,118 (30%) increase in the Company's loss resulted from higher operating costs which were not offset by a sufficient increase in sales. The Company is experiencing continued losses due to an insufficient level of sales.

The Company will need to significantly increase sales in order to attain profitability. Management believes that Contact and the Company will continue to generate negative cash flows for the Company during the second half of 2004 but that a profitable level of sales may be attained in the first half of fiscal year 2005 as a result of Contact's marketing and sales efforts. There can be, however, no assurance that profitable operations will be attained during the first half of 2005.


NINE MONTHS ENDED SEPTEMBER 30,2004 vs.
NINE MONTHS ENDED SEPTEMBER 30,2003

Revenue for the nine months ended September 30, 2004 was $63,054, an increase of $50,296 over the nine months ended September 30, 2004. The current sales order backlog at Contact is $24,038 and $54,864 of consignment inventory is currently being tested in a multi-store sports speciality retailer in the Mid-West. The cost of sales percentage for the nine months ended September 30, 2004, at 68%, was elevated principally due to the Company's public warehousing expenses which were not absorbed by sales revenue. Contact has entered into a service agreement with its public warehousing firm in preparation for anticipated sales activity. The cost of sales percentage in the nine months ended September 30, 2004 was higher than what the Company believes it will incur

                            (22)
once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries a gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $755,081 during the nine months ended September 30, 2004, compared to $479,902 in the nine months ended September 30, 2003. This increase of $275,179 (57%) is primarily attributable to:(1) higher professional fees for accounting services; (2) increased legal fees; (3) increased salary and related fringe costs associated with an additional employee for Contact's sales efforts; and (4) increased rent.

Contact's marketing and promotional expenditures, including future expenses associated with advertising and trade shows, are expected to continue to be quite substantial as the Company continues to market and promote Contact's product line. Such anticipated marketing and promotional expenditures are contingent upon the Company's ability to obtain additional financing and/or obtain a level of profitable sales that provides positive cash flow from operations.

The Company experienced a net loss of $751,861 during the nine months ended September 30, 2004 as compared to a net loss of $473,513 during the same period in the previous fiscal year. This $278,348 (59%) increase in the Company's net loss is attributable to the increases in operating costs discussed above, without the necessary sales increase to offset such expenditures. The Company is incurring continued losses due to its insufficient level of sales.

Contact must substantially increase its sales in order for the Company to attain profitability. Management believes that Contact and the Company will continue to generate negative cash flows in the fourth quarter of 2004 but that positive cash flow and a profitable level of sales may be attained in the first half of fiscal year 2005 as a result of Contact's marketing and sales efforts. No assurance can be given, however, that such positive cash flow or profitable operations will be attained during the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows from operations.
The Company's net losses were $706,801 and $789,511 for fiscal years 2003 and 2002, respectively. The Company's net loss for the nine months ended September 30, 2004 was $751,861.

                            (23)

During the nine months ended September 30, 2004, the Company had net negative cash flow of $188,821 as a result of: (1) $887,492 in funds used for operating activities; (2) $384,390 in funds provided from investing activities; and (3) $314,281 in funds provided from financing activities. During the nine months ended September 30, 2003, the Company had net positive cash flow of $66,054. The unfavorable $254,875 swing in the Company's cash flow for the comparative nine-month periods was the result of:
(1) a $278,348 increase in the Company's net loss in 2004; (2) $61,951 in additional investment in working capital; (3) a favorable swing of $620,582 in cash flows from investing activities due to JOL's repayment of advances and lower investment in equipment; and (4) an unfavorable $535,158 swing in net proceeds from equity financing.

At September 30, 2004, the Company had a working capital deficit of $80,232, compared to a working capital surplus of $523,466 at December 31, 2003. The $603,698 reduction in working capital for the nine-month period ended September 30, 2004 was principally attributable to the loss incurred during the first nine months of 2004, payment of advances and the dividends payable on preferred stock.

The $887,492 in funds used by operating activities in the first nine months of fiscal 2004 resulted from the net loss of $679,387, increases in other current assets plus a reduction in accrued liabilities and reserves.

The $384,390 in funds provided by investing activities in the first nine months of fiscal 2004 resulted from the repayment of $397,197 in advances due from JOL, less $12,429 in capital spending.

The $314,281 in funds provided by financing activities during the period ended September 30, 2004 resulted from $283,548 net proceeds realized from the sale of preferred stock and $30,733 in advances from JOL.

As a result of the foregoing, the Company's cash balance at September 30, 2004 was $2,844, a decrease of $188,821 from cash of $191,665 at December 31, 2003.

The Company is relying solely upon its Contact Sports subsidiary for revenue growth. Marketing, advertising, public relations and promotional campaigns are planned for 2004 and early 2005, concurrent with the delivery of Contact's products to various retail stores. The implementation and continuation of these marketing campaigns is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan and the Company's operations.

                            (24)

Management hopes to raise additional funds through sales of its equity securities. Without the receipt of such additional funds, and absent a substantial increase in Contact's sales, the further implementation or continuation of Contact's marketing and advertising campaigns will have to be scaled down, postponed or cancelled, any of which events would have a materially significant effect on the Company's ability to continue operations. Management can give no assurance that it will be successful in efforts to obtain the necessary additional financing to continue the Company's operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund operations. From the inception of its preferred stock offering through September 30, 2004, the Company had sold 213.175 units for $20,000 per unit, representing 106,588 shares of its Series B Preferred Stock and 4,263,500 of its warrants. During the nine months ended September 30, 2004,the Company sold 11,213 shares of its Series B Preferred Stock and 448,520 warrants. Net proceeds from sale of the Company's Series B Preferred Stock have totaled $2,165,507 since inception of the offering and $283,548 during the nine months ended September 30, 2004. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations, management believes that Contact is positioned to significantly increase its shipments and sales volume in fiscal 2005. Because of the substantial uncertainties discussed herein, however, the Company can give no assurance that it will attain the aforesaid objectives with respect to bookings, shipments or sales in the timetable described, or in any timetable.


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

There have been no significant changes in the Company's internal
Controls or other factors, which could significantly affect internal controls subsequent to the date of the evaluation.

                            (25)

                    PART II   -   OTHER INFORMATION



ITEM 6.    Exhibits and Reports on Form 8-K


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B



Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------


99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3





  (b)      Reports on Form 8-K
           -------------------

On October 7, 2004 the Company filed a Form 8-K which filing discussed the fact that on October 5, 2004 Alfa's Board of Directors authorized and approved the extension of the expiration date to September 30, 2006 for all common stock purchase warrants held by holders of the Company's Series B Preferred Stock.
















                            (26)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
September 30, 2004 on Form 10-QSB of Alfa International Corp.
(the "Registrant");

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




                            (27)

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


Dated: November 22, 2004


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




                      CERTIFICATION PURSUANT TO:
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International
Corp. on Form 10-QSB for the period ended September 30, 2004 (the
"Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

                            (28)

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alfa International Corp.




/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

Dated: November 22, 2004



The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.




                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: November 22, 2004          ALFA INTERNATIONAL CORP.
                                  (Registrant)



                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer







                            (29)