Form 10KSB
period 2004-12-31
ALFA INTERNATIONAL CORP
filed 2005-04-19
CIK 820600

                           FORM 10-KSB
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended December 31, 2004
            -------------------------------------------

                  Commission File Number 0-17264


                      Alfa International Corp.
                      ------------------------

     NEW JERSEY                            22-2216835

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification  Number)
-------------------------------          -----------------------

         350 Fifth Avenue, Suite 1103, New York, N.Y. 10118

              (Address of Principal Executive Offices)
         --------------------------------------------------

     Registrant's telephone number and area code: (212) 563-4141


Securities registered pursuant to Section 12(b) of the Act: None


     Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $. 01 par value
                   -----------------------------
                          (Title of Class)



Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]


The registrant's total revenue for the fiscal year ended
December 31, 2004 was $101,509.

The aggregate market value of the 6,008,203 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on April 15, 2005 was $4,205,742. (SEE: "Market for Common Equity and Related
Stockholder Matters").

As of April 14, 2005 the Company had outstanding 11,305,552 shares of common stock, par value $.01 per share ("Common
Stock")

The Index to Exhibits appears on page 50.

                     Alfa International Corp.
        Table of Contents to Annual Report on Form 10-KSB
                   Year Ended December 31, 2004
                                                           Page
                                                           ----
      Forward-Looking Statements                              4

                            Part I

        Item 1.    Description of Business                   5

        Item 2.    Description of Property                  20

        Item 3.    Legal Proceedings                        20

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    20

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            20

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            28

        Item 7.    Financial Statements                     36

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     36

                          Part III
        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       36

        Item 10.    Executive Compensation                  39

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management        46

        Item 12.    Certain Relationships and Related
                    Transactions                            47
        Item 13.    Exhibits and Reports on Form 8-K        50

Forward-Looking Statements
--------------------------

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

PART I
------

Item 1.     Description of Business
-------     -----------------------

Introduction
------------
Alfa International Corp. ("Alfa" or "the Company") is a holding company, which conducts substantially all of its operations through its two wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports" or "Contact") and Ty-Breakers Corp. ("Ty-Breakers"), both of which are New York corporations. Alfa, Contact Sports and Ty-Breakers are sometimes referred to herein as the "Company". Alfa was incorporated in New Jersey in 1978.

In September 2001, Alfa acquired Contact Sports as a wholly-owned subsidiary. Contact Sports is engaged in the business of designing, manufacturing and marketing a distinctive line of fashion-forward athletic apparel, tee shirts, caps, accessories and outerwear. Alfa presently concentrates the majority of its efforts in three principal areas: (1) the development and expansion of Contact Sport's business and brand-name recognition in the sports fashion industry; (2) its capital raising activities and (3) the possible acquisition of, or merger with, Journey of Light, Inc. ("JOL"), a corporation organized under the laws of the State of Delaware in 2003. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

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

Products, Marketing and Distribution
------------------------------------

Contact Sports
--------------

Contact is in the business of designing manufacturing and marketing a unique line of fashion forward athletic and lifestyle apparel. Several collections of basketball athletic shorts and jerseys have been designed and manufactured in addition to a collection of fashion-right quality T-Shirt designs covering a variety of sports. Also included are a fashionable assortment of sweat suits, jackets and outerwear along with caps and accessories. The entire line is moderately priced with high-perceived value for distribution to national chains, department stores and specialty retailers. The design philosophy is a fashionable, edgy look, and the fabrics are high-quality goods, including cottons, micro fiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the development and expansion of Contact's business and brand.

Contact markets its products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. During 2004, the Company devoted a significant amount of its resources to its sales and marketing efforts. Contact spent fiscal 2004 both establishing and cultivating strategic partnerships with the regional and national department store and athletic store chains, expanding Contact's product offerings and developing new products and designs to keep in step with changing consumer preferences, while upgrading its marketing plans and materials as a result of ongoing market research. The Company is attentive to closing sales with its high probability customers, with a particular emphasis on the athletic retailers who tend to display product for longer periods before discounting and offer smaller discounts overall to their department store and specialty store counterparts.


As resources permit, Contact continues to support its product line with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and intends, as resources permit, to expand such advertising and marketing efforts on a regional and national basis in line with sales penetration. Contact has created and produced a variety of radio and television ads and print and billboard advertisements as well as a marketing and public relations campaign aimed at creating demand at the consumer level. The foregoing will be targeted to the geographical areas where the retail stores carrying Contact's products are located.

Additional advertising is planned to be rolled out in 2005 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact sports brand. Commercials are planned to air - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and popular radio stations.

Early in the first quarter of 2004, Contact hired its Vice President of Sales, who has over twenty-five years of experience selling to the specialty and department store accounts who are Contact's target customers. His mandate is to use his influence and relationships to eliminate the corporate barriers at the national and multi-store regional chains that Contact has targeted as its potential customers. Management believes that the national and regional chains will generate the greatest growth for the Company and sales to such customers will facilitate selling the smaller independently owned retail stores which are focused on buying brands with national appeal.
Contact plans to hire qualified sales representatives with reputations for success in the athletic/urban markets to sell these small independent stores.

To assist in selling all retailers, including the credit-deficient small independent retailers, Contact has entered into a one-year Agreement with a company specializing in factoring receivables. This Agreement commenced in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor. The Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party and currently remains in effect. Contact is considering entering into a new Agreement with the same company that will maintain all of the current factoring provisions but will also add a borrowing provision against receivables. There can be no assurance that such an agreement can be concluded between the Company and its factor on mutually satisfactory terms.

In-house employees attend trade shows and do direct selling to retail accounts. During 2004 the Company participated in both MAGIC Shows held in Las Vegas. The MAGIC show is the premier - twice a year - trade show for the fashion and athletic apparel businesses and is attended annually by thousands of retailers from across the United States and foreign countries. Contact's personnel had specific appointments with several national sporting goods and department store retail buyers and, as a result of those meetings, have conducted several follow up meetings with these buyers at their respective offices. Contact plans to exhibit at the larger of the two yearly MAGIC shows in the third quarter of 2005 which, in 2004, had approximately 110,000 attendees from around the world. Contact plans to move its display space from the more urban street wear section of the show to the athletic area to showcase its athletic fashion items. The Company plans to continue to put a major emphasis on:
(i) developing the Contact line and brand-name recognition through its advertising and marketing efforts; (ii) further development of its introduction of the Contact Sports line to the national and regional specialty sports retail stores and department stores; (iii) supporting Contact's sales efforts with advertising and marketing efforts including customer-specific advertising and marketing programs to drive traffic to the stores carrying Contact's products.

In house Contact personnel continue to call on retailers to solicit orders for Contact's products. Contact's current backlog is $221,000. Orders are now being solicited for back-to-school (i.e. the third quarter of 2005) and for Holiday 2005
(i.e. third and fourth quarters of 2005).

The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact, and, in this regard, the Company has contracted with four professional athletes and three nationally-known recording artists to appear in Contact's print and video advertising campaign and to participate in Contact's marketing campaigns. These athletes and artists participated in the production of Contact's print, radio, T.V., Internet and video advertising campaign. This advertising and marketing campaign is intended to establish and reinforce the Contact Sports brand and to support sales at the consumer level in the retail stores carrying Contact's products. The artists and athletes were under contract with Contact Sports through the end of the first quarter of 2004. These athletes and artists have indicated their willingness to continue to work with Contact in its marketing campaigns beyond the expiration dates of their respective original contracts. The Company is actively pursuing negotiations with the athletes and artists to extend the terms of those agreements, but no assurances can be made at this time that the Company will be successful extending such agreements or in signing new agreements with those individuals.

Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in this campaign. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several national print advertisements featuring the athletes and artists in targeted magazines are now in place to support product deliveries to retailers. Additional national print and outdoor advertising are planned to be rolled out over the course of 2005 in conjunction with product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as crucial to this branding effort. The comprehensive advertising campaign is planned feature the Contact spokespersons in video, voice and print - right down to the product hangtags. The marketing campaign is intended to establish and reinforce the Contact Sports brand. Commercials are planned to air on ESPN, ESPN2, BET, MTV and popular local radio stations.

Contact is and plans to continue to support its sales to retailers with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located. Contact has created and produced radio and television ads, print and billboard advertisements and a marketing and public relations campaign to create demand at the consumer level in the retail stores carrying Contact's products. Advertising in several national magazines directed specifically at our target consumers has appeared in the first half of 2004. While these national print advertisements are designed to create demand at the consumer level and support product deliveries, they also demonstrate the evolution of the brand to retail buyers who are Contact's customers. Contact plans to continue periodic print ads in national magazines to reinforce the brand.

Contact maintains a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S., many of whom often visit New York for various "market weeks". During all of 2004 and the first quarter of 2005, Contact has made presentations at its showroom to a variety of retailers, including several major retailers. Attendance at industry trade shows, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events as well as video presentations for major customers and a worldwide web presence, will supplement Contact's marketing efforts. The Company plans to expend a significant amount of its resources on the marketing effort for Contact's products and on a "brand awareness" campaign.

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

Contact has developed a "private label" product line consisting initially of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass-market retailers. The company intends to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label, and in select cases under stores own brand labels, to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created this secondary revenue stream in a manner that will not interfere with or damage the Contact brand. To date Contact has received several such private label orders and all such product sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained.

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

Contact's two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, founder and former chief executive officer of The Sports Authority expired in January 2005. Mr. Smith provided the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers. Mr. Smith has made several key appointments for Contact with various large retailers. Contact maintains a good relationship with Mr. Smith and is contemplating a new agreement with him.

Contact may also call on Mr. Smith in the near future on a project specific basis for a yet-to-be determined consulting fee.

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

Contact designs its products in-house but has its apparel products manufactured according to its specifications by unaffiliated third parties in the United States and Asia and management believes that Contact's products are of comparable or better quality than similar athletic products offered at the same price points by other manufacturers.

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates. As a direct result of these efforts, Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of various apparel products.


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

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water-resistant, windproof and printable. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify Ty-Breakers' proprietary patented fabric material. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Under a Patent License Agreement executed by Ty-Breakers and Du Pont in December 2000, Ty-Breakers granted Du Pont the exclusive right to manufacture and sell the Kensel material and Du Pont agreed to pay royalties to Ty-Breakers on all such sales. During the first quarter of 2003, DuPont elected to discontinue manufacturing and selling all Kensel fabrics and terminated the Patent License Agreement. Ty-Breakers' final royalty payments from Du Pont were not material. Since the first quarter of 2003, Du Pont has recommended Ty-Breakers several times to potential customers as the source for Kensel. Du Pont presently produces all of the Tyvek material.

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


ALFA
----

Alfa continues to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of, or merger, with, Journey of Light, Inc., a Delaware corporation ("JOL").

JOURNEY OF LIGHT, INC.
----------------------

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option ("Option") to acquire JOL, as such Option was amended in March 2005. JOL and Alfa are presently discussing a proposed acquisition of JOL by Alfa, but terms of any such acquisition, if it occurs, may be different from the terms outlined in the Option and such terms have not been finalized as of the date hereof. (See Item 12, "Certain Relationships And Related Transactions".)

JOL is a privately-held company and has been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar with the ownership and operation by JOL of the business entities developed on the site. This real estate development project, known as Qutopia, originally included a theme park, hotels, office towers, retail facilities and residential villas and apartments. The Qutopia project at Qatar has been delayed by the State of Qatar and negotiations are ongoing between the State of Qatar and JOL. The originally proposed project in Qatar will likely be amended through the current negotiations and management of JOL believes that the resulting project, while different from Qutopia, will result in a more profitable project for JOL in Qatar. However, no assurance of the foregoing - nor of the ultimate outcome of these ongoing negotiations - can be given at this time.

Management was approached to propose the Qutopia project to the Oman government in the Sultanate of Oman. Given the delays in Qatar, JOL management visited Oman for discussions in November 2004. A full formal presentation of the Qutopia project was presented to seven Omani Ministers on February 12, 2005. JOL's President met with the Omani Minister of Tourism on March 1, 2005 to deliver the requested JOL due diligence documents.

After approval of the Qutopia project by the Sultan of Oman, a letter was received by JOL in New York on March 15, 2005 from the Minister of Tourism of Oman stating, in part, the government of the Sultanate's approval of the Qutopia project as well as their willingness to proceed on the remaining steps leading to the implementation of the project at the earliest time possible. JOL's management (along with it's strategic partner) met with the Minister of Tourism and other government authorities during the week of April 7, 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Muscat, Oman. Among other things, it was agreed at this meeting that (1) the Sultanate would provide the 800,000+ square meters of beachfront land to JOL for Qutopia and (2) the government would be an equity participant of between 10% to 20% in the Qutopia project. JOL (and its strategic partner J&P) then met with the lead counsel of the Sultanate of Oman and, as of the date hereof, are preparing & submitting the required documents for the preparation of the definitive contract with the government of Oman. Since the contract process may take some time, the government has agreed to send JOL within the next few weeks a "memorandum of understanding" memorializing the agreement of the parties.

The implementation of Qutopia in Oman will have no effect on JOL's contractual agreement with the State of Qatar - where negotiations continue to be ongoing.

The Qutopia project at Muscat, Oman is planned to be an integration of cultural, educational and entertainment activities including hotels, commercial and residential components and a theme park and exhibitions - all of which will be owned and operated by JOL. Additionally, it includes the construction and sale by JOL of approximately 2,000 residences (the exact number of residences being subject to final site study & master planning by JOL). It will be located on land provided by the Sultan of Oman in the Seeb area which is nearby the Muscat International Airport and adjacent to the largest ongoing government-sponsored tourist development in the country
- The Wave Project.

Qutopia's development and construction costs in Oman are presently estimated at $1.048 billion. The 2,000 residences will account for approximately $700 million of that cost. It is presently estimated that these residences will be sold for approximately $1.2 billion, based upon current market conditions for similar homes in Oman. The approximately $350 million balance of the construction costs will be utilized to build hotel, retail and rental property businesses to be owned and operated by JOL. The foregoing estimates were originally conceived for nearby Qatar and are believed by JOL management to reflect the market facts in Oman as well - but are subject to refinement based on JOL's detailed market study of the Oman market specifically.

In addition to providing the 800,000 square meters of prime land for the project, the Government has indicated its willingness to be a financial investor with JOL in the Qutopia project. According to the negotiations concluded recently, the Government's financial equity stake will consist of (i) the value of the land at a discounted price, plus (ii) cash equal to the difference between (i) and their 10% or 20% equity stake in the Qutopia project. JOL (with the assistance of J&P) will now begin serious talks with its financial advisors and investment bankers regarding the structure of the necessary construction financing.

Competition:
------------

The athletic apparel business in the United States is a highly-competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact possesses and is characterized by heavy advertising, promotion and price competition. Several such competitors have already-established brands. However, within its niche of fashion athletic and lifestyle apparel, management believes that Contact's proprietary designs and artwork, combined with its planned advertising and promotional campaigns, will make its products stand out. Contact believes it can successfully compete in this highly competitive marketplace through a combination of unique and distinctive product designs, superior quality offerings, competitive pricing and aggressive brand-building efforts. Management believes that a significant effort will be required for Contact to establish the brand identity necessary for the Company's ultimate success. Contact has begun and intends to continue such brand-building/brand-awareness efforts. Contact holds a U.S.-registered trademark on the name "Contact Sports". (SEE: Products, Marketing & Distribution, and "Patents, Copyrights and Trademarks")

Ty-Breakers is aware of only two other competitor companies in the U.S which sell imprinted Tyvek apparel and at least two other non-U.S. companies. Moreover, the Company is certain that no U.S. company is marketing Kensel apparel for which Ty-Breakers holds the U.S. patent. (SEE: "Patents, Copyrights and Trademarks"). Ty-Breakers is also directly and indirectly in competition with other consumer goods manufacturers and promotional and premium companies, all of which are in highly competitive industries. Most of these companies have substantially greater financial, managerial and personnel resources than Ty-Breakers possesses.

Manufacturing and Production:
-----------------------------

Contact does not own or directly operate any manufacturing or production facilities and has no future plans to do so. The Company contracts with various unaffiliated manufacturers, screen printers and cut and sew contractors in the United States and Asia to manufacture its products in accordance with Contact's design, specification and production schedules.

Contact does not engage in any significant research and development activities but does incur a modest amount of non-recoverable costs associated with manufacturing samples for new fashion collections. Such samples are generally used by Contact's sales people for display at trade shows and showrooms and to make sales presentations to retail customers. Contact's production requirements are manufactured pursuant to specific purchase orders, and management does not plan to maintain significant inventories. Management may, from time to time, elect to maintain inventories of what it perceives as specific, fast-moving products for the purpose of re-orders or fill-in orders. Contact's investment in inventory is expected to grow relative to sales, but its philosophy of manufacturing products only against confirmed customer orders will not change radically. Contact presently purchases its raw material requirements from several domestic and overseas suppliers and cut and sew contractors. There are many such suppliers with competitive pricing available. The Company does not believe that the loss or inability of any such supplier or contractor to deliver goods or manufacture products for Contact would have a material, adverse impact on Contact's business or operations. Moreover, the Company uses overseas cut and sew contractors who provide a full package turn-key service (i.e. they source and/or supply all fabric, markers, patterns, accessories, hang tags, hangers, etc.) and deliver only finished goods to Contact. Contact believes it maintains a good working business relationship with its contractors and suppliers but does not have any written agreements with them.

The designs for Contact's products are executed in-house by Contact's designer. Certain designs are conceptualized in-house and then contracted to independent designers and/or artists where they are executed under the supervision of Contact's designer. All copyrights to all artwork executed by such independent designer/artists are the property of Contact. (See:
"Patents, Copyrights and Trademarks"). Apparel designs are typically created in collections, each with a distinct range and fabrication and usually consist of several coordinated items including shorts, jerseys, T-Shirts, pique shirts, shooting shirts and pants in several different colorways. Currently the Company has designed five distinct collections all at moderate price points. Retail buyers have the ability to choose from multiple coordinated apparel items from each collection. Moderately priced coordinated separates are also designed in various fabrications and colorways. Contact actively monitors the retail marketplace to determine and react to changes in consumer preferences and trends.

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material, adverse effect upon the operations of Ty-Breakers. Ty-Breakers has never had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs, nor does it anticipate a shortage in the foreseeable future. Ty-Breakers believes it maintains a good working business relationship with Du Pont and its Asian agent. The artwork and design of client's logos and images for the Tyvek and Kensel apparel in the Custom Business is usually coordinated with the client's advertising personnel.

Patents, Copyrights and Trademarks
----------------------------------

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

Governmental Regulation
-----------------------

The Company does not require any governmental approval of its Products, nor does the Company anticipate any negative effects on its business from any existing or probable governmental regulations. The Company has no costs or effects on its operations associated with compliance with any local, state or federal environmental laws.


Employees and Sales Representatives
-----------------------------------

Contact engaged and dismissed several independent sales representatives throughout 2003 and into the first quarter of 2004. Pioneering efforts by independent sales reps and rep groups typically selling multiple product lines, often with competing products, were problematic. The larger national and regional sporting goods retailers and department stores are generally reluctant to risk carrying an emerging branded product such as Contact Sports. Contact Sports presently has no independent sales representatives. As Contact's in-house sales people achieve a more broad distribution of product to its target customers Contact's objective is to attract and hire qualified independent sales reps that will then have the benefit of testimonials from specific retailers where the product has already been placed. Alfa presently has three employees, two of whom are officers and directors of Alfa and one of whom is a director of Alfa. Alfa has employment agreements with those latter three individuals. A fourth individual, formerly an employee and Vice President of Sales of Contact Sports, had an employment agreement with Contact. Effective January 15, 2005, this individual became a consultant to Contact, and his employment agreement was terminated. A fifth individual who handles the Company's accounting functions also works as a consultant for the Company. The Chief Executive Officer of Alfa serves as a director of each of Alfa's wholly-owned subsidiaries, and the other two Alfa employees, who are an officer/director and director, respectively, of Alfa, each serve as officers & directors of Alfa's wholly-owned subsidiaries. (See "Directors and Executive Officers of the Registrant" and "Executive Compensation")


Item 2.     Description of Property
-------     -----------------------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact Sports under a lease expiring February 28, 2013. The lease specifically permits Alfa and Ty-Breakers to co-occupy the space. The Company also leases warehouse space at 111 Port Jersey Boulevard, Building 4, Jersey City, N.J. 07305 on a month-to-month basis.




Item 3.      Legal Proceedings
-------      -----------------

The Company knows of no material legal proceedings pending or threatened against it or any of its subsidiaries which, in the opinion of management, would have a material, adverse effect upon the Company's business or operations.




Item 4.     Submission of Matters to a Vote of Security Holders

-------     ---------------------------------------------------

None.

PART II
-------

Item 5.     Market for Common Equity and Related Stockholder
            Matters.
-------    --------------------------------------------------

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


                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---


3/31/03            0.30         0.30
6/30/03            0.35         0.30
9/30/03            0.40         0.40
12/31/03           0.15         0.12
3/31/04            0.20         0.20
6/30/04            0.13         0.13
9/30/04            0.08         0.08
12/31/04           0.35         0.32

At December 31, 2004, Alfa had 11,305,552 shares of its Common
Stock issued and outstanding, and there were approximately 1,853 holders of record of such Common Stock.

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

Preferred Stock
---------------

At December 31, 2004, Alfa (or the "Corporation") had 107,400 shares of its $0.01 par value Series B convertible preferred stock (the "Preferred Stock") issued and outstanding. During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B Preferred Stock, par value $0.01, at a price of $40 per share. In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock , with the voting powers and preferences and rights as hereinafter set forth:

Price per Share:   $40

Dividends:

(1) The holders of the shares of Preferred Stock (the "Preferred Shares") shall be entitled to receive, out of funds or out of shares of the Corporation's Common Stock legally available therefore, dividends at the annual rate of $2.00 per Preferred Share, either in shares of Common Stock or in cash, at the sole option of the Company, on the "Conversion Date" or on the "Redemption Date" (as those terms are hereinafter defined), and no more, payable in preference and priority to any payment of any cash dividend on the Common Stock or any other shares of capital stock of the Corporation. Such dividends shall be payable to the holders of record of the Preferred Shares on the close of business on either the Conversion Date or on the Redemption Date, as the case may be, (such date is referred to hereinafter as the "Dividend Payment Date"), provided that, before any dividend may be paid with respect to the Common Stock, or any other distribution of corporate assets made thereon, holders of the Preferred Shares shall receive all dividends accrued thereon.

2) Each of such annual dividends shall be fully cumulative and shall accrue, whether or not declared, without interest, from the first day of the period in which such dividend may be payable as herein provided.

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

As of December 31, 2004, the Company paid dividends of $352,190, comprised of $17,015 for the year ended December 31, 2002, $127,337 for the year ended December 31, 2003 and $207,838 for the year ended December 31, 2004, in shares of Common Stock of the Company at a value of $1.00 per share.


Conversion:

The holders of the Preferred Shares shall have conversion rights as follows:

(1) Mechanics of Conversion


    In order for a holder of Preferred Shares to convert all or some portion of the Preferred Shares into shares of Common Stock, and subject to the restrictions set forth herein, such holder shall surrender the certificate or certificates for such Preferred Shares [the "Preferred Share Certificate(s)"] at the office of the transfer agent of the Preferred Stock (or the principal office of the Corporation, if the Corporation serves as its own transfer agent) together with written notice as set forth in the conversion certificate executed by such holder ("Notice") that such holder elects to convert all or a specified number of Preferred Shares represented by such Preferred Share Certificate(s), provided that conversion shall not be permitted with respect to less than 100 Preferred Shares at any one time unless such shares represent the full amount then convertible as set forth herein, and accompanied, if required by the Corporation, by such holder's blank executed stock power. The "Conversion Date" shall be the date of receipt of such Preferred

Share Certificate(s) and Notice by the transfer agent (or by the Corporation, if the Corporation serves as its own transfer agent). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder of the Preferred Shares, a certificate for the number of shares of Common Stock to which such holder shall be entitled.

(2) Right to Convert

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

(3) Reservation of Shares of Common Stock

     The Corporation shall, for so long as there are Preferred Shares outstanding, reserve and keep available out of its authorized but un-issued shares of Common Stock, for the purpose of effecting the conversion of the Preferred Shares, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Preferred Shares, and the Corporation will use its reasonable best efforts to take the action necessary to increase the number of reserved shares from time to time, if needed, and to increase the number of authorized shares of Common Stock if such an increase becomes necessary to permit exercise of the Conversion Right.

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

3) Subject to the provisions hereof, the Board of Directors of the Corporation shall have authority to prescribe the manner in which the Preferred Shares shall be redeemed. Any Preferred Shares so redeemed shall be permanently retired, shall no longer be deemed outstanding and shall not under any circumstances be reissued, and the Corporation may from time to time take such appropriate action as may be necessary to reduce the authorized Preferred Shares accordingly.

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


The transfer agent for Alfa's Common Stock is Continental Stock
Transfer and Trust Company, 17 Battery Place, New York, New York
10004.

The transfer agent for Alfa's Preferred Stock is Alfa
International Corp., 350 Fifth Avenue, Suite 1103, New York, New
York 10118.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------  -------------------------------------------------


The financial statements for fiscal years 2004 and 2003 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports and Ty-Breakers.

During 2004, Alfa concentrated on (1) building its Contact Sports subsidiary's business and brand awareness, (2) its capital raising activities and (3) the pursuit of a possible acquisition of Journey of Light, Inc., a corporation organized in October, 2003 under the laws of the state of Delaware ("JOL").


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

Inventory Reserves.   Inventory reserves have been
established to cover losses anticipated from inventory items having become either un-saleable or saleable only at greatly reduced "close-out" prices due to: (1) obsolete inventory acquired at the time of the acquisition of Contact Sports, and
(2) inventory associated with the discontinued retail business at Ty-Breakers and (3) inventory carried by Contact Sports and manufactured subsequent to acquisition, which goods are deemed to have no commercial sales value. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close-out basis at the end of each season. Management believes its inventory reserves are adequate.

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

The following discussion will highlight the activities of the Company's business activities for the 2003 and 2004 fiscal years.


Results of Operations:

Fiscal Year Ended December 31, 2004 Compared to
Fiscal Year Ended December 31, 2003

In connection with targeting national department stores and sport specialty chains as an integral component of its marketing plan, Contact hired a Vice President of Sales in February 2004. Bringing this sales executive on board occurred later than anticipated, delaying the company's introduction of its product line into this major market sector. The Company's revenues in 2004 were $101,509, an increase of $83,995 (480%) from fiscal year 2003. This revenue increase resulted from $30,734 in management service revenue from an affiliate, $21,720 additional net sales at Contact and a $31,541 improvement in Ty-Breakers' revenue. Contact's current backlog as of the date hereof is $221,000. No royalty income from Ty-Breakers' Patent License Agreement with Du Pont is expected in the future as the Patent License Agreement was terminated in 2003. The cost of sales percentage was 162% for fiscal 2004 and 97% in fiscal 2003. The deterioration in the cost of sales percentage in fiscal 2004 was primarily a result of: (1) significant price markdowns at Contact to close out old inventory on goods from a previous season; (2) the establishment of a reserve related to writing down obsolete inventory on hand at December 31, 2004; and (3) the effect of warehousing costs on the low sales volume, the foregoing partially mitigated by the beneficial effect from management service revenue in Alfa International.


While it is expected that Contact will continue to close out excess inventory at the end of a season, the cost of sales percentages incurred in fiscal 2003 and 2004 are not reflective of Contact's targeted pricing structure, which typically carries a gross profit margin of approximately 50%. Moreover, Contact's inventory investment going forward, while expected to increase in line with sales growth, is not expected to consist of a significant level of "risk inventory" since inventory will primarily be manufactured and sold pursuant to specific purchase orders. Inventory, net of reserves, decreased $38,547 as of December 31, 2004 compared to December 31, 2003, as a result of the sale of a significant portion of Contact's finished goods inventory on hand at December 31, 2003, without a concomitant investment in inventory during fiscal 2004, and the establishment of additional reserves related to inventory on hand at December,31, 2004. Management believes that its inventory reserve of $17,158 at December is adequate. Contact's business plan calls for it to build inventory primarily against approved purchase orders while maintaining moderate amounts of inventory for fill-in orders on fast-moving items.

Selling and marketing expenses of $298,937 in fiscal 2004 were $63,148 (27%) above fiscal 2003 expenses of $235,789. This increase was wholly attributable to salary and associated expense due to hiring a Sales Vice President at Contact in February 2004. These increased expenses were partially offset by reductions in show expenses, promotional expenditures and sampling. While Contact has a continuing commitment to its promotional, advertising and marketing strategy, capital resources required a scaling back of its marketing program during 2004. At present management cannot predict if this scaling back of its marketing program will continue through fiscal 2005.

General and administrative expenses of $656,063 in fiscal 2004 were $185,556 (39%) higher than the $470,507 incurred in fiscal
2003, the result of higher professional fees, consulting fees and rent, partially offset by lower salary expenses.


The Company sustained a net operating loss of $1,020,624 during fiscal 2004, which operating loss was $313,823 (44%) higher than the net operating loss of $706,801 for fiscal 2003. The higher net operating loss was attributable to: (1) a $63,157 decline at the gross profit line, from the sale by Contact of out-of-season inventory at significantly reduced prices, plus the establishment of inventory reserves for inventory held by Contact at December 31, 2004, the aggregate negative impact of which was partially offset by improvements in Ty-Breakers' gross margin on increased sales and management service revenue in Alfa International; (2) $63,148 in higher sales and marketing expenses; (3) a $185,556 increase in general and administrative costs; and (4) $1,964 in higher non-operating costs.

The continued losses for the Company are attributable to the failure to attain a sufficient level of sales. The Company will need to substantially increase its sales in order to attain profitability. Management believes that it now has the personnel in place to begin to generate significant sales. Contact's planned marketing and promotional expenditures - which, provided cash resources are available, are expected to continue to be significant - and will continue to result in operating losses and negative cash flows in 2005. Management believes that the Company will generate sufficient sales to attain operating profitability once it is able to sell its products to national sports specialty retailers and department stores and to the specialty regional multi-store chains. This is expected to occur during the second quarter of 2005 (for delivery in the fall of 2006). Contact plans to support such sales with its planned advertising and marketing campaign during fiscal 2005 concurrently with delivery of its products to such retailers' stores. Contact further expects that it will reap benefits during fiscal 2005 and beyond from its Agreement (which expired in January 2005) with Jack A. Smith, founder and former CEO of The Sports Authority and that such benefits will help it achieve its sales and marketing goals.

Contact's management believes that the small independent retail stores, including the "Mom and Pop" stores, tend to follow the buying habits of their larger counterparts and feel more secure in following the regional and national trends with respect to apparel products. The national accounts, and to a lesser degree the regional accounts, tend to be very cautious with new and emerging apparel lines. A selling strategy focused on the national accounts requires passing the corporate barriers, creating relationships of trust with the buyers and General Merchandise Managers and establishing their confidence that Contact Sports will deliver as promised. All of these efforts are currently ongoing with both national and regional chains.

Management plans to continue focusing primarily on the sales and marketing of Contact's products. Contact plans to recruit additional employees and sales representatives to sell its products to retail stores throughout the United States. Negotiations with major retailers and regional specialty stores are ongoing by Contact's Vice President of Sales and in-house personnel.

Alfa will need to raise significant capital in order to finance its marketing plan for Contact. As of December 31, 2004, the Company had no cash balance, and, as of April 14, 2005, its cash balance was approximately $45,000. Implementation of Contact's marketing plan is the pre-requisite for the Company's attaining a profitable level of sales by the end of 2005 or in 2006. There can be no assurance that the Company will be able to raise the amount of funds necessary to implement Contact's marketing plan.

No significant capital expenditures were incurred during fiscal year 2004, and none are anticipated during fiscal 2005.

Liquidity and Capital Resources

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $1,020,624, $706,801 and $789,511 in fiscal 2004, 2003 and 2002, respectively, an aggregate net loss of $2,516,936 for those three fiscal periods. These losses include charges of $87,324, $151,520 and $245,791 in fiscal 2004, 2003 and 2002, respectively, an aggregate of $484,635, covering advertising, marketing, promotional and show expenses for Contact. In addition, the Company incurred expenses of approximately $60,000 during fiscal 2004 and $75,000 during fiscal 2003 in consulting fees for administrative, managerial and marketing services directly related to Contact's marketing strategy.

At December 31, 2004, the Company had a working capital deficit of ($162,116), compared to working capital of $523,466 at December 31, 2003. This decrease of $685,582 is primarily attributable to: (1) a $622,486 decrease in current assets as a result of: (a) a $191,665 decrease in cash; (b) a $397,179 decrease in a receivable from an affiliated party; (c) a $38,547 decline in inventories; and (2) a $63,086 increase in current liabilities as a result of: (a) $53,235 in additional accounts payable; (b) $52,596 in loans from an affiliate; (c) $23,466 additional accrued payroll liabilities, less (d) $66,225 in lower accrued liabilities and payments to consultants.

At December 31, 2004, the Company had $63,625 in current assets, consisting primarily of $13,449 in receivables and $44,682 inventory net of reserves, and $5,494 of other current assets. The Company's current liabilities at December 31, 2004 totaled $225,741, consisting principally of $119,951 in accounts payable and accrued liabilities, $52,596 in loans due to an affiliate and $53,180 in accrued payroll.

Funds used by operating activities in fiscal 2004 were $944,819, attributable primarily to the net loss of $1,020,624, less aggregate funds of $76,701 from additions to accounts payable and accrued payroll liabilities.

Funds provided by investing activities in fiscal 2004 were $384,750,due to $397,197 in payments from an affiliate, less
$12,429 in capital expenditures.

Funds totaling $368,404 were provided by financing activities in fiscal 2004, primarily from proceeds from the sale of preferred stock and loans from an affiliate.

As a result of the foregoing, the Company had no cash balance at December 31, 2004, a decrease of $191,665 from December 31,
2003.

The Company will rely principally upon Contact for revenue growth. As previously discussed, a comprehensive marketing, advertising, public relations and promotional campaign is scheduled in 2005, concurrently with the delivery of Contact's products to various retail stores. The implementation and continuation of these marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan. Without the receipt of additional funding, and without the Company's ability to substantially increase sales in its Contact Sports subsidiary, the launch and implementation of its marketing and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would significantly affect its ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund Alfa's and Contact's operations. In fiscal 2004, the Company sold 12,025 shares of its Series B Convertible Preferred Stock to private investors at $40.00 per share and received aggregate net proceeds of $312,088 during fiscal 2004 and $2,191,945 since inception of the offering.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company. This condition is expected to continue during fiscal 2005.


Risk Factors
------------

As discussed just prior to Item 1, "Description of Business", certain statements made in this report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include: the success or failure of Alfa's continuing efforts to secure additional financing; the success or failure of Contact's efforts to employ additional sales personnel; the success or failure of Contact's planned sales, marketing, public relations and promotional campaigns; Contact's success or failure in securing additional agreements with major professional athletes and recording artists to act as spokespersons for Contact and appear in its advertising campaigns; the acceptance in the marketplace of Contact's product line; the success of Contact's various other marketing initiatives; the uncertainty associated with the success of Journey of Light Inc's. efforts relative to its project in Qatar and its ongoing negotiations with the Government of Qatar (See "Certain Relationships and Related Transactions."); the uncertainty associated with the success of Journey of Light Inc's. efforts relative to its ongoing contract negotiations with the government of the Sultanate of Oman relating to a major real estate project in Oman (See "Certain Relationships and Related Transactions.");the uncertainty regarding Alfa's possible acquisition of Journey of Light, Inc.; the uncertainty of the growth of the market for Contact Sports' products; and, to a lesser extent, the ability of Ty-Breakers to continue to secure custom orders.



Item 7.     Financial Statements
-------     --------------------

The response to this item is submitted as a separate section to this report commencing on Page F-1.


Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure
-------     -------------------------------------------------

None

                          PART III
                          --------


Item 9.     Directors, Executive Officers and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
-------     --------------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           60       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      51       Vice-President, Secretary and
                                   Director

Kye V. Giscombe           35       Director

Salvatore J. Bucchere     61       Director

Kevin O. Green            57       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held New York company which had extensive overseas activities between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business, assets and patent, changed its name to Ty-Breakers Corp. and was acquired by Alfa on January 23, 1997. Mr. Drohan serves as a Director and Chairman of the Board of Alfa's wholly-owned subsidiary, Ty-Breakers Corp., and as Chairman of the Board and Chief Executive Officer of its wholly-owned subsidiary, Contact Sports, Inc.

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

Kye V. Giscombe founded Contact Sports in 1999 and, since September 2001 when it was acquired by Alfa, he has served as the President and Chief Operating Officer of Contact as well as a Director. Mr. Giscombe is also a Director of Alfa. A native New Yorker who grew up in and around the urban athletic scene, Mr. Giscombe was educated at John Jay College and the Fashion Institute of Technology of New York. Mr. Giscombe's uncanny eye for style and ability to design athletic apparel landed him the job as designer of custom high school and college team uniforms for Gotham City Sports in New York. Mr. Giscombe has extensive experience designing, from a flat sketch to a working sample, textile and graphic design and presentation boards. His athletic experiences include high school and college basketball, many years in track and field and over seven years on the gridiron. Mr. Giscombe continues to be involved in the urban basketball scene, and his intimate involvement in the creation of Contact and its products, his design and marketing skills and his vast network of associates in the worlds of athletics and music will continue to be of critical importance to Contact's success.

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982, he was Executive Vice President of Custom Carburetor Co., and, from 1982 until its dissolution in 2003, he was Chairman of the Board and controlling shareholder of Columbia Products Co., formerly a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States.

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

At December 31, 2004, the Board of Directors of Alfa consisted of Frank J. Drohan, Charles P. Kuczynski, Kye V. Giscombe, Salvatore J. Bucchere and Kevin O. Green. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no fees for acting as such but receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.


Compliance With Section 16(a) of the Exchange Act


The Officers, Directors and those beneficially owning more than 10% of a small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

Item 10.     Executive Compensation
-------      ----------------------

The following table sets forth information relating to the aggregate cash compensation received by the then-current Executive Officers of the Company for services in all capacities during the calendar year ended December 31, 2004 for (i) the Chief Executive Officer, (ii) each then-current executive officer whose total cash compensation exceeded $100,000 and
(iii) all then-current executive officers of the Company as a group.

SUMMARY COMPENSATION TABLE
--------------------------


Name and Principal        Cash      Accrued        Other Annual
      Position      Year  Salary    Salary         Compensation
------------------  ----  ------    -------        ------------

Frank J. Drohan,    2004     79,167     45,833             None
Chief Executive
Officer

All Executive       2004    197,917     45,833             None
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

Pursuant to a written employment agreement, Contact was obligated through December 31, 2006 to pay its President and Chief Operating Officer, Mr. Giscombe, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and Mr. Giscombe, effective October 1, 2004, the Company discontinued making salary payments to Mr. Giscombe. Further, Mr. Giscombe has waived any salary payments that would have been due under Mr. Giscombe's employment agreement. However, as funds have become available to the Company, some partial payments have been made to Mr. Giscombe.

Pursuant to a written employment agreement, Alfa was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $55,000, plus an additional bonus based on a combination of net sales and earnings before taxes. In September 2003, Alfa increased Mr. Kuczynski's annual base salary to $75,000. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Company discontinued making salary payments to Mr. Kuczynski. Further, Mr. Kuczynski has waived any salary payments that would have been due under Mr. Kuczynski's employment agreement. However, as funds have been available to the Company, some partial payments have been made to Mr. Kuczynski.

Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements was terminable by Alfa and Contact, respectively, as of December 31, 2003, provided that net sales for 2003 was not at least $1,000,000. The Company elected to not exercise its option at that time to terminate those individuals' employment agreements. Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements provided for a signing bonus of 200,000 shares of Common Stock and for an option to purchase 50,000 shares of Common Stock at $.25 per share during each of the first 5 years of their respective employment terms. While the Company and Messrs. Giscombe and Kuczynski have mutually agreed that the Company no longer has any liability to them for salary payments, as discussed above, the Company intends to grant to each of them the stock options remaining under their respective employment agreements.

The Company's outside Directors received a stipend for their attendance at its 2004 annual meeting. There was no other remuneration paid to any Director during the fiscal year ended December 31, 2004, and the Company does not intend to compensate any of its inside Directors for their serving as members of its Board during the current fiscal year ending December 31, 2005. On November 14, 2004, the Company awarded options to purchase 30,000 shares of its common stock to each of its two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.17 per share. The options expire five years after the date of the grant. Effective January 1, 2004, 10,000 of such options vested to each of Messrs. Bucchere and Green. Effective January 1, 2005, an additional 10,000 options vested to each of Messrs. Bucchere and Green. Effective January 1, 2006, an additional 10,000 options shall vest to each of Messrs. Bucchere and Green, provided the respective individual is still a Director of Alfa as of that date.

In February 2004, Contact hired a Vice President of Sales. Contact and this individual entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 (the "Interim Agreement"). Under the provisions of the Interim Agreement, the Company had the option to elect, at its sole option during or at the expiration of its term, to employ the individual for a longer period. If the individual had agreed to accept employment beyond June 30, 2004, Contact and the individual were to execute another agreement (the "2004 Employment Agreement") relating to such continued employment. Under the terms of the Interim Agreement, Alfa would have been obligated to pay this individual ratably an amount based upon an annualized base salary and, in addition, the Interim Agreement provided for a performance bonus. During the term of the Interim Employment Agreement the Company also provided the individual with customary fringe benefits. At June 30, 2004, the Company and the individual agreed to extend the Interim Agreement until August 31, 2004. Subsequent to August 31, 2004, the individual continued to work for Contact under the terms of the Interim Agreement. In accordance with a Letter Agreement (the "Letter Agreement") dated January 15, 2005, the individual ceased to be an employee of Contact effective January 15, 2005. Effective January 16, 2005, the individual became a consultant to Contact, providing services identical to those the individual had performed as an employee of Contact. Alfa also granted the individual an option to purchase up to 50,000 shares of its common stock at a purchase price of $.10 per share, such option valid until January 15, 2007, but not exercisable until after April 1, 2005 and only then if the individual is still engaged as a consultant to Contact at the time of such exercise. As of

April 15, 2005, the individual has not exercised any such options.

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

B. Consulting Agreement:

In January 2003, the Company entered into an agreement (the "Smith Agreement") with Jack A. Smith, the founder and former Chief Executive Officer of The Sports Authority - one of the largest sports specialty retailers in America. Mr. Smith provided the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former President of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers. The Smith Agreement expired in December 2004. The Smith Agreement, as amended, required (i) remuneration of $120,000 over the term of the agreement and (ii) the issuance to Mr. Smith of shares of the Company's Common Stock. In February 2003, pursuant to the Smith Agreement the consultant was issued 314,688 shares of Common Stock and, in June 2004, pursuant to an amendment to the Smith Agreement which reduced the total cash fee from $180,000 to $120,000 Mr. Smith was issued an additional 50,000 shares of Common Stock.

C. Consulting Agreement:

Effective June 1, 2004 the Company entered into a two-year consulting agreement whereby the consultant would assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. This consulting agreement was terminated by the Company on April 1,2005. The Company would pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which was completed by Alfa during the term of the consulting agreement. No such fee was or will now be paid. Pursuant to the agreement Alfa (i) issued a warrant to the consultant for 250,000 shares of its unregistered and restricted Common Stock at a warrant exercise price of $0.14 per share, and (ii) contingent upon and in proportion to the sale of the remaining 88.675 Units in the Company's private placement of its stock, paid fees to the consultant as outlined in the consulting agreement. The Agreement was terminable by either party by giving 30 days notice in writing, which notice was given by Alfa to the consultant on April 1,2005.

D. Counsel / Consulting Agreement:

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

E. Consulting Agreement:

Effective December 20, 2004 the Company entered into a two-year consulting agreement whereby the consultant would assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. The Company would pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which was completed by Alfa during the term of the consulting agreement. Pursuant to the agreement Alfa will issue up to 100,000 shares of its unregistered and restricted Common Stock to the consultant.


Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan.

Stock Options

Effective September 1, 2001, the Company instituted the "Alfa International Corp. 2001 Stock Option Plan" (the "Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services, to purchase up to 5,000,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant. Exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

In September 2001, in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan, Giscombe and Kuczynski to purchase a total of 1,000,000 shares of the Company's Common Stock. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

In November 2004, the Company issued a total of 60,000 non-qualified stock options to its two outside directors. The options are exercisable at a price of $0.17 per share. Effective January 1, 2004, 10,000 of such options vested to each of Messrs. Bucchere and Green. Effective January 1, 2005, an additional 10,000 options vested to each of Messrs. Bucchere and Green. Effective January 1, 2006, an additional 10,000 options shall vest to each of Messrs. Bucchere and Green, provided the respective individual is still a Director of Alfa as of that date. The options expire five years after the date of the grant.

As of December 31, 2004, there were no incentive stock options outstanding under the Plan, and there were 1,000,000 non-qualified options issued and outstanding as follows:

Name                 No. of options  Option Price   Date of
                                                     Grant
----                 --------------  ------------   -----------

Frank J. Drohan         500,000         $0.25         9/l/2001
Charles P. Kuczynski    250,000         $0.25         9/l/2001
Kye V. Giscombe         250,000         $0.25         9/l/2001



Item 11.     Security Ownership and Certain Beneficial Owners
             and Management.
--------     ------------------------------------------------

The following table sets forth, as of December 31, 2004, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.


                                Beneficial
Name and Address                Ownership (5)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)          1,529,186                13.5%

Charles P. Kuczynski (l)(4)       242,163                 2.1%

Kye V. Giscombe(1)(4)             420,000                 3.7%

Salvatore S. Bucchere (1)               0                   0%

Kevin O. Green (1)                 56,000                 0.5%

Robert F. Peacock (2)           3,050,000                27.0%

All officers and Directors      2,247,349                19.9%
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


Item 12.     Certain Relationships and Related Transactions
--------    -----------------------------------------------


Journey of Light, Inc.
----------------------
Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 28% of the common stock of JOL, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp.

On November 1, 2003, JOL entered into an agreement with Alfa (the Alfa-JOL Agreement") which superseded and replaced all prior agreements. Under the terms of the Alfa-JOL Agreement: (i) JOL assumed the obligations to Alfa incurred by JOL-Jersey, Ltd., a company organized under the laws of Jersey in the Channel Islands, prior to November 1, 2003. As of December 31, 2003, JOL had financed its operations principally by means of cash advances from Alfa, and, at December 31, 2003, the Company had recorded $397,179 in loans to JOL. During 2004, JOL's liability to Alfa was paid in full.

JOL is a privately-held company and has been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar with the ownership and operation by JOL of the business entities developed on the site. This real estate development project, known as Qutopia, originally included a theme park, hotels, office towers, retail facilities and residential villas and apartments. The Qutopia project at Qatar has been delayed by the State of Qatar and negotiations are ongoing between the State of Qatar and JOL. The originally proposed project in Qatar will likely be amended through the current negotiations and management of JOL believes that the resulting project, while different from Qutopia, will result in a more profitable project for JOL in Qatar. However, no assurance of the foregoing - nor of the ultimate outcome of these ongoing negotiations - can be given at this time.

Management was approached to propose the Qutopia project to the Oman government in the Sultanate of Oman. Given the delays in Qatar, JOL management visited Oman for discussions in November 2004. A full formal presentation of the Qutopia project was presented to seven Omani Ministers on February 12, 2005. JOL's President met with the Omani Minister of Tourism on March 1, 2005 to deliver the requested JOL due diligence documents.

After approval of the Qutopia project by the Sultan of Oman, a letter was received by JOL in New York on March 15, 2005 from the Minister of Tourism of Oman stating, in part, the government of the Sultanate's approval of the Qutopia project as well as their willingness to proceed on the remaining steps leading to the implementation of the project at the earliest time possible. JOL's management (along with it's strategic partner) met with the Minister of Tourism and other government authorities during the week of April 7, 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Muscat, Oman. Among other things, it was agreed at this meeting that (1) the Sultanate would provide the 800,000+ square meters of beachfront land to JOL for Qutopia and (2) the government would be an equity participant of between 10% to 20% in the Qutopia project. JOL (and its strategic partner J&P) then met with the lead counsel of the Sultanate of Oman and, as of the date hereof, are preparing & submitting the required documents for the preparation of the definitive contract with the government of Oman. Since the contract process may take some time, the government has agreed to send JOL a "memorandum of understanding" memorializing the agreement of the parties within the next few weeks. The implementation of Qutopia in Oman will have no effect on JOL's contractual agreement with the State of Qatar - where negotiations continue to be ongoing.

The Qutopia project at Muscat, Oman is planned to be an integration of cultural, educational and entertainment activities including hotels, commercial and residential components and a theme park and exhibitions - all of which will be owned and operated by JOL. Additionally, it includes the construction and sale by JOL of approximately 2,000 residences (the exact number of residences being subject to final site study & master planning by JOL). It will be located on land provided by the Sultan of Oman in the Seeb area which is nearby the Muscat International Airport and adjacent to the largest ongoing government-sponsored tourist development in the country
- The Wave Project.

Qutopia's development and construction costs in Oman are presently estimated at $1.048 billion. The 2,000 residences will account for approximately $700 million of that cost. It is presently estimated that these residences will be sold for approximately $1.2 billion, based upon current market conditions for similar homes in Oman. The approximately $350 million balance of the construction costs will be utilized to build hotel, retail and rental property businesses to be owned and operated by JOL. The foregoing estimates were originally conceived for nearby Qatar and are believed by JOL management to reflect the market facts in Oman as well - but are subject to refinement based on JOL's detailed market study of the Oman market specifically.

In addition to providing the 800,000 square meters of prime land for the project, the Government has indicated its willingness to be a financial investor with JOL in the Qutopia project. According to the negotiations concluded recently, the

Government's financial equity stake will consist of (i) the value of the land at a discounted price, plus (ii) cash equal to the difference between (i) and their 10% or 20% equity stake in the Qutopia project. JOL (with the assistance of J&P) will now begin serious talks with its financial advisors and investment bankers regarding the structure of the necessary construction financing.

Acquisition of Journey of Light, Inc. by Alfa International
Corp.
-----------------------------------------------------------

In late March 2005, management of Registrant and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Registrant was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Registrant as would equal 90% of the total issued and outstanding shares of Registrant following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed in principle to exercise its option, as so modified, subject to execution of a formal acquisition agreement that would specify certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a formal agreement between JOL and the Sultanate of Oman for the Qutopia Project in the Sultanate of Oman and approval by the shareholders of Alfa and JOL. As of the date of this Report, initial drafts of the formal acquisition agreement have been prepared and are being reviewed by management of Alfa and JOL and are expected to be signed by all parties within the next thirty days.

Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------

 (a) Exhibits numbered in accordance with Item 601(a) of
 (b) Regulation S-B.

Exhibit                                      Page
Numbers             Description             Number
-------            -------------      ------------


99.1  Sarbanes-Oxley certification           79

99.2  Sarbanes-Oxley certification           80


 (b)     Reports on Form 8-K

On December 10, 2004, the Company filed a Form 8-K issuing a Progress report regarding the status of its two primary strategic objectives: (1) the development of its Contact Sports, Inc. subsidiary; and (2) the present state of negotiations with the Government of Qatar with respect to a project being pursued by Journey of Light, Inc. ("JOL"). Alfa has the option to acquire JOL.

On March 23, 2005 Alfa filed a Form 8-K and a press release regarding the approval by the Sultanate of Oman of the "Qutopia" Project, a substantial real-estate project in Oman by Journey of Light, In. ("JOL"). As previously disclosed Alfa has the option to acquire JOL.

The Qutopia project at Muscat, Oman is planned to be an integration of cultural, educational and entertainment activities including hotels, commercial and residential components and a theme park and exhibitions - all of which will be owned and operated by JOL (including any new JOL equity holders, if any, required to secure construction financing for Qutopia). Additionally, it includes the construction and sale by JOL of approximately 2,000 residences (the exact number of residences being subject to final site study and master planning by JOL). The project is contemplated to be located on land provided by the Sultan of Oman in the Seeb area which is nearby the Muscat International Airport and adjacent to the largest ongoing government sponsored tourist development in the country
- the Wave Project.

Qutopia's development and construction costs are presently estimated at $1.048 billion. The Company believes that the 2,000 residences will account for approximately $700 million of that cost. It is presently estimated that these residences will be sold for approximately $1.2 billion, based upon current market conditions for similar homes in Oman. The approximately $350 million balance of the construction costs will be utilized to build various hotel, retail and rental property businesses to be owned and operated by JOL. The foregoing estimates were originally conceived for nearby Qatar and are believed by JOL management to reflect the market facts in Oman as well - but are subject to refinement based on JOL's detailed market study of the Oman market specifically.

In addition to providing the 800,000 square meters of prime land for the project, the Government has indicated its willingness to be a financial investor with JOL in the Qutopia project.

Management believes that the implementation of Qutopia in Oman has no effect on JOL's contractual agreement with the State of Qatar - where negotiations continue to be ongoing.

Item 14.      Controls and Procedures
-------       -----------------------

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


     Alfa International Corp.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Secretary and Director

     By:     /s/ Kye V. Giscombe
             KYE V. GISCOMBE,
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O. Green
             KEVIN O. GREEN,
             Director



Dated: April 15, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.

Name               Title                          Date

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief       April 15, 2005
FRANK J. DROHAN         Executive and Financial
                        Officer



              REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Alfa International Corp.

I have audited the accompanying consolidated balance sheet of Alfa International Corp. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa International Corp. and subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/ Michael T. Studer CPA P.C.
                                 ------------------------------
Freeport, New York
April 15, 2005



                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Alfa International Corp.


We have audited the accompanying consolidated balance sheet of Alfa International Corp. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa International Corp. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                             WISS & COMPANY, LLP


Livingston, New Jersey
March 6, 2004, except for Note 3 for which the date is April 13,
2004

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2004               2003
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $     -             191,665
  Accounts receivable                                13,449             1,212
  Inventories, net of reserves:
   Finished goods                                    44.682            83,229
  Advances to affiliate                                 -             397,179
  Prepaid expenses and other current assets           5,494            12,836
                                                   --------          --------
       Total Current Assets                          63,625           686,121
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      95,803            86,005
  General plant                                      17,799            17.779
  Furniture and fixtures                             15,951            13,320
  Leasehold improvements                                866               866
                                                   --------          --------
                                                    130,419           117,990

  Less: Accumulated depreciation and amortization    90,517            75,980
                                                   --------          --------
                                                     39,902            42,010
                                                   --------          --------
OTHER ASSETS:
  Other assets                                       12,524            22,164
                                                   --------          --------
                                                  $ 116,051         $ 750,295
                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   76,202         $  22,967
  Accrued officer payroll, net                       53,180            29,714
  Due to affiliate                                   52,596               -
  Accrued expenses and other current liabilities     43,749           109,974
  Dividends payable                                     14                -
                                                   --------          --------
        Total Current Liabilities                   225,741           162,655
                                                   --------          --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock:
  Authorized - 850,000 shares
  Issued and outstanding - none                           -                 -
  Series B preferred stock; $.01 par value
  Authorized - 150,000 shares; issued and outstanding:
   107,400 shares at December 31, 2004
    95,375 shares at December 31, 2003                1,074               954
  Common stock - $.01 par value: authorized
   15,000,000 shares; issued and outstanding:
   11,305,552 in 2004 and
   10,947,728 shares in 2003                        113,056           109,477
Capital in excess of par value                    8,449,034         7,921,601
Retained earnings (deficit)                      (8,672,854)       (7,444,392)
                                                  ---------         ---------
     Total Stockholders' Equity (Deficit)          (109,690)          587,640
                                                  ---------         ---------
                                                 $  116,051        $  750,295
                                                 ==========        ==========

See accountant's report and accompanying notes to consolidated financial statements.

                                           F-2

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2004             2003
                                                      ----------- -----------
REVENUES:
  Net sales                                       $   101,509        $  17,514

COSTS AND EXPENSES:
  Cost of sales                                       164,181           17,029
  Selling, general and administrative                 955,000          706,296
  Interest income                                         (37)          (1,376)
  Other                                                 2,989            2,366
                                                   ----------      -----------
                                                    1,122,133          724,315
                                                   ----------      -----------
NET LOSS                                           (1,020,624)        (706,801)
PREFERRED STOCK DIVIDENDS                             207,838          127,337
                                                   ----------      -----------
LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(1,228,462)      $ (834,138)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (.11)     $      (.08)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      11,027,728       10,777,126
                                                   ==========       ===========

See accountant's report and accompanying notes to consolidated financial statements.

                                            F-3

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------

BALANCES, DECEMBER 31, 2002     10,488,688 $104,887 38,625  $386  $6,634,500 $(6,610,254)

Issuance of common stock for
     consulting services           314,688    3,147   -      -        12,586        -
Issuance of preferred stock for
     cash, less related costs
     of approximately $1,138,000                    56,750   568    1,131,606
Issuance of preferred Stock
     dividends in common stock     144,352    1,443   -      -        142,909        -
Preferred stock dividends             -        -     -      -             -     (127,337)

Net loss                              -        -                         -      (706,801)
                                --------- -------- ------  ----   ----------   ----------
BALANCES, DECEMBER 31, 2003     10,947,728 $109,477 95,375  $954   $7,921,601 (7,444,392)

Issuance of common stock for
     consulting services           150,000    1,500                     9,000
Issuance of preferred stock for
     cash, less related costs
     of $168,192                                    12,025   120      312,688
Issuance of preferred stock
     dividends in common stock     207,824    2,079                   205,745

Preferred stock dividends              -        -     -      -             -    (207,838)

Net loss                        __________  _______ ______   ___     ________ (1,020,624)


BALANCES, DECEMBER 31, 2004     11,305,552 $113,056 107,400 $1,074 $8,449,034 (8,672,854)
                               ==========  ======= ======= ======   =====================

See accountant's report and accompanying notes to consolidated financial statements.

                                           F-4

                    ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2004          2003
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,020,624)   $(706,801)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               14,537       18,596
    Inventory reserve                                           17,158     (29,150)
    Consulting services for common stock                        10,500       15,733
  Changes in operating assets and liabilities:
    Accounts receivable                                        (12,237)      (1,212)
    Inventories                                                 21,389      (51,929)
    Prepaid expenses and advances                                7,342       14,716
    Other assets                                                 9,640      (22,154)
    Accounts payable                                            53,235        6,079
    Accrued expenses other current liabilities                 (69,225)     103,232
    Accrued compensation and officer payroll, net                23,466      (59,113)
                                                            ----------    ----------
  Net cash flows used by operating activities                 (944,819)    (712,003)
                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable                                                 -          19,293
  Acquisition of fixed assets                                 (12,429)      (54,695)
  Investment in Affiliate                                         -             (10)
  (Advances to) Payments from Affiliate                       397,179      (338,066)
                                                           ----------    -----------
         Net cash flows used by investing activities         384,750     (373,478)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from affiliate                                         52,596           -
  Loans from officer                                            3,000           -
  Proceeds from issuance of preferred stock                   312,808     1,132,174
                                                           ----------    ----------
         Net cash flows from financing activities             368,404     1,132,174
                                                           ----------    ----------

NET CHANGE IN CASH                                           (191,665)       46,693

CASH BEGINNING OF YEAR                                        191,665       144,972
                                                             ----------    ----------
CASH END OF YEAR                                           $     -       $  191,665
                                                           ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)                            $     3,188       $   (398)
                                                           ==========      ==========
  Interest paid                                            $       -       $        -
                                                           ==========      ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Preferred stock dividend                                (207,838)       (127,337)
     Issuance of preferred stock dividends
       in common stock                                     $  207,824         144,352
                                                           ==========      ==========

See accountant's report and accompanying notes to consolidated financial statements.

                                             F-5

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

     Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Management believes that the reserves of $17,157 and $108,179 at December 31, 2004 and 2003, respectively, are adequate.

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

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $113,000 in 2004 and $205,000 in 2003 were expensed as incurred.


 STOCK-BASED COMPENSATION:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value-recognition provisions of SFAS No. 123 for the fiscal year periods ended December 31, 2004 and 2003, respectively:

                                      12 Mos. Ended December 31,
                                       2004          2003
                                     ----------    ----------
Net loss as reported               $(1,020,624)    $(706,801)

Deduct:
Total stock-based Employee
Compensation determined under
fair value method for stock
options, net of tax                  ( 20,400)     (  29,987)

Pro forma loss applicable to
  common stockholders             $(1,041,024)     $(736,788)

Basic loss per share, as reported   $(    .09)    $(    .07)

Basic loss per share, pro forma     $(    .09)    $(    .07)

Diluted loss per share, as reported $(    .09)    $(    .07)

Diluted loss per share, pro forma   $(    .09)    $(    .07)

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

Recent Accounting Pronouncement - In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS
123R). SFAS 123R revises SFAS no. 123, Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees, This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting. The provisions of SFAS 123R are effective for financial statements with the first interim or annual reporting period beginning after December 15, 2005. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and the pro forma impact on net loss and net loss per share. Upon adoption of the Statement, pro forma disclosure will no longer be an alternative. Management expects the impact of SFAS No. 123R on our consolidated financial position or results of operations to approximate our currently disclosed pro forma compensation expense. The Company will apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.


NOTE 2 - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and procure additional financing. There can be no assurance that either of those possible events will in fact occur.

     In an effort to attain profitable operations, the Company will attempt to increase sales by concentrating its efforts on the marketing of its new Contact Sports athletic apparel product line. Should the Company be unsuccessful in its attempts to increase sales in its Contact Sports subsidiary or to obtain additional funding, the Company may not be able to continue operations.

NOTE 3 - JOURNEY OF LIGHT, INC.:

Journey of Light, Inc. ("JOL") was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 28% of the common stock of JOL, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option, as amended in March 2005, to acquire JOL. (See Note 8, "Subsequent Event".)

On November 1, 2003, JOL entered into an agreement with Alfa (the "Alfa-JOL Agreement") which superseded and replaced all prior agreements. Under the terms of the Alfa-JOL Agreement: (i) JOL assumed the obligations to Alfa incurred by JOL-Jersey, Ltd., a company organized under the laws of Jersey in the Channel Islands, prior to November 1, 2003. As of December 31, 2003, JOL had financed its operations principally by means of cash advances from Alfa, and, at December 31, 2003, the Company had recorded $397,179 in loans to JOL. During 2004, JOL's liability to Alfa was paid in full.

Qutopia Project in Qatar

JOL is a privately-held company and has been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar with the ownership and operation by JOL of the business entities developed on the site. Negotiations are ongoing with the State of Qatar. The original proposed project has been amended through current negotiations.

Qutopia Project in Oman

JOL management was approached to propose the Qutopia project to the government in the Sultanate of Oman. A full formal presentation of the Qutopia project was presented in Oman on February 12, 2005. After approval of the Qutopia project by the Sultan of Oman, a letter was received by JOL in New York on March 15, 2005 from the Minister of Tourism of Oman stating, in part, the government of the Sultanate's approval of the Qutopia project as well as their willingness to proceed on the remaining steps leading to the implementation of the project at the earliest time possible. JOL's management (along with it's strategic partner) met with the Minister of Tourism and other government authorities during the week of April 7, 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Muscat, Oman. Among other things, it was agreed at this meeting that (1) the Sultanate would provide the 800,000+ square meters of beachfront land to JOL for Qutopia and (2) the government would be an equity participant of between 10% to 20% in the Qutopia project. JOL (and its strategic partner J&P) then met with the lead counsel of the Sultanate of Oman and, as of the date hereof, are preparing and submitting the required documents for the preparation of the definitive contract with the government of Oman.

The implementation of Qutopia in Oman will have no effect on JOL's contractual agreement with the State of Qatar - where negotiations continue to be ongoing.

Acquisition of Journey of Light, Inc. by Alfa International
Corp.
----------------------------------------------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed in principle to exercise its option, as so modified, subject to execution of a formal acquisition agreement that would specify certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a formal agreement between JOL and the Sultanate of Oman for the Qutopia Project in the Sultanate of Oman and approval of such agreement by the shareholders of Alfa and JOL. As of the date of this report, initial drafts of the formal acquisition agreement have been prepared and are being reviewed by management of Alfa and JOL and are expected to be signed by all parties within the next thirty days.


NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     During the second quarter of 2002, the Board of Directors authorized the issuance of up to 75,000 shares of Series B Preferred Stock, par value $0.01, at a price of $40 per share. Dividends on the Series B Preferred Stock accrue at a rate of 5.0% per annum and are payable upon the "Conversion Date" or "Redemption Date", whichever is sooner. The Company may, in its discretion, elect to pay such accrued dividends at an earlier date. Each Series B share is convertible at the option of the holder, at any time, at a rate of 40 shares of common stock for one Series B share. Accrued dividends shall, at the Company's option, be paid in cash or in shares of common stock valued at $1.00 per share. In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock. At December 31, 2002, the Company had recorded $17,015 in dividends payable on its Series B Preferred Stock. During 2003, the Company accrued additional dividends amounting to $127,337, and the total $144,352 in preferred dividends accrued as of December 31, 2003 was paid as of December 31, 2003 in the form of the Company's common stock based upon a value of $1.00 per share. During 2004, the Company accrued additional dividends amounting to $207,838, of which amount $207,824 in preferred dividends was paid as of December 31, 2004 in the form of the Company's common stock based upon a value of $1.00 per share.

     As of December 31, 2004, the Company sold 214.80 units for $20,000 per unit, representing 107,400 shares of its Series B Preferred Stock and 4,296,000 warrants. Net proceeds from the sales totaled $312,808 during fiscal 2004 and $2,191,945 since inception.

     Each Unit is comprised of 500 shares, Series B Preferred Stock, and 20,000 Warrants. Each warrant is exercisable into one share of Common Stock at a price of $0.75 per share and expires two years after date of issuance. On October 5, 2004, the Company extended the expiration date to September 30, 2006 for all common stock purchase warrants held by holders of Series B

Preferred Stock.

     At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share. The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the fiscal years ended December 31, 2004 and December 31, 2003, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of those years.


NOTE 5 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2004 and 2003 was $54,473 and $28,751, respectively. The Company also rents warehouse space in Jersey City, New Jersey on a month-to-month basis. Rent expense for 2004 and 2003 was $12,300 and $12,600, respectively.

The minimum annual lease payments are as follows:

2005                                 $  51,800
2006                                 $  51,800
2007                                 $  51,800
2008 and beyond                      $ 292,500

Employment Agreements

Alfa is obligated to pay its Chief Executive Officer and President an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Due to the Company's cash position, all salary payments to this individual have been deferred and accrued, effective October 1, 2004.

Contact Sports had been obligated through December 31, 2006 to pay its President an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes. This agreement was terminable by the

Company as of December 31, 2003, provided that net sales for 2003 were not at least $1,000,000. Prior to December 31, 2003, the Company elected to not invoke this provision. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and this individual, effective October 1, 2004, the Company discontinued making salary payments or accruing any liability for salary payments that would have been due under this individual employment agreement. The Company has made some consulting fee payments to this individual as its cash resources permitted and will continue to do so. Any such payments are not part of this individual's employment agreement, which is no longer in effect as to salary payments. This individual's employment agreement may be re-negotiated with the Company at a future point in time, the terms of such possible renegotiated agreement, if executed, cannot be determined at this time.

Alfa was obligated through December 31, 2009 to pay its Vice-President an annual base salary of $55,000, plus an additional amount based on a combination of net sales and earnings before taxes. In September 2003, the Company increased the base salary for its Vice President to $75,000. This agreement was terminable by the Company as of December 31, 2003, provided that net sales for 2003 were not at least $1,000,000. Prior to December 31, 2003, the Company elected to not invoke this provision. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and this individual, effective October 1, 2004, the Company discontinued making salary payments or accruing any liability for salary payments that would have been due under this individual employment agreement. The Company has made some consulting fee payments to this individual as its cash resources permitted and will continue to do so. Any such payments are not part of this individual's employment agreement, which is no longer in effect as to salary payments. This individual's employment agreement may be re-negotiated with the Company at a future point in time, the terms of such possible renegotiated agreement, if executed, cannot be determined at this time.


NOTE 6 - STOCKHOLDERS' EQUITY:

      Stock Option Plan - Effective September 1, 2001, subject to shareholder approval, the Company instituted the "Alfa International Corp 2002 Stock Option Plan" ("Plan"). The Plan provided for the granting of Incentive Stock Options and Non-

Qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

    In September 2001, in connection with their employment agreements, the Company issued a total of 1,000,000 non-qualified stock options to three officers. The options are exercisable at a price of .25 per share, vest ratably over five years and expire ten years after the grant date.

    In August 2004, subject to shareholder approval, the Company replaced the "Alfa International Corp 2002 Stock Option Plan" with the "Alfa International Corp 2003 Stock Option Plan"
("2003 Plan"). The Board approved the adoption of the 2003 Plan in August 2004, which became effective upon approval by the Company's stockholders at the Annual Meeting. The 2003 Plan provided for the granting of Incentive Stock Options and Non-Qualified Stock Options to all employees and others who perform key services to purchase up to 2,500,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010. The Board of Directors believes that the attraction and retention of high-quality employees, directors, consultants and other professional advisors are essential to the Company's continued growth and success and that the 2003 Plan is necessary to remain competitive in the Company's compensation practices. A total of two million five hundred thousand (2,500,000) shares of Common Stock have been reserved for issuance under the 2003 Plan.

     In November 2004, the Company issued a total of 60,000 non-qualified stock options to the two outside directors. The options are exercisable at a price of $0.17 per share. Effective
January 1, 2004, 10,000 of such options vested to each of

Messrs. Bucchere and Green. Effective January 1, 2005, an additional 10,000 options vested to each of Messrs. Bucchere and Green. Effective January 1, 2006, an additional 10,000 options shall vest to each of Messrs. Bucchere and Green, provided the respective individual is still a Director of Alfa as of that date. The options expire five years after the date of the grant.

    During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's common stock, exercisable at $.10 per share through November 5, 2007. As of December 31, 2004, the creditor had not purchased any shares by exercising that option.

A summary of stock option and warrant activity is as follows:

                                  2004              2003
                        --------------------    ----------------
                                  Weighted             Weighted
                                  Average              Average
                                  Exercise             Exercise
                       Shares     Price        Shares  Price

Stock Options
-------------

Outstanding at Jan.1, 1,125,000    $0.23       1,125,000  $0.23

Options Granted          60,000     0.17              -       -
Warrants issued
in connection with
terminated consulting
agreements              750,000     0.13              -       -

Exercised                      -      -              -        -

Forfeited/Expired              -      -              -        -
                        ---------   ----       ----------  -----
Outstanding at Dec.31, 1,935,000    $0.19      1,125,000   $0.23
                       =========    ====       =========   =====

Exercisable at Dec.31,  1,495,000    $0.22       525,000   $0.21
                       =========    ====       =========   =====

Warrants Sold With Units
------------------------

Outstanding January 1, 3,815,000   $0.75      1,545,000   $0.75

Sold with Units          481,000   $0.75      2,270,000   $0.75

Exercised                     -       -             -         -

Expired                       -       -             -         -
                       ---------   ----       ----------  -----

Outstanding and
 exercisable at
 December 31,          4,296,000   $0.75      3,815,000   $0.75
                       =========    ====      =========   =====


NOTE 7  - INCOME TAXES:

     Deferred tax asset is comprised of the following:

                                             December 31,
                                          ----------------------
                                            2004        2003
                                          ----------  ----------
Federal net operating loss
  carry-forwards                          $2,890,000  $2,650,000
State net operating loss
  carry-forwards, net of
  federal tax benefit                        510,000     470,000
                                          ----------  ----------
                                           3,400,000   3,120,000
Less: Valuation allowance                  3,400,000   3,120,000
                                         ----------- -----------
                                         $    -       $     -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2004 and 2003.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2004.

     At December 31, 2004, the Company had Federal net operating loss carry-forwards of approximately $8,500,000, expiring in various amounts from fiscal year 2005 to fiscal year 2024. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry-forwards.


NOTE 8 - SUBSEQUENT EVENT:

Acquisition of Journey of Light, Inc. by Alfa International
Corp.
------------------------------------------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed in principle to exercise its option, as so modified, subject to execution of a formal acquisition agreement that would specify certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a formal agreement between JOL and the Sultanate of Oman for the Qutopia Project in the Sultanate of Oman and approval of such agreement by the shareholders of Alfa and JOL. As of the date of this report, initial drafts of the formal acquisition agreement have been prepared and are being reviewed by management of Alfa and JOL and are expected to be signed by all parties within the next thirty days.

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this annual report for the period ended
December 31, 2004 on Form 10-KSB of Alfa International Corp.
(the "Registrant");

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

Date: April 15, 2005

/s/ Frank J. Drohan
--------------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.




                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alfa International Corp. on Form 10-KSB for the period ending December 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Corp.

/s/Frank J. Drohan
-------------------------
Frank J. Drohan
Chief Executive & Financial Officer

April 15, 2005

The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.