Form 10QSB
period 2005-03-31
ALFA INTERNATIONAL CORP
filed 2005-05-23
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2005
                                ------------------

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

As of May 23, 2005, the registrant had outstanding 11,655,552 shares of Common Stock, par value $.01 per share.

                            (1)

                 ALFA INTERNATIONAL CORP.
                         INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2005 AND DECEMBER 31, 2004

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

       THREE MONTHS ENDED MARCH 31, 2005

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

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























                            (3)

             ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                     March 31,        December 31,
                                        2005              2004
        ASSETS                        ---------       -----------
                                     (Unaudited)           Note 1
CURRENT ASSETS:
Cash                                  $      -          $     -
Accounts Receivable                          -            13,449
Inventories, net of reserves:
  Finished goods                         22,472           44,682
Advances to affiliate                                        -
Prepaid expenses and other
  current assets                         17,673            5,494
                                       --------         --------
        Total Current Assets             40,145           63,625
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            95,803           95,803
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           15,951
  Leasehold Improvements                    866              866
                                       --------         --------
                                        130,419          130,419
  Less:  Accumulated depreciation
    And amortization                    (94,267)         (90,517)
                                       --------         --------
                                         36,152           39,902
                                       --------         --------
OTHER ASSETS:
Other assets                             12,524           12,524
                                       --------         --------

Total Assets                          $  88,821        $ 116,051
                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  95,505         $ 76,202
Accrued officer payroll                 100,272           53,180
Due to affiliate                         61,238           52,596
Accrued expenses and other
  current liabilities                   38,330           43,749
Dividends payable                       54,514               14
                                       ---------        --------
        Total Current Liabilities       349,859          225,741
                                       ---------        --------

COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
Authorized - 850,000 shares
Issued and outstanding - none
Series B preferred stock; $.01 par
value. Authorized-150,000 shares
Issued and outstanding:
108,850 shares at March 31, 2005
107,400 shares at December 31, 2004      1,089            1,074
Common stock - $ .01 par value
 Authorized - 15,000,000 shares
 Issued and outstanding;
  11,305,552 shares at
    March 31, 2005
  11,305,552 shares at
    December 31, 2004
                                       113,056           113,056
Capital in excess of par value        8,478,018         8,449,034
Retained earnings (deficit)          (8,853,201)       (8,672,854)
                                     ----------        ----------
Total Stockholders' Deficit         (261,038)        (109,690)
                                  ----------        ---------
  Total Liabilities & Equity        $   88,821        $  116,051
                                      ---------       ----------

See accompanying notes to consolidated financial statements.

















                            (4)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       ------------------------------------------
                                     (UNAUDITED)
                                      THREE MONTHS ENDED
                                         March 31,
                                      ----------------------
                                          2005          2004
                                          ----          ----
REVENUES:
Net sales                             $    2,637    $   16,595
                                       ---------     ----------
                                           2,637        16,595
                                       ---------     ----------
COSTS AND EXPENSES:
Cost of sales                             22,429        13,322
Selling, general and administrative      107,447       291,969
Interest Income                              (31)          (41)
Miscellaneous (income) expense            (1,361)        3,159
                                       ---------     ----------
                                         128,484       308,409
                                       ---------     ----------

NET LOSS                              $ (125,847)   $ (291,814)
                                      ---------     ----------

PREFERRED STOCK DIVIDENDS             $   54,500    $   48,091
                                      ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                   $ (180,347)   $ (339,905)
                                       ---------    ----------

BASIC & DILUTED LOSS PER
  COMMON SHARE                       $    (.02)   $    (.03)
                                        -------       -------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   11,305,552    10,947,728

See accompanying notes to consolidated financial statements.

                            (5)

                         ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------
Balances At
December 31,
2004               11,305,552  $ 113,056  107,400  $1,074    $ 8,449,034    $(8,672,854)


Issuance of
preferred stock
for cash,net of
expenses                   -                1,450  $   15         28,984


Preferred Stock Dividends  -          -        -       -          -             (54,500)

Net loss                   -          -        -       -          -            (125,847)
                   ----------    -------- ------- -------    -----------     -----------
Balances At
March 31, 2005     11,305,552  $ 113,056  108,850  $1,089    $ 8,478,018    $(8,853,201)
                   ----------  ---------  -------  ------    -----------     -----------

See accompanying notes to consolidated financial statements.

                                             (6)

                        ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            March 31,
                                                        ----------------
                                                       2005          2004
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $ (125,847)   $ (291,814)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                        3,750         5,635
  Inventory reserve                                   33,575      (94,473)
  Stock issued for consulting fees                       -            -
  Changes in operating assets and liabilities:
     Accounts receivable                              13,449        (2,978)
     Inventories                                     (11,366)        97,737
     Prepaid expenses and other current assets       (12,179)      (76,610)
     Accounts payable                                 19,303        (4,888)
     Other assets                                        -            -
     Accrued expenses and other current liabilities   40,673       (73,761)
                                                    ---------     ---------
  Net cash flows from operating activities           (38,642)     (441,152)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment                 -         (18,786)
  Repayment from (Advance to) affiliate - net            -         186,607
                                                    ---------     ---------
  Net cash flows from investing activities               -         167,821

CASH FLOWS FROM FINANCING ACTIVITIES:

  Loans from Affiliate                                 8,642           -
  Loans from Officer                                   1,000           -
  Proceeds from issuance of preferred stock           29,000       217,570
                                                      --------     --------
  Net cash flows from financing activities            38,642       217,570

NET CHANGE IN CASH AND EQUIVALENTS                       -         (55,761)
                                                      --------    --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                -         191,665
                                                      --------    ---------

CASH AND EQUIVALENTS, END OF PERIOD                  $   -      $  135,904
                                                      --------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                         $                 200
                                                     ---------   ---------
Interest paid                                            -             -
                                                     ---------   ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                              54,500        48,091
                                                    ---------     --------



See accompanying notes to consolidated financial statements.

                                             (7)



                  ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Alfa International Corp. ("Alfa") and subsidiaries (collectively, the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the Company's fiscal year ended December 31, 2004 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. The Company presently has two wholly-owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements presented herein.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of Alfa and its wholly-owned subsidiaries, Contact Sports, Inc.("Contact Sports") and Ty-Breakers Corp. ("Ty-Breakers"),collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Alfa is a holding company which operates through its Contact Sports and Ty-Breakers subsidiaries. Contact Sports designs, manufactures and distributes athletic apparel. Ty-Breakers is a manufacturer and distributor of Tyvek apparel products which are sold primarily in the United States. All of Ty-Breakers' Tyvek is purchased from one unrelated supplier, who is the sole producer of Tyvek.

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.
                            (8)

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

     Concentration of Credit Risk - The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At times, such balances may be in excess of the FDIC insurance limit.

     Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Management believes that the reserves of $50,732 and $17,157 at March 31, 2005 and December 31, 2004, respectively, are adequate.

     Property and Equipment - Property and equipment are stated at cost. Depreciation has been computed using a straight-line method over estimated lives of 5 years.

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $500 and $71,624 for the three months ended March 31, 2005 and March 31, 2004, respectively, were expensed as incurred.


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


                            (9)

Alfa adopted the disclosure provisions for the year ended
December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three-month periods ended March 31, 2005 and 2004 (unaudited):

                                              3 Mos. Ended
                                        ----------------------
                                           2005        2004
                                        ----------  ----------


Net loss applicable to common
 stockholders, as reported              $(180,347)  $(339,905)
Deduct:
Total stock-based Employee
Compensation Determined under
Fair value method for stock
options, net of tax                         5,600       5,000
                                        ----------   ---------
Pro forma loss applicable
   To common stockholders               $(185,947)  $(344,905)
                                        ==========  =========

Basic loss per share, as reported       $  (0.02)   $   (0.03)
                                        =========     ========

Basic loss per share, pro forma         $  (0.02)   $   (0.03)
                                        =========     ========

Diluted loss per share, as reported     $  (0.02)   $   (0.03)
                                        =========     ========

Diluted loss per share, pro forma       $  (0.02)   $   (0.03)
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

                            (10)

Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.


NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to procure additional financing and attain profitable operations.


NOTE 3 - JOURNEY OF LIGHT, INC.

Journey of Light, Inc. ("JOL") is a privately-held company and was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 29% of the common stock of JOL, Mr. Frank
J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option, as amended in March 2005, to acquire JOL. (See
Note 5, "Subsequent Event".)

On November 1, 2003, JOL entered into an agreement with Alfa
(the "Alfa-JOL Agreement") which superseded and replaced all prior agreements. Under the terms of the Alfa-JOL Agreement: (i) JOL assumed the obligations to Alfa incurred prior to November 1, 2003 by JOL-Jersey, Ltd., a company organized under the laws of Jersey in the Channel Islands. JOL had financed its operations principally by means of cash advances from Alfa and its founding stockholders, and, at December 31, 2003, Alfa had recorded $397,179 in loans to JOL. During 2004, JOL's liability to Alfa was paid in full.

Qutopia Project in Qatar

JOL has been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar with the ownership and operation by JOL of the business entities developed on the site. Negotiations are ongoing with the State of Qatar. The originally proposed project has been amended through current negotiations.

Qutopia Project in Oman

JOL management was approached to propose the Qutopia project to

                            (11)
the government of the Sultanate of Oman and a formal presentation of the project was presented in Oman on February 12, 2005. On March 15, 2005, the Qutopia Project was approved by the government of Oman. JOL's management (along with its likely strategic partner) met with the Minister of Tourism and other government authorities in early April 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Oman. In late April 2005, the Ministry of Tourism sent JOL a draft memorandum of understanding (the "Draft MOU")and asked for JOL's comments and revisions.

The government's Draft MOU memorializes its agreement to (a) implement the project at the earliest time possible, and (b) provide about 204 acres (826,302 square meters) of beachfront land for the project in return for the government being an equity participant in the Qutopia project.

As of the date hereof, JOL has drafted its comments, suggestions and revisions of the Draft MOU and forwarded them to its likely strategic partner for review. The Minister of Tourism and JOL have agreed that JOL management will return to Oman in early June 2005 for the purpose of finalizing the MOU.

The implementation of Qutopia in Oman precludes an identical such project in nearby Qatar but is not expected to have an effect on JOL's contractual agreement with the State of Qatar - where negotiations to resolve Qatar's contractual obligations to JOL are ongoing.

Acquisition of Journey of Light, Inc. by Alfa International Corp.
----------------------------------------------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following

                            (12)
such acquisition. Management of Alfa has agreed to acquire JOL as a wholly owned subsidiary, subject to the execution of the formal acquisition agreement ("Agreement") specifying certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a memorandum of understanding agreement between JOL, or a joint-venture company of which JOL is a member, or a third party company with which JOL has a contractual profit-sharing agreement (collectively, the "Contracting Party") and the government of the Sultanate of Oman with respect to the Qutopia Project, and approval of such Agreement by the Boards of Directors and a majority of the shareholders of Alfa and of JOL. As of the date of this report, the final Agreement has been prepared and is presently being reviewed by the Boards of Directors and a majority of the shareholders of each of Alfa and JOL and such Agreement is expected to be signed by all parties shortly.


NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock.

During the three months ended March 31, 2005, the Company sold 1,450 shares of its Series B Preferred Stock and 58,000 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $29,000 during the three months ended March 31, 2005.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended March 31, 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to net loss.

As of the date hereof, Alfa has 4,354,000 warrants outstanding at an exercise price of $0.75 per share of Common Stock. On October
5, 2004, the Company extended the expiration date to September
30, 2006 for all such warrants then outstanding.


Note 5 - SUBSEQUENT EVENT


In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to

                            (13)
exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed to acquire JOL as a wholly owned subsidiary, subject to the execution of the formal acquisition agreement ("Agreement") specifying certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a memorandum of understanding agreement between JOL, or a joint-venture company of which JOL is a member, or a third party company with which JOL has a contractual profit-sharing agreement (collectively, the "Contracting Party") and the government of the Sultanate of Oman with respect to the Qutopia Project, and approval of such Agreement by the Boards of Directors and a majority of the shareholders of Alfa and of JOL. As of the date of this report, the final Agreement has been prepared and is presently being reviewed by the Boards of Directors and a majority of the shareholders of each of Alfa and JOL and such Agreement is expected to be signed by all parties shortly.



ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact") and Ty-
Breakers Corp.("Ty-Breakers").


Critical Accounting Policies:
-----------------------------
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the


                            (14)
most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Revenue Recognition. Revenue is recognized when goods are shipped to customers from production facilities, the Company's warehouse or outside warehouses. Goods shipped to customers on a "consignment" or "guaranteed sale" basis are not booked as revenue until payment for sale of such goods to third parties is received by the Company.

     Inventory Reserves.   Inventory reserves have been
established to cover losses anticipated from inventory items having become either non-saleable or saleable only at greatly reduced "close-out" prices due to (i) obsolete inventory acquired at the time of the acquisition of Contact Sports, and (2) inventory associated with the discontinued retail business at Ty-Breakers, and (3) inventory carried by Contact Sports and manufactured subsequent to acquisition, which goods are deemed to have no commercial sales value. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close-out basis at the end of each season. Management believes its inventory reserves are adequate.

Such Inventory reserve was increased by $33,575 at March 31, 2005 to account for slow selling items which Contact has on consignment with a retail store.

Contact Sports
--------------

Contact is in the business of designing manufacturing and marketing a unique line of fashion forward athletic and lifestyle apparel. Several collections of basketball athletic shorts and jerseys have been designed and manufactured in addition to a collection of fashion-right quality T-Shirt designs covering a variety of sports. Also included are a fashionable assortment of sweat suits, jackets and outerwear along with caps and accessories. The entire line is moderately priced with high-perceived value for distribution to national chains, department stores and specialty retailers. The design philosophy is a fashionable, edgy look, and the fabrics are high-quality goods, including cottons, micro fiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the line. Management is
                            (15)
concentrating its efforts on the development and expansion of Contact's business and brand.

Contact markets its products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. The Company continues to devote a significant amount of its resources to Contact's sales and marketing efforts and to establishing and cultivating strategic partnerships with regional and national department store and athletic store chains. The Company is attentive to closing sales with its high probability customers, with a particular emphasis on the athletic retailers, department and specialty stores.

As resources permit, Contact continues to support its product line with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and Contact intends, as resources permit, to expand such advertising and marketing efforts on a regional and national basis in line with sales penetration. Contact has created and produced a variety of radio and television ads and print and billboard advertisements as well as a marketing and public relations campaign aimed at creating demand at the consumer level. The foregoing is planned to be targeted to the geographical areas where Contact receives orders from retail stores.

Subject to the availability of the financial resources, additional advertising is planned for the second and third quarters of 2005 in conjunction with Contact's product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact sports brand. Subject to the availability of the financial resources, commercials are planned to air - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and popular radio stations.

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

                            (16)

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

Contact's Vice President of Sales has over twenty-five years of experience selling to the specialty and department store accounts who are Contact's target customers. He, along with Jack Smith (See: "Consultants") has been using his influence and relationships at the national and multi-store regional chains that Contact has targeted as its potential customers. Management believes that these chains will generate the greatest growth for the Company and sales to such customers will facilitate selling the smaller independently owned retail stores. Contact plans to hire sales representatives to sell these small independent stores.

To assist in selling all retailers, Contact, in March 2004, entered into an Agreement with a company specializing in factoring receivables. This Agreement encompasses all sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor. The Agreement currently remains in effect. Contact is currently negotiating with the same company to add a borrowing provision against receivables to its agreement and with another company to provide Contact with purchase-order financing facilities. There can be no assurance that either such agreements will be concluded between Contact and its factor or between Contact and the purchase-order financing company on mutually satisfactory terms, or at all.

In-house employees attend trade shows and do direct selling to retail accounts. During 2004 the Company participated in both MAGIC Shows held in Las Vegas. The MAGIC show is the premier - twice a year - trade show for the fashion and athletic apparel businesses and is attended annually by thousands of retailers from across the United States and foreign countries. Contact's attendance resulted in follow up meetings with buyers at several national sporting goods and department store retailers. Subject to the availability of the financial resources, Contact plans to exhibit at the larger of the two yearly MAGIC shows in the third quarter of 2005 and plans to showcase its athletic fashion as

                            (17)
well as its urban street wear items. The Company plans to continue to put a major emphasis on: (i) developing the Contact line and brand-name recognition through its advertising and marketing efforts; (ii) further sales penetration of its Contact Sports line into the national and regional specialty sports retail stores and department stores; (iii) supporting Contact's sales efforts with advertising and marketing efforts including customer-specific advertising and marketing programs to drive traffic to the stores carrying Contact's products.

In house Contact personnel continue to call on retailers to solicit orders for Contact's products. Contact's current backlog is $195,000.

Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and four professional basketball players currently in the NBA - Erick Dampier, starting center for the Golden State Warriors; Felipe Lopez, point guard for the Minnesota Timberwolves; Tierre Brown, point guard for the Houston Rockets; and Erick Barkley, point guard for the San Antonio Spurs - are prominently featured in Contact's marketing materials. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several national print advertisements have been run featuring the athletes and artists in targeted magazines. Additional national print and outdoor advertising are planned, subject to the availability of the financial resources, for the balance of 2005 in conjunction with product deliveries to retailers.

Contact maintains a showroom in New York City at the Empire State Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers throughout the U.S., many of whom often visit New York for various "market weeks". Contact has made presentations at its showroom to a variety of retailers, including several major retailers.

The Contact Sports website at www.contactsports.net contains much of the film and audio shot for the marketing and public relations campaign. Consumers and retailers may view Contact's product line, sample commercials and other marketing materials where the Company's spokespersons are prominently portrayed. The same sample television, radio and print advertisements and other marketing materials were incorporated into a CD-Rom devised as an interactive sales tool for use by Contact and its sales representatives to secure orders from retailers.


                            (18)

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

Contact's two-year consulting agreement (the "Smith Agreement") with Jack A. Smith, founder and former chief executive officer of The Sports Authority expired in January 2005. Mr. Smith provided the Company with a broad array of consulting advice in the areas of marketing, sales, product positioning and general management. Mr. Smith was a former president of the National Sporting Goods Association and has a wide universe of contacts among sporting goods retailers who are Contact's potential customers. Mr. Smith has made several key appointments for Contact with various large retailers and Contact maintains a good relationship with Mr. Smith and is contemplating a new agreement with him. Contact may also call on Mr. Smith in the near future on a project specific basis for a yet-to-be determined consulting fee.

Contact has a contractual arrangement with a major national warehouse distribution company (the "WD"). The WD receives and stores Contact's inventory from its overseas vendors, picks, packs and ships orders to Contact's customers and performs all inventory management functions. In addition, the WD has the capability to interface electronically with Contact and its customers with respect to accounting and shipping functions.

Contact designs its products in-house but has its apparel products manufactured according to its specifications by unaffiliated third parties in the United States and Asia and management believes that Contact's products are of comparable or better quality than similar athletic products offered at the same price points by other manufacturers.

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates. As a direct result of these efforts, Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of

                            (19)
various apparel products - both for its "branded" Contact Sports line and for its "private-label" business.


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

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water-resistant, windproof and printable. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify Ty-Breakers' proprietary patented fabric material. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Du Pont has recommended Ty-Breakers several times to potential customers as the source for Kensel. During the first quarter of 2005, Du Pont placed a $87,000 order with Ty-Breakers for custom Kensel jackets. Du Pont presently produces all of the Tyvek material.

Sales of custom Tyvek and Kensel apparel are not made through any long-term contracts and tend to be cyclical. Ty-Breakers has received several repeat orders from its promotional customers, but, because of the nature of the business, custom promotional sales tend not to be repeat orders.

Ty-Breakers will continue to rely primarily on sub-contractors in Hong Kong and China for the production requirements for its Ty-
Breakers apparel.






                            (20)

ALFA
----

Alfa continues to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) closing the acquisition of Journey of Light, Inc., a Delaware corporation ("JOL").


JOURNEY OF LIGHT, INC.
---------------------

Journey of Light, Inc. ("JOL") is a privately-held company and was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 29% of the common stock of JOL, Mr. Frank
J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Corp. Alfa holds an option to acquire JOL and as of the date of this Report the Boards of Directors and a majority of the shareholders of Alfa and JOL are considering the approval of a definitive agreement whereby Alfa would acquire JOL as a wholly owned subsidiary. (See Note 5, "Subsequent Event".)

Qutopia Project in Qatar

JOL has been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar with the ownership and operation by JOL of the business entities developed on the site. This real estate development project, known as Qutopia, originally included a theme park, hotels, office towers, retail facilities and residential villas and apartments. The Qutopia project at Qatar was delayed by the State of Qatar and negotiations are ongoing between the State of Qatar and JOL. The Government of Qatar has changed its objectives and no longer wishes to develop the originally proposed Qutopia project. Negotiations are ongoing between the State of Qatar and JOL with respect to resolving and settling Qatar's contractual obligations to JOL. The talks have, among other things, included discussion of an alternative project in Qatar and management of JOL believes that the resulting project, while different from Qutopia, will result in a more profitable project for JOL in Qatar. However, no assurance of the foregoing - nor of the ultimate outcome of these ongoing negotiations - can be given at this time.

Qutopia Project in Oman

JOL management was approached to propose the Qutopia project to the government of the Sultanate of Oman. On February 12, 2005 JOL

                            (21)
and representatives of a major European based construction and development company that is active in the Middle-East and has annual revenues in excess of $ 1 billion (the "Proposed J-V Partner") made a formal presentation of the project in Oman. On March 15, 2005, JOL received the written approval of the Qutopia Project from the government of Oman. JOL's management and senior executives of the Proposed J-V Partner met with the Minister of Tourism ("MOT") and other government authorities in early April 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Oman. JOL is presently negotiating the formation of a joint-venture company (J-V) with the Proposed J-V Partner for the purpose of executing the Qutopia Project in Oman. In late April 2005, the MOT sent JOL a draft memorandum of understanding (the "Draft MOU")and asked for JOL's comments and revisions.

The MOT's Draft MOU memorializes its agreement to (a) implement the project as soon as possible, and (b) provide approximately 204 acres (826,302 square meters) of beachfront land for the project in return for the MOT being an equity participant in the company ("Newco") that executes and owns the Qutopia project, and
(c) contemplates the early signing of a Development Agreement with Newco.

As of the date hereof, it is anticipated that Newco will be a subsidiary of the J-V and JOL has drafted its comments, suggestions and revisions of the Draft MOU and forwarded them to its Proposed J-V Partner for review. The MOT and JOL have agreed that JOL management will return to Oman in early June 2005 for the purpose of finalizing the MOU. Notwithstanding the foregoing, intense and complicated negotiations are presently underway with respect to the J-V agreement and with respect to the finalization of the MOU and no assurances can be given at this time that such ongoing negotiations will ultimately be concluded as indicated herein, or will ultimately be satisfactorily concluded, or will ultimately be concluded at all.

The Qutopia project at Oman is planned to be an integration of cultural, educational and entertainment activities including: hotels, restaurants, commercial & retail businesses and office space, a theme park with exhibitions, and approximately 1,900 residences for sale. It is presently planned that all the business enterprises will be owned and operated or leased to others by a local Omani subsidiary of the J-V, and the residential housing will be designed, built and sold by the J-V or its local Omani subsidiary.

Qutopia's development and construction costs are presently estimated at $1.048 billion. The 1,900 residential units (the exact number of residences being subject to final site study &

                            (22)
master planning by JOL)account for approximately $700 million of that budgeted cost. The balance of approximately $350 million of the budgeted construction costs will be utilized to build various hotel, retail, shopping and rental property businesses to be owned and operated by the J-V or its local Omani subsidiary. It is presently estimated that the residential units will be sold for approximately $1.2 billion, based upon current market conditions for similar residences. The foregoing estimates were originally conceived for nearby Qatar and are believed by JOL management to reflect the market facts in Oman as well - but are subject to refinement based on JOL's detailed market study of the Oman market specifically.

Qutopia will be located on land provided by the Sultan of Oman in the Seeb area which is nearby the Muscat International Airport and adjacent to the largest ongoing government-sponsored tourist development in the country - The Wave Project.

The implementation of Qutopia in Oman precludes an identical such project in nearby Qatar but is not expected to have an effect on JOL's contractual agreement with the State of Qatar - where negotiations to resolve Qatar's contractual obligations to JOL are ongoing.


Acquisition of Journey of Light, Inc. by Alfa International Corp.
----------------------------------------------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed to acquire JOL as a wholly owned subsidiary, subject to the execution of the formal acquisition agreement ("Acquisition Agreement") specifying certain conditions precedent

                            (23)
to the acquisition of JOL by Alfa, including, among other matters, the execution of a memorandum of understanding agreement between JOL, or a joint-venture company of which JOL is a member, or a third party company with which JOL has a contractual profit-sharing agreement (collectively, the "Contracting Party") and the government of the Sultanate of Oman with respect to the Qutopia Project, and approval of such Acquisition Agreement by the Boards of Directors and a majority of the shareholders of Alfa and of JOL. As of the date of this report, the final Acquisition Agreement has been prepared and is presently being reviewed by the Boards of Directors and a majority of the shareholders of each of Alfa and JOL and such Agreement is expected to be signed by all parties shortly.


CONSULTING AGREEMENTS
---------------------
A. Consulting Agreement:

Effective December 20, 2004 the Company entered into a two-year consulting agreement whereby the consultant would assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. The Company would pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which was completed by Alfa during the term of the consulting agreement. Pursuant to the agreement Alfa issued 100,000 shares of its unregistered and restricted Common Stock to the consultant.

B. Consulting Agreement:

The Company entered into a two-year consulting agreement effective June 1, 2004 whereby the consultant would assist the Company in its capital raising activities, financial public relations activities and provide advice relating to (i) future acquisitions and their structure and (ii) the Company's marketing and promotional activities. This consulting agreement was terminated by the Company on April 1, 2005.

C. Consulting Agreement:

Alfa and Contact and Mr. Jack Smith, the founder and former chief executive of The Sports Authority entered into a two-year consulting agreement effective January 1, 2003 under which Mr. Smith, among other things, provided Contact with management, business and marketing consulting services. Alfa paid Mr. Smith $5,000 per month plus 364,688 restricted shares of common stock for his services.


                            (24)

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space is leased by Contact on a month to month basis from an unaffiliated third party at 111 Port Jersey Boulevard, Jersey City, NJ 07305.



RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2005 vs.
THREE MONTHS ENDED MARCH 31,2004

Revenue in the first quarter of 200 was $2,637, a decrease of $13,958 as compared to the same period in the previous year. The decrease was primarily attributable to a decrease in sales at Ty-Breakers and a lack of any substantial sales at Contact. The $282,000 sales order backlog at Contact and Ty-Breakers as of March 31, 2005 is still the backlog as of the date hereof. A portion of this backlog will ship in the second quarter but the majority will not ship or be recorded as sales revenue until the third quarter of 2005. The cost of sales percentage for the first quarter of 2005 was adversely affected by a $33,575 charge to increase the inventory reserve at Contact to account for anticipated mark-downs of slow moving inventory items. Contact's normal pricing carries a gross profit percentage of approximately 50%, but this margin will only be achieved when Contact starts filling customers' orders on a regular basis. Much of Contact's sales to date were sold at special promotional pricing or on a consignment basis in order to get retail exposure for the Contact product line. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $107,447 during the first quarter of 2005, compared to $291,969 in the first quarter of 2004. This decrease of $184,522 (63%) was attributable to the Company's efforts to drastically reduce costs to conserve cash and is primarily attributable to reductions in salaries and professional fees and to a lesser extent to reductions in trade show expenses, advertising & promotional costs. It will be necessary for Contact to increase its marketing, promotional and trade show expenditures in order to be effective in marketing Contact's product line.

The Company experienced a net operating loss of $125,847 during the first quarter of 2005 as compared to a net operating loss of $291,814 during the same period in the previous fiscal year. This

                            (25)

$165,967 (57%) decrease in the Company's loss is attributable to the above-mentioned decreases in operating costs. The Company is experiencing continued losses due to its insufficient level of sales.

The Company will need to further increase sales in order to attain profitability. Management believes that Contact's ongoing sales efforts will increase its order backlog and result in sales revenue in future periods. The nature of Contact's business involves taking orders for future delivery - sometimes as much as six months in advance. This allows Contact to avoid to a great extent speculating on risk inventory. Greater marketing, promotional, advertising and trade show expenditures will need to be undertaken to continue and increase Contact's order taking process. While these expenditures will depress earnings in the short run they are critical to Contact's long term objective of establishing the Contact Sports brand. However, there can be no assurance that sufficient financial resources will be available to Contact to undertake these marketing, promotional, advertising and trade show expenditures.


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $1,020,624, $706,801 and $789,511 in fiscal 2004, 2003 and 2002,respectively.
The Company's net loss for the three months ended March 31, 2005 was $125,847. During the three months ended March 31, 2004, the Company had no net change in its cash and equivalents - i.e. neither a negative nor a positive cash flow. The funds used by operating activities were equal to the proceeds from the sale of its preferred stock plus the proceeds of loans from an officer and from JOL. During the three months ended March 31, 2004, the Company had a negative cash flow of $55,761. At March 31, 2005, the Company had a working capital deficit of $309,714, compared to working capital of $162,116 at December 31, 2004. The $147,598 reduction in working capital was primarily attributable to increases in accounts payable ($19,303); accrued payroll ($42,908);due to JOL ($8,642);and dividends payable ($54,500). Of the approximate $350,000 of current liabilities at March 31, 2005, approximately $50,000 of the accounts payable balance has been paid as of the date hereof and approximately $216,000 represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

The $38,642 of funds used by operating activities in the first quarter of fiscal 2005 resulted primarily from the net loss of $125,847 and increases in inventory, inventory reserves, prepaid expenses, accounts payable and accrued liabilities.

                            (26)

No funds were provided by investing activities in the first quarter of fiscal 2005.

Funds totaling $38,642 were provided by financing activities during the first quarter of fiscal 2005, from net proceeds realized from the sale of preferred stock and loans from an officer and from an affiliate.

As a result of the foregoing, the Company had no cash balance at March 31, 2005 as was the case at December 31, 2004.

Between March 31, 2005 and the date hereof, the Company has received $100,000 from an investor in its common stock and has received cash deposits on orders pending at Ty-Breakers. The Company will rely principally upon the business of its Contact Sports subsidiary for revenue growth. The continuation of Contact's marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan.

Without the receipt of additional funding, and without the Company's ability to substantially increase sales in its Contact Sports subsidiary, the launch and implementation of its marketing and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would significantly affect its ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations. As of March 31, 2005, the Company has sold 108,850 shares of its Series B Preferred Stock and 4,354,000 warrants, each warrant exercisable for the purchase of one share of Common Stock at a purchase price of $0.75. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations and Contact's marketing plan, management believes that Contact is positioned to significantly increase its sales. However, the Company can give no assurance that Contact will attain profitable operations.

ITEM  3   -    Controls and Procedures

Within the 90 days prior to the date of the filing of this Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of management, including the Company's chief executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our chief executive and financial officer concluded that the Company's disclosure controls and procedures

                            (27)
are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

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



























                            (28)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
March 31, 2005 on Form 10-QSB of Alfa International Corp.;

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


                            (29)

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

Date: May 23, 2005

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

CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Corp. on Form 10-QSB for the period ending March 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Corp.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

May 23, 2005

The originally executed copy of this Certification will be
maintained at the Company's offices and will be made available for inspection upon request.
                            (30)

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 23, 2005          ALFA INTERNATIONAL CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (31)