Form 10KSB/A
period 2004-12-31
ALFA INTERNATIONAL CORP
filed 2005-08-10
CIK 820600

                           FORM 10-KSB/A
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004
                            -----------------

  Commission File Number 0-17264
                         -------

                 Alfa International Holdings Corp.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

                   Alfa International Corp.
    ------------------------------------------------------
                  (Former Name of Registrant)

   Delaware                                 20-2876380
   --------                                 ----------

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification  Number)
-------------------------------          -----------------------

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


Results of Operations:

Fiscal Year Ended December 31, 2004 Compared to
Fiscal Year Ended December 31, 2003


In connection with targeting national department stores and sport specialty chains as an integral component of its marketing plan, Contact hired a Vice President of Sales in February 2004. Bringing this sales executive on board occurred later than anticipated, delaying the company's introduction of its product line into this major market sector. The Company's revenues in 2004 were $70,775, an increase of $53,261 (304%) from fiscal year 2003. This revenue increase resulted from $21,720 additional net sales at Contact and a $31,541 improvement in Ty-Breakers' revenue. Contact's current backlog as of the date hereof is $221,000. No royalty income from Ty-Breakers' Patent License Agreement with Du Pont is expected in the future as the Patent License Agreement was terminated in 2003. The cost of sales percentage was 232% for fiscal 2004 and 97% in fiscal 2003. The deterioration in the cost of sales percentage in fiscal 2004 was primarily a result of: (1) significant price markdowns at Contact to close out old inventory on goods from a previous season; (2) the establishment of a reserve related to writing down obsolete inventory on hand at December 31, 2004; and (3) the effect of warehousing costs on the low sales volume.

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

General and administrative expenses of $625,329 in fiscal 2004 were $154,822 (33%) higher than the $470,507 incurred in fiscal
2003, the result of higher professional fees, consulting fees and rent, partially offset by lower salary expenses.

The Company sustained a net operating loss of $1,020,624 during fiscal 2004, which operating loss was $313,823 (44%) higher than the net operating loss of $706,801 for fiscal 2003. The higher net operating loss was attributable to: (1) a $93,891 decline at the gross profit line, from the sale by Contact of out-of-season inventory at significantly reduced prices, plus the establishment of inventory reserves for inventory held by Contact at December 31, 2004, the aggregate negative impact of which was partially offset by improvements in Ty-Breakers' gross margin on increased sales; (2) $63,148 in higher sales and marketing expenses; (3) a $154,822 increase in general and administrative costs; and (4) $1,964 in higher non-operating costs.

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

To assist in selling all retailers, including the credit-deficient small independent retailers, Contact has entered into a one-year Agreement with a company specializing in factoring receivables. This Agreement commenced in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor. The Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party and currently remains in effect. Contact is considering entering into a new Agreement with the same company that will maintain all of the current factoring provisions but will also add a borrowing provision against receivables. There can be no assurance that such an agreement can be concluded between the Company and its factor on mutually satisfactory terms. The factoring agreement allows Contact to be assured of payment by the factor of any accounts receivable assigned to the factor, irrespective of whether or not Contact's customer actually pays such account receivable to Contact. Contact has agreed under the factoring agreement to pay the factor an amount equal to 1.5% of any account receivable Contact assigns to it with the stipulation that the minimum monthly amount of such payments will be at least $1,125. For a select number of high risk accounts, defined as Debtors-in-Possession or special accounts, the factor is entitled to receive a surcharge of up to 3% of the assigned receivable. During the fiscal year ended December 31, 2004, Contact assigned receivables totaling $30,218.39 to the factor and paid the factor fees totaling $10,288.45. Any of Contact's accounts receivable assigned to the factor are maintained on Contact's records as an account receivable until payment is received from the factor for such account receivable. All fees paid to the factor are expensed as incurred.

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


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held New York company which had extensive overseas activities between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business, assets and patent, changed its name to Ty-Breakers Corp. and was acquired by Alfa on January 23, 1997. Mr. Drohan serves as a Director and Chairman of the Board of Alfa's wholly-owned subsidiary, Ty-

Breakers Corp., and as Chairman of the Board and Chief Executive
Officer of its wholly-owned subsidiary, Contact Sports, Inc.

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



Dated: August 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.

Name               Title                          Date

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief      August 10, 2005
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

                                           F-2

              ALFA INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2004             2003
                                                      ----------- -----------
REVENUES:
  Net sales                                       $   70,775        $  17,514

COSTS AND EXPENSES:
  Cost of sales                                       164,181           17,029
  Selling, general and administrative                 924,266          706,296
  Interest income                                         (37)          (1,376)
  Other                                                 2,989            2,366
                                                   ----------      -----------
                                                    1,091,399          724,315
                                                   ----------      -----------
NET LOSS                                           (1,020,624)        (706,801)
PREFERRED STOCK DIVIDENDS                             207,838          127,337
                                                   ----------      -----------
LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(1,228,462)      $ (834,138)
                                                  ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (.11)     $      (.08)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      11,027,728       10,777,126
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

Alfa pays certain common expenses (such as rent and telephone) on JOL's behalf and charges JOL mutually agreed allocated amounts. In addition to payment of these charges (totaling $30,734 in year 2004 and reflected as a reduction of Alfa's Selling, General and Administrative Expenses) and repayment of the $397,179 liability noted in the preceding paragraph, JOL advanced $52,596 to Alfa during 2004. This Alfa liability does not bear interest and is due on demand.

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

Acquisition of Journey of Light, Inc. by Alfa International
Corp.
----------------------------------------------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. The November Agreement required Alfa to exercise its option within the ninety business days following the signing of a formal contract between JOL and the Government of Qatar. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal, on a fully-diluted basis, approximately 50% of the issued and outstanding shares of common stock of Alfa immediately following such acquisition. Management of Alfa has agreed in principle to exercise its option, as so modified, subject to execution of a formal acquisition agreement that would specify certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a formal agreement between JOL and the Sultanate of Oman for the Qutopia Project in the Sultanate of Oman and approval of such agreement by the shareholders of Alfa and JOL. As of the date of this report,initial drafts of the formal acquisition agreement have been prepared and are being reviewed by management of Alfa and JOL and are expected to be signed by all parties within the next thirty days.


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

Factoring Agreement

In March 2004, Contact entered into a one-year Agreement which currently remains in effect with a company specializing in factoring accounts receivable. The Agreement is renewed annually unless terminated in accordance with its terms and it covers all accounts receivable that Contact, in its sole discretion, chooses to assign to the factor. The factoring agreement assures Contact of payment by the factor of any accounts receivable assigned to the factor. Contact has agreed under the factoring agreement to pay the factor a fee equal to a percentage of each account receivable assigned to it and has further agreed to a minimum monthly amount of such fees during the term of the factoring agreement.

NOTE 6 - STOCKHOLDERS' EQUITY:

      Stock Option Plan - Effective September 1, 2001, subject to shareholder approval, the Company instituted the "Alfa International Corp 2002 Stock Option Plan" ("Plan"). The Plan provided for the granting of Incentive Stock Options and Non-Qualified Stock Options to all employees and others who perform key services to purchase up to 5,000,000 shares of common stock at an exercise price equal to at least the fair market value of a share of common stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding common stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

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