Form 10QSB
period 2005-06-30
ALFA INTERNATIONAL CORP
filed 2005-08-22
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2005
                               ---------------

Commission File Number: 0-17264
                        -------

               ALFA International Holdings Corp.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)


                   Alfa International Corp.
    ------------------------------------------------------
                  (Former Name of Registrant)


           Delaware                         20-2876380
---------------------------------      ---------------------
State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)      Identification Number)



      350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
     ---------------------------------------------------
            (Address of principal executive offices)


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

As of August 20, 2005, the registrant had outstanding 11,954,052 shares of Common Stock, par value $.001 per share.
                            (1)

            ALFA INTERNATIONAL HOLDINGS CORP.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2005 AND DECEMBER 31, 2004

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
       SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
       SIX MONTHS ENDED JUNE 30, 2005

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

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
















                            (3)

        ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                     June 30,        December 31,
                                        2005              2004
        ASSETS                        ---------       -----------
                                     (Unaudited)        (Note 1)
CURRENT ASSETS:
Cash                                  $ 139,546        $     -
Accounts Receivable                       9,701           13,449
Inventories                              68,060           44,682
Prepaid and other current assets         13,231            5,494
                                       --------         --------
        Total Current Assets            230,538           63,625
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            96,603           95,803
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           15,951
  Leasehold Improvements                    866              866
                                       --------         --------
                                        131,219          130,419
  Less:  Accumulated depreciation       (98,017)         (90,517)
                                       --------         --------
                                         33,202           39,902
                                       --------         --------
OTHER ASSETS:
  Other assets                           12,524           12,524
                                       --------          --------

Total Assets                          $ 276,264        $ 116,051
                                       --------          --------













                            (4)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  71,393         $ 76,202
Customer Deposits                        43,212              -
Accrued officer payroll, net            116,817           53,180
Due to affiliate                         61,238           52,596
Dividends payable                      108,514               14
Accrued expenses and other
  current liabilities                   22,909           43,749
                                       ---------        --------
        Total Current Liabilities       424,083          225,741
                                       ---------        --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
 Authorized: 850,000 shares
 Issued and outstanding: none
Series B preferred stock:
 Authorized:150,000 shares,$.001 par
 Value at June 30, 2005 and $.01 par
 Value at December 2004.
 Issued and outstanding: 108,850 shares
 At June 30, 2005 and 107,400 shares at
 December 31, 2004                         109             1,074
Common stock:
 Authorized: 50,000,000 shares,
 $.001 par value at June 30, 2005
 And 15,000,000 shares,$.01 par
 Value at December 31,2004
 Issued and outstanding:
 11,954,052 shares at
 June 30,2005 and 11,305,552
 shares at December 31, 2004            11,954           113,056
Capital in excess of par value        8,855,940         8,449,034
Retained earnings (deficit)          (9,015,822)       (8,672,854)
                                     ----------        ----------
  Total Stockholders' Equity
   (Deficit)                          (147,819)         (109,690)
                                  ----------        ----------
                                    $  276,264        $  116,051
                                    ==========        ==========

See accompanying notes to consolidated financial statements.

                            (5)

                  ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------------
                                            (UNAUDITED)                (UNAUDITED)
                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                             June 30,                    June 30,
                                      ----------------------      ----------------------
                                          2005          2004          2005         2004
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $   42,197    $   10,033    $   44,834    $   26,628
                                      ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales                            38,165         3,266        60,594        16,588
Selling, general and administrative     111,095       239,827       218,491       531,796
Interest (Income)                          ( 60)         ( 49)         ( 91)         ( 90)
Miscellaneous (Income) Expense            1,334        (1,998)         ( 27)          961
Income taxes                                335           877           335         1,077
                                      ---------     ---------     ---------     ---------
                                        150,869       241,923       279,302       550,332
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (108,672)   $ (231,890)   $ (234,468)   $ (523,704)
                                      ---------     ---------     ---------     ---------






PREFERRED STOCK DIVIDENDS            $   54,000    $   52,284    $  108,500    $  100,375
                                     ----------    ----------    ----------    -----------


LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (162,672)   $ (284,174)   $ (342,968)   $ (624,079)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.01)       $ (.03)      $  (.03)      $  (.06)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 11,954,052    10,965,310    11,954,052    10,965,310


See accompanying notes to consolidated financial statements.


















                            (6)

                 ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------

Balances At
 December 31,
 2004              11,305,552  $ 113,055  107,400  $1,074    $ 8,449,034    $(8,672,854)

Issuance of
 common stock
 for consulting
 services             150,000      1,500                          20,250

Issuance of
 common stock
 for cash, net of
 expenses             498,500      4,985                         249,105

Issuance of
 preferred stock
 for cash,net of
 expenses                                   1,450  $   15         28,985

Preferred stock
 dividends                                                                     (108,500)

Par Value adjustment            (107,586)            (980)       108,566


Net loss                   -          -        -       -          -            (234,468)
                   ----------    --------  -------  ------    -----------     ----------
Balances At June
30,2005            11,954,052   $ 11,954  108,850  $  109    $ 8,855,940    $(9,015,822)
                   ----------   --------  -------   ------    -----------    -----------

See accompanying notes to consolidated financial statements.

                                    (7)

                   ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ----------------------------------------------------
                                                           (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2005          2004
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (234,468)   $ (523,704)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                         7,500         7,269
  Inventory reserve                                        -        (95,436)
  Stock issued for consulting fees                     21,750        10,500
  Changes in operating assets and liabilities:
    Accounts receivable                                 3,748        (5,047)
    Inventories                                       (23,378)       95,765
    Prepaid expenses and other current assets          (7,737)      (97,711)
    Accounts payable                                   (4,809)       10,696
    Customer Deposits                                  43,212
    Accrued expenses and other current liabilities     42,797       (89,804)
                                                     ---------     ---------
      Net cash flows from operating activities       (151,385)     (687,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                 (800)      (12,430)
  Repayment from (Advance to) affiliate - net              -        276,704
                                                      --------     --------
      Net cash flows from investing activities           (800)      264,274

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from Affiliate                                  8,641           -
  Net proceeds from issuance of common stock          254,090           -
  Net proceeds from issuance of preferred stock        29,000       283,870
                                                     --------      --------
      Net cash flows from financing activities        291,731       283,870

NET CHANGE IN CASH AND EQUIVALENTS                    139,546      (139,328)
                                                      -------      --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  -        191,665
                                                      --------     --------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 139,546    $  52,337
                                                      --------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $     335    $    1,077
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------
NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                            $108,500     $  100,375
                                                    --------      ---------

See accompanying notes to consolidated financial statements.

                                     (8)

        ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Alfa International Holdings Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Alfa International Holdings Corp.("Alfa") and its wholly-owned subsidiaries, Contact Sports, Inc.("Contact Sports") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be

                            (9)
reasonable approximations of their fair values, based on market information available to management.

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

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $500 and $76,705 for the six months ended June 30, 2005 and June 30, 2004, respectively, were expensed as incurred.




Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS



                            (10)

No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three and six-month periods ended June 30, 2005 and 2004 unaudited):

                                        3 Mos. Ended June 30       6 Mos. Ended June 30
                                        ----------------------     ----------------------
                                           2005        2004            2005         2004
                                        ----------  ----------     ----------  ----------

Net loss applicable to common
 shareholders, as reported              $(284,174)  $(284,174)     $(342,968)  $(624,079)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                            -           -              -           -
                                        ----------   ---------      ---------   ----------
Pro forma loss applicable
 to common stockholders                 $(162,672)  $(284,174)      $(342,968) $(624,079)
                                        ==========  =========       =========   ==========

Basic loss per share, as reported       $  (0.01)   $   (0.03)        $ (0.02)   $ (0.06)
                                        =========   =========        ========    ========

Basic loss per share, pro forma         $  (0.01)   $   (0.03)        $ (0.02)   $ (0.06)
                                        =========   =========        ========    ========

Diluted loss per share, as reported     $  (0.01)   $   (0.03)        $ (0.02)   $ (0.06)
                                        =========   =========        ========    ========

Diluted loss per share, pro forma       $  (0.01)   $   (0.03)        $ (0.02)   $ (0.06)
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

NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to secure additional financing and attain profitable operations.

NOTE 3 - JOURNEY OF LIGHT, INC.

Journey of Light, Inc. ("JOL") is a privately-held company and was incorporated on October 14, 2003 under the laws of the State of Delaware. JOL's President and Chief Executive Officer, and owner of approximately 29% of the common stock of JOL, Mr. Frank
J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Holdings Corp. On May 25,2005 Alfa entered into a definitive agreement, subject to the occurrence of certain conditions precedent, to acquire JOL. On August 3, 2005, Alfa announced that the condition precedent had been accomplished and that Alfa was going forward with its acquisition of JOL as a wholly owned subsidiary.

On November 1, 2003, JOL entered into an agreement with Alfa
(the "Alfa-JOL Agreement") which superseded and replaced all prior agreements. Under the terms of the Alfa-JOL Agreement: (i) JOL assumed the obligations to Alfa incurred prior to November 1, 2003 by JOL-Jersey, Ltd., a company organized under the laws of Jersey in the Channel Islands. JOL had financed its operations

                            (12)
principally by means of cash advances from Alfa and its founding stockholders, and, at December 31, 2003, Alfa had recorded
$397,179 in loans to JOL. During 2004, JOL's liability to Alfa was paid in full.

Qutopia Project in Qatar

JOL had been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar. JOL will not develop the Qatar site and negotiations are ongoing with the State of Qatar to resolve the State of Qatar's contractual obligations to JOL. JOL is seeking a friendly resolution, but referral of the matter to arbitration as called for in the agreement with Qatar may occur.

Qutopia Project in Oman

JOL management was approached to propose the Qutopia project to the government of the Sultanate of Oman and a formal presentation of the project was presented in Oman on February 12, 2005. On March 15, 2005, the Qutopia Project was approved by the government of Oman. JOL's management (along with its likely strategic partner) met with the Minister of Tourism and other government authorities in early April 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Oman. On August 1, 2005, the Ministry of Tourism and JOL signed a memorandum of understanding ("MOU")memorializing the legal and commercial aspects of the project development.

The MOU memorializes the parties agreement to (a) form an Omani company (the "Project Company")to implement the project, (b) have the government provide 800,000 square meters (about 200 acres) of beachfront land for the Project in return for the government being an equity participant in the Project Company, (c)have the government provide additional land as necessary to assure the Project's agreed upon financial returns, and (d) have the government underwrite any possible losses in the cultural and heritage portions of the Project.

As of the date hereof, JOL and its likely strategic partner are preparing the master plan for the Project in Oman as required by the MOU. The MOU, which is not a legally binding agreement, contemplates that the parties will enter into a legally binding agreement for the Project before December 31, 2005, which date may be extended by the parties depending upon the progress of the master planning of the Project.

The implementation of the Project in Oman precludes an identical such project in any of the nearby GCC countries.



                            (13)

Acquisition of Journey of Light, Inc. by Alfa International Corp.
----------------------------------------------------------------

On May 25, 2005, Alfa and JOL executed a definitive agreement ("Agreement") whereby Alfa agreed to acquire JOL in exchange for such number of shares of the common stock of Alfa as would equal approximately 50% of the issued and outstanding shares of common stock of Alfa (after giving effect to the conversion of Alfa's Series B Preferred Stock)immediately following such acquisition. The Agreement specified certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of the above mentioned MOU between JOL and the government of the Sultanate of Oman with respect to the Project, and approval of the Agreement by the Boards of Directors and a majority of the shareholders of Alfa and of JOL. As of the date of this report, the MOU has been signed and Alfa and JOL are taking such steps as are necessary to consummate the acquisition.


NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock.

During the six months ended June 30, 2005, the Company sold 1,450 shares of its Series B Preferred Stock and 58,000 warrants. Net proceeds from sales of the Company's Series B Preferred Stock totaled $29,000 during the six months ended June 30, 2005.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended June 30, 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to net loss.

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company reduced the exercise price of the warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005. During the second quarter of 2005 warrant holders exercised 188,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds there from of $102,090. Subsequent to June 30, 2005 an additional 65,000 warrants were exercised at the reduced exercise price of $0.60 per share and the Company received net proceeds there from of $35,400. The reduced exercise period has expired and the remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and expire on September 30, 2006.




                            (14)

NOTE 5 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2004 was $54,473. The Company also rents warehouse space in Jersey City, New Jersey on a month-to-month basis.

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

Alfa was obligated through December 31, 2009 to pay its Vice-President an annual base salary of $55,000, plus an additional amount based on a combination of net sales and earnings before taxes. In September 2003, the Company increased the base salary

                            (15)
for its Vice President to $75,000. This agreement was terminable by the Company as of December 31, 2003, provided that net sales for 2003 were not at least $1,000,000. Prior to December 31, 2003, the Company elected to not invoke this provision. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and this individual, effective October 1, 2004, the Company discontinued making salary payments or accruing any liability for salary payments that would have been due under this individual employment agreement. The Company has made some consulting fee payments to this individual as its cash resources permitted and will continue to do so. Any such payments are not part of this individual's employment agreement, which is no longer in effect as to salary payments. This individual's employment agreement may be re-negotiated with the Company at a future point in time, the terms of such possible renegotiated agreement, if executed, cannot be determined at this time.

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




















                            (16)

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

     Inventory Reserves.   The Company previously established
inventory reserves to cover losses anticipated from inventory items becoming either non-saleable or saleable only at greatly reduced "close-out" prices. As of the date of this report, a total of $29,291 of such inventory along with the associated $29,291 inventory reserve has been written off in 2005 of which $28,648 was written off as of June 30, 2005. In addition the value of existing consignment inventory at a customer's location was reduced as of June 30, 2005 by an $18,807 inventory write-down in order to reflect the probable recovery. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will generally be exclusively finished goods and, if unsold, will generally be liquidated on a close out basis at the end of each season. There are no inventory reserves as of June 30, 2005 and management believes this to be adequate.

                            (17)

Contact Sports
--------------

Contact is in the business of designing, manufacturing and marketing a unique line of fashion-forward athletic and lifestyle apparel. Several collections of basketball athletic shorts and jerseys have been designed and manufactured, in addition to a collection of fashion-right quality T-Shirt designs covering a variety of sports. Also included are a fashionable assortment of sweat suits, jackets and outerwear along with caps and accessories. The entire line is moderately priced with high perceived value for intended distribution to national chains, department and specialty retailers. The design philosophy is a fashionable, edgy look, and the fabrics are high-quality goods, including cottons, micro fiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the development and expansion of Contact's business and brand.

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

As resources permit, Contact will support its product line with advertising and marketing efforts targeted to the markets where the retail stores carrying Contact's products are located and Contact intends, as resources permit, to expand such advertising and marketing efforts on a regional and national basis in line with sales penetration. Contact has created and produced a variety of radio and television ads and print and billboard advertisements as well as a marketing and public relations campaign aimed at creating demand at the consumer level. The foregoing is planned to be targeted to the geographical areas where Contact receives orders from retail stores.

Subject to the availability of financial resources, additional advertising is planned for the third and fourth quarters of 2005 in conjunction with Contact's product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print

                            (18)
and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact sports brand. Subject to the availability of financial resources, commercials are planned to air - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and popular radio stations.

The Contact marketing plan is particularly directed at establishing a "brand identity" for Contact, and, in this regard, the Company has contracted with four professional athletes and three nationally-known recording artists to appear in Contact's print and video advertising campaign and to participate in Contact's marketing campaigns. These athletes and artists participated in the production of Contact's print, radio, T.V., Internet and video advertising campaign. This advertising and marketing campaign is intended to establish and reinforce the Contact Sports brand and to support sales at the consumer level in the retail stores carrying Contact's products. The artists and athletes were under contract with Contact Sports through the end of the first quarter of 2004. These athletes and artists have indicated their willingness to continue to work with Contact in its marketing campaigns beyond the expiration dates of their respective original contracts. Contact is pursuing negotiations with these athletes and artists to extend the terms of those agreements, but no assurances can be made at this time that Contact will be successful extending such agreements or in signing new agreements with those individuals.

Contact's Vice President of Sales has over twenty-five years of experience selling to the specialty and department store accounts who are Contact's target customers. He, along with Jack Smith, founder and former CEO of The Sports Authority, have been using their influence and relationships at the national and multi-store regional chains that Contact has targeted as its potential customers. Management believes that these chains will generate the greatest growth for the Company and sales to such customers will facilitate selling the smaller independently owned retail stores. Subsequent to closing sales at the national level as indicated in the foregoing, Contact plans to hire independent sales representatives to sell these small independent stores.

In March 2004, Contact entered into a one-year Agreement which currently remains in effect with a company specializing in factoring accounts receivable (See: Liquidity).

In-house employees attend trade shows and do direct selling to retail accounts. During 2004 the Company participated in both MAGIC Shows held in Las Vegas. The MAGIC show is dedicated to the fashion and athletic apparel businesses and their twice a

                            (19)
year shows are well attended by small to large retailers. Contact's attendance resulted in follow up meetings with buyers at several national sporting goods and department store retailers who are among Contact's targeted customers. Management believes that the comprehensive sales presentations to its large volume potential buyers are better made either in the buyer's respective offices or in the Company's showroom but nevertheless recognizes the importance of maintaining a marketing and promotional presence at certain tradeshows. Subject to the availability of financial resources, Contact will exhibit at the two yearly MAGIC shows in 2006 to both support the independent sales representatives it plans to hire and to showcase its athletic fashion and urban street wear items to the small independent retailers following some additional product placements with its larger customers. The Company plans, subject to the availability of the financial resources, to continue to put a major emphasis on: (i) developing the Contact line and brand-name recognition through advertising and marketing efforts;
(ii) further sales penetration of its Contact Sports line into the national and regional specialty sports retail stores and department stores; (iii) supporting Contact's sales efforts with advertising and marketing efforts including customer-specific advertising and marketing programs to drive traffic to the stores carrying Contact's products.

In house Contact personnel continue to call on retailers to solicit orders for Contact's products. Contact's current sales backlog of un-shipped orders as of the date of this report is $180,810.

Three nationally recognized recording and rap artists - Prodigy from Mobb Deep, Black Rob and Kay Slay; and three professional basketball players currently in the NBA - Erick Dampier, starting center for the Dallas Mavericks; Felipe Lopez, point guard for the Dallas Mavericks; and Tierre Brown, point guard for the Los Angeles Lakers - are prominently featured in Contact's marketing materials. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several national print advertisements have been run featuring the athletes and artists in targeted magazines. Additional national print and outdoor advertising are planned, subject to the availability of the financial resources, for the balance of 2005 in conjunction with product deliveries to retailers.

Contact maintains a showroom in New York City at the Empire State
Building. The Company views its New York City showroom as important to its efforts to reach the buyers at major retailers

                            (20)
throughout the U.S., many of whom often visit New York for various "market weeks". Contact has made presentations at its showroom to a variety of retailers, including several major retailers.

Several high-level meetings have been held regarding orders for Spring 2006 deliveries of Contact's product and negotiations are ongoing. No assurance however can be given that such negotiations will result in actual orders, nor can any assurance be given as to the size, if any, of any orders or test orders.

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

Contact has developed a "private label" product line consisting initially of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass-market retailers. The company intends to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label, and in select cases under stores own brand labels, to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created this potential secondary revenue stream in a manner that will not interfere with or damage the Contact brand. To date Contact has received several such private label orders and all such product sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained.

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

Contact has a contractual arrangement with a major national warehouse distribution company (the "WD"). The WD receives and

                            (21)
stores Contact's inventory from its overseas vendors, picks, packs and ships orders to Contact's customers and performs all inventory management functions. In addition, the WD has the capability to interface electronically with Contact and its customers with respect to accounting and shipping functions.

Contact designs its products in-house but has its apparel products manufactured according to its specifications by unaffiliated third parties in the United States and Asia and management believes that Contact's products are of comparable or better quality than similar athletic products offered at the same prices by other manufacturers.

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates. As a direct result of these efforts, Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of various apparel products - both for its "branded" Contact Sports line and for its "private-label" business.

Management primary focus continues to be the sales and marketing of Contact's products.


Ty-Breakers
-----------

Ty-Breakers markets custom-printed Tyvek and Kensel apparel as promotional products (the "Custom Business"). Customers who have purchased custom Tyvek and Kensel apparel include brewers, food distributors, automotive companies, hotels & resorts and other major corporations as well as athletic associations, sponsors of sporting and special events and fashion designers. The custom-printed apparel is used as promotional, advertising and marketing items by these organizations. Ty-Breakers' Tyvek jacket has become its primary product for corporate identity, advertising and promotion purposes. Other custom Tyvek products include hats, bags, aprons and banners. In the Custom Business, Ty-Breakers markets its products primarily through its web site and referrals from Du Pont and the Advertising Specialty Institute. Ty-Breakers is one of only three companies recommended by Du Pont, when potential customers call Du Pont seeking Tyvek apparel.

Tyvek, a synthetic material produced by Du Pont, is made of 100% polyethylene and is exceptionally strong, water-resistant, windproof and printable. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify

                            (22)

Ty-Breakers' proprietary patented fabric material. Apparel products made from Kensel have a more substantial "feel" than products made from Tyvek. Du Pont has recommended Ty-Breakers several times to potential customers as the source for Kensel. Ty-Breakers will deliver custom printed jackets to Du Pont in the fourth quarter of 2005. The total project is valued at $43,200. Du Pont presently produces all of the Tyvek material.

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

Management does not view Ty-Breakers as a growth business and other than as enumerated above, Ty-Breakers has discontinued its active marketing programs.


Alfa
----

On May 23, 2005 Alfa's Board of Directors approved the change of its corporate domicile from New Jersey to Delaware and approved the merger ("Merger") of Alfa International Corp. with and into Alfa International Holdings Corp. ("AIHC"), a Delaware corporation recently formed by Alfa solely for the purpose of effecting its

                            (23)
change of domicile. Pursuant to a joint written consent of a majority of Alfa's common stockholders approving the change of domicile, the Merger was approved and the appropriate certificates of merger were filed with the Secretaries of State of New Jersey and Delaware. The Merger was effective as of May 25, 2005, the day that such certificates were so filed.

Alfa continues to concentrate on (1) building its Contact subsidiary's business and brand awareness, (2) its capital raising activities and (3) the closing of the acquisition by Alfa of Journey of Light, Inc., a Delaware corporation ("JOL").

Journey of Light, Inc.
----------------------

BACKGROUND
----------
Journey of Light, Inc. ("JOL") was incorporated on October 14,
2003 under the laws of the State of Delaware. Alfa has signed a definitive agreement to acquire JOL.

JOL's President and Chief Executive Officer, and owner of approximately 29% of the common stock of JOL, Mr. Frank J. Drohan, one of JOL's founding shareholders, is also President and Chief Executive Officer of Alfa International Holdings Corp. On May 25, 2005 Alfa entered into a definitive agreement, subject to the occurrence of certain conditions precedent, to acquire JOL. On August 3, 2005, Alfa announced that the condition precedent had been accomplished and that Alfa was going forward with its acquisition of JOL as a wholly owned subsidiary.

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

Qutopia Project in Qatar

JOL had been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate in Doha, Qatar. JOL will not develop the Qatar site and negotiations are ongoing with the State of Qatar to resolve the State of Qatar's contractual obligations to JOL. JOL is seeking a friendly resolution, but referral of the matter to arbitration as called for in the agreement with Qatar may occur.
                            (24)

Qutopia Project in Oman

JOL management was approached to propose the Qutopia project to the government of the Sultanate of Oman and a formal presentation of the project was presented in Oman on February 12, 2005. On March 15, 2005, the Qutopia Project was approved by the government of Oman. JOL's management (along with its likely strategic partner) met with the Minister of Tourism and other government authorities in early April 2005 and conducted final negotiations with respect to JOL's implementing Qutopia in Oman. On August 1, 2005, the Ministry of Tourism and JOL signed a memorandum of understanding ("MOU")memorializing the legal and commercial aspects of the project development.

The MOU memorializes the parties agreement to (a) form an Omani company (the "Project Company")to implement the project, (b) have the government provide 800,000 square meters (about 200 acres) of beachfront land for the Project in return for the government being an equity participant in the Project Company, (c)have the government provide additional land as necessary to assure the Project's agreed upon financial returns, and (d) have the government underwrite any possible losses in the cultural and heritage portions of the Project.

As of the date hereof, JOL and its likely strategic partner are preparing the master plan for the Project in Oman as required by the MOU. The MOU, which is not a legally binding agreement, contemplates that the parties will enter into a legally binding agreement for the Project before December 31, 2005, which date may be extended by the parties depending upon the progress of the master planning of the Project.

The implementation of the Project in Oman precludes an identical such project in any of the nearby GCC countries.

Acquisition of Journey of Light, Inc. by Alfa International Corp.
----------------------------------------------------------------

On May 25, 2005, Alfa and JOL executed a definitive agreement ("Agreement") whereby Alfa agreed to acquire JOL in exchange for such number of shares of the common stock of Alfa as would equal approximately 50% of the issued and outstanding shares of common stock of Alfa (after giving effect to the conversion of Alfa's Series B Preferred Stock)immediately following such acquisition. The Agreement specified certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of the above mentioned MOU between JOL and the government of the Sultanate of Oman with respect to the Project, and approval of the Agreement by the Boards of Directors and a majority of the shareholders of Alfa and of JOL. As of the date
                            (25)
of this report, the MOU has been signed and Alfa and JOL are taking such steps as are necessary to consummate the acquisition.


The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space in New Jersey is leased by Contact on a month to month basis from an unaffiliated third party.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2005 vs.
THREE MONTHS ENDED JUNE 30,2004

Revenue in the second quarter of 2005 was $42,197, compared to $10,033 in the second quarter of 2004. This increase of $32,164 (320%) as compared to the same period in 2004 is attributable to increased sales at Contact Sports resulting from deliveries during the second quarter of 2005 of previously booked orders. The current sales order backlog at Contact is $180,810. The cost of sales for the second quarter of 2005 was $38,165 (90%) and was negatively affected by the $18,807 inventory write-down of existing consignment inventory at a customer's location. The Company believes it's cost of sales will be between 50% and 60% once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries an average gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $111,095 during the second quarter of 2005, compared to $239,827 in the second quarter of 2004. This decrease of $128,732 (54%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

Contact's marketing and promotional expenditures were not significant during the period but are expected, subject to the availability of financial resources, to be quite substantial in the future as the Company continues to market Contact's product line.

The Company incurred a net loss from operations of $108,672 during the second quarter of 2005 as compared to a net loss from

                            (26)
operations of $231,890 during the second quarter of 2004. This $123,218 (53%) decrease in the Company's loss was attributable to the above-mentioned increases in sales revenue at Contact combined with the reduction in operating costs. The Company is experiencing these continued losses due to an insufficient level of sales at Contact.

The Company will need to further increase sales at Contact in order to attain profitability.


SIX MONTHS ENDED JUNE 30,2005 vs.
SIX MONTHS ENDED JUNE 30,2004

Revenue in the first six months of 2005 was $44,834, compared to $26,628 in the first six months of 2004. This increase of $18,206 (68%) as compared to the same period in 2004 is attributable to increased sales at Contact Sports during the second quarter of 2005 as mentioned above. The current sales order backlog at Contact is $180,810. The cost of sales for the first six months of 2005 was $60,594 (135%) and was negatively affected by the $18,807 inventory write-down during the second quarter of existing consignment inventory at a customer's location. The Company believes it's cost of sales will be between 50% and 60% once it starts filling customers' sales orders from ongoing production. Contact's normal pricing carries an average gross profit percentage of approximately 50%. Contact's inventory, while expected to increase in line with sales growth, is not expected to be significant since inventory will be manufactured and sold pursuant to specific purchase orders. Significant inventories of unsold products are not expected to be maintained by Contact.

Selling, general and administrative expenses were $218,491 during the second quarter of 2005, compared to $531,796 in the second quarter of 2004. This decrease of $313,305 (59%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

Contact's marketing and promotional expenditures were not significant during the period but are expected, subject to the availability of financial resources, to be quite substantial in the future as the Company continues to market Contact's product line.

The Company incurred a net loss from operations of $234,468 during the first six months of 2005 as compared to a net loss from operations of $523,704 during the first six months of 2004.
This $289,236 (55%) decrease in the Company's loss was

                            (27)
attributable to the above-mentioned increases in sales revenue at Contact combined with the reduction in operating costs. The
Company is experiencing these continued losses due to an insufficient level of sales at Contact.

The Company will need to further increase sales at Contact in order to attain profitability.

Management believes that Contact's ongoing sales efforts, while not supported by the desired advertising and marketing expenditures at present, will increase its order backlog and result in sales revenue in future periods. To be truly effective, Contact's sales efforts should be supported by concurrent advertising expenditures, which cannot be presently undertaken due to the Company's weak financial position. The nature of Contact's business involves taking orders for future delivery - sometimes as much as six months in advance. This allows Contact to avoid, to a great extent, speculating on risk inventory. Greater marketing, promotional, advertising and trade show expenditures will need to be undertaken to continue and increase Contact's order taking process. While these expenditures will depress earnings in the short run they are critical to Contact's long term objective of establishing the Contact Sports brand. However, there can be no assurance that sufficient financial resources will be available to Contact to undertake these marketing, promotional, advertising and trade show expenditures.

Contact must substantially increase its sales in order for the Company to attain profitability. Management believes that Contact's insufficient level of sales will result in negative cash flows in the second half of 2005 but that positive cash flow and a profitable level of sales may be attained in the first half of fiscal year 2006 as a result of ongoing sales efforts. In previous reports management had stated its belief that such sales performance and positive cash flow at Contact might occur in 2005. Unpredictable delays in the order taking process at Contact and a lack of the necessary financial resources often cause future events to not develop as forecast and management's estimates have routinely required adjustment. No assurance therefore can be given that such positive cash flow or profitable operations will be attained during the first half of 2005.


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $1,020,624, $706,801 and $789,511 in fiscal 2004, 2003 and 2002,respectively.
The Company's net loss from operations for the six months ended June 30, 2005 was $279,302. During the six months ended June 30,

                            (28)

2005, the Company had a negative cash flow from operations but also had a net change in its cash and equivalents of $139,546 - a positive cash flow as compared to a negative cash flow of $(139,328) in the six months ended June 30, 2004. This positive cash flow resulted primarily from sales of the Company's equity securities during the six months ended June 30, 2005.

At June 30, 2005, the Company had a working capital deficit of $(193,545), compared to a working capital deficit of $(162,116) at December 31, 2004. The $31,429 reduction in working capital was primarily attributable to increases in customer deposits, accrued payroll and dividends payable, net of the proceeds from sales of the Company's equity securities during the period. Of the $424,083 of current liabilities at June 30, 2005, - $286,569 or 67.5% represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

The $151,385 of funds used by operating activities in the first six months of 2005 resulted primarily from the net loss of $234,468 and increases in inventory, prepaid expenses and a reduction in accounts payable, net of increases in customer deposits and accrued expenses.

Funds totaling $800 were invested in the first six months of 2005 in computer equipment.

Funds totaling $291,731 were provided by financing activities during the first six months of fiscal 2005 from net proceeds realized from the sales of common and preferred stock and from loans from an affiliate.

As a result of the foregoing, the Company had a cash balance at June 30, 2005 of $139,546 as compared to no cash balance at December 31, 2004.

The Company will rely principally upon the business of its Contact Sports subsidiary for revenue growth. The continuation of Contact's marketing efforts is contingent upon the continued receipt by Alfa of the necessary financing to fund Contact's marketing plan. Because of the substantial uncertainties discussed herein, however, the Company can give no assurance that it will attain the aforesaid objectives with respect to bookings, shipments or sales in the timetables described, or in any timetable.

Without the receipt of additional funding, and without the Company's ability to substantially increase sales in its Contact
Sports subsidiary, the launch and implementation of its marketing

                            (29)
and advertising campaign will have to be scaled down, postponed or cancelled, any of which events would significantly affect its ability to continue operations.

The Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations.

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company reduced the exercise price of the warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005. During the second quarter of 2005 warrant holders exercised 188,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds there from of $102,090. Subsequent to June 30, 2005 an additional 65,000 warrants were exercised at the reduced exercise price of $0.60 per share and the Company received net proceeds there from of $35,400. The reduced exercise period has expired and the remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and expire on September 30, 2006.

During the first six months of 2005, the Company sold 1,450 shares of its Series B Preferred Stock and received net proceeds there from of $29,000. As discussed above, subject to Alfa's ability to obtain the necessary funding to finance operations and Contact's marketing plan, management believes that Contact is positioned to significantly increase its sales. Alfa is presently in discussions with an institutional investment fund with regard to such fund providing financing to Alfa, but the Company can give no assurance that such discussions will be concluded positively or at all.

To assist in selling all retailers, including the credit-deficient small independent retailers, Contact has entered into a one-year Agreement with a company specializing in factoring receivables. This Agreement commenced in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor. The Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party and currently remains in effect. Contact is considering entering into a new Agreement with the same company that will maintain all of the current factoring provisions but will also add a borrowing provision against receivables. There can be no assurance that such an agreement can be concluded between the Company and its factor on mutually satisfactory terms. The factoring agreement allows Contact to be assured of payment by the factor of any accounts receivable assigned to the factor, irrespective of whether or not Contact's customer

                            (30)
actually pays such account receivable to Contact. Contact has agreed under the factoring agreement to pay the factor an amount equal to 1.5% of any account receivable Contact assigns to it with the stipulation that the minimum monthly amount of such payments will be at least $1,125. For a select number of high risk accounts, defined as Debtors-in-Possession or special accounts, the factor is entitled to receive a surcharge of up to 3% of the assigned receivable. Any of Contact's accounts receivable assigned to the factor are maintained on Contact's records as an account receivable until payment is received from the factor for such account receivable. All fees paid to the factor are expensed as incurred.

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

ITEM 6.    Exhibits and Reports on Form 8-K


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3

                            (31)

 (b)       Reports on Form 8-K
           ------------------

On May 23, 2005, the Company filed a Form 8-K, which filing discussed (1) the approval by Alfa's Board of Directors of the acquisition of JOL, and (2) the change of Alfa's corporate domicile from New Jersey to Delaware.

On June 6, 2005, the Company filed a Form 8-K, which filing discussed the reduced the "Reduced Price Exercise Period" during which time the exercise price of the Company's 4,354,000 then outstanding warrants which are exercisable at $0.75 per share (the "Warrants") was reduced to sixty cents ($0.60) per share.

On June 24, 2005, the Company filed a Form 8-K, which filing discussed the resignation of Mr. Kye Giscombe as a Company director and the appointment of Mr. Lombardo as an outside
Director of the Company.

On July 22, 2005, the Company filed a Form 8-K, which filing discussed the extension of the reduced "Reduced Price Exercise
Period"  until August 12, 2005.

On August1, 2005, the Company filed a Form 8-K, which filing discussed the Registrant's intention to proceed with its previously announced acquisition of Journey of Light, Inc.
("JOL") subsequent to the accomplishment of a condition precedent to such acquisition.






                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
June 30, 2005 on Form 10-QSB of Alfa International Holdings Corp.
(the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


                            (32)

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




                            (33)

Date: August 21, 2005


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




                      CERTIFICATION PURSUANT TO:
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International
Holdings Corp. on Form 10-QSB for the period ended June 30, 2005
(the "Report"), as filed with the Securities and Exchange
Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Holdings Corp.



/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer


August 21, 2005


The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                            (34)

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: August 21, 2005          ALFA INTERNATIONAL CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                            (35)