Form 10QSB/A
period 2005-06-30
ALFA INTERNATIONAL CORP
filed 2005-08-22
CIK 820600

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
Undesignated preferred stock:
 Authorized: 850,000 shares
 Issued and outstanding: none
Series B preferred stock:
 Authorized:150,000 shares,$.001 par
 Value at June 30, 2005 and $.01 par
 Value at December 31, 2004.
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

                            (5)

                  ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------------
                                            (UNAUDITED)                (UNAUDITED)
                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                             June 30,                    June 30,
                                      ----------------------      ----------------------
                                          2005          2004          2005         2004
                                          ----          ----          ----         ----
REVENUES:
Net sales                            $   42,197    $   10,033    $   44,834    $   26,628
                                      ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales                            38,165         3,266        60,594        16,588
Selling, general and administrative     111,044       239,827       218,491       531,796
Interest (Income)                          ( 60)         ( 49)         ( 91)         ( 90)
Miscellaneous (Income) Expense            1,334        (1,998)         ( 27)          961
Income taxes                                335           877           335         1,077
                                      ---------     ---------     ---------     ---------
                                        150,818       241,923       279,302       550,332
                                      ---------     ---------     ---------     ---------

NET LOSS                             $ (108,621)   $ (231,890)   $ (234,468)   $ (523,704)
                                      ---------     ---------     ---------     ---------






PREFERRED STOCK DIVIDENDS            $   54,000    $   52,284    $  108,500    $  100,375
                                     ----------    ----------    ----------    -----------


LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (162,621)   $ (284,174)   $ (342,968)   $ (624,079)
                                       ---------    ----------    -----------   -----------


BASIC & DILUTED LOSS PER COMMON SHARE    (.01)       $ (.03)      $  (.03)      $  (.06)
                                         -----         -----         -----         -----
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 11,629,802    10,965,310    11,467,692    10,965,310


See accompanying notes to consolidated financial statements.


















                            (6)

                 ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)
                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------

Balances At
 December 31,
 2004              11,305,552  $ 113,055  107,400  $1,074    $ 8,449,034    $(8,672,854)

Issuance of
 common stock
 for consulting
 services             150,000      1,500                          20,250

Issuance of
 common stock
 for cash, net of
 expenses             498,500      4,985                         249,105

Issuance of
 preferred stock
 for cash,net of
 expenses                                   1,450  $   15         28,985

Preferred stock
 dividends                                                                     (108,500)

Par Value adjustment            (107,586)            (980)       108,566


Net loss                   -          -        -       -          -            (234,468)
                   ----------    --------  -------  ------    -----------     ----------
Balances At June
30,2005            11,954,052   $ 11,954  108,850  $  109    $ 8,855,940    $(9,015,822)
                   ----------   --------  -------   ------    -----------    -----------

See accompanying notes to consolidated financial statements.

                                    (7)

                   ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ----------------------------------------------------
                                                           (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       2005          2004
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (234,468)   $ (523,704)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                         7,500         7,269
  Inventory reserve                                        -        (95,436)
  Stock issued for consulting fees                     21,750        10,500
  Changes in operating assets and liabilities:
    Accounts receivable                                 3,748        (5,047)
    Inventories                                       (23,378)       95,765
    Prepaid expenses and other current assets          (7,737)      (97,711)
    Accounts payable                                   (4,809)       10,696
    Customer Deposits                                  43,212           -
    Accrued expenses and other current liabilities     42,797       (89,804)
                                                     ---------     ---------
      Net cash flows from operating activities       (151,385)     (687,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                 (800)      (12,430)
  Repayment from (Advance to) affiliate - net              -        276,704
                                                      --------     --------
      Net cash flows from investing activities           (800)      264,274

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from Affiliate                                  8,642           -
  Net proceeds from issuance of common stock          254,090           -
  Net proceeds from issuance of preferred stock        29,000       283,870
                                                     --------      --------
      Net cash flows from financing activities        291,731       283,870

NET CHANGE IN CASH AND EQUIVALENTS                    139,546      (139,328)
                                                      -------      --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  -        191,665
                                                      --------     --------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 139,546    $  52,337
                                                      --------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $     335    $    1,077
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------
NON-CASH FINANCING ACTIVITIES:

Preferred stock dividends                           $108,500     $  100,375
                                                    --------      ---------

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

                                        3 Mos. Ended June 30       6 Mos. Ended June 30
                                        ----------------------     ----------------------
                                           2005        2004            2005         2004
                                        ----------  ----------     ----------  ----------

Net loss applicable to common
 shareholders, as reported              $(162,672)  $(284,174)     $(342,968)  $(624,079)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                        5,600       5,000          11,200     10,000
                                        ----------   ---------      ---------   ----------
Pro forma loss applicable
 to common stockholders                 $(168,272)  $(289,174)      $(354,168) $(634,079)
                                        ==========  =========       =========   ==========

Basic loss per share, as reported       $  (0.01)   $   (0.03)        $ (0.03)   $ (0.06)
                                        =========   =========        ========    ========

Basic loss per share, pro forma         $  (0.01)   $   (0.03)        $ (0.03)   $ (0.06)
                                        =========   =========        ========    ========

Diluted loss per share, as reported     $  (0.01)   $   (0.03)        $ (0.03)   $ (0.06)
                                        =========   =========        ========    ========

Diluted loss per share, pro forma       $  (0.01)   $   (0.03)        $ (0.03)   $ (0.06)
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


NOTE 4, SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

Subject to the availability of financial resources, additional advertising is planned for the third and fourth quarters of 2005 in conjunction with Contact's product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print

                            (18)
and video advertising campaign as very important to this branding effort, and the advertising campaign will feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact sports brand. Subject to the availability of financial resources, commercials are planned to air (in conjunction with product deliveries to retail stores) on ESPN, ESPN2, BET, MTV and popular radio stations.

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

Three nationally recognized recording and rap artists: Prodigy from Mobb Deep, Black Rob and Kay Slay; and three professional basketball players currently in the NBA - Erick Dampier, starting center for the Dallas Mavericks; Felipe Lopez, point guard for the Dallas Mavericks; and Tierre Brown, point guard for the Los Angeles Lakers - are prominently featured in Contact's marketing materials. These artists and athletes participated in the production of Contact's print, radio, TV, internet and video advertising campaign and have agreed to act as spokespersons for Contact. Discussions are presently being held with other such athletes and recording artists. Several national print advertisements have been run featuring the athletes and artists in targeted magazines. Additional national print and outdoor advertising are planned, subject to the availability of the financial resources, for the balance of 2005 in conjunction with product deliveries to retailers.

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

Contact has developed vendor relationships with several offshore garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates. As a direct result of these efforts, Contact has realized substantially decreased production costs, consistent quality and much greater competitiveness for its products than it had theretofore achieved. Contact will rely on these sub-contractors for the manufacturing and production of various apparel products, both for its "branded" Contact Sports line and for its "private-label" business.

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

Selling, general and administrative expenses were $111,044 during the second quarter of 2005, compared to $239,827 in the second quarter of 2004. This decrease of $128,783 (54%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

Contact's marketing and promotional expenditures were not significant during the period but are expected, subject to the availability of financial resources, to be quite substantial in the future as the Company continues to market Contact's product line.

The Company incurred a net loss from operations of $108,621 during the second quarter of 2005 as compared to a net loss from

                            (26)
operations of $231,890 during the second quarter of 2004. This $123,264 (53%) decrease in the Company's loss was attributable to the above-mentioned increases in sales revenue at Contact combined with the reduction in operating costs. The Company is experiencing these continued losses due to an insufficient level of sales at Contact.

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

Selling, general and administrative expenses were $218,491 during the first six months of 2005, compared to $531,796 in the first six months of 2004. This decrease of $313,305 (59%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

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

Management believes that Contact's ongoing sales efforts, while not supported by the desired advertising and marketing expenditures at present, will increase its order backlog and

                            (27)
result in sales revenue in future periods. To be truly effective, Contact's sales efforts should be supported by concurrent advertising expenditures, which cannot be presently undertaken due to the Company's weak financial position. The nature of Contact's business involves taking orders for future delivery, sometimes as much as six months in advance. This allows Contact to avoid, to a great extent, speculating on risk inventory. Greater marketing, promotional, advertising and trade show expenditures will need to be undertaken to continue and increase Contact's order taking process. While these expenditures will depress earnings in the short run they are critical to Contact's long term objective of establishing the Contact Sports brand. However, there can be no assurance that sufficient financial resources will be available to Contact to undertake these marketing, promotional, advertising and trade show expenditures.

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


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $1,020,624, $706,801 and $789,511 in fiscal 2004, 2003 and 2002,respectively.
The Company's net loss for the six months ended June 30, 2005 was $234,468. During the six months ended June 30, 2005, the Company had a negative cash flow from operations but also had a net change in its cash and equivalents of $139,546, a positive cash flow as compared to a negative cash flow of $(139,328) in the six months ended June 30, 2004. This positive cash flow resulted primarily from sales of the Company's equity securities during the six months ended June 30, 2005.

At June 30, 2005, the Company had a working capital deficit of $(193,545), compared to a working capital deficit of $(162,116) at December 31, 2004. The $31,429 reduction in working capital was primarily attributable to increases in customer deposits, accrued payroll and dividends payable, net of the proceeds from sales of the Company's equity securities during the period. Of

                            (28)
the $424,083 of current liabilities at June 30, 2005, - $286,569 or 67.5% represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

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

                            (29)

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


                            (30)

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


                            (31)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others


                            (32)
within those entities, particularly during the period in which this quarterly report is being prepared; and

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


                            (33)

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

                            (34)