Form 10QSB
period 2005-09-30
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2005-11-18
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2005
                                ------------------

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


      350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
      -------------------------------------------------
            (Address of principal executive offices)


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


As of November 18, 2005, the Registrant had outstanding
28,337,843 shares of Common Stock, par value $.001 per share.

                            (1)

                 ALFA INTERNATIONAL HOLDINGS CORP.
                             INDEX
                  PART I - FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
    NINE  MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

    NINE MONTHS ENDED SEPTEMBER 30, 2005

    CONSOLIDATED STATEMENTS OF CASH FLOWS:
    NINE MONTHS ENDED SEPTEMBER 30, 2005
    NINE MONTHS ENDED SEPTEMBER 30, 2004


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






















                            (3)

             ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS



                                    September 30      December 31,
                                        2005              2004
ASSETS                              -------------     -----------
                                     (Unaudited)        (Note 1)

CURRENT ASSETS:
Cash                                  $   2,632        $      -
Accounts Receivable                      86,665           13,449
Inventory, net of reserves               65,401           44,682
Prepaid and other current assets             -             5,494
                                       --------         --------
        Total Current Assets            154,698           63,625
                                       --------         --------

PROPERTY AND EQUIPMENT:
  Office & Computer Equipment            97,558           95,803
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           15,951
  Leasehold Improvements                    866              866
                                       --------         --------
                                        132,174          130,419
  Less:  Accumulated depreciation      (101,768)         (90,517)
                                       --------         --------
                                         30,406           39,902
                                       --------         --------

OTHER ASSETS:
Deposits                                 13,524           12,524
                                       --------          -------
                                         13,524           12,524
                                       --------          -------

Total Assets                          $ 198,628        $ 116,051
                                       --------         --------





                            (4)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $  78,424         $ 76,202
Accrued payroll                         143,674           53,180
Customer deposits                        43,212
  -
Dividends payable                      161,673               14
Due to affiliate                        47,747           52,596
Accrued expenses and other
  current liabilities                    7,125           43,749
                                       --------         --------
        Total Current Liabilities       481,855          225,741
                                       --------         --------

COMMITMENTS
STOCKHOLDERS' EQUITY:
Undesignated preferred stock:
 Authorized: 850,000 shares
 Issued and outstanding: none
Series B preferred stock:
 Authorized:150,000 shares,$.001 par
 Value at September 30, 2005 and
 $.01 par Value at December 31, 2004.
 Issued and outstanding:108,350 shares
 At September 30, 2005 and 107,400
 Shares at December 31, 2004               108            1,074
Common stock:
 Authorized: 50,000,000 shares,
 $.001 par value at September 30,
 2005 and 15,000,000 shares,$.01
 Par value at December 31, 2004
 Issued and outstanding:
 12,053,565 shares at September
 30, 2005 and 11,305,552 shares
 At December 31, 2004                   12,054          113,056
Capital in excess of par value        8,905,755        8,449,034
Retained earnings (deficit)          (9,201,144)      (8,672,854)
                                     ----------       ----------
  Stockholders' Equity (Deficit)      (283,227)        (109,690)
                                  ----------       ----------
  Total Liabilities & Equity        $  198,628       $  116,051


See accompanying notes to consolidated financial statements.

                            (5)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         ------------------------------------------
                                              (UNAUDITED)                (UNAUDITED)
                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           September 30,                September 30,
                                        ----------------------      ----------------------
                                          2005          2004          2005        2004
                                          ----          ----          ----        ----
REVENUES:
Net sales                              $  107,703    $   36,426    $  152,537   $   63,054
                                        ---------     ---------     ---------    ---------

COSTS AND EXPENSES:
Cost of sales                              87,749        25,989       148,343       42,577
Selling, general and administrative       151,763       223,285       370,254      755,081
Interest (income) expense                     (91)           88          (182)          (2)
Miscellaneous (Income) Expense                (59)       12,806          ( 86)      13,767
Income taxes                                  216         2,415           551        3,492
                                        ---------     ---------     ---------    ---------
                                          239,578       264,583       518,880      814,915
                                        ---------     ---------     ---------    ---------

NET LOSS                               $ (131,875)   $ (228,157)   $ (366,343)  $ (751,861)
                                        ---------     ---------     ---------    ---------

PREFERRED STOCK DIVIDENDS              $   53,447    $   53,625    $  161,947   $  154,000
                                       ----------    ----------    ----------   ----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                    $ (185,322)   $ (281,782)   $ (528,290)  $ (905,861)
                                         ---------    ----------    -----------  ----------


BASIC & DILUTED LOSS PER COMMON SHARE $  (.01)      $ (.03)       $  (.04)     $  (.08)
                                      --------      -------       --------     --------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   12,003,808    11,097,728    11,771,056   11,003,932


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


                    Common Stock           Preferred Stock
                  --------------------     ---------------     Capital in      Retained
                                 Par                  Par       Excess of       Earnings
                  Shares        Value       Shares   Value      Par Value       (Deficit)
                  ------        ------      ------   -----      ---------       ---------



Balances At
 December 31,
 2004              11,305,552  $ 113,056   107,400  $  1,074   $  8,449,034   $(8,672,854)


Issuance of
 common stock
 for consulting
 services             150,000      1,500                             20,250


Issuance of
 common stock
 for cash, net of
 expenses             577,725      5,064                            298,651


Issuance of
 preferred stock
 for cash, net of
 expenses                                    1,450        15         28,985

Conversion of
 preferred stock
 for common stock      20,000         20      (500)       (1)           (19)


Issuance of
 preferred stock
 dividends in
 common stock              288         -                                288


Preferred stock
 dividends                                                                       (161,947)


Par Value Adjustment            (107,586)               (980)       108,566


Net loss                   -          -         -         -          -           (366,343)
                   ----------    -------   -------   -------      ---------     ----------
Balances At
September 30, 2005 12,053,565  $  12,054   108,350  $    108   $  8,905,755   $(9,201,144)
                   ----------    -------   -------   -------      ---------     ----------

See accompanying notes to consolidated financial statements.








                                                (7)

                   ALFA INTERNATIONAL HOLDINGD CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                                           (UNAUDITED)
                                                        Nine Months Ended
                                                            September 30,
                                                        ----------------
                                                       2005          2004
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (366,343)   $ (751,861)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                       11,251        10,903
   Inventory reserve                                       -        (95,947)
   Stock issued for consulting services                21,750        10,500
   Changes in operating assets and liabilities:
    Accounts receivable                               (73,216)      ( 8,257)
    Inventories                                       (20,719)       31,629
    Prepaid expenses and other current assets           5,494       (27,695)
    Other assets                                       (1,000)            -
    Accounts payable                                    2,222        24,776
    Customer deposits                                  43,212            -
    Accrued expenses and other current liabilities     53,870       (81,540)
                                                    ---------     ---------
      Net cash flows from operating activities       (323,479)     (887,492)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment               (1,755)      (12,429)
  Repayment from (Advance to) affiliate - net               -       397,179
  Security Deposits                                         -         (360)
                                                      ---------     ---------
      Net cash flows from investing activities         (1,755)      384,390


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock          303,715           -
  Net proceeds from issuance of preferred stock        29,000       283,548
  Advances from affiliate                              (4,849)       30,733
                                                    ---------     ---------
      Net cash flows from financing activities        327,866       314,281

NET CHANGE IN CASH                                      2,632      (188,821)
                                                    ---------     ---------

CASH, BEGINNING OF PERIOD                                   -       191,665
                                                    ---------     ---------

CASH, END OF PERIOD                                 $   2,632     $   2,844
                                                    ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                        $      -     $       -
                                                    ---------     ---------
Interest paid                                              -             -
                                                    ---------     ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                            $ 161,947     $ 154,000
                                                     --------     ---------

See accompanying notes to consolidated financial statements.



                                                (8)

        ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Alfa International Holdings Corp. and subsidiaries ("Alfa" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2004 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented are not necessarily indicative of operating results for the respective full years. At September 30, 2005, the Company had two wholly-owned subsidiaries. As of the date of this report the Company has three wholly-owned subsidiaries through which it conducts all of its operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The

                            (9)
amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Advertising and marketing costs - Advertising, promotional and marketing costs of approximately $2,386 and $93,784 for the nine months ended September 30, 2005 and September 30, 2004, respectively, were expensed as incurred.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock-Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also

                             (10)
amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123 for the three and nine-month periods ended September 30, 2005 and 2004 (unaudited):

                                       3 Mos. Ended September 30  9 Mos. Ended September 30
                                       -------------------------  -------------------------
                                           2005        2004            2005          2004
                                        ----------  ----------     ----------  ----------


Net loss applicable to common
 shareholders, as reported              $(185,322)  $(281,782)     $(528,290)  $(905,861)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                     (  5,600 )   ( 5,000)      ( 16,800)    (15,000)
                                        ----------   ---------      ---------   ----------
Pro forma loss applicable
 to common stockholders                 $(190,922)  $(286,782)      $(545,090) $(920,861)
                                        ==========  =========       =========   ==========
Basic loss per share, as reported       $  (0.01)   $   (0.03)        $ (0.04)   $ (0.08)
                                        =========   =========        ========    ========
Basic loss per share, pro forma         $  (0.02)   $   (0.03)        $ (0.05)   $ (0.08)
                                        =========   =========        ========    ========
Diluted loss per share, as reported     $  (0.01)   $   (0.03)        $ (0.04)   $ (0.08)
                                        =========   =========        ========    ========
Diluted loss per share, pro forma       $  (0.02)   $   (0.03)        $ (0.05)   $ (0.08)
                                        =========   =========        ========    ========

                                                (11)

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

NOTE 3 - JOURNEY OF LIGHT, INC.

On October 11, 2005 (the "Effective Date"), Alfa completed the acquisition of Journey of Light, Inc., a Delaware corporation ("JOL") as a wholly owned subsidiary. JOL was merged with and into the Merger-Sub (the "Merger"). The Merger-Sub which is a New York corporation and a wholly-owned subsidiary of Alfa was recently formed for the purpose of acquiring JOL. The Merger-Sub has changed its corporate name to Journey of Light, Inc.

     JOL was a privately-held company engaged primarily in the business of real estate development in the country of Oman. In connection with the Merger, Alfa issued 16,284,278 shares of its $.001 par value common stock ("Common Stock") to the shareholders of JOL (SEE: Note 6 - SUBSEQUENT EVENT).

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In October 2003, the Board of Directors authorized an increase to 150,000 in the number of shares of the Company's preferred stock designated as Series B Preferred Stock. The Company conducted a Private Placement (the "Offering")of its securities ("Units"). During the nine months ended September 30, 2005, the Company sold 1,450 shares of its Series B Preferred Stock and 58,000 warrants. Net proceeds from sales of the Units totaled $29,000 during the nine months ended September 30, 2005. The Offering was closed by the Company on October 11, 2005.

The Series B Redeemable Convertible Preferred Stock has been excluded from the computation of diluted earnings per share for the period ended September 30, 2005, as the conversion would be anti- dilutive after adding back preferred stock dividends to net loss.

                             (12)

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company reduced the exercise price of the warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005 (the "Warrant Exercise Period"). During the Warrant Exercise Period warrant holders exercised 253,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds therefrom of $137,490. The remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and expire on September 30, 2006.

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

Contact Sports had been obligated through December 31, 2006 to pay its President an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes. This agreement was terminable by the Company as of December 31, 2003, provided that net sales for 2003 were not at least $1,000,000. Prior to December 31, 2003, the Company elected to not invoke this provision. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and this individual, effective October 1, 2004, the Company discontinued making salary payments or accruing any liability for salary payments that would have been due under this individual employment agreement. The Company has made some consulting fee payments to this individual as its cash resources permitted and will continue to do so. Any such

                            (13)
payments are not part of this individual's employment agreement, which is no longer in effect as to salary payments. This individual's employment agreement may be re-negotiated with the Company at a future point in time, the terms of such possible renegotiated agreement, if executed, cannot be determined at this time.

Alfa was obligated through December 31, 2009 to pay its Vice-President an annual base salary of $75,000, plus an additional amount based on a combination of net sales and earnings before taxes. This agreement was terminable by the Company as of December 31, 2003, provided that net sales for 2003 were not at least $1,000,000. As of December 31, 2003, the Company elected to not invoke this provision. As a result of lack of sufficient cash to fund operating expenses, by mutual agreement between the Company and this individual, effective October 1, 2004, the Company discontinued making salary payments or accruing any liability for salary payments that would have been due under this individual employment agreement. The Company has made some consulting fee payments to this individual as its cash resources permitted and will continue to do so. Any such payments are not part of this individual's employment agreement, which is no longer in effect as to salary payments. This individual's employment agreement may be re-negotiated with the Company at a future point in time, the terms of such possible renegotiated agreement, if executed, cannot be determined at this time.

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

NOTE 6 - SUBSEQUENT EVENT

Acquisition of Journey of Light, Inc. by Alfa International
Holdings Corp.
----------------------------------------------------------------

On May 25, 2005, Alfa and Journey of Light, Inc., a Delaware corporation ("JOL") executed a definitive agreement("Agreement")

                            (14)
whereby Alfa agreed to acquire JOL in exchange for such number of shares of the common stock of Alfa as would equal approximately 50% of the issued and outstanding shares of common stock of Alfa (after giving effect to the conversion of Alfa's Series B Preferred Stock) immediately following such acquisition. The Agreement specified certain conditions precedent to the acquisition of JOL by Alfa, including, among other matters, the execution of a memorandum of understanding ("MOU") between JOL and the government of the Sultanate of Oman memorializing the legal and commercial aspects of the real estate development project (the "Oman Project") to be developed in Oman by JOL, and approval of the Agreement by the Boards of Directors of Alfa and of JOL. The MOU was signed by the parties on August 1, 2005.

On October 11, 2005 (the "Effective Date"), Alfa completed the acquisition of JOL as a wholly owned subsidiary of Alfa. JOL was merged with and into the Merger-Sub (the "Merger").

In connection with the Merger, Alfa issued 16,284,278 shares of its $.001 par value common stock ("Common Stock") to the shareholders of JOL. Frank J. Drohan, President and a Director of Alfa, was a JOL shareholder at the time of the Merger. In addition, Charles P. Kuczynski, Vice-President and a Director of Alfa, and Salvatore J. Bucchere, a Director of Alfa, were also each shareholders of JOL at the time of the Merger.

The Project in Qatar

JOL had been negotiating for some time with the State of Qatar to develop approximately 200 acres of waterfront real estate (the "Qutopia Project") in Doha, Qatar. JOL will not develop the Qutopia Project in Qatar and negotiations are ongoing with the State of Qatar to resolve the State of Qatar's contractual obligations to JOL. Management expects that such negotiations will, by the end of 2005, result in a friendly resolution, but litigation or referral of the matter to arbitration as called for in the Contract with Qatar may occur.

The Project in Oman.

JOL management was approached to propose a modified form of the Qutopia project (the "Oman Project") to the government of the Sultanate of Oman (the "Government") and a formal presentation of the Oman Project was presented to the Government in Oman on February 12, 2005. On March 15, 2005, the Oman Project was approved by the Government. On August 1, 2005, the Ministry of Tourism of the Government (the "MOT") and JOL signed a memorandum of understanding ("MOU") memorializing the legal and commercial aspects of the Oman Project's development. The MOU memorializes the parties agreement to (a) form an Omani company (the "Project Company") to implement the Oman Project, (b) have the MOT provide

                            (15)

800,000 square meters (about 200 acres) of beachfront land (the "Land") for the Oman Project in return for the MOT being an equity participant in the Project Company, (c)have the MOT provide additional land as necessary to assure the Oman Project's agreed upon financial returns, and (d) have the MOT underwrite any possible losses in the cultural and heritage portions of the Oman Project. In September 2005, the MOT increased the Land allocated to the Oman Project by adding an additional 200,000 square meters (about 45 acres) of land adjacent to the original Land. The Land constituting the Oman Project site is now 1,000,000 square meters (approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat.

     The Oman Project is planned to be an integration of cultural, heritage, educational and entertainment activities including hotels, commercial and residential components and a theme park and exhibitions - all of which will be owned and operated by the Project Company. Additionally, it includes the construction and sale by the Project Company of approximately 2,000 residences. It will be located on land provided by the MOT in the Seeb area which is nearby the Muscat International Airport and adjacent to the largest ongoing government sponsored tourist development in the country - The Wave Project.

     As of the date hereof, JOL is preparing the master plan and feasibility study for the Oman Project for presentation to the MOT in mid-January 2006. The MOU, which is not a legally binding agreement, contemplates that the parties will enter into a legally binding agreement for the development of the Oman Project before December 31, 2005, which date is in the process of being extended by the parties to January 31, 2006.

     The implementation of the Oman Project precludes an identical such project in any of the nearby countries.

     Alfa expects that the Project Company (of which JOL is presently planned to be the majority shareholder) will own, operate and manage the entire Oman Project. The MOU further provides that, subject to the Government's approval of the Oman Feasibility Study presently being prepared, the parties will, in January 2006, negotiate a legally binding "Heads of Terms Agreement" which will define the major terms of the final Shareholder Agreement and Development Agreement between the Project Company and the MOT.

     Alfa expects the development costs for the Oman Project to be approximately eight hundred million dollars. JOL is presently conducting discussions with several prospective lenders, investors, partners and international hotel operators.

                            (16)

     The terms of the Merger are more fully described in the Agreement and Plan of Merger dated May 19, 2005 by and among Alfa, JOL and the Merger-Sub, a copy of which has been previously filed as an exhibit to Alfa's Report on Form 8-K dated May 27, 2005.

After the acquisition, the former stockholders of JOL own approximately 58% of the issued and outstanding voting stock of Alfa. Accordingly, the acquisition will be treated as a purchase acquisition of Alfa by JOL (a reverse acquisition) in future financial statements.

The following unaudited pro forma consolidated results of operations for the periods presented assume that the acquisition of Alfa International Holdings Corp. occurred as of December 31, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.


                          Nine Months Ended         Year Ended
                          September 30, 2005     December 31,2004
                          ------------------     ----------------


Revenues                      $ 152,719         $    70,812
                              ---------         -----------

Net Loss                      $(529,932)        $(2,070,895)
                              ---------         -----------

Net loss applicable to
 common stockholders          $(641,879)        $(2,278,733)
                              ---------         -----------

Net loss per common share,
 basic and diluted            $   (0.02)        $     (0.08)
                              ---------         -----------

Net loss applicable to
 common stockholders per
 common share, basic
 and diluted                  $   (0.02)        $     (0.08)
                               ---------         -----------






                            (17)

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

     Inventory Reserves. The Company previously established inventory reserves to cover losses anticipated from inventory items becoming either non-saleable or saleable only at greatly reduced "close-out" prices. As of the date of this report, a total of $29,291 of such inventory along with the associated $29,291 inventory reserve has been written off during the first half of 2005. In addition the value of then existing consignment inventory at a customer's location was reduced as of June 30, 2005 by an $18,807 inventory write-down and the remaining balance of such consignment inventory was paid for by the customer in the third quarter of 2005. Contact's future business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will generally be exclusively finished goods and, if unsold, will generally be

                            (18)
liquidated on a close out basis at the end of each season. There are no inventory reserves as of September 30, 2005 and management believes this to be adequate.

Alfa continues to concentrate on (i) building its Contact subsidiary's business and brand awareness, and (ii) its capital raising and financing activities. On October 11, 2005 Alfa acquired Journey of Light, Inc., a Delaware corporation ("JOL") as a wholly owned subsidiary.

JOURNEY OF LIGHT, INC.
----------------------

On October 11, 2005 (the "Effective Date"), Alfa completed the acquisition of JOL as a wholly owned subsidiary of Alfa. JOL was merged with and into the Merger-Sub (the "Merger"). The Merger-Sub which is a New York corporation and a wholly-owned subsidiary of Alfa was recently formed for the purpose of acquiring JOL. The Merger-Sub has changed its corporate name to Journey of Light, Inc. JOL was a privately-held company engaged primarily in the business of real estate development in the country of Oman.

On August 1, 2005, the Ministry of Tourism of the Government of Oman (the "MOT") and JOL signed a memorandum of understanding ("MOU") memorializing the legal and commercial aspects of the Oman Project's development.In September 2005, the MOT increased the Land allocated to JOL for the Oman Project by adding an additional 200,000 square meters (about 45 acres) of adjacent land. The Land constituting the Oman Project site is now 1,000,000 square meters (approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat.

As of the date hereof, JOL is preparing the master plan and feasibility study for the Oman Project for presentation to the MOT in mid-January 2006. JOL has engaged the services of Michael Baker Jr., Inc. ("Baker") (www.mbakercorp.com) as JOL's Program Manager to assist JOL in this process. Baker, which employs over 4,000 people in the U.S. and abroad, is located in Pittsburgh, PA and is highly experienced in all aspects of design, program management and construction management for large scale construction and development projects.

Alfa expects that the Project Company (of which JOL is presently planned to be the majority shareholder) will own, operate and manage the entire Oman Project. The MOU further provides that, subject to the Government's approval of the Oman Feasibility Study, JOL and the MOT will negotiate a legally binding "Heads of Terms Agreement" which will define the major terms of the final Shareholder Agreement and Development Agreement between the Project Company and the MOT.

                            (19)

Alfa expects, based on present assumptions which are subject to modification, that the development costs for the Oman Project will be approximately eight hundred million dollars.

The terms of the Merger are more fully described in the Agreement and Plan of Merger dated May 19, 2005 by and among Alfa, JOL and the Merger-Sub, a copy of which has been previously filed as an exhibit to Alfa's Report on Form 8-K dated May 27, 2005.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Warehouse space at 111 Port Jersey Boulevard, Jersey City, NJ 07305 is leased by Contact on a month to month basis from an unaffiliated third party.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30,2005 vs.
THREE MONTHS ENDED SEPTEMBER 30,2004

Revenue in the third quarter of 2005 was $107,703, an increase of $71,277 (195%)as compared to the same period in 2004. This increase is attributable to an increase in private label sales at Contact. The cost of sales percentage for the third quarter of 2005 of 81% was indicative of the nature of the private label sales shipped during the quarter which carry a lower (typically 20%) gross profit margin than Contact's "branded" merchandise. The Company believes it's cost of sales percentage on its "branded" Contact Sports products will be between 40% and 50%. Contact's inventory is expected to increase in line with sales growth but inventory will generally only be manufactured pursuant to specific purchase orders. Significant inventories of unsold products ("Risk Inventory") are not expected to be maintained by Contact.

Selling, general and administrative expenses were $151,763 during the third quarter of 2005, compared to $223,285 in the third quarter of 2004. This decrease of $71,522 (32%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

Contact's marketing and promotional expenditures were not significant during the period but are expected, subject to the availability of financial resources, to be quite substantial in the future as the Company continues to market Contact's product line.

The Company plans, subject to the availability of the necessary financial resources, to continue to put a major emphasis on: (i)

                            (20)
developing the Contact line and brand-name recognition through its advertising and marketing efforts; (ii) further sales penetration of its Contact Sports line into the national and regional specialty sports retail stores and department stores;
(iii) supporting Contact's sales efforts with advertising and marketing efforts including customer-specific advertising and marketing programs to drive traffic to the stores carrying Contact's products. In house Contact personnel continue to call on retailers to solicit orders for Contact's products.

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

Subject to the availability of the financial resources, additional advertising is planned in conjunction with Contact's product deliveries to retailers. The Contact marketing plan is particularly directed at positioning and establishing a "brand identity" for Contact. The Company views the use of professional athletes and nationally-known recording artists as "Contact spokespersons" in the print and video advertising campaign as very important to this branding effort, and the advertising campaign is planned to feature such Contact spokespersons in video, voice and print. The marketing campaign is intended to establish and reinforce the Contact sports brand. Subject to the availability of the financial resources to implement its advertising campaign, Contact plans to air commercials - in conjunction with product deliveries to retail stores - on ESPN, ESPN2, BET, MTV and other popular radio stations.

The Company incurred a net loss from operations of $131,875 during the third quarter of 2005 as compared to a net loss from operations of $228,157 during the third quarter of 2004. This $96,282 (42%) decrease in the Company's loss was attributable to the above-mentioned increases in sales revenue at Contact combined with the reduction in operating costs. The Company is experiencing these continued losses due to an insufficient level of sales at Contact.

The Company will need to further increase sales at Contact in order to attain profitability. Management believes that Contact and the Company will continue to generate negative cash flows for the Company during the remainder of 2005 and that a profitable

                            (21)
level of sales will only be attained after Contact's "branded" products are successfully sold into its target customers' retail stores. The Company has in the past underestimated the difficulty of launching a new apparel brand but believes that Contact is making progress in this regard. Because of the attractive gross margins that can be obtained with "branded" merchandise, Contact intends to continue its efforts to sell its Contact Sports apparel collections to retail stores. No assurance can be given however that profitable operations will be attained in the near future.

NINE MONTHS ENDED SEPTEMBER 30,2005 vs.
NINE MONTHS ENDED SEPTEMBER 30,2004

Revenue in the first nine months of 2005 was $152,537, compared to $63,054 in the first nine months of 2004. This increase of $89,483 (141%) as compared to the same period in 2004 is almost entirely attributable to increased sales of private label merchandise at Contact Sports during the third quarter of 2005 as mentioned above. The cost of sales for the first nine months of 2005 was $148,343 (97%) and was indicative of the nature of the private label sales shipped during the quarter which carry a lower (typically 20%) gross profit margin than Contact's "branded" merchandise. Additionally the cost of sales for the first nine months of 2005 was negatively affected by the $18,807 inventory write-down during the second quarter of existing consignment inventory at a customer's location. The Company believes it's cost of sales percentage on its "branded" Contact Sports products will be between 40% and 50%. Contact's inventory is expected to increase in line with sales growth but inventory will generally only be manufactured pursuant to specific purchase orders. Significant Risk Inventories are not expected to be maintained by Contact. The nature of Contact's business involves taking orders for future delivery, sometimes as much as six months in advance. This allows Contact to avoid, to a great extent, speculating on Risk Inventory.

Selling, general and administrative expenses were $370,254 during the first nine months of 2005, compared to $755,081 in the first nine months of 2004. This decrease of $384,827 (50%) was primarily attributable to the Company's stringent cost cutting during the period including salaries and consulting fees for internal accounting services.

The Company incurred a net loss from operations of $366,343 during the first nine months of 2005 as compared to a net loss from operations of $751,861 during the first nine months of 2004. This $385,518 (51%)decrease in the Company's loss is attributable to the above-mentioned increases in sales revenue at Contact


                            (22)
combined with the reduction in operating costs. The Company is experiencing these continued losses due to an insufficient level of sales at Contact.

To be truly effective, Contact's sales efforts for its branded products should be supported by concurrent advertising expenditures, which cannot be presently undertaken due to the Company's weak financial position. Marketing, promotional, advertising and trade show expenditures will need to be undertaken to increase Contact's order taking process for its collections of branded product. While these expenditures will depress earnings in the short run they are critical to Contact's long term objective of establishing the Contact Sports brand.

The Company will need to further increase sales at Contact in order to attain profitability. Management believes that Contact and the Company will continue to generate negative cash flows for the Company during the remainder of 2005 and that a profitable level of sales will only be attained after Contact's "branded" products are successfully sold into its target customers' retail stores. The Company has in the past underestimated the difficulty of launching a new apparel brand but believes that Contact is making progress in this regard. Because of the attractive gross margins that can be obtained with "branded" merchandise, Contact intends to continue its efforts to sell its Contact Sports apparel collections to retail stores. No assurance can be given however that profitable operations will be attained in the near future.

In previous reports management had stated its belief that such sales performance and positive cash flow at Contact might occur in 2005. The difficulty of establishing a new "brand" combined with a lack of the necessary financial resources have often caused events to not develop as forecast by management and management's estimates have frequently required adjustments.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past several fiscal years. The Company incurred net losses of $1,020,624, $706,801 and $789,511 in fiscal 2004, 2003 and
2002,respectively. The Company's net loss from operations for the nine months ended September 30, 2005 was $366,343. During the nine months ended September 30, 2005, the Company had a negative cash flow from operations which was approximately offset by a positive cash flow from financing activities which resulted primarily from sales of the Company's equity securities during the nine months ended September 30, 2005.



                            (23)

At September 30, 2005, the Company had a working capital deficit of $(327,157), compared to a working capital deficit of $(162,116) at December 31, 2004. The $165,041 reduction in working capital was primarily attributable to increases in customer deposits, accrued payroll and dividends payable, net of the increases in accounts receivable and inventory during the period. Of the $481,855 of current liabilities at September 30, 2005, - $353,094 or 73% represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

The $323,479 of funds used by operating activities in the first nine months of 2005 resulted primarily from the net loss of $366,343 and increases in accounts receivable and inventory, net of increases in customer deposits and accrued payroll and expenses.

Funds totaling $1,755 were invested in the first nine months of 2005 in computer and telephone equipment.

Funds totaling $327,866 were provided by financing activities during the first nine months of fiscal 2005 from net proceeds realized from the sales of common and preferred stock.

As a result of the foregoing, the Company had a cash balance at September 30, 2005 of $2,632 as compared to no cash balance at December 31, 2004.

The Company will rely principally upon the businesses of its Contact Sports subsidiary and its newly acquired JOL subsidiary for revenue growth (SEE: Notes to Financial Statements - Note 6 - Subsequent Event). The continuation of Contact's marketing efforts is contingent upon the receipt by Alfa of the necessary financing to fund Contact's marketing plan. Because of the substantial uncertainties discussed herein, including the difficulty of launching a new "Brand" in the apparel business, the Company can presently give no assurance that Contact will attain its objectives with respect to bookings, shipments or sales in the timetable previously described, or in any timetable.

Without the Company's ability to substantially increase sales in its Contact Sports subsidiary and without the receipt of additional funding to implement Contact's marketing and advertising campaign to spur such sales, Contact's selling efforts will have to be scaled down, postponed or cancelled, any of which events would significantly affect Contact's - and possibly the Company's - ability to continue operations.

To assist in selling all retailers, including the credit-deficient small independent retailers, Contact has entered into a one-year Agreement with a company specializing in factoring

                            (24)
receivables. This Agreement commenced in March 2004 and encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the factor. The Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party and currently remains in effect. Contact is considering entering into a new Agreement with the same company that will maintain all of the current factoring provisions but will also add a borrowing provision against receivables. There can be no assurance that such an agreement can be concluded between the Company and its factor on mutually satisfactory terms. The factoring agreement allows Contact to be assured of payment by the factor of any accounts receivable assigned to the factor, irrespective of whether or not Contact's customer actually pays such account receivable to Contact. Contact has agreed under the factoring agreement to pay the factor an amount equal to 1.5% of any account receivable Contact assigns to it with the stipulation that the minimum monthly amount of such payments will be at least $1,125. For a select number of high risk accounts, defined as Debtors-in-Possession or special accounts, the factor is entitled to receive a surcharge of up to 3% of the assigned receivable. Any of Contact's accounts receivable assigned to the factor are maintained on Contact's records as an account receivable until payment is received from the factor for such account receivable. All fees paid to the factor are expensed as incurred.

The continuation of JOL's efforts to conclude its proposed substantial real estate development project in Oman is also contingent upon the receipt by Alfa and/or JOL of the necessary financing to fund JOL's business plan. JOL is presently in discussions with the Government of Qatar with respect to a financial settlement to resolve the State of Qatar's contractual obligations to JOL, but as of the date hereof no such settlement has been reached and no assurances can be given that any such settlement ultimately will be reached (SEE: Notes to Financial Statements - Note 6 - Subsequent Event - The Project in Qatar).

Prior to the date hereof, the Company has to a great extent relied on the net proceeds from private placements of its equity securities to fund its operations. Alfa is presently in discussions with an institutional investment fund with regard to such fund providing financing to Alfa but as of the date hereof, no transaction has been closed and no assurances can be given that any such transaction ultimately will be closed.

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company


                            (25)
reduced the exercise price of these warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005 (the "Exercise Period"). During the Exercise Period warrant holders exercised 253,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds therefrom of $137,490. The remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and expire on September 30, 2006.

During the first nine months of 2005, the Company sold 1,450 shares of its Series B Preferred Stock and received net proceeds there from of $29,000.


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


ITEM 6.    Exhibits and Reports on Form 8-K


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

3(i)           Certificate of Incorporation and
                 Amendment to Certificate of
                 Incorporation of Alfa International
                 Holdings Corp.                        E-1

                            (26)

3(ii)          By-laws of Alfa International
                 Holdings Corp.                        E-3


31             Sarbannes-Oxley certification           E-19


32             Sarbannes-Oxley certification           E-21




  (b)      Reports on Form 8-K
           -------------------

On October 11, 2005 the Company filed a Form 8-K which filing discussed the facts that,(i) effective October 11, 2005 Alfa had completed the acquisition of Journey of Light, Inc., a Delaware corporation, and (ii) Effective Monday, October 10, 2005 - the new stock ticker symbol on the OTC Bulletin Board for Alfa's common stock is "AHDS".





                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: November 18, 2005        ALFA INTERNATIONAL HOLDINGS CORP.
                                       (Registrant)


                               By: /s/ Frank J. Drohan
                               -------------------------
                                   Frank J. Drohan
                                   Chief Executive Officer
                                   and Chief Financial Officer




                            (27)