Form 10KSB
period 2005-12-31
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-04-18
CIK 820600

                           FORM 10-KSB
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005
                            -----------------

  Commission File Number 0-17264
                         -------


                 Alfa International Holdings Corp.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)



      Delaware                                 20-2876380
  ------------------------               ----------------------
  (State of incorporation)               (I.R.S. Employer
                                          Identification Number)


         350 Fifth Avenue, Suite 1103, New York, N.Y. 10118

              (Address of Principal Executive Offices)
         --------------------------------------------------


     Registrant's telephone number and area code: (212) 563-4141


Securities registered pursuant to Section 12(b) of the Act: None


     Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $. 001 par value
                   -----------------------------
                          (Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]


The registrant's total revenue for the fiscal year ended
December 31, 2005 was $271,331.

The aggregate market value of the 8,616,261 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on April 13, 2006 was $3,877,317. (SEE: "Market for Common Equity and Related
Stockholder Matters").

As of April 17, 2006 the Company had outstanding 28,389,587 shares of common stock, par value $.001 per share ("Common
Stock")

The Index to Exhibits appears on page 56.

                       Alfa International Holdings Corp.
        Table of Contents to Annual Report on Form 10-KSB
                   Year Ended December 31, 2005
                                                           Page
                                                           ----
      Forward-Looking Statements                             4

                            Part I
        Item 1.    Description of Business                   5

        Item 2.    Description of Property                  20

        Item 3.    Legal Proceedings                        20

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    21

                          Part II
        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            21

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            34

        Item 7.    Financial Statements                     43

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     43

                          Part III
        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       44

        Item 10.    Executive Compensation                  47

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management        53

        Item 12.    Certain Relationships and Related
                    Transactions                            55

        Item 13.    Exhibits and Reports on Form 8-K        56

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

                             PART I
                             ------

Item 1.     Description of Business
-------     -----------------------

Introduction
------------

Alfa International Holdings Corp. ("Alfa") was incorporated on October 8, 2004 in Delaware and is a holding company, which conducts substantially all of its operations through its three wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"), Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), all of which are New York corporations. Alfa, JOL, Contact and Ty-Breakers are sometimes collectively referred to herein as the "Company".

Alfa is the successor to Alfa International Corp.("Registrant") which was incorporated in New Jersey in 1978. Alfa was organized solely for the purpose of effecting Registrant's change of domicile from New Jersey to Delaware. On May 23, 2005 the Registrant's Board of Directors approved the change of its corporate domicile from New Jersey to Delaware and Alfa's and the Registrant's Boards of Directors approved the merger of the Registrant with and into Alfa. The merger was effective on May 23, 2005.

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. The Boards of Directors and a majority of the shareholders of both Alfa and JOL had previously approved the Merger on May 25, 2005. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its $.001 par value common stock ("Common Stock") to the shareholders of JOL in exchange for all of the outstanding capital stock of JOL.

In September 2001, the Company acquired Contact as a wholly-owned subsidiary. Contact is engaged in the business of designing, manufacturing and marketing a distinctive line of fashion-forward athletic apparel, tee shirts, caps, accessories and outerwear.

Alfa presently concentrates the majority of its efforts in two principal areas: (1) the development and expansion of JOL's business and (2) the development of Contact's business. (See:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

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

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118, and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties.


Products, Services, Marketing and Distribution
----------------------------------------------

Journey of Light, Inc.
----------------------

                       The Omagine Project
                       -------------------

JOL is moving ahead with its plans to enter the real-estate development business in the Sultanate of Oman ("Oman"). On August 1, 2005, the Ministry of Tourism ("MOT") of the government of Oman (the "Government") and JOL signed a memorandum of understanding ("MOU") memorializing key legal and commercial aspects for the development of a tourism related project (the "Omagine" project). Depending upon the outcome of its ongoing negotiations with the Government, JOL plans over time to also be in the property management, hospitality, media and entertainment businesses.

On March 1, 2006, JOL presented its plan for the Omagine project to a committee of several ministers of the Government. The presentation was favorably received and JOL management promptly thereafter began discussions ("Discussions") with Government officials the objective of which is to arrive at the terms and conditions of a "Shareholder Agreement" between the Government and JOL and a "Development Agreement".

Such Discussions are ongoing and have not yet been concluded.
------------------------------------------------------------

As presently contemplated, the Development Agreement will govern the design, development and construction of Omagine which will be owned and operated by an Omani company yet to be organized (the "Project Company") and the Shareholder Agreement will, among other things, define the relationships between the owners of the Project Company.

As presently contemplated, JOL will be the majority shareholder of the Project Company and the Omani Tourism Development Company S.A.O.C., a corporation owned by the MOT, ("OTDC") will be a minority shareholder of the Project Company. As of the date hereof, such Discussions: (i) are ongoing, fluid and non-binding and no assurance whatsoever can be given at this time as to their eventual outcome, if any, (ii) may alter or change some of the elements of the Omagine project as presented to the Government by JOL and/or some of the terms and conditions of the MOU, and (iii) generally contemplate the following:

Omagine is planned to be developed on 1 million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International Airport. The value of the Omagine Site is expected to be determined by a qualified independent real-estate appraisal. A value of the Omagine Site at a discount to the appraised value is then expected to be agreed upon between the MOT and JOL and used, in conjunction with the Omagine financial model, as the basis for negotiating OTDC's minority percentage ownership of the Project Company. The Omagine Site is presently owned by the MOT and title to the Omagine Site is planned to be transferred free and clear to the Project Company in exchange for OTDC's minority shareholding in the Project Company.

Omagine is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter (the "Pearls") and associated exhibition buildings (collectively, the "Landmark"); a five star resort hotel; a four star hotel; a boardwalk; an open air amphitheater and stage; a canal and enclosed harbor area; boat slips; commercial office buildings; shopping and retail establishments; restaurants and open space green areas. All of the foregoing are expected to be owned and/or leased or operated by the Project Company except that ownership of the Landmark is expected to be transferred to a new company (the "Landmark Company") which will be jointly owned by the Government and the Project Company. It is further expected that the Project Company will be hired under a fee based contract by the Landmark Company to operate and manage the Landmark. Additionally, Omagine, as presently conceived, includes the construction and sale by the Project Company of approximately 2,000 residences consisting of a combination of villas, town homes and apartments. JOL's website is www.journey-of-light.com.

As part of its March 1, 2006 presentation to the Government, JOL prepared an initial master plan and feasibility study for the Omagine Project. JOL engaged the services of Michael Baker Jr., Inc. ("Baker") as its Program Manager to assist JOL in this process. Baker (www.mbakercorp.com), which is headquartered in Pittsburgh, PA, with offices in the U.S and abroad is experienced in all aspects of design, program management and construction management for large scale construction and development projects of this magnitude.

JOL expects, based on present assumptions which are subject to modification, that the development costs for Omagine will be approximately $1.2 billion dollars. With the assistance of AmeriCapital Renaissance Group, LLC ("AmeriCapital"), with which JOL has a Financial Advisory Services Agreement (the "Advisory Agreement"), JOL is presently engaged in active discussions with several banks, and prospective investors, partners, contractors and hotel operators regarding the structure and placement of the necessary construction financing as well as the ongoing financing arrangements of the Omagine project. (See Item 12, "Certain Relationships And Related Transactions".)

                   The Qatar project
                   -------------------

JOL signed an agreement in April 2003 with the State of Qatar to develop a project in Doha, Qatar. However, based upon subsequent decisions by Qatar, JOL will not develop that project in Qatar and negotiations between JOL and the State of Qatar to resolve the disputes relative to the 2003 agreement have now been concluded in a friendly manner. Management expects that the settlement of this matter will be finalized on or before May 15, 2006.


                     Acquisition of JOL by Alfa
                     --------------------------

In late March 2005, management of Alfa and of JOL reached an agreement in principle to modify the terms of the letter agreement between them dated November 1, 2003 (the "November Agreement") whereby, in essential part, Alfa was granted an option to acquire 100% of JOL in exchange for such number of shares of the common stock of Alfa as would equal 90% of the total issued and outstanding shares of Alfa following such acquisition. Based upon the delays encountered by JOL with respect to the Qatar Project and the progress made towards development of an almost identical project with the Sultanate of Oman discussed above, JOL agreed to modify the option to provide, in relevant part, that Alfa will acquire 100% of the issued and outstanding shares of the capital stock of JOL in exchange for a number of shares of Alfa's common stock, which would equal approximately 50% of the total issued and outstanding shares of common stock of Alfa (giving effect to the conversion of Alfa's then outstanding Series B Preferred Stock) immediately following such acquisition. Management of Alfa agreed to exercise its option, as so modified and Alfa acquired JOL as a wholly owned subsidiary in October 2005.

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. The Boards of Directors and a majority of the shareholders of both Alfa and JOL had previously approved the Merger on May 25, 2005. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its $.001 par value common stock ("Common Stock") to the shareholders of JOL in exchange for all of the outstanding capital stock of JOL. (See Item 12, "Certain Relationships And Related Transactions".)


Contact Sports
--------------

Contact is in the business of designing manufacturing and marketing a distinctive line of fashion forward athletic and lifestyle apparel. Several collections of basketball athletic shorts, jerseys and fashion-right quality T-Shirts, jackets and an assortment of sweat suits and outerwear along with caps and accessories have been designed and manufactured. The entire line is moderately priced with high-perceived value for distribution to national chains, department stores and specialty retailers. The design philosophy is a fashionable, edgy look, and the fabrics are high-quality goods, including cottons, micro fiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the line. Management is concentrating its efforts on the continued development and expansion of Contact's "private-label" business as well as its branded business and brand awareness.

Contact has developed a "private label" product line consisting of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass-market retailers. The company is, and intends to continue, to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label, and in select cases under retailers' own brand labels, to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created its private-label business in a manner that does not interfere with or damage the Contact brand name. To date Contact has received several such private-label orders and all such private-label products sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained.

Over the past several years, management has underestimated the difficulty and expense involved in launching a new "brand" such as Contact. Past efforts to gain market recognition and acceptance for the Contact brand have been hindered by a lack of the necessary financial resources required to continue the advertising and public relations efforts essential to such an effort. Management now intends to focus more of Contact's efforts on its "private-label" business in the expectation that this business will generate the profits necessary to finance the continuation of Contact's branding efforts via the advertising and public relations efforts mentioned above. No assurance can be given at this time that management's current strategy will be effective or successful.

In the first quarter of 2004, Contact hired its Vice President of Sales, who has over twenty-five years of experience selling to the specialty and department store accounts who are Contact's target customers. He also has significant past experience selling "private-label" merchandise to such accounts. Absent the aggressive marketing, advertising and public relations efforts necessary to build the Contact brand, he will focus on selling private-label products to those accounts where he is unable to get the branded Contact products placed. Management believes that ultimately the national and regional chains will generate the greatest growth for Contact and sales to such customers will facilitate selling the smaller independently owned retail stores which are focused on buying brands with national appeal. In order to establish national appeal for the Contact brand, Contact intends, as financial resources generated from its private-label business permits, to finance its previously disclosed marketing, public relations and advertising campaigns.

Contact has in the past marketed its branded products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. As financial resources permit, Contact intends to re-start such marketing efforts for its branded products. No significant marketing efforts are planned nor, in the opinion of management, are they required for Contact's private-label business. During the first three quarters of 2005, Contact continued to devote a majority of its resources to the uphill effort to sell its branded products. Beginning in the fourth quarter of 2005 and continuing to date, Contact shifted its priorities and now directs the majority of its resources and efforts toward the sale of its private-label products and to a lesser degree toward the sale of its branded products. Should this strategy not be successful, Contact may discontinue its branded product line partially or in its entirety, and concentrate only on its private-label business or, if the private-label business is not viable, Contact may discontinue its businesses in its entirety.

Advertising and marketing efforts by Contact, if any, will be directed at positioning and establishing a "brand identity" for Contact. In the past the Company has utilized professional athletes and nationally-known recording artists as "Contact spokespersons" in its advertising. If resources permit, it intends to do so again in the future.

Contact's president and vice-president of sales do direct selling to retail accounts. If resources permit, Contact will exhibit at industry trade shows in the future.

Contact maintains a showroom in New York City at the Empire State Building. Contact views its New York City showroom as important to its efforts to reach the buyers for both branded and private-label products at major retailers throughout the U.S., many of whom often visit New York for various "market weeks". During 2005, Contact has made presentations at its showroom to several such buyers.

Contact maintains a website at www.contactsports.net where consumers and retailers may view some of Contact's previous branded product line, sample commercials and other marketing materials in which Contact's former spokespersons were prominently portrayed. The same sample television, radio and print advertisements are indicative of some of the advertising efforts Contact intends to undertake if, and only if, the financial resources generated from Contact's private-label business permit it to do so.

Contact designs both its branded and private-label products in-house.

Contact's apparel products are manufactured according to its specifications by unaffiliated third parties in the United States and Asia. Contact has developed vendor relationships with several garment manufacturers in China, Pakistan, Korea, Vietnam and the United Arab Emirates and intends to rely on these sub-contractors for the manufacturing and production of its apparel products.

TY-BREAKERS
-----------

Ty-Breakers markets Tyvek and Kensel apparel (mostly jackets) for use as promotional, advertising and marketing items. Tyvek is a synthetic material produced by Du Pont. Kensel, made by laminating a poly-cotton or other material to Tyvek, is the trade name used to identify Ty-Breakers' proprietary patented fabric material. Ty-Breakers markets its products primarily through its web site and referrals from Du Pont and the Advertising Specialty Institute.

Sales of custom Tyvek and Kensel apparel are not made through any long-term contracts and tend to be cyclical. Ty-Breakers has received several repeat orders from its promotional customers, but, because of the nature of the business, custom promotional sales tend not to be repeat orders. Ty-Breakers maintains a website at www.ty-breakers.com.

Ty-Breakers will continue to rely primarily on its Hong Kong and China sub-contractors for the production requirements for its Ty-Breakers apparel.

During the past several years, Ty-Breakers has not represented a material portion of the Company's revenue and the Company intends to combine Ty-Breakers into Contact during 2006.

ALFA
----

Alfa International Holdings Corp. was incorporated in 2004 in Delaware by the Registrant solely for the purpose of effecting the Registrant's change of domicile to Delaware. In May 2005 the Registrant's Board of Directors approved the change of its corporate domicile from New Jersey to Delaware and approved the merger of Alfa International Corp. with and into Alfa International Holdings Corp. The merger and change of Registrant's domicile were effective as of May 25, 2005.

Since its acquisition of JOL, Alfa has concentrated its efforts on building and expanding JOL's business and, as indicated above, re-positioning its Contact Sports business. Alfa maintains its corporate website at www.alfacorp.net.

JOL was incorporated in 2003 as a privately-held company and was acquired by Alfa on October 11, 2005. In connection with the acquisition, Alfa issued 16,284,278 shares of its Common Stock to the shareholders of JOL in exchange for all of the then outstanding capital stock of JOL. (See Item 12, "Certain Relationships And Related Transactions".)

In December 2005 Alfa sold a $250,000 convertible debenture to Cornell Capital Partners, LLP ("Cornell") and in January 2006 Alfa sold an additional $250,000 convertible debenture to Cornell. (See: Item 5 - "Market for Common Equity and Related Stockholder Matters" and Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Notes to Financial Statements - Note 7 - Convertible Debenture)


Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than JOL presently possesses. Management believes that JOL's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to JOL's success to date in advancing the Omagine project to its present status. These consultants, some of whom - depending upon events - may become employees of the Company, are each highly experienced in their respective fields. Their fields of expertise include, but are not limited to, the following: project management; construction management; general contracting; architecture; interior design; engineering (structural, civil, mechanical, electrical, marine); landscape design; cultural & exhibition design; interpretative design; tourism experience designers; investment banking & structured finance; motion based ride technology; film technology; hotel management; branding; marketing; training; Islamic scholarship; master planning; and strategic visioning. In addition JOL's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and understands the culture and business environment of the region. JOL's strategic consultant, Mr. Sam Hamdan, President & Chief Strategist of the Detroit, Michigan based Global Leadership Team, is a native of Lebanon, a citizen of the U.S. and widely known across the Middle East for his work in organizing and directing various high level strategic conferences dealing with leadership, entrepreneurship, innovation and economic matters. Mr. Hamdan was the visionary who created the "U.S.- Arab Economic Forum" held bi-annually in the United States in cooperation with, among others, the U.S. Departments of State and Commerce. (see: www.usaeforum.org). Several of JOL's competitors have already-established businesses and brand reputations, but management believes that JOL's advantage lies in the facts that the Omagine project is uniquely attractive to the Government and JOL's senior management has established strong and trusting relationships with the relevant Government officials. JOL believes it can successfully compete in this marketplace through a combination of unique development concepts, highly professional and competent sub-contractors and consultants and effective relationship management.

The branded athletic apparel business in the United States is a highly-competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact possesses and is characterized by heavy advertising, promotion and price competition. Several such competitors have already-established brands. Within its branded niche of fashion athletic and lifestyle apparel, management believes that Contact's branded products are unique and distinctive, of superior quality and are priced competitively.

Contact believes, however, that it can only successfully compete in this highly competitive marketplace through aggressive brand-building efforts which will require extensive - and expensive - marketing, promotion, advertising and public relations efforts. Management believes that a significant effort will be required for Contact to establish the brand identity necessary for the Company's ultimate success. Due to the lack of sufficient financial resources, Contact is unable to continue such aggressive brand-building/brand-awareness efforts at the present time. As discussed above Contact will focus on its private-label business and intends to use the profits derived therefrom, if any, to finance the continuation and/or expansion of Contact's brand-building efforts described above. Contact holds a U.S.- registered trademark on the name "Contact Sports". (SEE:
Products, Marketing & Distribution, and "Patents, Copyrights and Trademarks"). The non-branded "private-label" apparel business in the United States is also a highly-competitive business populated by many companies with substantially greater financial, managerial and personnel resources than Contact possesses and is characterized by heavy price competition. Several such competitors have already-established relationships with private-label buyers at major retail outlets. Management believes that Contact's Vice-President of Sales also has many such relationships with such buyers and expects that those relationships established over his career will be helpful in making Contact's private-label business successful. However no assurances can be given at this time that this assessment by management is correct or that Contact's private-label business will in fact become profitable enough to (i) finance the continuation of Contact's brand-building efforts, or (ii) even sustain itself. Should either of the foregoing occur, Contact may discontinue its branded product line partially or in its entirety and concentrate only on its private-label business or, if the private-label business is unable to sustain itself Contact may discontinue its business in its entirety.

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


Engineering, Design and Construction
------------------------------------

JOL does not own or directly operate any engineering, design or construction companies or facilities and has no present plans to do so in the future. JOL generally defines the "scope of work" and then, as required, contracts with various unaffiliated designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks under contract to JOL. There are many such designers, architects, contractors and consultants with competitive pricing available. JOL does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material, adverse impact on JOL's business or operations. JOL believes it maintains a good working business relationship with its designers, architects, contractors and consultants and has written agreements with several of them. All copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are the property of JOL. (See: "Patents, Copyrights and Trademarks").

JOL engages in significant marketing and promotional activities and incurs a significant amount of costs associated with these activities prior to signing a contract for the development of a specific project. These costs are generally associated with pre-planning and feasibility studies and with preparing and making presentations to prospective clients. A number of, or in some cases all, of these costs may be recoverable as "development expenses" if and when a project is actually developed. Some of these costs, however, may be non-recoverable costs.

JOL does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so in the future.


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

Contact does not engage in any significant research and development activities but does incur a modest amount of non-recoverable costs associated with manufacturing samples. Such samples are generally used by Contact's sales people to make sales presentations to retail customers. Contact's production requirements are manufactured pursuant to specific purchase orders, and management does not plan to maintain significant inventories. In its branded product business, management may, from time to time, elect to maintain inventories of what it perceives as specific, fast-moving products for the purpose of re-orders or fill-in orders. Contact's investment in branded product inventory is expected to grow relative to sales, but its philosophy of manufacturing products only against confirmed customer orders will not change radically. Contact presently purchases its raw material and finished goods requirements from several domestic and overseas suppliers and cut and sew contractors. There are many such suppliers with competitive pricing available. The Company does not believe that the loss or inability of any such supplier or contractor to deliver goods or manufacture products for Contact would have a material, adverse impact on Contact's business or operations. Moreover, the Company uses overseas cut and sew contractors who provide a full package turn-key service (i.e. they source and/or supply all fabric, markers, patterns, accessories, hang tags, hangers, etc.) and deliver only finished goods to Contact. Contact believes it maintains a good working business relationship with its contractors and suppliers but does not have any written agreements with them.

The designs for Contact's products (both branded and "private-label") are executed in-house by Contact's designer. Certain designs are conceptualized in-house and then contracted to independent designers and/or artists where they are executed under the supervision of Contact's designer. All copyrights to all artwork executed by such independent designer/artists are the property of Contact. (See: "Patents, Copyrights and Trademarks"). Branded product designs are typically created in collections, each with a distinct range and fabrication and usually consist of several coordinated items including shorts, jerseys, T-Shirts, pique shirts, shooting shirts and pants in several different color ways. Currently the Company has designed five distinct collections of branded product all at moderate price points. Retail buyers have the ability to choose from multiple coordinated apparel items from each collection. Moderately priced coordinated separates are also designed in various fabrications and color ways. Contact actively monitors the retail marketplace to determine and react to changes in consumer preferences and trends.

Ty-Breakers purchases all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent. The inability or failure of Du Pont or its Asian agent to deliver this material to Ty-Breakers would have a material, adverse effect upon the operations of Ty-Breakers. Ty-Breakers has never had any significant problems in obtaining Tyvek from Du Pont or its agent for its manufacturing needs, nor does it anticipate a shortage in the foreseeable future. Ty-Breakers believes it maintains a good working business relationship with Du Pont and its Asian agent. The artwork and design of a client's logos and images for the Tyvek and Kensel apparel in the Custom Business is usually provided by the client or the client's advertising personnel.

Patents, Copyrights and Trademarks
----------------------------------

JOL is not dependent upon any patent, trademark or proprietary right of another with respect to its designs, drawings or development concepts. Under agreements with its outside designers, architects, contractors and consultants, JOL owns the copyrights, if any, to all documents, designs and drawings executed on behalf of JOL by such independent designers, architects, contractors and consultants.

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

Governmental Regulation
-----------------------
Neither Contact nor Ty-Breakers requires any governmental approval of its products, nor does the Company anticipate any negative effects on the business of Contact or Ty-Breakers from any existing or probable governmental laws or regulations. Neither Contact nor Ty-Breakers has any costs or effects on either of their operations associated with compliance with any local, state or federal environmental laws.

In the event the Omagine project goes forward, JOL expects that the Project Company executing the Omagine project in Oman will require several Omani governmental approvals of its products and services during the development of the project and thereafter. JOL does not anticipate any negative effects on its or the Project Company's business from any existing or probable Omani governmental laws or regulations. The Project Company will in all likelihood incur certain costs and sustain certain effects on its operations, all of which costs and effects are expected to be in the normal course of its business, associated with compliance with Omani environmental laws.


Employees
---------

The Company has no full time paid employees. By mutual agreement between the Company and its four former employees, the Company has engaged such former employees as consultants in which capacity they provide services similar to those previously provided by them as employees. Two of such consultants are officers and directors of Alfa. Alfa has or had employment agreements with each of these four consultants.(See "Directors and Executive Officers" and "Executive Compensation")


Item 2.     Description of Property
-------     -----------------------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact Sports under a lease expiring February 28, 2013. The lease specifically allows Alfa, JOL and Ty-Breakers as co-occupants. Contact also leases warehouse space in Jersey City, N.J. under a one year lease expiring July 30, 2006. If the Omagine project goes forward, JOL intends to lease office space in Muscat, Oman.


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


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

None.



                             PART II
                             -------


Item 5.     Market for Common Equity and Related Stockholder
            Matters.
-------    --------------------------------------------------

Common Stock
------------

Prior to October 10, 2005, the Registrant's Common Stock traded in the over-the-counter market under the symbol "TYBR" and from and after October 10, 2005 the new stock ticker symbol for the Registrant's common stock is "AHDS".

The following table sets forth the range of the high and low bid prices for the Common Stock for the four quarters in 2004 and the high and low prices for the four quarters of 2005. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---
3/31/04            0.20         0.20
6/30/04            0.13         0.13
9/30/04            0.08         0.08
12/31/04           0.35         0.32

3/31/05            0.79         0.75
6/30/05            1.00         0.88
9/30/05            0.82         0.82
12/31/05           0.35         0.32

At December 31, 2005, Alfa had 28,389,587,shares of its $0.001 par value common stock ("Common Stock") issued and outstanding, and there were approximately 1,410 holders of record of such Common Stock.

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

Preferred Stock
---------------

Alfa (or, the "Corporation") is authorized to issue up to one million shares of its $0.001 par value preferred stock and has designated 150,000 shares of such preferred stock as Series B Convertible Preferred Stock (the "Preferred Stock"). At December 31, 2005, Alfa had 107,100 shares of Preferred Stock issued and outstanding, with the voting powers, preferences and rights as hereinafter set forth:

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

Voting:

Except as may be required by the Delaware General Corporation Law or as set forth in the next following sentence, the Preferred Shares shall not be entitled to vote on any matters submitted to the stockholders of the Corporation. Without the approval of holders of a majority of the outstanding Preferred Shares, the Corporation shall not (1) authorize, create or issue any shares of any class or series ranking senior to the Preferred Shares as to liquidation rights, (2) amend, alter or repeal, by any means, the Certificate of Incorporation whereby the powers, preferences, or special rights of the Preferred Shares would be adversely affected or (3) subject the Preferred Shares to any restrictions, other than restrictions arising solely under the Delaware General Corporation Law or existing under the Corporation's Certificate of Incorporation.

Liquidation:

In the event of a liquidation, dissolution or winding up of the Corporation, the holders of the Preferred Shares shall be entitled to receive, after due payment or provision for the payment of the debts and other liabilities of the Corporation and prior to any liquidating distribution in respect to any other class of stock, a liquidating distribution equal to the Redemption Price.

Other:

The Corporation is authorized to issue the balance of the preferred stock not designated or otherwise provided for herein, from time to time in one or more series, with such designations, relative rights, preferences or limitations permitted by the relevant provisions of the Delaware General Corporation Law as shall be fixed by the Board of Directors in the resolution or resolutions providing for the issuance of such stock, in respect of any class or classes of stock or any series of any class of stock of the Corporation which may be desired but which shall not be fixed by the provisions contained herein. The Board of Directors is expressly authorized to adopt such resolution or resolutions providing for the issuance of such stock, including the power to specify the number of shares in any series, from time to time, as the Board of Directors, in its discretion, may deem desirable.

Convertible Debentures
----------------------

On December 8, 2005, Alfa entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners, LP ("Cornell"). Upon the terms and subject to the conditions contained in the Purchase Agreement and other documents executed coincident with the Purchase Agreement (collectively, the "Transaction Documents"), the Company agreed to sell to Cornell and Cornell agreed to purchase up to $500,000 of secured convertible debentures (each, a "Convertible Debenture" and collectively, the "Convertible Debentures"). Pursuant to the Purchase Agreement, on December 8, 2005 Cornell purchased a Convertible Debenture (the "First Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the First Debenture together with accrued but unpaid interest at an annual rate of 10% is payable on or before December 7, 2008. Pursuant to the Purchase Agreement, on January 24, 2006 Cornell purchased a second Convertible Debenture (the "Second Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the Second Debenture together with accrued but unpaid interest at an annual rate of 10% is payable on or before January 23, 2009.

The Company has the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under the Convertible Debentures prior to their maturity dates as follows: the Company must pay an amount equal to the principal amount outstanding and being redeemed plus accrued interest thereon, plus a redemption premium of 20% of such principal amount being redeemed.

The Convertible Debentures are convertible into shares of the Company's Common Stock at the option of their holder. The number of shares of Common Stock issuable upon a conversion equals the quotient obtained by dividing the then outstanding amount of the Convertible Debenture to be converted plus accrued interest thereon by a price per share equal to 90% of the lowest volume weighted average price ("VWAP") of the Company's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to adjustments set forth in the Convertible Debentures (the "Conversion Price"). If, however, at the time of any conversion:

(1) the number of shares of Common Stock authorized, unissued and unreserved for all purposes, or held as treasury stock, is insufficient to pay principal and interest in shares of Common Stock; (2) the Common Stock is not listed or quoted for trading on the NASDAQ OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market, New York Stock Exchange or American Stock Exchange; (3) the Company has failed to timely satisfy the conversion; or (4) the conversion would be prohibited by the terms of the Convertible Debenture to be converted, then, at the option of the holder of the Convertible Debenture to be converted, the Company, in lieu of delivering shares, must deliver, an amount in cash equal to the product of the outstanding principal amount to be converted plus accrued interest thereon divided by the Conversion Price then in effect and multiplied by the highest closing price for a share of Common Stock from date of the conversion notice until the date that such cash payment is made. Other adjustments to the Conversion Price are similar to the adjustments to the Exercise Price of the Warrant which the Company issued to Cornell as described below.

There is no limit to the number of shares of Common Stock the Company may be required to issue to satisfy its obligations under the Convertible Debentures. Any decline in the market price of the Common Stock will increase the number of shares of Common Stock the Company would otherwise be required to issue.

A holder of a Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

Except for shares to be issued in connection with the Purchase Agreement, upon the exercise of any outstanding stock options, upon the exercise of any outstanding Common Stock purchase warrants or upon the conversion of, or the payment of dividends on, our presently outstanding shares of Series B Preferred Stock, so long as any of the principal amount or interest on the Convertible Debenture remains unpaid and unconverted, the Company may not, without the prior consent of the holders of the Convertible Debentures:

(i) issue or sell any Common Stock or preferred stock without consideration or for a consideration per share less than the bid price of the Common Stock determined immediately prior to its issuance,

(ii) issue or sell without consideration or for a consideration per share less than the bid price of the Common Stock determined immediately prior to its issuance, any preferred stock, warrant, option (except for options issued to employees pursuant to the Company's existing stock option plan), right, contract, call, or other security or instrument granting the holder the right to acquire Common Stock,

(iii) other than security interests in connection with Contact Sports, Inc. which the Company has disclosed to Cornell, enter into any security instrument granting the holder a security interest in any of the assets of the Company, Contact Sports, Inc. or Ty-Breakers Corp., or

(iv) file any registration statements on Form S-8 registering more than 10% of the Company's outstanding shares of Common
Stock as of the date hereof under the Company's employee stock option plan.

If an event of default, as defined in the Convertible Debentures, occurs, the holders may declare the entire unpaid balance of principal and interest due and payable. Among the defined events of default are the failure of the shares of Common Stock to be quoted for trading or listed for trading on the NASDAQ OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market, New York Stock Exchange or the American Stock Exchange or the legal inability of the holders to sell the underlying shares under the registration statement described below or a failure by the Company to file such registration within the time period described below.

The Convertible Debentures are secured pursuant to the terms of a Pledge and Escrow Agreement the Company entered into on December 8, 2005 with Cornell and David Gonzalez, as "Escrow Agent". Pursuant to the Pledge and Escrow Agreement, the Company pledged 3,000,000 shares of its Common Stock (the "Pledged Shares") to secure payment of the Convertible Debentures. The Company has delivered to the Escrow Agent a certificate issued in the name of the Company representing the Pledged Shares. In the event of a default by the Company under the Convertible Debentures or other agreements relating to them, the Escrow Agent is authorized to deliver the Pledged Shares to Cornell. In addition to all other remedies available to Cornell, upon an event of default, the Company is required to promptly file a registration statement with the Securities & Exchange Commission ("SEC") to register the Pledged Shares for resale by Cornell.

Pursuant to the Registration Rights Agreement described below the Company was required to file a registration statement with the SEC which the Company filed on Form SB-2 on January 23, 2006.

Pursuant to the Purchase Agreement, the Company issued a warrant dated December 8, 2005 ("Warrant") to Cornell to purchase 257,732 shares of Common Stock at an exercise price of $0.97 per share, subject to adjustment as set forth in the Warrant (the "Exercise Price"). The Warrant expires on December 7, 2010. In no event, however, shall the holder of the Warrant be entitled to exercise the Warrant for a number of shares in excess of that number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 4.9% of the outstanding shares of Common Stock following such exercise, except within sixty days of the expiration of the Warrant. If at the time of exercise of the Warrant, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures or the Transaction Documents has occurred, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant.

If, subject to the exceptions set forth in the Warrant, during the time that the Warrant is outstanding the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then Exercise Price, then the Exercise Price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrant will be adjusted to the number of shares determined by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrant immediately prior to such adjustment and dividing the product by the Exercise Price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by the Company of options to purchase Common Stock or convertible securities.

On December 8, 2005, the Company also entered into a Registration Rights Agreement with Cornell. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement for the resale by Cornell of the shares of Common Stock to be issued upon conversion of the Convertible Debentures and the 257,732 shares of Common Stock underlying the Warrant. The Company filed such registration statement with the SEC on Form SB-2 on January 23, 2006. In the event that the registration statement is not declared effective by the SEC within 120 days after December 8, 2005 [i.e. by April 7, 2006] or if after it has been declared effective by the SEC, sales cannot be made pursuant to the registration statement, then the Company will, unless such requirement is waived by Cornell, be required to pay liquidated damages of 2% of the liquidated value of the Convertible Debentures outstanding for each thirty day period after the filing deadline or the 120 day period, as the case may be. As of the date hereof the registration statement has not been declared effective by the SEC and the Company has not received any notification from Cornell that it is in default under the Registration Rights Agreement. The Company has agreed to indemnify Cornell against certain losses, costs or damages which may arise in connection with the registration statement, including those which may arise under the Act. The Debentures and the Warrant were issued pursuant to Rule 506 of Regulation D promulgated under the Act and/or Section 4(2) of the Act. The Transaction Documents were filed as exhibits to the Company's filing on Form 8-K dated December 9, 2005.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debenture.

Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $63,974 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debenture. The entire discount was amortized immediately as interest expense since the Debenture is convertible upon placement.

In connection with the issuance of the Debenture, Alfa issued a warrant granting the holder the right to acquire 257,732 shares of Alfa's Common Stock at an exercise price of $0.97 per share, subject to certain adjustments.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), Alfa recognized the value attributable to the warrant in the amount of $69,421 to capital in excess of par value and a discount against the Debenture. Alfa valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model.


The transfer agent for Alfa's Common Stock is Continental Stock
Transfer and Trust Company, 17 Battery Place, New York, New York
10004.

The transfer agent for Alfa's Preferred Stock is Alfa
International Holdings Corp., 350 Fifth Avenue, Suite 1103, New
York, New York 10118.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------  -------------------------------------------------

The financial statements for fiscal years 2005 and 2004 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly-owned subsidiaries, JOL, Contact and Ty-Breakers.

During 2005, Alfa concentrated on (1) concluding the acquisition of JOL and preparing for JOL's final presentation of the Omagine project to the Government of Oman, (ii) concluding the sale of the Debentures to Cornell, and (iii) re-positioning Contact's business plan and strategy.

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

Revenue Recognition. Revenue is recognized at Contact and Ty-Breakers when goods are shipped to customers from the Company's outside warehouse. The method of revenue recognition at JOL will be determined by management when and if it becomes likely that JOL will begin generating revenue.

Inventory Reserves.   Inventory reserves at Contact are
established to cover losses anticipated from inventory items having become either un-saleable or saleable only at reduced prices. Contact's business plan calls for it to build inventory primarily against approved purchase orders and to maintain moderate amounts of risk inventory for fill-in orders on fast-moving items. Such risk inventory will be exclusively finished goods and, if unsold, will generally be liquidated on a close-out basis at the end of each season. There is no current inventory reserves.

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

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of JOL to sign the Development Agreement with the Government of Oman.
* Inability of the Company to secure additional financing;
* Unexpected economic changes in the United States or abroad;
   and
* The imposition of new restrictions or regulations by government agencies in the U.S or abroad that affect the Company's business activities.

The following discussion highlights the Company's business activities during the fiscal years 2005 and 2004.

Results of Operations:

Fiscal Year Ended December 31, 2005 Compared to
Fiscal Year Ended December 31, 2004

JOL, which was acquired in October 2005, did not generate any revenue in 2005. Presently, the nature of JOL's business is such that it is not expected to generate revenues until after the occurrence of an event - the development of the Omagine project
- which, as of the date hereof, is not certain to occur. (See:
"Description of Business - Products, Services - The Omagine Project"). Management is presently examining other possible sources of revenue which, subject to the Development Agreement being executed by JOL and the Government of Oman, may be added to JOL's operations.

The Company's revenues in 2005 were $271,331, an increase of $200,556 (283%) from fiscal year 2004. This revenue increase resulted entirely from increased sales of private-label products at Contact. As of the date hereof Contact has no backlog of unfilled orders. The cost of sales percentage was 87% for fiscal 2005 and 232% in fiscal 2004. The cost of sales percentage at Contact is budgeted at 50% to 55% for branded products and 75% for private-label products. The 87% cost of sales in 2005 reflects an $18,807 write-down of branded product consignment inventory during 2005 as well as the greater mix of private-label sales that constitute Contact's revenue in 2005.

Contact's inventory at December 31, 2005 was $1,420 and future investment in inventory is not expected to be significant. Inventory will primarily be manufactured and sold pursuant to specific purchase orders. Inventory decreased $43,262 as of December 31, 2005 compared to December 31, 2004.

Selling and marketing expenses in 2005 were $108,003 which represents a decrease of $190,934 (64%) from the Company's 2004 selling and marketing expenses of $298,937. This decrease was attributable to reduced salaries and associated expenses resulting from switching Contact's employees to a much reduced compensation basis as consultants during 2005 and to reductions in show expenses, promotional expenditures and sampling. Absent an upturn in Contact's branded product business, which management does not expect any time soon, management expects to make minimum investments in Contact's marketing programs.

General and administrative expenses of $5,971,600 in fiscal 2005 were $5,346,271 (855%) higher than the $625,329 incurred in fiscal 2004. The primary reasons for this increase was (i)the $5,079,919 non-cash expense of the goodwill impairment associated with the acquisition of JOL in October 2005, and (ii) the $133,395 non-cash interest expense that the Company recognized in connection with the sale of the Debenture by Alfa in December 2005. Excluding these two non-cash items, the Company's general and administrative expenses were $758,286 in fiscal 2005 representing an increase of $132,957 (21%) over the $625,329 incurred in fiscal 2004. This $132,957 increase was attributable to the approximately $280,000 increase in such expenses during the fourth quarter at JOL associated with JOL's final presentation of the Omagine project in Oman and increased legal and placement fees associated with the closing in December

2005 of the sale of the Debentures to Cornell, partially offset by the Company's stringent cost cutting during 2005 primarily consisting of reductions in salaries and consulting services.

The Company sustained a net operating loss of $6,045,087 during fiscal 2005 which included a charge of $5,079,919 for the impairment of goodwill associated with the JOL acquisition and a $133,395 non-cash interest expense that the Company recognized in connection with the sale of the Debenture by Alfa. Absent these two non-cash charges, the Company's net loss for the 2005 fiscal year was $831,773 which represents a decrease of $259,626 (24%) from the 2004 net loss of $1,091,399. The lower net operating loss (exclusive of the extraordinary goodwill charge and the non-cash interest expense associated with the Debenture) was primarily attributable to a $127,740 swing in gross profits to $34,334 in 2005 from ($93,406) in 2004 combined with the $190,934 decrease in selling and marketing expenses in 2005; the positive impact of which was partially offset by the $132,957 increase in general and administrative expenses.

The continued losses for the Company are attributable to the failure to attain a sufficient level of sales revenue. The
Company will need to substantially increase its revenue in order to attain profitability.

As discussed above, the nature of JOL's present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. (See: "Description of Business - Products, Services - The Omagine Project"). Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to JOL's operations. During 2005 management has re-positioned Contact such that it will now focus on sales of its "private-label" products which are less profitable but do not require large investments in marketing and advertising. Management believes that Contact's private-label business may generate the profits necessary to finance the continuation of Contact's branding, advertising and public relations efforts. No assurance can be given at this time that management's current strategy will be effective or successful. Should this strategy not be successful, Contact may discontinue its branded product line partially or in its entirety, and concentrate only on its private-label business or, if the private-label business is not viable, Contact may discontinue its business in its entirety.

The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

No significant capital expenditures were incurred during fiscal year 2005. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures during fiscal 2006.


Liquidity and Capital Resources

The Company has experienced negative cash flows from operations for the past several years. In 2005, the Company generated a net positive cash flow of $41,566 solely as a result of its financing activities including the proceeds from the sale by the Company of a Debenture and shares of its Common and Preferred Stock. The Company incurred net losses of $6,045,087 [$831,773 before a non-cash charge of $5,079,919 for goodwill expense and $133,395 for non-cash interest expense], $1,020,624 and $706,801 in fiscal 2005, 2004 and 2003, respectively, an aggregate net loss of $7,772,512 [$2,559,198 before a non-cash charge in 2005 of $5,079,919 for goodwill expense and $133,395 for non-cash interest expense] for those three fiscal periods. The Company does not expect to incur significant expenses in the future for advertising, marketing or promotional expenses for Contact unless such expenses can be absorbed by the cash flows generated by Contact's operations.

At December 31, 2005, the Company had a working capital deficit of ($614,747), compared to a working capital deficit of ($162,116) at December 31, 2004. This $452,631 increase in the Company's working capital deficit is attributable to a $455,124 increase in current liabilities as a result of: (a) $292,043 in additional accounts payable [primarily due to the acquisition of JOL in October 2005]; (b) a $28,168 customer deposit payable at Ty-Breakers; (c) $121,743 of additional accrued payroll liabilities; (d)$22,797 in additional accrued expenses [primarily due to the acquisition of JOL in October 2005] and
(e) $42,969 in preferred stock dividends payable plus an increase of $15,008 in prepaid expenses. The increase in the working capital deficit was partially offset by (i) a reduction of $52,596 in loans due to an affiliate [due to the acquisition of JOL in October 2005]; (ii)a $10,819 reduction in accounts receivable; (iii) a $43,262 reduction in inventories and (iv)a $41,566 increase in cash.

At December 31, 2005, the Company had $66,118 in current assets, consisting of $41,566 in cash, $4,050 of inventory and receivables and $20,502 of prepaid assets. The Company's current liabilities at December 31, 2005 totaled $680,865, consisting of $434,791 of accounts payable and accrued expenses, $28,168 of customer deposits, $42,983 of dividends payable and $174,923 in accrued payroll.

Of the $680,865 of current liabilities at December 31, 2005, -
$217,906 or 32% represents amounts which are either (i) due to officers, or (ii) may be paid in common stock in lieu of cash.

The $488,373 of funds used by operating activities during 2005 were used primarily to fund the net loss of $831,773 (exclusive of the extraordinary non-cash goodwill charge of $5,901,692 and the non-cash interest expense of $133,395) plus the increase in prepaid expenses. Operating funds were primarily provided by decreases in accounts receivable and inventory and increases in accounts payable, customer deposits, accrued expenses and accrued payroll.

Funds totaling $1,755 were invested during 2005 in computer and telephone equipment.

Funds totaling $531,694 were provided by financing activities during 2005 from proceeds realized from the sales of common and preferred stock and a Debenture.

As a result of the foregoing, the Company had a cash balance at December 31, 2005 of $41,566 as compared to no cash balance at December 31, 2004.

The Company will rely principally upon the business of its newly acquired JOL subsidiary and to a lesser extent upon its Contact Sports subsidiary for revenue growth.

The continuation of JOL's efforts to conclude its proposed substantial real estate development project in Oman is also contingent upon the receipt by Alfa and/or JOL of the necessary financing to fund JOL's business plan. Recent negotiations between the Government of Qatar and JOL have been successfully concluded on a friendly basis and management expects that the settlement of the dispute between JOL and the State of Qatar will be finalized on or before May 15, 2006. Notwithstanding the foregoing, the Company will need to raise significant additional capital and/or secure significant additional financing in order to execute its presently conceived business plan with respect to both JOL and Contact. There can be no assurance given at this time that the dispute between JOL and the State of Qatar will actually be finalized on or before May 15, 2006 or that the Company will be able to raise or secure the significant amounts of financing necessary for it to execute its presently conceived business plan.

The continuation of Contact's business is contingent upon (i) the receipt by Alfa of the necessary financing to fund Contact's business and (ii) the success within a very limited amount of time after the date hereof of the sales efforts presently being undertaken to sell Contact's private-label products to major retailers. Because of the substantial uncertainties discussed herein, including the difficulty and expense of launching a new "Brand" in the apparel business and the difficulty of selling "private-label" products in the apparel business, the Company can presently give no assurance that Contact will attain its objectives with respect to bookings, shipments or sales in the timetable previously described, or in any timetable.

Contact's inability to substantially increase sales rapidly will significantly affect Contact's ability to continue operations.

The Company's inability to secure or arrange additional funding to implement JOL's business plan will significantly affect JOL's
- and possibly the Company's - ability to continue operations.

In March 2004 Contact entered into a one-year agreement (the "Factoring Agreement") with a company ("Factor") specializing in factoring accounts receivable. The Factoring Agreement encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the Factor. The Factoring Agreement allows Contact to be assured of payment by the Factor of any accounts receivable assigned to the

Factor, irrespective of whether or not Contact's customer actually pays such account receivable to Contact. Contact has agreed under the Factoring Agreement to pay the Factor an amount equal to 1.5% of any account receivable Contact assigns to it with the stipulation that the minimum monthly amount of such payments will be at least $1,125. Any of Contact's accounts receivable assigned to the Factor are maintained on Contact's records as an account receivable until payment is received from the Factor for such account receivable. All fees paid to the Factor are expensed as incurred. The Factoring Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis, but with no minimum guaranteed payments required to be made by Contact. The Factoring Agreement, as so modified, currently remains in effect.

Prior to the date hereof, the Company has to a great extent relied on the net proceeds from private placement sales of its Debentures and equity securities to fund its operations. No assurances can be given that such sales will be able to be made in the future.

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company reduced the exercise price of these warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005 (the "Exercise Period"). During the Exercise Period warrant holders exercised 253,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds therefrom of $137,490. The remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and expire on September 30, 2006. Alfa has other warrants issued and outstanding at varying exercise prices and expiration dates. (See: Notes to Financial Statements - Note 6)

In addition to the abovementioned 253,500 shares of Common Stock sold to Warrant Holders for net proceeds of $137,490, during 2005, the Company also sold 324,225 shares of Common Stock to investors and received net proceeds therefrom of $166,225 and 1,450 shares of its Series B Preferred Stock and received net proceeds therefrom of $29,000.

Impact of Inflation

The general level of inflation both in the U.S and Oman has been relatively low during the last several fiscal years and has not had a significant impact on the Company. This condition is expected to continue during fiscal 2006.


Risk Factors
------------

As discussed just prior to Item 1, "Description of Business", certain statements made in this report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include: the uncertainty of success associated with JOL's ongoing efforts relative to its contract negotiations with the government of the Sultanate of Oman relating to the Omagine project; the success or failure of Alfa's continuing efforts to secure additional financing; the acceptance in the marketplace of Contact's "private-label" product line; the uncertainty associated with the conclusion of JOL's efforts to settle its contract dispute with the Government of Qatar.


Item 7.     Financial Statements
-------     --------------------

The response to this item is submitted as a separate section to this report commencing on Page F-1.


Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure
-------     -------------------------------------------------

None

                          PART III
                          --------


Item 9.     Directors, Executive Officers and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
-------     --------------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           61       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      52       Vice-President, Secretary and
                                   Director

Salvatore J. Bucchere     62       Director

Kevin O'C. Green          58       Director

Louis J. Lombardo         61       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business and was itself acquired by Alfa in 1997. Mr. Drohan serves as a Director and the Chairman of all of Alfa's subsidiaries. He is also President & CEO of Journey of Light, Inc. and Chief Executive Officer of Contact Sports, Inc.

Charles P. Kuczynski served as a Director and Secretary of Alfa between 1988 and 1993 and from 1996 to the present. Mr. Kuczynski was employed as Vice-President of Sales for Ty-Breakers from 1993 until its acquisition by Alfa in 1997. Mr.

Kuczynski is the inventor of KENSEL, and a patent for KENSEL was issued in his name in September 1992, which patent subsequently was assigned to Ty-Breakers. Mr. Kuczynski serves as a Director and the Secretary of all of Alfa's subsidiaries. He is also President of Ty-Breakers Corp. and Vice-President of Contact Sports, Inc.

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982, he was Executive Vice President of Custom Carburetor Co., and, from 1982 until its dissolution in 2003, he was Chairman of the Board and controlling shareholder of Columbia Products Co., formerly a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States. Presently, Mr. Bucchere is president of an energy conservation consulting firm.

Kevin O. Green practices law in Mankato, MN. Mr. Green graduated from St. Peter's Preparatory School, Jersey City, New Jersey in 1966 and attended the College of St. Thomas, St. Paul in Minnesota where he graduated with majors in Geology and Philosophy in 1970. He graduated from the University of Minnesota Law School in 1975 and has practiced law in Minnesota as a trial lawyer since that time. He has extensive experience in business litigation including securities fraud and his law practice has extended to several different states. He has represented many business clients over the years, including the Minneapolis Star and Tribune. Mr. Green also has business interests in Honduras where he is the owner of a mining company.

Louis J. Lombardo became an Alfa Director on July 1, 2005. Mr.
Lombardo recently retired after 35 years at American Express where he was Executive Vice President - Travel Related Services.

In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. His responsibilities included controlling International Risk Management & Global Fraud as well as customer service for both Cardmembers and Merchants. Mr. Lombardo holds an MBA degree from New York University. Presently, Mr. Lombardo runs his own consulting company and owns and operates two privately held businesses. He lives in New York City.

Effective July 1, 2005 Mr. Kye Giscombe resigned as a member of the Board of Directors and Mr. Louis J. Lombardo was elected to the Board to fill this vacancy. At December 31, 2005, the Board of Directors of Alfa consisted of two inside directors: Frank J. Drohan and Charles P. Kuczynski, and three independent outside directors: Salvatore J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Inside Directors receive no fees for acting as such. Independent outside Directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.


Compliance With Section 16(a) of the Exchange Act


Mr. Frank Drohan, Mr. Charles Kuczynski and Mr. Salvatore Bucchere made late Form 4 and Form 5 filings which were required as a result of their acquisition of Alfa Common Stock received in December 2005 in exchange for their shares of JOL common stock. Mr. Drohan also made a late Schedule 13-D filing. Mr. Kevin Green and Mr. Robert Peacock made late Form 5 filings for the year ended December 31, 2005. As of the date hereof, Mr. Muftah Benomran has not yet made a Form 3, Form 4, Form 5 or
Schedule 13-D filing which are required as a result of his acquisition of Alfa Common Stock received by him in December 2005 in exchange for his shares of JOL common stock. Mr. Lou Lombardo has not yet made a Form 5 filing for the year ended 2005.

Item 10.     Executive Compensation
-------      ----------------------

The following table sets forth information relating to the aggregate cash compensation received by the then-current Executive Officers of the Company for services in all capacities during the calendar year ended December 31, 2005 for (i) the Chief Executive Officer, (ii) each then-current executive officer whose total cash compensation exceeded $100,000 and
(iii) all then-current executive officers of the Company as a group.

SUMMARY COMPENSATION TABLE
--------------------------


Name and Principal         Cash      Accrued        Other Annual
      Position      Year   Salary    Salary         Compensation
------------------  ----   ------    -------        ------------

Frank J. Drohan,    2005     -0-     125,000             None
Chief Executive
Officer

All Executive       2005     -0-     125,000             None

Officers as a
group (3 persons)


After reasonable inquiry, management has concluded that the aggregate amount of personal benefits cannot be specifically or precisely ascertained, but it does not in any event exceed 10% of the accrued compensation reported in the foregoing table as to any person specifically named in such table or, in the case of the group, 10% of the groups' compensation and has concluded that the information set forth in the table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Employment & Consulting Agreements
----------------------------------

Pursuant to a written employment agreement (the "Drohan Agreement"), Alfa is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, effective October 1, 2004, the Drohan Agreement was modified and the Company discontinued making salary payments to Mr. Drohan. Beginning November 1, 2004 and continuing to date, the Company has engaged the services of Mr. Drohan as a consultant and has made payments to him for consulting services which were generally similar to those services he provided as an employee. In addition, the Company agreed to accrue Mr. Drohan's salary (reduced by any consulting payments made to him) and pay such accrued salary to Mr. Drohan when, and if, the Company had the financial resources to do so. During 2005 the Company paid Mr. Drohan $11,000 in consulting fees.

Pursuant to a written employment agreement (the "Giscombe Agreement"), Contact was obligated through December 31, 2006 to pay its President and Chief Operating Officer, Mr. Kye Giscombe, an annual base salary of $75,000, plus an additional bonus based on a combination of Contact's net sales and earnings before taxes. By mutual agreement between the Company and Mr. Giscombe, effective October 1, 2004, the Giscombe Agreement was cancelled and the Company discontinued making salary payments to Mr. Giscombe. Beginning November 1, 2004 and continuing to date, the Company has engaged the services of Mr. Giscombe as a consultant and has made payments to him for consulting services which were generally similar to those services he provided as a Contact employee.

Pursuant to a written employment agreement (the "Kuczynski Agreement"), Alfa was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled and the Company discontinued making salary payments to Mr. Kuczynski. Beginning November 1, 2004 and continuing to date, the Company has engaged the services of Mr. Kuczynski as a consultant and has made payments to him for such consulting services which included services similar to hose he provided as an Alfa employee plus services associated with JOL. Provided JOL is successful in signing a Development Agreement with the Government of Oman, the Company intends to enter into a new employment agreement with Mr. Kuczynski.

Each of Mr. Kuczynski's and Mr. Giscombe's employment agreements was effective September 1, 2001 and was terminable by the Company as of December 31, 2003 provided that the Company's net sales for 2003 was not at least $1,000,000. Each such employment agreement also provided for an option to purchase 250,000 shares of Common Stock at $.25 per share. Mr. Kuczynski's and Mr. Giscombe's right to purchase Common Stock subject to the aforesaid options is governed by the terms and conditions of the Alfa International Corp. 2003 Stock Option Plan.

Other than stock options granted to independent outside directors, no remuneration was paid to any Director during the fiscal year ended December 31, 2005, and the Company does not intend to compensate any of its inside Directors for their service as members of its Board during the current fiscal year ending December 31, 2006. On November 14, 2004, the Company awarded options to purchase 30,000 shares of its common stock to each of its then two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.17 per share. The options expire five years after the date of the grant. Effective January 1, 2004, 2005 and 2006 10,000 of such options vested to each of Messrs. Bucchere and Green. On July 1, 2005, the Company awarded options to purchase 30,000 shares of its common stock to Mr. Louis J. Lombardo, an outside Director, at an exercise price of $1.00 per share. The options expire five years after the date of the grant. Effective July 1, 2005, 10,000 of such options vested to Mr. Lombardo. Effective July 1, 2006 and July 1, 2007, an additional 10,000 of such options shall vest to Mr. Lombardo provided he is still a director of the Company on such dates.

In February 2004, Contact hired a Vice President of Sales with whom it entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 and providing for customary fringe benefits (the "Interim Agreement"). At June 30, 2004, the Company and the individual agreed to extend the Interim Agreement. In accordance with a Letter Agreement (the "Letter Agreement") dated January 15, 2005, the individual ceased to be an employee of Contact effective January 15, 2005. Effective January 16, 2005, the individual became a consultant to Contact, providing services similar to those performed by him as a Contact employee. Alfa also granted the individual an option to purchase up to 50,000 shares of its common stock at a purchase price of $.10 per share, such option valid until January 15, 2007 but exercisable only if the individual is employed by, or engaged as a consultant to, Contact at the time of such exercise. As of the date hereof, the individual has not exercised any such options.

CONSULTING AGREEMENTS

The Company is or was a party to several consulting agreements with different parties as follows:

A. Consulting Agreement:

Alfa entered into a three-year consulting agreement beginning March 1, 2002 which was terminated on April 30, 2004 by a settlement agreement. Pursuant to the settlement agreement Alfa issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.14 per share. The warrant expires on April 29, 2006.

B. Consulting Agreement:

In January 2003, the Company entered into an agreement (the "Smith Agreement") with Jack A. Smith, the founder and former Chief Executive Officer of The Sports Authority. In June 2004, pursuant to an amendment to the Smith Agreement which reduced the cash fee, Mr. Smith was issued 50,000 shares of Alfa's Common Stock. The Smith Agreement expired in December 2004.

C. Consulting Agreement:

On June 1, 2004 Alfa entered into a two-year consulting agreement which was terminated on April 1, 2005. Pursuant to the agreement Alfa issued a warrant to the consultant for 250,000 shares of Common Stock at an exercise price of $0.14 per share. The warrant expires on May 31, 2006. Effective December 29, 2003 JOL entered into a two-year consulting agreement with the same consultant which agreement was terminated on April 2, 2005. Pursuant to that agreement Alfa issued warrants (in exchange for JOL warrants) to the consultant for a total of 62,235 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire on June 8, 2007.

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

E. Consulting Agreement:

Effective December 20, 2004 the Company entered into a two-year agreement whereby the consultant would assist the Company in its capital raising activities, financial public relations activities and provide advice relating to future acquisitions and their structure and the Company's marketing and promotional activities. The Company agreed to pay a fee to the consultant for any acquisition (other than JOL) for which the consultant made an introduction and which was completed by Alfa during the term of the consulting agreement. Pursuant to the agreement Alfa issued 100,000 shares of its unregistered and restricted Common Stock to the consultant and issued the consultant a warrant for 20,000 shares of Common Stock at an exercise price of $0.20 per share. The warrant expires on December 19, 2007.


Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. The Company has maintained its group medical coverage in effect for its former employees who have agreed to continue providing services to the Company as consultants.

Stock Options

The Company instituted the "Alfa International Corp. 2003 Stock Option Plan" (the "Plan"). The Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services, to purchase up to 2,500,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant. Exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2010.

In September 2001 in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan, Giscombe and Kuczynski to purchase a total of 1,000,000 shares of the Company's Common Stock. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant.

In November 2004, the Company issued 30,000 non-qualified stock options to Mr. Salvatore J. Bucchere, an outside director and 30,000 non-qualified stock options to Mr. Kevin O'C. Green an outside director. The options are exercisable at a price of $0.17 per share and expire five years after the date of the grant. In July 2005, the Company issued 30,000 non-qualified stock options to Mr. Louis J. Lombardo, an outside director. The options are exercisable at a price of $1.00 per share and expire five years after the date of the grant. Effective July 1, 2005, 10,000 of such options vested to Mr. Lombardo. Effective July 1, 2006 and July 1, 2007, an additional 10,000 of such options shall vest to Mr. Lombardo provided he is still a director of the Company on such dates.

On January 16, 2005, in accordance with the Letter Agreement, Alfa granted Mr. Edward T. Baker an option to purchase up to 50,000 shares of Common Stock at a purchase price of $0.10 per share, such option valid until January 15, 2007 but exercisable only if Mr. Baker is employed by, or engaged as a consultant to, Contact at the time of such exercise.

In 1997, in connection with the settlement of an outstanding obligation with Brown & Bain, P.A, the Company granted Brown & Bain the option, exercisable through November 5, 2007, to purchase 125,000 shares of the Company's Common Stock at $0.10 per share.


As of December 31, 2005, there were no incentive stock options outstanding under the Plan, and there were 1,265,000 non-qualified options issued and outstanding as follows:



Name               No. of options  Option Price   Date of Grant
---------------    --------------  ------------   -----------

Brown & Bain          125,000         $0.10        11/6/1997
Frank Drohan          500,000         $0.25         9/l/2001
Charles Kuczynski     250,000         $0.25         9/l/2001
Kye Giscombe          250,000         $0.25         9/l/2001
Salvatore Bucchere     30,000         $0.17        11/1/2004
Kevin Green            30,000         $0.17        11/1/2004
Edward Baker           50,000         $0.10        1/16/2005
Louis Lombardo         30,000         $1.00         7/1/2005





Item 11.     Security Ownership and Certain Beneficial Owners
             and Management.
--------     ------------------------------------------------

The following table sets forth, as of December 31, 2005, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (7)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            6,048,006                21.3%

Charles P. Kuczynski (l)(4)         603,669                 2.1%

Salvatore S. Bucchere (1)(5)         51,644                 0.1%

Louis J. Lombardo (1)(6)            250,000                 0.8%

Kevin O. Green (1)(5)                61,000                 0.2%

Robert F. Peacock (2)             3,050,000                10.7%

Muftah Benomran (2)               5,061,078                17.8%

Mohammed K. Al-Sada (2)           2,711,292                 9.5%

Mahmoud Gebril El-Warfally (2)    1,936,637                 6.8%

All officers and Directors
As a Group of 5 Persons           7,014,319                24.7%


----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Alfa. Messrs. Drohan &
Kuczynski are officers of Alfa.

(2) The address for each of these individuals is c/o the Company.

(3) Does not include Mr. Drohan's 400,000 currently exercisable stock options granted under his employment Agreement. All such options are exercisable at $0.25 per share.

(4) Does not include Mr. Kuczynski's or Mr. Giscombe's currently exercisable 200,000 stock options granted to each individual under their respective employment agreements. All such options are exercisable at $0.25 per share.

 (5) Does not include Mr. Bucchere's or Mr. Green's currently exercisable 30,000 stock options granted to each individual when they were elected as outside directors. All such options are exercisable at $0.17 per share.

(6)  Does not include Mr. Lombardo's currently exercisable
10,000 stock options granted to him when he was elected as an outside director. All such options are exercisable at $1.00 per share.

(7) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.


Item 12.     Certain Relationships and Related Transactions
--------    -----------------------------------------------

Journey of Light, Inc.
----------------------

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock to the shareholders of JOL in exchange for all of the outstanding capital stock of JOL. As disclosed in Alfa's Report on Form 8-K dated October 11, 2005, Frank J. Drohan, President and a Director of Alfa was a JOL shareholder at the time of the acquisition. In addition, Charles P. Kuczynski, Vice-President and a Director of Alfa and Salvatore J. Bucchere a Director of Alfa were also each shareholders of JOL at the time of the acquisition. The terms of the acquisition are more fully described in the Agreement and Plan of Merger dated May 19, 2005 by and among Alfa, JOL and the Merger-Sub, a copy of which has been previously filed as an exhibit to Alfa's Report on Form 8-K dated May 27, 2005.

AmeriCapital Renaissance Group, LLC
----------------------------------

AmeriCapital Renaissance Group, LLC ("AmeriCapital"), is a New
York limited liability corporation with which JOL has a

Financial Advisory Services Agreement (the "Advisory Agreement"). AmeriCapital is JOL's financial adviser and is presently engaged in financial modeling of the Omagine project and is, on behalf of JOL, conducting negotiations and discussions regarding the structure and placement of the necessary construction financing for Omagine as well as the ongoing financing arrangements of the Omagine project. Mr. Frank
J. Drohan, President and Chief Executive Officer of the Company, is a minority shareholder and an officer and director of AmeriCapital. The Company and JOL believe that the Advisory Agreement between JOL and AmeriCapital provides substantially better terms and conditions to JOL than would otherwise be available to JOL if JOL had negotiated such an advisory agreement on an "arms-length" basis with a financial advisory firm with which Mr. Drohan was not associated. The president and principal shareholder of AmeriCapital, Mr. Agron Telaku, has previously worked at the U.S. Federal Reserve Bank and thereafter spent over five years at Lehman Brothers in New York where he worked primarily on several complex structured finance transactions involving the banking and real-estate sectors.





Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.


Exhibit                                      Page
Numbers             Description             Number
-------            -------------      ------------


99.1  Sarbanes-Oxley certification           59

99.2  Sarbanes-Oxley certification           61



    (b) Reports on Form 8-K

On October 11, 2005, the Company filed a Form 8-K announcing the completion of the acquisition of JOL.

On November 17, 2005, the Company filed a Form 8-K/A to file the required financial statements relevant to the acquisition of JOL by Alfa.

On December 9, 2005, the Company filed a Form 8-K to disclose the sale by Alfa of the Debenture to Cornell.

On March 30, 2006, the Company filed a Form 8-K/A to amend its method of accounting used in the acquisition of JOL by Alfa as disclosed in its prior filing on Form 8-K/A dated November 17, 2005.


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

     Alfa International Holdings Corp.


     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Secretary and Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O'C. Green
             KEVIN O'C. GREEN,
             Director

     By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director


Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.


Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief        April 17,2006
FRANK J. DROHAN         Executive and Financial
                        Officer

              CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this annual report for the period ended
December 31, 2005 on Form 10-KSB of Alfa International Holdings
Corp. (the "Registrant");

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

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

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



Date: April 17, 2006




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

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alfa International Holdings Corp. on Form 10-KSB for the period ending December 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Alfa International Holdings Corp.


/s/Frank J. Drohan
-------------------------
Frank J. Drohan
Chief Executive
 and Financial Officer

April 17, 2006


The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alfa International
Holdings Corp.

I have audited the accompanying consolidated balance sheets of Alfa International Holdings Corp. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa International Holdings Corp. and subsidiaries as of December 31, 2005 and the results of their operations and cash flows for the years then ended, in conformity with Accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                 /s/ Michael T. Studer CPA P.C.
                                 ------------------------------
Freeport, New York
April 17, 2006               F-1

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2005               2004
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 41,566                -
  Accounts receivable                                2,630             13,449
  Inventories                                        1,420             44,682
  Prepaid expenses and other current assets         20,502              5,494
                                                   --------          --------
       Total Current Assets                         66,118             63,625
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    100,398             95,803
  General plant                                     17,799             17,799
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
                                                   135,014            130,419
  Less: Accumulated depreciation and amortization (107,337)           (90,517)
                                                   --------          --------
                                                    27,677             39,902
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,514             12,524
                                                   --------          --------

TOTAL ASSETS:                                    $ 107,309          $ 116,051

                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $   368,245         $  76,202
  Customer Deposits                                  28,168                -
  Accrued officer payroll, net                      174,923            53,180
  Due to affiliate                                       -             52,596
  Accrued expenses and other current liabilities     66,546            43,749
  Dividends payable                                  42,983                14
                                                   --------          --------
        Total Current Liabilities                   680,865           225,741
                                                   --------          --------

LONG-TERM LIABILITIES:

  Convertible Debenture                             250,000                -
  Accrued Interest-Debenture                          1,575                -
                                                   --------          --------
                                                    251,575                -
                                                   --------          --------

TOTAL LIABILITIES:                              $   932,440         $ 225,741
                                                  =========          ========
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 1,000,000 shares,
  Undesignated preferred stock:
  Authorized - 850,000 shares:
   Issued and outstanding: - none                         -                 -
  Series B preferred stock:
  Authorized - 150,000 shares:
   Issued and outstanding:
    107,100 shares in 2005 and
    107,400 shares in 2004                             107               107
  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares in
  2005 and 15,000,000 shares in 2004
   Issued and outstanding:
    28,389,587 shares in 2005
    11,305,552 shares in 2004                        28,390            11,306
Capital in excess of par value                   13,909,555         8,551,751
Retained earnings (deficit)                     (14,763,183)       (8,672,854)
                                                -----------        -----------
     Total Stockholders' Equity (Deficit)          (825,131)         (109,690)
                                                -----------        -----------
                                                 $  107,309        $  116,051
                                                ===========        ===========

See accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      -----------------------
                                                       2005             2004
                                                      ----------- -----------
REVENUES:
  Net sales                                       $   271,331        $  70,775

COSTS AND EXPENSES:
  Cost of sales                                       236,997          164,181
  Selling, general and administrative                 863,713          924,266
  Impairment of Goodwill                            5,079,919              -
  Amortization of beneficial conversion
   feature and value of warrant                       133,395              -
  Interest income                                        (182)             (37)
  Other                                                 2,576            2,989
                                                   ----------      -----------
                                                    6,316,418        1,091,399
                                                   ----------      -----------

NET LOSS                                           (6,045,087)      (1,020,624)

PREFERRED STOCK DIVIDENDS                              45,242          207,838
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(6,090,329)     $(1,228,462)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.39)     $      (.11)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      15,476,713       11,027,728
                                                   ==========       ===========

See accompanying notes to consolidated financial statements.

                                            F-3

                     ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------

BALANCES, DECEMBER 31, 2003     10,947,728 $ 10,948  95,375 $95   $8,020,989 (7,444,392)

Issuance of common stock for
     consulting services           150,000      150                   10,350

Issuance of preferred stock for
     cash, less related costs
     of $168,192                                     12,025   12     312,796

Issuance of preferred stock
     dividends in common stock     207,824      208                   207,616

Preferred stock dividends                                                       (207,838)

Net loss                                                                      (1,020,624)
                                ----------   ------ -------  ---    --------- -----------
BALANCES, DECEMBER 31, 2004     11,305,552  $11,306 107,400 $107   $8,551,751 (8,672,854)
                                ==========   ====== =======  ===    ========= ===========


Issuance of common stock for
     consulting services          150,000      150                    21,600

Issuance of common stock for
     cash net of expenses         577,725      578                   303,137

Issuance of preferred stock for
     cash, net of expenses                           1,450    1       28,999

Conversion of preferred stock
     for common stock              70,000       70  (1,750)  (1)         (69)

Issuance of preferred stock
     dividends in common stock      2,032        2                     1,743

Issuance of common stock to
     the JOL shareholders      16,284,278   16,284                 4,868,999


Beneficial conversion feature
 of convertible Debenture                                             63,974

Value of warrant attached to
 convertible Debenture                                                69,421

Preferred stock dividends                                                        (45,242)

Net loss                                                                      (6,045,087)
                               ---------   -------  ------ ----   ---------   ----------
BALANCES, DECEMBER 31, 2005    28,389,587  $28,390 107,100 $107 $13,909,555 $(14,763,183)

See accompanying notes to consolidated financial statements.

                                           F-4

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2005          2004
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(6,045,087) $(1,020,624)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               15,234       14,537
    Impairment of Goodwill                                   5,079,919           -
    Beneficial conversion feature of
      convertible Debenture                                     63,974           -
    Value of warrant attached to
      convertible Debenture                                     69,421           -
    Inventory reserve                                               -        17,158
    Issuance of common stock for Consulting services            21,750       10,500
  Changes in operating assets and liabilities:
    Accounts receivable                                         10,819      (12,237)
    Inventories                                                 43,262       21,389
    Prepaid expenses and advances                              (15,008)       7,342
    Other assets                                                  (990)       9,640
    Accounts payable                                            47,878       53,235
    Customer Deposits                                           28,168           -
    Accrued expenses and other current liabilities              70,544      (69,225)
    Accrued compensation and officer payroll, net              121,743       23,466
                                                            ----------    ----------
  Net cash flows used by operating activities                 (488,373)    (944,819)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                         (1,755)     (12,429)
  Advance from Affiliate                                            -       397,179
                                                             ---------- -----------
         Net cash flows used by investing activities            (1,755)     384,750
                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from affiliate                                         (52,596)      52,596
  Loans from officer                                               -          3,000
  Proceeds from issuance of common stock                       303,715           -
  Proceeds from issuance of preferred stock                     29,000      312,808
  Proceeds from issuance of debentures                         250,000           -
  Accrued interest - Debenture                                   1,575           -
                                                            ----------   ----------
         Net cash flows from financing activities              531,694      368,404
                                                            ----------   ----------

NET CHANGE IN CASH                                              41,566     (191,665)

CASH BEGINNING OF YEAR                                               -      191,665
                                                            -----------   ----------
CASH END OF YEAR                                           $    41,566  $       -
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)                             $        -    $        -
                                                            ===========   ==========
  Interest paid                                             $       -   $        -
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividend                                  (45,242)    (127,337)
                                                            ===========   ==========
     Issuance of preferred stock dividends
       in common stock                                      $    1,745      144,352
                                                            ===========   ==========

     Acquisition of JOL through issuance of
       Common stock and warrants:
           Fair value of assets acquired                        49,146
           Intangible assets acquired                        5,079,919
           Fair value of liabilities assumed                  (243,782)
                                                            ===========
           Total Purchase Price                              4,885,283
                                                            ===========






See accompanying notes to consolidated financial statements.

                                             F-5

     ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Alfa International Holdings Corp. ("Alfa") and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"), Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Alfa is a holding company which operates through its JOL, Contact and Ty-Breakers subsidiaries. JOL is in the real estate development business in Oman. Contact and Ty-Breakers design, manufacture and distribute apparel products.

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

     Income Taxes - The Company is subject to income taxes at both the federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation. The Company is not presently subject to income taxes in any foreign country.

     Financial Statement Presentation - In May 2005, Alfa International Corp., a New Jersey corporation merged with and in to Alfa International Holdings Corp., a Delaware corporation for the sole purpose of changing the Company's corporate domicile from New Jersey to Delaware. The par value of the common stock of Alfa-New Jersey was $0.01 and the par value of the common stock of Alfa-Delaware is $0.001. For financial statement presentation purposes, the Company has shown the adjustment to the par value of its Common Stock as of December 31, 2003.

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

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $31,000 in 2005 and $113,000 in 2004 were expensed as incurred.

 STOCK-BASED COMPENSATION:

In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, amending
FASB Statement No. 123, Accounting for Stock-Based

Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Alfa adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value-recognition provisions of SFAS No. 123 for the fiscal year periods ended December 31, 2005 and 2004, respectively:

                                      12 Mos. Ended December 31,
                                       2005          2004
                                     ----------    ----------
Net loss as reported             $(6,045,624)    $(1,020,624)

Deduct:
Total stock-based Employee
Compensation determined under
fair value method for stock
options, net of tax                 ( 20,400)     (  20,400)

Pro forma loss applicable to
  common stockholders             $(6,066,024)   $(1,041,024)

Basic loss per share, as reported     $(.40)        $(.09)

Basic loss per share, pro forma       $(.40)        $(.09)

Diluted loss per share, as reported   $(.40)        $(.09)

Diluted loss per share, pro forma     $(.40)        $(.09)

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


NOTE 2 - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and procure additional financing. In an effort to attain profitable operations, the Company will attempt to increase revenue by concentrating Contact's efforts on selling "private-label" apparel products and by attempting to develop new revenue streams for JOL. There can be no assurance that either of these events will in fact occur or that the Company will be able to procure additional financing. Should the Company be unsuccessful in its attempts to increase sales at Contact, create new revenue streams at JOL or obtain additional funding, the Company may not be able to continue operations.

NOTE 3 - JOURNEY OF LIGHT, INC.:

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock to the shareholders of JOL in exchange for all of the outstanding capital stock of JOL.

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Alfa has designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock is $40 per share and dividends accrue at 5.0% per annum. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends shall, at the Company's option, be paid in cash or in shares of Common Stock valued at $1.00 per share. The expiration date for all common stock purchase warrants held by holders of Series B Preferred Stock is September 30, 2006.

     At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the fiscal years ended December 31, 2005 and December 31, 2004, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of those years.

NOTE 5 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2005 and 2004 was $60,702, and $54,473, respectively. Contact also rents warehouse space in Jersey City, New Jersey under a one-year lease entered into in July 2005. Rent expense for 2005 and 2004 was $13,000, and $12,300 respectively.

The minimum annual lease payments are as follows:

2006                                 $  51,800
2007                                 $  51,800
2008                                 $  51,800
2009 and beyond                      $ 240,700

Employment Agreements

Alfa is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. All salary payments to this individual have been deferred and accrued, effective October 1, 2004.

The Company had been obligated to employ Contact's President, Vice-President and Vice-President of Sales under separate agreements with these three individuals. These three agreements have been canceled and the individuals continue to perform services for the Company as consultants. Employment agreements with these three individuals may be renegotiated in the future depending upon the Company's financial performance at the time. The terms of such employment agreements, if any, cannot be determined at this time.

Factoring Agreement

In March 2004 Contact entered into a one-year agreement (the "Factoring Agreement") with a company ("Factor") specializing in factoring accounts receivable. The Factoring Agreement covers all accounts receivable that Contact, in its sole discretion, chooses to assign to the Factor. The Factoring Agreement assures Contact of payment by the Factor of any accounts receivable assigned to the Factor. Contact has agreed under the factoring agreement to pay the factor a fee equal to a percentage of each account receivable assigned to it and has further agreed to a minimum monthly amount of such fees during the term of the Factoring Agreement. The Factoring Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis, but with no minimum guaranteed payments required to be made by Contact. The Factoring Agreement, as so modified, currently remains in effect.

NOTE 6 - STOCKHOLDERS' EQUITY:

      Stock Option Plan - At its annual meeting held on September 1, 2004, Alfa's shareholders ratified the adoption by the Company of the "Alfa International Corp. 2003 Stock Option Plan" ("Plan"). The Plan provides for the granting of Incentive Stock Options and Non-Qualified Stock Options to all employees, directors, consultants and other professional advisers who perform key services for the Company, to purchase up to 2,500,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant (exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant). Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. Alfa's Board of Directors has approved the extension of the expiration date of the Plan from August 10, 2010 to February 28, 2014.

    The Company issued a total of 1,000,000 non-qualified stock options to three individuals in connection with their employment agreements (two of which employment agreements have been terminated). The options are exercisable at a price of $0.25 per share and expire on August 31, 2011. As of the date hereof 800,000 of such options are vested and the remaining 200,000 of such options are scheduled, in accordance with their terms, to vest on September 1, 2006.

    The Company issued a total of 90,000 non-qualified stock options to three individuals in connection with their election as independent outside directors. As of the date hereof 70,000 of such options are vested and the remaining 20,000 of such options are scheduled, in accordance with their terms, to vest 10,000 on July 1, 2006 and 10,000 on July 1, 2007. 60,000 of
such options are exercisable at a price of $0.17 per share and expire in November 2009 and 30,000 of such options are exercisable at a price of $1.00 per share and expire in June 2010.

    In accordance with a Letter Agreement dated January 15, 2005, Alfa granted an option to purchase up to 50,000 shares of Common Stock at $0.10 per share to Contact's Vice-President of Sales. Such option is valid until January 15, 2007 but exercisable only if the individual is employed by or engaged as a consultant to Contact at the time of such exercise.

    During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007. As of December 31, 2005, the creditor had not exercised any portion of that option.

A summary of stock option and warrant activity is as follows:

Stock Options
-------------
                                  2005              2004
                       -------------------    -----------------
                                  Exercise             Exercise
                       Shares      Price      Shares    Price
                       ------     --------    ------   --------
Outstanding at
 January 1             1,000,000   $0.25       1,000,000  $0.25
                         125,000   $0.10         125,000  $0.10
                          60,000   $0.17

Options Granted           50,000    0.10          60,000   0.17
                          30,000    1.00

Exercised                      -       -               -      -

Forfeited/Expired              -                       -
                       ---------               ---------
Outstanding at Dec.31, 1,265,000               1,185,000
                       =========               =========

Exercisable at Dec.31,   800,000   $0.25         600,000  $0.25
                         175,000   $0.10         125,000  $0.10
                          40,000   $0.17          20,000  $0.17
                          10,000   $1.00               -
                       =========                 =======
                       1,025,000                 745,000

Warrants
--------
Outstanding at
 January 1             4,296,000   $0.75      3,815,000   $0.75
                         750,000   $0.14             -
                          20,000   $0.20             -

Warrants Issued           58,000   $0.75        481,000   $0.75
                              -                 750,000   $0.14
                              -                  20,000   $0.20
                         922,000   $8.00             -
                          62,235   $1.00             -
                         257,732   $0.97             -

Exercised                253,500   $0.60*             -
* reduced
  exercise price

Expired                       -       -              -        -
                       ---------   -----       ----------  -----
Totals:                4,100,500   $0.75      4,296,000   $0.75
                         750,000   $0.14        750,000   $0.14
                          20,000   $0.20         20,000   $0.20
                         922,000   $8.00
                          62,235   $1.00
                         257,732   $0.97
Outstanding at         ---------              ---------
December 31            6,112,467              5,066,000
                       =========              =========

NOTE 7  - CONVERTIBLE DEBENTURE:

On December 8, 2005, Alfa issued a convertible debenture ("Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. The Debenture accrues interest at 10% per annum and is payable on or before December 7, 2008. The holder has the option, at any time, to convert the then outstanding balance of the Debenture together with accrued and unpaid interest thereon into shares of Alfa's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Alfa's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debenture.

Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $63,974 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debenture. The entire discount was amortized immediately as interest expense since the Debenture is convertible upon placement.

In connection with the issuance of the Debenture, Alfa issued a warrant granting the holder the right to acquire 257,732 shares of Alfa's Common Stock at an exercise price of $.97 per share, subject to certain adjustments.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), Alfa recognized the value attributable to the warrant in the amount of $69,421 to capital in excess of par value and a discount against the Debenture. Alfa valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.42%, a dividend yield of 0% and volatility of 176%. The debt discount attributed to the value of the warrant issued is amortized immediately as interest expense since the warrant is exercisable at the grant date.

NOTE 8  - INCOME TAXES:


     Deferred tax asset is comprised of the following:

                                               December 31
                                          ----------------------
                                            2005        2004
                                          ----------  ----------
Federal net operating loss
  carry-forwards                          $3,128,000  $2,890,000
State net operating loss
  carry-forwards, net of
  federal tax benefit                        552,000     510,000
                                          ----------  ----------
                                           3,680,000   3,400,000
Less: Valuation allowance                  3,680,000   3,400,000
                                         ----------- -----------
                                         $    -       $     -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2005 and 2004.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2005.

     At December 31, 2005, the Company had Federal net operating loss carry-forwards of approximately $9,200,000, expiring in various amounts from fiscal year 2006 to fiscal year 2025. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry-forwards.


NOTE 9  - SEGMENT INFORMATION:

Alfa is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc.
("JOL") in October 2005, the Company reports results in two business segments: real-estate development and apparel.

The real-estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.2 billion tourism related project.

The apparel business of the Company is conducted primarily through its wholly owned subsidiary - Contact Sports, Inc. ("Contact") and to a lesser extent through another of its wholly owned subsidiaries - Ty-Breakers Corp. ("Ty-Breakers"). Contact designs and markets athletic and lifestyle apparel products under the "Contact Sports" label and markets "private-label" products under the Ty-Breakers and other labels. All manufacturing of Contact's apparel products is performed for Contact by non-affiliated third party contractors.

Summarized financial information by business segment for the fiscal year ended 2005 is as follows:


                                           2005
================================================

Net Revenue:
  Real Estate Development                      0
  Apparel                                271,331
                                         -------
                                         271,331
================================================

Operating Expenses:
  Real Estate Development                296,766
  Apparel                                184,891
  Corporate                            5,461,975
                                       ---------
                                       5,933,632
================================================

Operating Loss:
  Real Estate Development               (296,766)
  Apparel                               (150,657)
  Corporate                           (5,642,905)
                                       ---------
Net Loss                              (6,045,087)
                                       ---------
Preferred Stock Dividends                 45,242
                                       ---------
Loss Applicable to
  Common Stockholders                 (6,090,329)
================================================

Identifiable Assets:
  Real Estate Development                 11,916
  Apparel                                 69,162
  Corporate                               36,231
                                         -------
                                         117,309
================================================

Capital Expenditures:
  Real Estate Development                  1,755
  Apparel                                    -0-
  Corporate                                  -0-
                                         -------
                                           1,755
================================================

Depreciation and Amortization:
  Real Estate Development                    234
  Apparel                                    -0-
  Corporate                               15,000
                                         -------
                                          15,234
================================================

Geographic Information - net revenue:
  United States                          271,331
Qatar                                        -0-
Oman                                         -0-
                                         -------
                                         271,331
================================================

Operating loss is total revenue less cost of sales and selling, general and administrative expenses. Operating revenue includes a non-recurring charge in 2005 of $5,079,919 to recognize the immediate impairment of the goodwill associated with the acquisition of JOL in 2005 and a non-cash interest expense of $133,395 in 2005 associated with the Debenture sold by Alfa in December 2005.

The real-estate segment includes the results for JOL since the date of acquisition in October 2005.

Identifiable assets are year-end assets at their respective net carrying value segregated as to segment and use.