Form 10QSB/A
period 2005-12-31
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-04-27
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-KSB/A

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No



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

                 Alfa International Holdings Corp.
        Table of Contents to Annual Report on Form 10-KSB
                   Year Ended December 31, 2005
                                                           Page
                                                           ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Description of Business                   5

        Item 2.    Description of Property                  20

        Item 3.    Legal Proceedings                        20

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    21

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            21

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            34

        Item 7.    Financial Statements                     43

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     43

        Item 8A.   Controls and Procedures                  43

        Item 8B.   Other Information                        44

                          Part III

        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       44

        Item 10.    Executive Compensation                  47

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management
                    And Related Stockholder Matters         54

        Item 12.    Certain Relationships and Related
                    Transactions                            55

        Item 13.    Exhibits and Reports on Form 8-K        56

        Item 14.    Principal Accountant Fees and Services  58



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

Contact has developed a "private label" product line consisting of outerwear under the Ty-Breakers label (which is owned by Alfa) for sale to mid-tier mass-market retailers. The company is, and intends to continue, to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label, and in select cases under retailers' own brand labels, to retail stores where such private label sales represent a substantial percentage of all products sold. Contact created its private-label business in a manner that does not interfere with or damage the Contact brand name. To date Contact has received several such private-label orders and all such private-label products sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained. Contract's present backlog of unfilled orders is $180,000.

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

Contact has in the past marketed its branded products through industry trade shows, advertising, street teams, tie-ins with rap artists, fashion shows, direct mail, print advertising, promotional events and parties which it sponsors, as well as video presentations for major customers. As financial resources permit, Contact intends to re-start such marketing efforts for its branded products. No significant marketing efforts are planned nor, in the opinion of management, are they required for Contact's private-label business. During the first three quarters of 2005, Contact continued to devote a majority of its resources to the uphill effort to sell its branded products. Beginning in the fourth quarter of 2005 and continuing to date, Contact shifted its priorities and now directs the majority of its resources and efforts toward the sale of its private-label products and to a lesser degree toward the sale of its branded products. Should this strategy not be successful, Contact may discontinue its branded product line partially or in its
                                11
entirety, and concentrate only on its private-label business or, if the private-label business is not viable, Contact may discontinue its businesses in its entirety.

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

Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $132,208 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debenture. The discount is amortized over the convertible debenture's maturity period (three years) as interest expense.

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

The Company's revenues in 2005 were $271,331, an increase of $200,556 (283%) from fiscal year 2004. This revenue increase resulted entirely from increased sales of private-label products at Contact. As of the date hereof Contact has a backlog of $180,000 of unfilled orders. The cost of sales percentage was 87% for fiscal 2005 and 232% in fiscal 2004. The cost of sales percentage at Contact is budgeted at 50% to 55% for branded products and 75% for private-label products. The 87% cost of sales in 2005 reflects an $23,188 write-down of branded product consignment inventory during 2005 as well as the greater mix of private-label sales that constitute Contact's revenue in 2005.

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

General and administrative expenses of $5,810,670 in fiscal 2005 were $5,182,352 (825%) higher than the $628,318 incurred in fiscal 2004. The primary reason for this increase was the $5,079,919 non-cash expense of the goodwill impairment associated with the acquisition of JOL in October 2005. Excluding this non-cash item, the Company's general and administrative expenses were $740,711 in fiscal 2005 representing an increase of $112,393 (18%) over the $628,318 incurred in fiscal 2004. This $112,393 increase was attributable to the approximately $280,000 in such expenses incurred during the fourth quarter at JOL associated with JOL's final presentation of the Omagine project in Oman and partially offset by the Company's stringent cost cutting during 2005 primarily consisting of reductions in salaries and consulting services.

The Company sustained a net loss of $5,900,662 during fiscal 2005 which included a charge of $5,079,919 for the impairment of goodwill associated with the JOL acquisition and a $4,970 non-cash interest expense that the Company recognized in connection with the sale of the Debenture by Alfa. Absent these two non-cash charges, the Company's net loss for the 2005 fiscal year was $815,773 which represents a decrease of $204,851 (20%) from the 2004 net loss of $1,020,624. The lower net loss (exclusive of the non-cash goodwill charge and the non-cash interest expense associated with the Debenture) was primarily attributable to a $127,740 swing in gross profits to $34,334 in 2005 from ($93,406) in 2004 combined with the $190,934 decrease in selling and marketing expenses in 2005; the positive impact of which was partially offset by the $112,393 increase in general and administrative expenses.

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


Liquidity and Capital Resources

The Company has experienced negative cash flows from operations for the past several years. In 2005, the Company generated a net positive cash flow of $41,566 solely as a result of its financing activities including the proceeds from the sale by the Company of a Debenture and shares of its Common and Preferred Stock. The Company incurred net losses of $5,900,662 [$815,773 before a non-cash charge of $5,079,919 for goodwill expense and $4,970 for non-cash interest expense], $1,020,624 and $706,801 in fiscal 2005, 2004 and 2003, respectively, an aggregate net loss of $7,628,087 [$2,543,198 before a non-cash charge in 2005 of $5,079,919 for goodwill expense and $4,970 for non-cash interest expense] for those three fiscal periods. The Company does not expect to incur significant expenses in the future for advertising, marketing or promotional expenses for Contact unless such expenses can be absorbed by the cash flows generated by Contact's operations.

At December 31, 2005, the Company had a working capital deficit of ($633,747), compared to a working capital deficit of ($162,116) at December 31, 2004. This $471,631 increase in the Company's working capital deficit is attributable to a $474,124 increase in current liabilities as a result of: (a) $311,043 in additional accounts payable [primarily due to the acquisition of JOL in October 2005]; (b) a $28,168 customer deposit payable at Ty-Breakers; (c) $121,743 of additional accrued payroll liabilities; (d)$22,797 in additional accrued expenses [primarily due to the acquisition of JOL in October 2005] and
(e) $42,969 increase in preferred stock dividends payable, offset by a reduction of $52,596 in loans due to an affiliate

[due to the acquisition of JOL in October 2005]. Current assets increased $2,493.

At December 31, 2005, the Company had $66,118 in current assets, consisting of $41,566 in cash, $4,050 of inventory and receivables and $20,502 of prepaid assets. The Company's current liabilities at December 31, 2005 totaled $699,865, consisting of $453,791 of accounts payable and accrued expenses, $28,168 of customer deposits, $42,983 of dividends payable and $174,923 in accrued payroll.

Of the $699,865 of current liabilities at December 31, 2005, -
$217,906 or 31% represents amounts which are either (i) due to officers, or (ii) may be paid in common stock in lieu of cash.

The $451,798 of funds used by operating activities during 2005 were used primarily to fund the net loss of $815,773 (exclusive of the extraordinary non-cash goodwill charge of $5,079,919 and the non-cash interest expense of $4,970) plus the increase in prepaid expenses. Operating funds were primarily provided by decreases in accounts receivable and inventory and increases in accounts payable, customer deposits, accrued expenses and accrued payroll.

Funds totaling $1,755 were invested during 2005 in computer and telephone equipment.

Funds totaling $495,119 were provided by financing activities during 2005 from proceeds realized from the sales of common and preferred stock and a Debenture.

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

Item 8A.      Controls and Procedures
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

Item 8B.      Other Information
-------       -----------------

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

Salvatore J. Bucchere has served as an outside Director of Alfa since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford high school in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice president of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Co. From 1982 until its bankruptcy filing in 2003, he was Chairman of the Board and controlling shareholder of Columbia Products Co., formerly a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern United States. Presently, Mr. Bucchere is president of an energy conservation consulting firm.

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

The Company has an audit committee and a compensation committee each designated by the Board of Directors. The members of the

Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent outside director, is the Chairman of the Audit Committee and is an audit committee financial expert. See: ("Item 9 - Salvatore J. Bucchere")
The registrant has not adopted a written code of ethics but intends to do so before December 31, 2006.


Section 16(a) Beneficial Ownership Reporting Compliance


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

Officers as a
group (2 persons)


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

Pursuant to a written employment agreement (the "Kuczynski Agreement"), Alfa was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled and the Company discontinued making salary payments to Mr. Kuczynski. Beginning November 1, 2004 and continuing to date, the Company has engaged the services of Mr. Kuczynski as a consultant and has made payments to him for such consulting services which included services similar to those he provided as an Alfa employee plus services associated with JOL. Provided JOL is successful in signing a Development Agreement with the Government of Oman, the Company intends to enter into a new employment agreement with Mr. Kuczynski.

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

On December 16, 2005, in accordance with a contract, Alfa granted Agora Public Relations an option to purchase up to 200,000 shares of Common Stock at a purchase price of $0.82 per share. 50,000 of such options vest on March 15, 2006; 50,000 of such options vest on June 15, 2006; 50,000 of such options vest on september 15, 2006, and 50,000 of such options vest on December 15, 2006.

In 1997, in connection with the settlement of an outstanding obligation with Brown & Bain, P.A, the Company granted Brown & Bain the option, exercisable through November 5, 2007, to purchase 125,000 shares of the Company's Common Stock at $0.10 per share.


As of December 31, 2005, there were no incentive stock options outstanding under the Plan, and there were 1,465,000 non-qualified options issued and outstanding as follows:



Name               No. of options  Option Price   Date of Grant
---------------    --------------  ------------   -----------

Brown & Bain          125,000         $0.10        11/6/1997
Frank Drohan          500,000         $0.25         9/l/2001
Charles Kuczynski     250,000         $0.25         9/l/2001
Kye Giscombe          250,000         $0.25         9/l/2001
Salvatore Bucchere     30,000         $0.17        11/1/2004
Kevin Green            30,000         $0.17        11/1/2004
Edward Baker           50,000         $0.10        1/16/2005
Louis Lombardo         30,000         $1.00         7/1/2005
Agora P. R.           200,000         $0.82        12/16/2005





Item 11.     Security Ownership and Certain Beneficial Owners
             and Management.
--------     ------------------------------------------------

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

                                Beneficial
Name and Address                Ownership (7)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            6,048,006                21.3%

Charles P. Kuczynski (l)(4)         613,669                 2.2%

Salvatore S. Bucchere (1)(5)         51,644                 0.1%

Louis J. Lombardo (1)(6)            281,300                 0.8%

Kevin O. Green (1)(5)                61,000                 0.2%

Robert F. Peacock (2)             3,050,000                10.7%

Muftah Benomran (2)               5,061,078                17.8%

Mohammed K. Al-Sada (2)           2,711,292                 9.5%

Mahmoud Gebril El-Warfally (2)    1,936,637                 6.8%

All officers and Directors
As a Group of 5 Persons           7,055,644                24.9%


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



Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.


Exhibit                                      Page
Numbers             Description             Number
-------            -------------      ------------

99.1  Sarbanes-Oxley certification           60

99.2  Sarbanes-Oxley certification           62


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


Item 14.      Principal Accountant Fees and Services
-------       ---------------------------------------

Audit Fees:
-----------

The registrant was billed by its independent registered public accounting firm $12,000 in 2004 and $17,000 in 2005 for all auditing and review services performed by him for the registrant in connection with registrant's regulatory filings during such fiscal years.

Audit Related Fees:
-------------------

None

Tax Fees:
---------

The registrant was billed by its independent registered public accounting firm $3,000 in 2004 and $3,000 in 2005 for all tax accounting work performed by him associated with the registrant's tax return filings for such fiscal years.

All Other Fees:
---------------
None

On behalf of the audit committee, Mr. Salvatore Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements.




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


Dated: April 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.


Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief        April 27,2006
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


Date: April 27, 2006



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

April 27, 2006


The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alfa International
Holdings Corp.

I have audited the accompanying consolidated balance sheets of Alfa International Holdings Corp. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa International Holdings Corp. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2005               2004
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 41,566                -
  Accounts receivable                                2,630             13,449
  Inventories                                        1,420             44,682
  Prepaid expenses and other current assets         20,502              5,494
                                                   --------          --------
       Total Current Assets                         66,118             63,625
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    100,398             95,803
  General plant                                     17,799             17,799
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
                                                   135,014            130,419
  Less: Accumulated depreciation and amortization (107,337)           (90,517)
                                                   --------          --------
                                                    27,677             39,902
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,514             12,524
                                                   --------          --------

TOTAL ASSETS:                                    $ 107,309          $ 116,051

                                                   ========           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $   387,245         $  76,202
  Customer Deposits                                  28,168                -
  Accrued officer payroll                           174,923            53,180
  Due to affiliate                                       -             52,596
  Accrued expenses and other current liabilities     66,546            43,749
  Dividends payable                                  42,983                14
                                                   --------          --------
        Total Current Liabilities                   699,865           225,741
                                                   --------          --------

LONG-TERM LIABILITIES:

  Convertible Debenture, net of Discounts           18,341                -
  Accrued Interest payable on
    Convertible Debenture                            1,575                -
                                                   --------          --------
                                                    19,916                -
                                                   --------          --------

TOTAL LIABILITIES:                              $   719,781         $ 225,741
                                                  =========          ========
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 1,000,000 shares,
  Undesignated preferred stock:
  Authorized - 850,000 shares:
   Issued and outstanding: - none                         -                 -
  Series B preferred stock:
  Authorized - 150,000 shares:
   Issued and outstanding:
    107,100 shares in 2005 and
    107,400 shares in 2004                             107               107
  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares in
  2005 and 15,000,000 shares in 2004
   Issued and outstanding:
    28,389,587 shares in 2005
    11,305,552 shares in 2004                        28,390            11,306
Capital in excess of par value                   13,977,789         8,551,751
Retained earnings (deficit)                     (14,168,758)       (8,672,854)
                                                -----------        -----------
     Total Stockholders' Equity (Deficit)          (612,472)         (109,690)
                                                -----------        -----------
                                                 $  107,309        $  116,051
                                                ===========        ===========

See accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      -----------------------
                                                       2005             2004
                                                      ----------- -----------
REVENUES:
  Net sales                                       $   271,331        $  70,775

COSTS AND EXPENSES:
  Cost of sales                                       236,997          164,181
  Selling, general and administrative                 848,714          927,255
  Impairment of Goodwill                            5,079,919              -
                                                   ----------      -----------
  Total Costs and Expenses                          6,165,630        1,091,436
                                                   ----------      -----------
OPERATING LOSS                                     (5,894,299)      (1,020,661)

  Interest income                                         182               37
  Interest expense                                     (6,545)              -
                                                   ----------      -----------
NET LOSS                                           (5,900,662)      (1,020,624)

PREFERRED STOCK DIVIDENDS                              45,242          207,838
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(5,945,904)     $(1,228,462)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.38)     $      (.11)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      15,476,713       11,027,728
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

                                            F-3

                     ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------

BALANCES, DECEMBER 31, 2003     10,947,728 $ 10,948  95,375 $95   $8,020,989 (7,444,392)

Issuance of common stock for
     consulting services           150,000      150                   10,350

Issuance of preferred stock for
     cash, less related costs
     of $168,192                                     12,025   12     312,796

Issuance of preferred stock
     dividends in common stock     207,824      208                   207,616

Preferred stock dividends                                                       (207,838)

Net loss                                                                      (1,020,624)
                                ----------   ------ -------  ---    --------- -----------
BALANCES, DECEMBER 31, 2004     11,305,552  $11,306 107,400 $107   $8,551,751 (8,672,854)
                                ==========   ====== =======  ===    ========= ===========


Issuance of common stock for
     consulting services          150,000      150                    21,600

Issuance of common stock for
     cash net of expenses         577,725      578                   303,137

Issuance of preferred stock for
     cash, net of expenses                           1,450    1       28,999

Conversion of preferred stock
     for common stock              70,000       70  (1,750)  (1)         (69)

Issuance of preferred stock
     dividends in common stock      2,032        2                     1,743

Issuance of common stock to
     the JOL shareholders      16,284,278   16,284                 4,868,999


Beneficial conversion feature
 of convertible Debenture                                            132,208


Value of warrant attached to
 convertible Debenture                                                69,421

Preferred stock dividends                                                        (45,242)

Net loss                                                                      (5,900,662)
                               ---------   -------  ------ ----   ---------   ----------
BALANCES, DECEMBER 31, 2005    28,389,587  $28,390 107,100 $107 $13,977,789 $(14,618,758)

See accompanying notes to consolidated financial statements.

                                           F-4

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2005          2004
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(5,900,662) $(1,020,624)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               20,204       14,537
    Impairment of Goodwill                                   5,079,919           -
    Inventory reserve                                               -        17,158
    Issuance of common stock for Consulting services            21,750       10,500
  Changes in operating assets and liabilities:
    Accounts receivable                                         10,819      (12,237)
    Inventories                                                 43,262       21,389
    Prepaid expenses and other current assets                  (15,008)       7,342
    Other assets                                                  (990)       9,640
    Accounts payable                                            66,878       53,235
    Customer Deposits                                           28,168           -
    Accrued expenses and other current liabilities              70,544      (69,225)
    Accrued officer payroll                                    121,743       23,466
    Accrued interest payable on convertible debenture            1,575           -
                                                            ----------    ----------
  Net cash flows used by operating activities                 (451,798)    (944,819)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                         (1,755)     (12,429)
  Repayment of advances to Affiliate                                -       397,179
                                                             ---------- -----------
         Net cash flows used by investing activities            (1,755)     384,750
                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from affiliate                                         (52,596)      52,596
  Loans from officer                                               -          3,000
  Proceeds from issuance of common stock                       303,715           -
  Proceeds from issuance of preferred stock                     29,000      312,808
  Proceeds from issuance of debenture                          215,000           -
                                                            ----------   ----------
         Net cash flows from financing activities              495,119      368,404
                                                            ----------   ----------

NET CHANGE IN CASH                                              41,566     (191,665)

CASH BEGINNING OF YEAR                                               -      191,665
                                                            -----------   ----------
CASH END OF YEAR                                           $    41,566  $       -
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)                             $        -    $        -
                                                            ===========   ==========
  Interest paid                                             $       -   $        -
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividend                               $  (45,242)  $  (207,838)
                                                            ===========   ==========
     Issuance of preferred stock dividends
       in common stock                                      $    1,745    $ 207,824
                                                            ===========   ==========

     Acquisition of JOL through issuance of
       Common stock and warrants:
           Fair value of assets acquired                   $    49,146
           Intangible assets acquired                        5,079,919
           Fair value of liabilities assumed                  (243,782)
                                                            ===========
           Total Purchase Price                            $ 4,885,283
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

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses, dividends payable, convertible debenture and accrued interest on convertible debenture. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

     Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

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

                                      Year Ended December 31,
                                       2005          2004
                                     ----------    ----------
Loss applicable to
 common stockholders,
 as reported                      $(5,945,904)    $(1,228,462)

Deduct:
Total stock-based Employee
Compensation determined under
fair value method for stock
options, net of tax                 ( 28,398)     (  20,400)

Pro forma loss applicable to
  common stockholders             $(5,974,302)   $(1,248,862)

Basic loss per share, as reported     $(.38)        $(.11)

Basic loss per share, pro forma       $(.39)        $(.11)

Diluted loss per share, as reported   $(.38)        $(.11)

Diluted loss per share, pro forma     $(.39)        $(.11)

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

NOTE 3 - JOURNEY OF LIGHT, INC.:

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock and 984,235 warrants exercisable into Alfa Common Stock at prices ranging from $1.00 to $8.00 per share to the shareholders and warrantholders of JOL in exchange for all of the outstanding capital stock of JOL.Prior to the acquisition, Alfa had outstanding 12,053,565 shares of Common Stock, 108,350 shares of preferred stock convertible into 4,334,000 shares of Common Stock, stock options exercisable into 1,265,000 shares of Commmon Stock at prices ranging from $0.10 to $1.00 per share, and warrants exercisable into 4,870,500 shares of Common Stock at prices ranging from $0.14 to $0.75 per share - a total of 22,523,065 shares of Common Stock and Common Stock equivalents. Alfa's board of directors and senior management did not change as a result of the acquisition of JOL and the terms of the acquisition reflected the existence of the Common Stock equivalents associated with Alfa's preferred stock. Accordingly, Alfa has been considered the acquirer for accounting purposes.

The identifiable net assets of JOL at the date of acquisition were:

Cash                                             $   145
Due from Alfa International Holdings Corp.        47,747
Equipment - net                                    1,254
                                                  ------
Total Assets                                      49,146


Liabilities                                      (243,782)
                                                  -------

Negative identifiable net assets                $(194,636)
                                                  =======

As the Company believed that the estimated fair value of JOL's goodwill was $0 at October 11, 2005, goodwill of $5,079,919 (excess of $4,885,283 estimated value of 16,284,278 shares of Alfa Common Stock issued to the JOL shareholders on October 11, 2005 over the negative $194,636 value of JOL's identifiable net assets other than goodwill) was written off as an impairment loss on the date of acquisition.

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition had occurred at December 31, 2003. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2003, nor is it intended to project results of operations for any future period.

Pro Forma                           Year Ended December 31,
---------                           ----------------------
                                    2005              2004
                                    ----              ----

Net Sales                          $   271,331      $    70,775

Net Loss                           $  (984,332)     $(2,070,895)

Diluted Loss per share             $ (0.03)         $ (0.08)

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

NOTE 5 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2005 and 2004 was $60,702, and $54,473, respectively. Contact also rents warehouse space in Jersey City, New Jersey under a one-year lease entered into in July 2005. Rent expense for the warehouse space for 2005 and 2004 was $13,000 and $12,300, respectively.

The minimum annual lease payments are as follows:

2006                                 $  58,300
2007                                 $  51,800
2008                                 $  51,800
2009 and beyond                      $ 240,700

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

    On September 1, 2001, the Company issued a total of 1,000,000 non-qualified stock options to three individuals in connection with their employment agreements (two of which employment agreements have been terminated). The options are exercisable at a price of $0.25 per share and expire on August 31, 2011. As of the date hereof 800,000 of such options are vested and the remaining 200,000 of such options are scheduled, in accordance with their terms, to vest on September 1, 2006.

    In 2004 and 2005, the Company issued a total of 90,000 non-qualified stock options to three individuals in connection with their election as independent outside directors. As of the date hereof 70,000 of such options are vested and the remaining 20,000 of such options are scheduled, in accordance with their terms, to vest 10,000 on July 1, 2006 and 10,000 on July 1, 2007. 60,000 of such options are exercisable at a price of $0.17 per share and expire in November 2009 and 30,000 of such options are exercisable at a price of $1.00 per share and expire in June 2010.

    In accordance with a Letter Agreement dated January 15, 2005, Alfa granted an option to purchase up to 50,000 shares of Common Stock at $0.10 per share to Contact's Vice-President of Sales. Such option is valid until January 15, 2007 but exercisable only if the individual is employed by or engaged as a consultant to Contact at the time of such exercise.

    In accordance with a contract dated December 16, 2005 with its financial public relations firm, Alfa granted its public relations firm an option to purchase up to 2000,000 shares of Common Stock at $0.82 per share. 50,000 of such options vest on March 15, 2006; 50,000 of such options vest on June 15, 2006; 50,000 of such options vest on September 15, 2006, and 50,000 of such options vest on December 15, 2006.

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

A summary of stock option and warrant activity is as follows:


Stock Options
-------------
                                            Year Ended December 31,
                                 ----------------------------------------
                                            2005                 2004
                                 -------------------       -----------------
                                            Exercise             Exercise
                                 Shares      Price         Shares    Price
                                 ------     --------       ------   --------
Outstanding at January 1,
                                 1,000,000   $0.25        1,000,000   $0.25
                                   125,000   $0.10          125,000   $0.10
                                    60,000   $0.17

Options Granted                     50,000    0.10           60,000   0.17
                                    30,000    1.00
                                   200,000    0.82

Exercised                                -       -                -      -

Forfeited/Expired                      -                          -
                                 ---------                ---------
Outstanding at December 31,      1,465,000                1,185,000
                               =========                  =========

Exercisable at December 31,        800,000   $0.25          600,000   0.25
                                   175,000   $0.10          125,000  $0.10
                                    40,000   $0.17           20,000  $0.17
                                    10,000   $1.00                -
                                 =========                  =======
                                 1,025,000                  745,000
Warrants
--------
Outstanding at January 1,
                                 4,296,000   $0.75        3,815,000   $0.75
                                   750,000   $0.14                -
                                    20,000   $0.20                -

Warrants Issued                     58,000   $0.75          481,000   $0.75
                                         -                  750,000   $0.14
                                         -                   20,000   $0.20
                                   922,000   $8.00                -
                                    62,235   $1.00                -
                                   257,732   $0.97                -

Exercised                          253,500   $0.60(A)             -

Expired                                  -       -                -       -
                                 ---------   -----       ----------   -----
Totals:                          4,100,500   $0.75        4,296,000   $0.75
                                   750,000   $0.14          750,000   $0.14
                                    20,000   $0.20           20,000   $0.20
                                   922,000   $8.00
                                    62,235   $1.00
                                   257,732   $0.97
Outstanding and
 exercisable at                   ---------              ---------
December 31,                      6,112,467              5,066,000
                                  =========              =========

(A) Reduced exercise price

                              F-15

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

At December 31, 2005, the Convertible Debenture consists of:

Convertible Debenture - Face amount                  $ 250,000

Debt Discount - beneficial conversion feature
net of accumulated amortization of $2,777             (129,431)

Debt Discount - value attributable to warrant
Issued, net of accumulated amortization of $1,458      (67,963)

Debt Discount - placement costs and fees paid to
lender and affiliate, net of accumulated
amortization of  $ 735                                 (34,265)
                                                      ---------

Convertible Debenture, net of discounts               $  18,341
                                                      =========

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debenture. Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $132,208 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debenture. The discount is amortized over the convertible Debenture's maturity period (three years) as interest expense.

In connection with the issuance of the Debenture, Alfa issued a warrant granting the holder the right to acquire 257,732 shares of Alfa's Common Stock at an exercise price of $.97 per share, subject to certain adjustments.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), Alfa recognized the value attributable to the warrant in the amount of $69,421 to capital in excess of par value and a discount against the Debenture. Alfa valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.42%, a dividend yield of 0% and volatility of 176%. The debt discount attributed to the value of the warrant issued is amortized over the convertible Debenture's maturity period (three years) as interest expense.

NOTE 8  - INCOME TAXES:


     Deferred tax assets are comprised of the following:

                                               December 31
                                          ----------------------
                                            2005        2004
                                          ----------  ----------
Federal net operating loss
  carryforwards                          $3,570,000  $2,890,000
State net operating loss
  carryforwards, net of
  federal tax benefit                        630,000     510,000
                                          ----------  ----------
                                           4,200,000   3,400,000
Less: Valuation allowance                  4,200,000   3,400,000
                                         ----------- -----------
Total                                    $    -       $     -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2005 and 2004.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2005.

     At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $10,500,000, expiring in various amounts from fiscal year 2006 to fiscal year 2025. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carryforwards.


NOTE 9  - SEGMENT INFORMATION:

Alfa is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc.
("JOL") in October 2005, the Company reports results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.2 billion tourism related project.

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

Summarized financial information by business segment for the fiscal year ended December 31, 2005 is as follows:

                                           2005
================================================

Revenue:
  Real Estate Development              $       0
  Apparel                                271,331
                                         -------
Total                                  $ 271,331
================================================

Operating Expenses:
  Real Estate Development            $   299,514
  Apparel                                424,493
  Corporate                            5,441,623
                                       ---------
Total                                $ 6,165,630
================================================

Operating Loss:
  Real Estate Development            $  (299,514)
  Apparel                               (153,162)
  Corporate                           (5,441,623)
                                       ---------
Total                                $(5,894,299)
                                       ---------

Identifiable Assets:
  Real Estate Development              $  11,916
  Apparel                                 59,622
  Corporate                               35,771
                                         -------
Total                                  $ 107,309
================================================

Capital Expenditures:
  Real Estate Development               $   -0-
  Apparel                                   -0-
  Corporate                                1,755
                                         -------
Total                                   $  1,755
================================================

Depreciation and Amortization:
  Real Estate Development               $    234
  Apparel                                    -0-
  Corporate                               15,000
                                         -------
Total                                   $ 15,234
================================================

Geographic Information - net revenue:
  United States                        $ 271,331
Qatar                                        -0-
Oman                                         -0-
                                         -------
                                       $ 271,331
================================================

Operating loss is total revenue less operating expenses, which include: cost of sales, selling, general and administrative expenses, and other corporate expenses. Operating expenses include a non-recurring charge in 2005 of $5,079,919 to recognize the immediate impairment of the goodwill associated with the acquisition of JOL in 2005 and a non-cash interest charge of $4,970 in 2005 associated with the Debenture sold by Alfa in December 2005.

The real estate development segment includes the results for JOL since the date of acquisition in October 2005.

Identifiable assets are year-end assets at their respective net carrying value segregated as to segment and use.

In 2005, one customer of the apparel segment accounted for 79% of total revenues and another customer accounted for 11% of total revenues. In 2004, one customer of the apparel segment accounted for 40% of total revenues and another customer accounted for 19% of total revenues.


NOTE 10  - SUBSEQUENT EVENT:

On January 24, 2006 Alfa sold a second debenture to Cornell in the amount of $250,000.