Form 10QSB
period 2006-03-31
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-05-15
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2006
                                --------------

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

As of May 12, 2006, the registrant had outstanding 29,186,001 shares of Common Stock, par value $.001 per share.

                            (1)

           ALFA INTERNATIONAL HOLDINGS CORP.
                         INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2006 AND DECEMBER 31, 2005

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

       THREE MONTHS ENDED MARCH 31, 2006

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

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























                            (3)

       ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      March 31,       December 31,
                                        2006              2005
        ASSETS                        ---------       -----------
                                     (Unaudited)         Note 1
CURRENT ASSETS:
Cash                                  $     476         $ 41,566
Accounts receivable                          -             2,630
Other Receivables                            -
Inventories                               1,420            1,420
Prepaid expenses and other
  current assets                         27,094           20,502
                                       --------         --------
        Total Current Assets             28,990           66,118
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment           102,002          100,398
  General Plant                          17,800           17,799
  Furniture & Fixtures                   15,951           15,951
  Leasehold Improvements                    866              866
                                       --------         --------
                                        136,619          135,014
  Less:  Accumulated depreciation
    And amortization                   (111,322)        (107,337)
                                       --------         --------
                                         25,297           27,677
                                       --------         --------
OTHER ASSETS:
Other assets                             13,749           13,514
                                       --------         --------

Total Assets                          $  68,036        $ 107,309
                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $ 524,633         $387,245
Customer Deposits                        28,168           28,168
Accrued officer payroll                 198,447          174,923
Accrued expenses and other
  current liabilities                   33,333           66,546
Dividends payable                       11,961           42,983
                                       ---------        --------
        Total Current Liabilities       796,542          699,865
                                       ---------        --------

LONG-TERM LIABILITIES:

  Convertible Debenture, net of
    Discounts                            214,970          18,341
  Accrued Interest payable on
    Convertible Debenture                 12,260           1,575
                                       ---------        --------
                                         227,230          19,916
                                       ---------        --------
TOTAL LIABILITIES:                     1,023,772         719,781


COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized - 1,000,000 shares
  Undesignated preferred stock:
  Authorized - 850,000 shares:
    Issued and outstanding - none
  Series B preferred stock:
  Authorized-150,000 shares:
    Issued and outstanding 93,812
  and 107,100 shares, respectively          94               107
Common stock - $ .001 par value
 Authorized - 50,000,000 shares
 Issued and outstanding 29,136,001
  and 28,389,587 shares,
  respectively                          29,136            28,390


Capital in excess of par value       14,088,265        13,977,789
Retained earnings (deficit)         (15,073,231)      (14,618,758)
                                     ----------        ----------
Total Stockholders' Deficiency      (955,736)        (612,472)
                                  ----------        ---------
  Total Liabilities & Stockholders'
    Equity                           $   68,036        $ 107,309
                                      ---------        ---------

See accompanying notes to consolidated financial statements.




                            (4)

               ALFA INTERNATIONAL 	HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               ---------------------------------------------------
                                     (UNAUDITED)
                                        THREE MONTHS ENDED
                                            March 31,
                                      ----------------------
                                          2006          2005
                                          ----          ----
REVENUES:
Net sales                             $     -       $    2,637
                                       ---------     ----------
                                            -            2,637
                                       ---------     ----------
COSTS AND EXPENSES:
Cost of sales                                -          22,429
Selling, general and administrative      407,453       106,086
                                       ---------     ---------
Total costs and expenses                 407,453       128,515
                                       ---------     ---------
Operating loss                          (407,453)     (125,878)
Interest Income                               33            31
Interest Expense                         (35,092)            0
                                       ---------     ----------

NET LOSS                              $ (442,512)   $ (125,847)

PREFERRED STOCK DIVIDENDS             $   11,961    $   54,500
                                      ----------    -----------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                   $ (454,473)   $ (180,347)
                                       ---------    ----------

BASIC & DILUTED LOSS PER
  COMMON SHARE                       $    (.02)   $    (.02)
                                        -------       -------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   29,011,599    11,305,552

See accompanying notes to consolidated financial statements.

                            (5)

                  ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock          Preferred Stock
                  ----------------        -----------------  Capital in    Retained
                              Par                   Par      Excess of     Earnings
                  Shares      Value       Shares   Value     Par Value     (Deficit)
                  ------      ------      ------   -----     ---------    ---------
Balances At
December 31,
2005               28,389,587  $  28,390  107,100  $  107    $13,977,789    $(14,618,758)

Conversion of
 preferred stock
 for common stock     531,500        531  (13,288) $  (13)   $      (518)            -

Issuance of
preferred stock
 dividends in
 common stock         214,914        215     -         -          42,768             -

Stock option expense      -          -       -         -          15,448             -

Beneficial conversion
  feature of
  Convertible Debenture   -          -       -         -          52,778             -

Preferred stock
  dividends                -          -        -       -             -           (11,961)

Net loss                   -          -        -       -             -          (442,512)
                   ----------    -------- ------- -------    -----------     -----------

Balances At
March 31, 2006     29,136,001  $  29,136   93,812  $   94    $14,088,265    $(15,073,231)
                   ----------  ---------  -------  ------    -----------     -----------

See accompanying notes to consolidated financial statements.

                                             (6)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------------------
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                       2006          2005
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $ (442,512)   $ (125,847)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                       28,392         3,750
  Stock based compensation expense related
     to stock options                                 15,448            -
  Inventory reserve                                      -           33,575
  Changes in operating assets and liabilities:
     Accounts receivable                               2,630         13,449
     Inventories                                         -          (11,366)
     Prepaid expenses and other current assets        (6,592)       (12,179)
     Other assets                                       (235)           -
     Accounts payable                                137,388         19,303
     Accrued expenses and other current liabilities  (33,213)        40,673
     Accrued officer payroll                          23,524            -
     Accured interest payable on convertible
       debenture                                      10,685            -
                                                    ---------      ---------
  Net cash flows from operating activities          (264,485)       (38,642)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment              (1,605)           -
                                                      ---------     ---------
  Net cash flows from investing activities            (1,605)           -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Loans from affiliate                                   -           8,642
  Loans from officer                                     -           1,000
  Proceeds from issuance of preferred stock              -          29,000
  Proceeds from issuance of debenture                225,000           -
                                                     --------     --------
  Net cash flows from financing activities           225,000        38,642

NET CHANGE IN CASH AND EQUIVALENTS                   (41,090)          -
                                                     --------     --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             41,566           -
                                                     --------     --------

CASH AND EQUIVALENTS, END OF PERIOD                  $   476     $     -
                                                     --------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid                                    $   -       $     -
                                                     ---------   ---------
Interest paid                                        $   -       $     -
                                                     ---------   ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividend                            $ 11,961      $ 54,500
                                                    ---------      --------

Issuance of preferred stock dividends
  In common stock                                   $ 42,983      $    -
                                                    ---------     ---------



See accompanying notes to consolidated financial statements.

                                             (7)

       ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Alfa International Holdings Corp. ("Alfa" or the "Company")at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB/A for the Company's fiscal year ended December 31, 2005 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report the Company has three wholly-owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

Principles of Consolidation - The consolidated financial statements include the accounts of Alfa and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports"), Ty-Breakers Corp. ("Ty-Breakers") and Journey of Light, Inc. ("JOL"), collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

                            (8)

NOTE 2 - STOCK-BASED COMPENSATION


On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.

The statement eliminates the ability to account for share-based compensation transactions, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.

We adopted FAS 123 (R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123 (R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123 (R).

For stock-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. FAS 123 (R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. The impact on our results of operations for recording stock-based compensation for the three month period ended March 31, 2006 amounted to $15,448.

The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of FAS 123(R) for the three-month period ended March 31, 2005:







                            (9)

Net loss applicable to common
 stockholders, as reported              $(180,347)
Deduct:
Total stock-based Employee
Compensation Determined under
Fair value method for stock
options, net of tax                         5,600
                                        ---------
Pro forma loss applicable
   To common stockholders               $(185,947)
                                        =========

Basic loss per share, as reported       $   (0.02)
                                        =========

Basic loss per share, pro forma         $   (0.02)
                                        =========

Diluted loss per share, as reported     $   (0.02)
                                        =========

Diluted loss per share, pro forma       $   (0.02)
                                        =========


NOTE 3  - GOING CONCERN AND LIQUIDITY


The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or obtain additional financing.


NOTE 4 - JOURNEY OF LIGHT, INC.


On October 11, 2005 the Company acquired JOL as a wholly owned subsidiary. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock and 984,235 warrants exercisable into Alfa Common Stock at prices ranging from $1.00 to $8.00 per share to the shareholders and warrant holders of JOL in exchange for all of the outstanding capital stock of JOL. Prior to the acquisition, Alfa had outstanding 12,053,565 shares of Common Stock, 108,350 shares of preferred stock convertible into 4,334,000 shares, stock options exercisable into 1,265,000 shares of Common Stock at prices

                            (10)
ranging from $0.10 to $1.00 per share, and warrants exercisable into 4,870,500 shares of Common Stock at prices ranging from $0.14 to $0.75 per share - a total of 22,523,065 shares of Common Stock and Common Stock equivalents. Alfa's board of directors and senior management did not change as a result of the acquisition of JOL and terms of the acquisition reflected the existence of the Common Stock equivalents associated with Alfa's preferred stock. Accordingly, Alfa has been considered the acquirer for accounting purposes.

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred December 31, 2004, proforma net sales, net loss, and diluted loss per share for the three months ended March 31, 2005 would have been $2,637, $(142,072), and $(0.01), respectively.



NOTE 5  - CONVERTIBLE DEBENTURES:



On January 24, 2006, Alfa issued an additional convertible debenture ("Debenture") in the face amount of $250,000 to an investor in exchange for $225,000, net of fees. The two Debentures accrue interest at 10% per annum and are payable on or before December 7, 2008 and January 23, 2009 respectively. The holder has the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Alfa's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Alfa's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments.





                            (11)

                               March 31, 2006   December 31, 2005
                               --------------   -----------------

Convertible Debentures
  consist of:

Convertible Debentures -
  Face amount                    $ 500,000           $ 250,000

Debt Discounts - beneficial
  conversion feature, net of
  accumulated   amortization
  of $16,975 and $2,777,
  respectively                    (168,011)           (129,431)

Debt Discounts - value
  attributable to warrant issued,
  net of accumulated amortization
  of $7,243 and $1,458,
  respectively                     (62,178)            (67,963)

Debt Discounts - placement costs
  and fees paid to lender and
  affiliate of lender, net of
  accumulated   amortization of
  $5,159 and $735,   respectively                     (54,841)
         (34,265)
                                 ---------            --------

Convertible Debentures,
  net of discounts               $ 214,970            $ 18,341
                                 =========            ========

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debentures. Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $184,986 ($132,208 on the first Debenture and $52,778 on the second Debenture) of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debenture. The discount is amortized over the convertible Debenture's maturity period (three years) as interest expense.

In connection with the issuance of the first Debenture on December 8, 2005, Alfa issued a warrant granting the holder the right to acquire 257,732 shares of Alfa's Common Stock at an exercise price of $.97 per share, subject to certain adjustments.

                            (12)

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


NOTE 6 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Alfa has designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock is $40 per share and dividends accrue at 5.0% per annum. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends shall, at the Company's option, be paid in cash or in shares of Common Stock valued at $1.00 per share. The expiration date for 4,010,000 common stock purchase warrants held by the holders of Series B Preferred Stock is September 30, 2006 and for 90,500 stock purchase warrants the expiration date is through April 3, 2007.

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of these periods.









                            (13)

NOTE 7 - STOCK OPTIONS AND WARRANTS


The following is a summary of stock option and warrant activity for the three months ended
March 31, 2006:

                                     Stock Options      Warrants
                                     -------------      --------




Outstanding at January 1, 2006         1,465,000       6,112,467
Granted and Issued                           -               -
Exercised                                    -               -
Forfeited/expired/cancelled                  -          (510,000)
                                       ----------       ---------


Outstanding at March 31, 2006          1,465,000       5,602,467
                                      ----------       ---------

Exercisable at March 31, 2006          1,095,000       5,602,467

                                     ----------       ---------






                            (14)


Stock options outstanding at March 31, 2006 (all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date

  1997           125,000            125,000           $ .10           November 5, 2007
  2001         1,000,000            800,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            50,000             50,000           $ .10           January 30, 2007
  2005            30,000             10,000           $1.00           June 30, 2010
  2005           200,000             50,000           $ .82           December 14, 2010
                --------           ---------
 Totals         1,465,000          1,095,000
                =========          =========


The 200,000 unvested options relating to the 2001 grant are scheduled to vest on September 1, 2006. The 20,000 unvested options relating to the 2005 grant are scheduled to vest
10,000 on July 1, 2006 and 10,000 on July 1, 2007. The 150,000
unvested options relating to another 2005 grant are scheduled to vest 50,000 on June 15, 2006, 50,000 on September 15, 2006, and
50,000 on December 15, 2006. As of March 31, 2006, there was $49,867 of total unrecognized compensation cost related to unexpensed stock options. That cost is expected to be recognized $41,343 in the remainder of year ended December 31, 2005, $6,469 in 2006, and $2,055 in 2007.



                            (15)



Warrants outstanding at March 31, 2006 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date

 2002-2005  4,100,500       4,100,500      $ .75     September 30, 2006 & beyond
   2002       500,000         500,000        .14     April 29, 2006
   2004       250,000         250,000        .14     May 31, 2006
   2005        20,000          20,000        .20     December 19, 2007
   2005        62,235          62,235       1.00     June 8, 2007
   2005       412,000         412,000       8.00     April 6, 2006 to December 2, 2006
  2005        257,732         257,732        .97     December 7, 2010
             ---------         ---------

 Totals     5,602,467       5,602,467
            =========       =========





                            (16)

NOTE 8 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a one-year lease entered into in July 2005. Rent expense for the three months ended March 31, 2006 was $17,537.

At March 31, 2006, the minimum future lease payments are as follows:

2006                                 $  42,100
2007                                 $  51,800
2008                                 $  51,800
2009 and beyond                      $ 240,700

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


Factoring Agreement

In March 2004 Contact entered into a one-year agreement (the "Factoring Agreement") with a company ("Factor") specializing in factoring accounts receivable. The Factoring Agreement encompasses both USA sales and any foreign sales made by Contact that Contact, in its sole discretion, chooses to assign to the Factor. The Factoring Agreement allows Contact to be assured of payment by the Factor of any accounts receivable assigned to the Factor, irrespective of whether or not Contact's customer actually pays such account receivable to Contact. Contact has agreed under the Factoring Agreement to pay the Factor an amount equal to 1.5% of any account receivable Contact assigns to it

                            (17)
with the stipulation that the minimum monthly amount of such payments will be at least $1,125. Any of Contact's accounts receivable assigned to the Factor are maintained on Contact's records as an account receivable until payment is received from the Factor for such account receivable. All fees paid to the Factor are expensed as incurred. The Factoring Agreement is deemed renewed from year to year following the initial term unless terminated with notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis, but with no minimum guaranteed payments required to be made by Contact. The Factoring Agreement, as so modified, currently remains in effect.


Financial Advisory Services Agreement

In February 2006, JOL entered into an agreement with AmeriCapital Renaissance Group, LLC ("AmeriCapital"). The preliminary agreement, subject to finalization, provides that AmeriCapital will act as JOL's exclusive financial advisor for a monthly service fee of $12,000 through January 2008. The preliminary agreement also provides for certain transaction fees to be paid to AmeriCapital in the event of certain sales or financing events relating to JOL's proposed Omagine project. Mr. Frank J. Drohan, president and director of Alfa, is a minority shareholder and an officer and director of AmeriCapital.


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

The apparel business of the Company is conducted primarily through its wholly owned subsidiary - Contact Sports, Inc.
("Contact") and to a lesser extent through another of its wholly

                            (18)
owned subsidiaries - Ty-Breakers Corp. ("Ty-Breakers"). Contact designs and markets athletic and lifestyle apparel products under the "Contact Sports" label and markets "private-label" products under the Ty-Breakers and other labels. All manufacturing of Contact's apparel products is performed for Contact by non-affiliated third party contractors.

Summarized financial information by business segment for the three months ended March 31, 2006 is as follows:

================================================

Revenue:
  Real Estate Development              $     -
  Apparel                                    -
                                         -------
Total                                  $     -
================================================

Operating Expenses:
  Real Estate Development            $   248,427
  Apparel                                 57,727
  Corporate                              101,299
                                       ---------
Total                                $   407,453
================================================

Operating Loss:
  Real Estate Development            $  (248,427)
  Apparel                                (57,727)
  Corporate                             (101,299)
                                       ---------
Total                                $  (407,453)
                                       ---------

Identifiable Assets:
  Real Estate Development              $  21,561
  Apparel                                 17,237
  Corporate                               29,238
                                         -------
Total                                  $  68,036
================================================

Capital Expenditures:
  Real Estate Development               $  1,605
  Apparel                                    -
  Corporate                                  -
                                         -------

                            (19)

Total                                   $  1,605
================================================

Depreciation and Amortization:
  Real Estate Development               $    234
  Apparel                                    -0-
  Corporate                               28,158
                                         -------
Total                                   $ 28,392
================================================


Operating loss is total revenue less operating expenses, which include cost of sales, selling, general and administrative expenses, and other corporate expenses.

NOTE 10 - SUBSEQUENT EVENT:

On May 1, 2006, JOL received $1,000,000 from the State of Qatar in settlement of a dispute relating to an April 2003 agreement to develop a project in Doha, Qatar.































                            (20)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact"), Ty-
Breakers Corp.("Ty-Breakers") and Journey of Light, Inc. ("JOL").


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


Contact Sports
--------------

Contact is in the business of designing, manufacturing and marketing a distinctive line of fashion forward athletic and lifestyle apparel (the "branded business"). Several collections of basketball athletic shorts, jerseys and fashion-right quality T-Shirts, jackets and an assortment of sweat suits and outerwear along with caps and accessories have been designed and manufactured. The entire line is moderately priced with high-perceived value for distribution to national chains, department stores and specialty retailers. The design philosophy of the branded business is a fashionable, edgy look, and the fabrics are

                            (21)
high-quality goods, including cottons, micro fiber, velour and several custom fabrics, including moisture management performance fabrics. A gym-to-street theme runs throughout the branded business product line.
Contact has also developed several product lines for sale to mid-tier mass-market retailers (the "private-label business"). No Contact Sports labels are used on products that are manufactured and sold in the private-label business. The private-label business consists primarily of outerwear products sold under the Ty-Breakers label (which is owned by Alfa). Contact is, and intends to continue, to utilize its established overseas manufacturing resources to create less expensive products and sell them under the Ty-Breakers label, and in select cases under retailers' own brand labels, to retail stores where such private-label sales represent a substantial percentage of all products sold. Contact created its private-label business in a manner that does not interfere with or damage the Contact brand name. To date Contact has received several such private-label orders and all such private-label products sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained. Contact's backlog of unfilled orders for private-label products as the date of this Report is $180,000.

Management is concentrating its efforts on the continued development and expansion of Contact's private-label business and, to the extent that financial resources are available, on its branded business and Contact Sports brand awareness. Over the past several years, management has underestimated the difficulty and expense involved in launching a new brand such as Contact. Past efforts to gain market recognition and acceptance for the Contact brand have been hindered by a lack of the necessary financial resources required to continue the advertising and public relations efforts essential to such an effort. Management now intends to focus more of Contact's efforts on its private-label business in the expectation that this business will generate the profits necessary to finance the continuation of Contact's branding efforts via the advertising and public relations efforts mentioned above. No assurance can be given at this time that management's current strategy will be effective or successful.

Alfa presently concentrates the majority of its efforts in two principal areas: (1) the development and expansion of JOL's business and (2) the development of Contact's private-label business.

JOURNEY OF LIGHT, INC.
---------------------

On October 11, 2005, Alfa completed the acquisition of JOL as a

                            (22)
wholly owned subsidiary. Prior to its acquisition by Alfa, JOL was a privately-held company engaged primarily in the business of real estate development in the country of Oman, which business continues to date.

On August 1, 2005, the Ministry of Tourism (the "MOT")of the Government of Oman (the "Government") and JOL signed a memorandum of understanding ("MOU") memorializing the legal and commercial aspects of a proposed real-estate project (the "Omagine Project" or "Omagine") to be developed in Oman by a company to be formed by JOL and the MOT (the "Project Company").

As part of its March 1, 2006 presentation to the Government, JOL prepared an initial master plan and feasibility study for Omagine. JOL engaged the services of Michael Baker Jr., Inc. ("Baker") as its Program Manager to assist and lead this process. Baker (www.mbakercorp.com), which is headquartered in Pittsburgh, PA, with offices throughout the U.S and abroad is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of Omagine.

The March 1, 2006 presentation was favorably received and JOL management promptly thereafter began discussions with Government officials the objective of which is to arrive at the terms and conditions of (i) a "Shareholder Agreement" between JOL and The Oman Tourism Development Company S.A.O.C., a corporation owned by the MOT, ("OTDC") which would govern the Project Company,and (ii) a "Development Agreement" between the Project Company and the Government. Such discussions and negotiations (the "Discussions") are ongoing in Oman as of the date of this Report and have not yet been concluded.

As presently contemplated, the Development Agreement will govern the design, development and construction of Omagine which will be owned and operated by the Project Company and the Shareholder Agreement will, among other things, define the relationship between OTDC and JOL.

As of the date hereof, it is contemplated that, JOL will be the majority shareholder of the Project Company and OTDC will be a minority shareholder of the Project Company. As of the date hereof, such Discussions: (i) are ongoing, fluid and non-binding and no assurance whatsoever can be given at this time as to their eventual outcome, if any, (ii) may alter or change some of the elements of the Omagine Project as presented to the Government by JOL and, (iii) may alter or change some of the terms and conditions of the MOU, and (iv) generally contemplate the following:

                            (23)

Omagine is planned to be developed on 1 million square meters (equal to approximately 245 acres) of contiguous beachfront property facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International Airport. The value of the Omagine Site is expected to be determined by a qualified independent real-estate appraisal. The Omagine Site is presently owned by the Government and title to the Omagine Site is planned to be transferred free and clear to the Project Company.

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

JOL expects, based on present assumptions which are subject to modification, that the development costs for Omagine will be approximately $1.3 billion dollars. JOL's website is www.journey-of-light.com.

JOL management is presently in Oman negotiating the aforementioned agreements with OTDC and the MOT and no assurances can presently be given as to the eventual outcome of these ongoing negotiations.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2006 vs.
THREE MONTHS ENDED MARCH 31,2005

Revenue in the first quarter of 2006 was $-0-, a decrease of $2,637 as compared to the same period in the previous year. The decrease was attributable to a lack of sales at Ty-Breakers and Contact. The combined sales order backlog at Contact and Ty-Breakers as of the date hereof is $208,168.

                           (24)

Selling, general and administrative expenses were $407,453 during the first quarter of 2006, compared to $106,086 in the first quarter of 2005. This increase of $301,367 (284%) was primarily attributable to increased operating costs associated with JOL's final presentation of the Omagine project in Oman in March 2006.

The Company experienced an operating loss of $407,453 during the first quarter of 2006 as compared to an operating loss of $125,878 during the same period in the previous fiscal year. This $281,575 (224%) increase in the Company's operating loss is attributable to the above-mentioned increases in operating costs. The Company is experiencing continued losses due to its insufficient level of sales.

The Company will need to substantially increase its revenue in order to attain profitability.

The nature of JOL's present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to JOL's operations. During 2005 management has re-positioned Contact such that it will now focus on its private-label business and sales of private-label products which are less profitable but do not require the large investments in marketing and advertising required by the branded business. Management is hopeful that Contact's private-label business may generate the profits necessary to finance the continuation of Contact's branding, advertising and public relations efforts for its branded business. No assurance can be given at this time that management's current strategy will be effective or successful. Should this strategy not be successful, Contact may discontinue its branded business and product line partially or in its entirety, and concentrate only on its private-label business or, if the private-label business is not viable, Contact may discontinue its business in its entirety.

The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

No significant capital expenditures were incurred during the quarterly period ended March 31, 2006. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

                            (25)

LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $5,900,662, $1,020,624 and $706,801 in its fiscal years 2005, 2004 and 2003, respectively. The Company's net loss for the three months ended March 31, 2006 was $442,512. During the three months ended March 31, 2006, the Company experienced a decrease in cash and equivalents of $41,090.

At March 31, 2006, the Company had a working capital deficit of $767,552, compared to a working capital deficit of $633,747 at December 31, 2005. The $133,805 increased deficit in working capital was primarily attributable to increases in accounts payable. Of the $796,542 of current liabilities at March 31, 2006, $210,408 represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

The $264,485 of funds used by operating activities in the first quarter of fiscal 2006 resulted primarily from the net loss of $442,512, offset partially by a $137,388 increase in accounts payable.

Funds totaling $1,605 were invested in computer equipment during the first quarter of fiscal 2006.

                            (24)

Funds totaling $225,000 were provided by financing activities during the first quarter of fiscal 2006, from net proceeds realized from the sale of a debenture.

On May 1, 2006, JOL received $1,000,000 pursuant to a friendly settlement of a dispute with the State of Qatar.

In the absence of additional funding and substantially increased sales, the business and operations of the Company's Contact
Sports and Ty-Breakers subsidiaries will be significantly affected and these subsidiaries' may not be able to continue operations.

The Company's inability to secure or arrange additional funding to implement JOL's business plan, or JOL's failure to successfully conclude its ongoing negotiations and Discussions regarding the Omagine Project will significantly affect JOL's ability - and possibly the Company's ability - to continue operations.


                            (26)

ITEM 3:  DISCLOSURE CONTROLS AND PROCEDURES



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

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation SB


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3





                            (27)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
March 31, 2006 on Form 10-QSB of Alfa International Holdings
Corp. ("the Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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

                            (28)

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2006

/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer

The originally executed copy of this Certification will be maintained at the Registrant's offices and will be made available for inspection upon request.


CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Holdings Corp. on Form 10-QSB for the period ending March 31, 2006 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alfa International Holdings Corp.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

May 15, 2006

The originally executed copy of this Certification will be
maintained at the Registrant's offices and will be made available for inspection upon request.
                            (28)

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 15, 2006          ALFA INTERNATIONAL HOLDINGS CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (29)