Form 10QSB
period 2006-06-30
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-08-21
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 2006
                               ---------------

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

As of August 17, 2006, the registrant had outstanding 29,840,022 shares of Common Stock, par value $.001 per share.




                            (1)

            ALFA INTERNATIONAL HOLDINGS CORP.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2006 AND DECEMBER 31, 2005

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
       SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
       SIX MONTHS ENDED JUNE 30, 2006

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

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

















                            (3)

       ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                      June 30,       December 31,
                                        2006              2005
        ASSETS                        ---------       -----------
                                     (Unaudited)         Note 1
CURRENT ASSETS:
Cash                                  $  52,772         $ 41,566
Accounts receivable                       1,361            2,630
Inventories                              90,786            1,420
Prepaid expenses and other
  current assets                          9,186           20,502
                                       --------         --------
        Total Current Assets            154,105           66,118
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment           104,292          100,398
  General Plant                          17,799           17,799
  Furniture & Fixtures                   15,951           15,951
  Leasehold Improvements                    866              866
                                       --------         --------
                                        138,908          135,014
  Less:  Accumulated depreciation
    And amortization                   (115,305)        (107,337)
                                       --------         --------
                                         23,603           27,677
                                       --------         --------
OTHER ASSETS:
Other assets                             13,749           13,514
                                       --------         --------

Total Assets                          $ 191,457        $ 107,309
                                       --------         --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $ 213,166         $387,245
Customer Deposits                           -             28,168
Accrued officer payroll                 169,590          174,923
Accrued expenses and other
  current liabilities                    19,876           66,546
Dividends payable                        29,441           42,983
Due to Officers                          17,922              -
                                       ---------        --------
        Total Current Liabilities       449,995          699,865
                                       ---------        --------


LONG-TERM LIABILITIES:

  Convertible Debentures, net of
    Discounts                            241,170          18,341
  Accrued Interest payable on
    Convertible Debentures                24,725           1,575
                                       ---------        --------
                                         265,895          19,916
                                       ---------        --------
TOTAL LIABILITIES:                       715,890         719,781


COMMITMENTS


STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized - 1,000,000 shares
  Undesignated preferred stock:
  Authorized - 850,000 shares:
    Issued and outstanding - none
  Series B preferred stock:
  Authorized-150,000 shares:
    Issued and outstanding 87,312
  and 107,100 shares, respectively           87              107
Common stock - $ .001 par value
 Authorized - 50,000,000 shares
 Issued and outstanding 29,447,249
  and 28,389,587 shares,
  respectively                           29,447           28,390
Capital in excess of par value       14,123,409       13,977,789
Retained earnings (deficit)         (14,677,376)     (14,618,758)
                                     ----------        ----------
Total Stockholders' Deficiency         (524,433)        (612,472)
                                     ----------        ---------
  Total Liabilities & Stockholders'
    Equity                           $  191,457        $ 107,309
                                      ---------        ---------

See accompanying notes to consolidated financial statements.




                            (4)

               ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               ---------------------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2006          2005         2006          2005
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $   29,204       $42,197    $   29,204  $    44,834
Settlement of dispute                  1,000,000           -       1,000,000          -
                                       ---------     ----------    ----------   ----------
                                       1,029,204        42,197     1,029,204       44,834
                                       ---------     ----------    ----------   ----------
COSTS AND EXPENSES:
Cost of sales                             12,004        38,165        12,004       60,594
Selling, general and administrative      565,200       112,713       972,653      218,799
                                       ---------     ---------     ----------   ----------
Total costs and expenses                 577,204       150,878       984,657      279,393
                                       ---------     ---------     ----------   ----------
Operating income (loss)                  452,000      (108,681)       44,547     (234,559)
Interest Income                               -             60            33           91
Interest Expense                         (38,665)           -        (73,757)         -
                                       ---------     ----------    ----------   ----------

NET INCOME (LOSS)                     $  413,335    $ (108,621)   $  (29,177) $  (234,468)

PREFERRED STOCK DIVIDENDS             $   17,480    $   54,000    $   29,441  $   108,500
                                      ----------    -----------    ----------   ----------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                   $  395,855    $ (162,621)   $  (58,618) $  (342,968)
                                        ---------    ----------     ----------  ----------

NET INCOME (LOSS) PER COMMON SHARE:

BASIC                               $     .01    $    (.01)     $ (.00)     $   (.03)
                                        -------       -------     ----------   ----------

DILUTED                             $     .01    $    (.01)     $ (.00)     $   (.03)
                                        -------       -------     ----------   ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC                                  29,183,927    11,629,802   29,097,763   11,467,692
                                       ----------    ----------   ----------   ----------

DILUTED                                32,936,427    11,629,802   29,097,763   11,467,692
                                       ----------    ----------   ----------   ----------


See accompanying notes to consolidated financial statements.







                            (5)

                  ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock           Preferred Stock
                  ----------------         ---------------    Capital in      Retained
                                Par                   Par      Excess of      Earnings
                  Shares        Value      Shares   Value     Par Value       (Deficit)
                  ------      --------     ------   -----     ---------     ---------


Balances At
December 31,
2005             28,389,587  $  28,390    107,100  $  107    $13,977,789     $(14,618,758)

Issuance of
Common stock
for cash             50,000         50                            19,950

Conversion of
 preferred stock
 for common stock   791,500        791    (19,788) $  (20)   $      (771)               -

Issuance of
preferred stock
 dividends in
 common stock       216,162        216          -       -         42,767                -

Stock option expense      -          -          -       -         30,896                -

Beneficial conversion
  feature of Convert-
  ible Debenture          -          -          -       -         52,778                -

Preferred stock
  dividends               -          -          -       -              -          (29,441)

Net loss                  -          -          -       -              -          (29,177)
                 ----------  ---------    -------  ------    -----------      -----------

Balances At
June 30, 2006    29,447,249  $  29,447     87,312  $   87    $14,123,409     $(14,677,376)
                 ----------  ---------    -------  ------    -----------      -----------

See accompanying notes to consolidated financial statements.

                                             (6)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------------------
                                   (UNAUDITED)


                                                         Six Months Ended
                                                            June 30,
                                                        ------------------
                                                       2006          2005
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $  (29,177)   $ (234,468)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                       58,575         7,500
  Stock based compensation expense related
     to stock options                                 30,896           -
  Stock issued for consulting fees                                  21,750
  Changes in operating assets and liabilities:
     Accounts receivable                               1,269         3,748
     Inventories                                     (89,366)      (23,378)
     Prepaid expenses and other current assets        11,316        (7,737)
     Other assets                                       (235)          -
     Customer Deposits                               (28,168)       43,212
     Accounts payable                               (174,079)       (4,809)
     Accrued expenses and other current liabilities  (46,670)       42,797
     Accrued officer payroll                          (5,333)           -
     Accrued interest payable on convertible
       debenture                                      23,150            -
                                                    ---------      ---------
  Net cash flows from operating activities          (247,822)     (151,385)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment              (3,894)         (800)
                                                      ---------     ---------
  Net cash flows from investing activities            (3,894)         (800)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Loans from affiliate                                   -           8,642
  Loan from Officer                                   17,922            -
  Proceeds from issuance of common stock              20,000       254,090
  Proceeds from issuance of preferred stock              -          29,000
  Proceeds from issuance of debenture                225,000           -
                                                     --------     --------
  Net cash flows from financing activities           262,922       291,731

NET CHANGE IN CASH AND EQUIVALENTS                    11,206       139,546
                                                     --------     --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             41,566           -
                                                     --------     --------

CASH AND EQUIVALENTS, END OF PERIOD                  $52,772     $ 139,546
                                                     --------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid                                    $   -       $
                                                     ---------   ---------
Interest paid                                        $   -       $     -
                                                     ---------   ---------

NON-CASH FINANCING ACTIVITIES:

Preferred stock dividends                            $ 29,441     $ 108,500
                                                    ---------      --------

Issuance of preferred stock dividends
  In common stock                                   $            $     -
                                                    ---------     ---------

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

Net Profit (Loss) Per Share - Basic and diluted profit (loss) per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

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

We adopted FAS 123 (R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the second quarter of 2006 reflect the impact of adopting FAS 123 (R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123 (R).

For stock-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. FAS 123 (R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. The impact on our results of operations for recording stock-based compensation for the six month period ended June 30, 2006 amounted to $30,896.

The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of FAS 123(R) for the three and six-month periods ended June 30, 2005 (unaudited):







                            (9)

                                        Three Months       Six Months
                                        Ended June 30     Ended June 30
                                        -------------     -------------
                                            2005              2005
                                        -------------     -------------

Net loss applicable to common
 shareholders, as reported              $(162,672)         $(342,968)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                        5,600             11,200
                                        ----------         ----------
Pro forma loss applicable
 to common stockholders                 $(168,272)         $(354,168)
                                        ==========         ==========

Basic loss per share, as reported       $  (0.01)          $  (0.03)
                                        =========          ==========

Basic loss per share, pro forma         $  (0.01)          $  (0.03)
                                        =========          ==========

Diluted loss per share, as reported     $  (0.01)          $  (0.03)
                                        =========          ==========

Diluted loss per share, pro forma       $  (0.01)          $  (0.03)
                                        =========          ==========

                                      (10)

NOTE 3  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or obtain additional financing.

NOTE 4 - JOURNEY OF LIGHT, INC.

On October 11, 2005 the Company acquired JOL as a wholly owned subsidiary. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock and 984,235 warrants exercisable into Alfa Common Stock at prices ranging from $1.00 to $8.00 per share to the shareholders and warrant holders of JOL in exchange for all of the outstanding capital stock of JOL. Prior to the acquisition, Alfa had outstanding 12,053,565 shares of Common Stock, 108,350 shares of preferred stock convertible into 4,334,000 shares, stock options exercisable into 1,265,000 shares of Common Stock at prices ranging from $0.10 to $1.00 per share, and warrants exercisable into 4,870,500 shares of Common Stock at prices ranging from $0.14 to $0.75 per share - a total of 22,523,065 shares of Common Stock and Common Stock equivalents. Alfa's board of directors and senior management did not change as a result of the acquisition of JOL and terms of the acquisition reflected the existence of the Common Stock equivalents associated with Alfa's preferred stock. Accordingly, Alfa has been considered the acquirer for accounting purposes.

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred December 31, 2004, proforma net sales, net loss, and diluted loss per share for the six months ended June 30, 2005 would have been $44,834, $(264,975), and
$(0.03), respectively.

NOTE 5  - CONVERTIBLE DEBENTURES:

On January 24, 2006, Alfa issued an additional convertible debenture ("Debenture") in the face amount of $250,000 to an investor in exchange for $225,000, net of fees. The two Debentures accrue interest at 10% per annum and are payable on or before December 7, 2008 and January 23, 2009 respectively. The holder has the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Alfa's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Alfa's Common Stock during the fifteen trading

                            (11)
days immediately preceding the conversion date, subject to certain adjustments. On July 13, 2006, the holder of the Debentures converted $100,000 of the Debentures into 392,773 shares of Alfa's Common Stock.

                               June 30, 2006   December 31, 2005
                               --------------   -----------------

Convertible Debentures
  consist of:

Convertible Debentures -
  Face amount                    $ 500,000           $ 250,000

Debt Discounts - beneficial
  conversion feature, net of
  accumulated   amortization
  of $32,390 and $2,777,
  respectively                    (152,596)           (129,431)

Debt Discounts - value
  attributable to warrant issued,
  net of accumulated amortization
  of $13,028 and $1,458,
  respectively                     (56,393)            (67,963)

Debt Discounts - placement costs
  and fees paid to lender and
  affiliate of lender, net of
  accumulated   amortization of
  $10,159 and $735, respectively   (49,841)            (34,265)
                                 ---------            --------

Convertible Debentures,
  net of discounts               $ 241,170            $ 18,341
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

                            (12)

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

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the six months ended 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to the net loss for such period.







                            (13)

NOTE 7 - STOCK OPTIONS AND WARRANTS



The following is a summary of stock option and warrant activity for the six months ended June 30, 2006:

                                     Stock Options      Warrants
                                     -------------      --------




Outstanding at January 1, 2006         1,465,000       6,112,467
Granted and Issued                           -               -
Exercised                                    -               -
Forfeited/expired/cancelled                  -        (1,305,000)
                                      ----------       ---------


Outstanding at June 30, 2006           1,465,000       4,807,467
                                      ----------       ---------

Exercisable at June 30, 2006           1,145,000       4,807,467

                                      ----------       ---------






                           (14)


Stock options outstanding at June 30, 2006 (all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date

  1997           125,000            125,000           $ .10           November 5, 2007
  2001         1,000,000            800,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            50,000             50,000           $ .10           January 30, 2007
  2005            30,000             10,000           $1.00           June 30, 2010
  2005           200,000            100,000           $ .82           December 14, 2010
               ---------          ----------
 Totals        1,465,000          1,145,000
               =========          ==========


The 200,000 unvested options relating to the 2001 grant are scheduled to vest on September 1, 2006. The 20,000 unvested options relating to the 2005 grant are scheduled to vest 10,000 on July 1, 2006 and 10,000 on July 1, 2007. The 100,000 unvested options relating to another 2005 grant are scheduled to vest 50,000 on September 15, 2006 and 50,000 on December 15, 2006. As of June 30, 2006, there was $34,419 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $25,895 in the remainder of year ended December 31, 2006, $6,469 in 2007, and $2,055 in 2008.




                            (15)



Warrants outstanding at June 30, 2006 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date

 2002-2005  4,100,500       4,100,500      $ .75     September 30, 2006 & beyond
   2005        20,000          20,000        .20     December 19, 2007
   2005        62,235          62,235       1.00     June 8, 2007
   2005       367,000         367,000       8.00     July 1, 2006 to February 3, 2007
   2005       257,732         257,732        .97     December 7, 2010
             ---------         ---------

 Totals     4,807,467       4,807,467
            =========       =========










                            (16)

NOTE 8 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a one-year lease entered into in July 2005.

At June 30, 2006, the minimum future lease payments are as follows:

2006                                 $  30,563
2007                                 $  51,800
2008                                 $  51,800
2009 and beyond                      $ 240,700

Employment Agreements

Alfa is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual have been deferred and accrued, effective October 1, 2004.

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

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of a tourism related project with a construction cost of approximately $1.4 billion.

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

Summarized financial information by business segment for the Six months ended June 30, 2006 is as follows:

========================================--========

Revenue:
  Real Estate Development              $ 1,000,000
  Apparel                                   29,203
                                         ---------
Total                                  $ 1,029,203
===================================================

Operating Expenses:
  Real Estate Development            $   496,698
  Apparel                                123,110
  Corporate                              364,849
                                       ---------
Total                                $   984,657
================================================

Operating Loss:
  Real Estate Development            $   446,284
  Apparel                               (109,804)
  Corporate                             (365,657)
                                       ---------
Total                                $   (29,177)
                                       ---------

Identifiable Assets:
  Real Estate Development              $  53,099
  Apparel                                108,550
  Corporate                               29,808
                                         -------
Total                                  $ 191,457
================================================

Capital Expenditures:
  Real Estate Development               $  4,444
  Apparel                                    -
  Corporate                                  -
                                         -------

                            (19)

Total                                   $  4,444
================================================

Depreciation and Amortization:
  Real Estate Development               $    468
  Apparel                                    -0-
  Corporate                               58,107
                                         -------
Total                                   $ 58,575
================================================


Operating loss is total revenue less operating expenses, which include cost of sales, selling, general and administrative expenses, and other corporate expenses.

NOTE 10 - SETTLEMENT OF DISPUTE:

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

The March 1, 2006 presentation was favorably received and JOL management promptly thereafter began discussions and negotiations with Government officials (the "Discussions"), which Discussions have, in the opinion of management, modified the terms of the MOU in a positive fashion. The objective of the Discussions is to arrive at the terms and conditions of a "Development Agreement" between the Project Company and the Government. Such Discussions are ongoing as of the date of this Report and have not yet been concluded.

As presently contemplated, the Development Agreement will govern the design, development and construction of the Omagine Project which will be owned and operated by the Project Company. The Project Company is now contemplated to be 100% owned by JOL and the Government will provide the Omagine Site to the Project Company, but will not be a shareholder of the Project Company. As of the date hereof, JOL has held advanced negotiations with several substantial investors and contractors ("Investors") active in the region with whom management has prior business relationships and JOL is confident that suitable arrangements will be made with one or more of such Investors.

As of the date hereof, it is contemplated that, JOL will be the majority shareholder of the Project Company and one or more Investors will be minority shareholders of the Project Company. As of the date hereof, such Discussions: (i) are ongoing and non-

                            (23)
binding and no assurance whatsoever can be given at this time as to their eventual outcome, if any, (ii) will alter or change some of the elements of the Omagine Project as presented to the Government by JOL and, (iii) will alter or change some of the terms and conditions of the MOU, and (iv) generally contemplate the following:

Omagine is planned to be developed on 1 million square meters (equal to approximately 245 acres) of contiguous beachfront property facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International Airport. The value of the Omagine Site is expected to be determined by a qualified independent real-estate appraisal. The Project Company's ownership and use rights with respect to the Omagine Site is presently planned to be represented by a "Usufruct Agreement" wherein the Project Company will be granted a fifty (50) year lease over the Omagine Site at very reasonable rates. Unlike a standard lease however, a Usufruct Agreement, specifically allows the Project Company to (i) pledge the Omagine Site as collateral in any financing arrangements, and (ii) sell (on a free and clear freehold basis) the land underlying the Lease/Usufruct to third parties. As presently contemplated the lease cost for the first five years (the construction period of the Omagine Project) of the Usufruct will be zero.

Omagine is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter (the "Pearls") and associated exhibition buildings (collectively, the "Landmark"); a five star resort hotel; a four star hotel; a boardwalk; an open air amphitheater and stage; a canal and enclosed harbor area; boat slips; commercial office buildings; shopping and retail establishments; restaurants and open space green areas. Additionally, Omagine, as presently contemplated by the Discussions, includes the construction and sale (on a free-hold basis)by the Project Company of approximately 3,900 residences (and the land underlying such residences)consisting of a combination of villas, town homes and apartments.

JOL expects, based on present assumptions which are subject to modification, that the development costs for Omagine will be approximately $1.4 billion dollars. JOL's website is www.journey-of-light.com and Omagine's website is www.omagine.com

JOL management plans to return to Oman in September 2006 to conclude the Discussions and finalize the Development Agreement but no assurances can presently be given that such results will actually occur or as to the eventual outcome of these ongoing Discussions.

                           (24)

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2006 vs.
THREE MONTHS ENDED JUNE 30,2005

Revenue in the second quarter of 2006 was $1,029,204, an increase of $987,007 as compared to the same period in the previous year. This increase was almost entirely attributable to the settlement on May 1, 2006 of a previously disclosed dispute between JOL and the State of Qatar which was finalized by the State of Qatar paying JOL $1 million. The combined sales order backlog at Contact and Ty-Breakers as of the date hereof is $180,000.

Selling, general and administrative expenses were $565,200 during the second quarter of 2006, compared to $112,713 in the first quarter of 2005. This increase of $452,487 (401%) was primarily attributable to increased operating costs associated with Alfa's costs incurred pursuant to the Debentures and to costs incurred at JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman.

The Company experienced an operating profit of $452,000 during the second quarter of 2006 as compared to an operating loss of $108,681 during the same period in the previous fiscal year. This $560,681 increase in the Company's operating income is entirely attributable to the above-mentioned one-time settlement of the dispute with Qatar and the associated payment to JOL of $1 million. The Company expects to experience losses for at least the next several quarters due to its insufficient level of sales.

The Company will need to substantially increase its revenue in order to attain sustained profitability.

The nature of JOL's present business is such that, other than the abovementioned $1 million settlement, it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to JOL's operations. During 2005 management re-positioned Contact such that it now focuses on its private-label business and sales of private-label products which are less profitable but do not require the large

                            (25)
investments in marketing and advertising required by the branded business. Management is hopeful that Contact's private-label business may generate the profits necessary to finance the continuation of Contact's branding, advertising and public relations efforts for its branded business. No assurance can be given at this time that management's current strategy with respect to Contact will be effective or successful. Should this strategy not be successful, Contact may discontinue its branded business and product line partially or in its entirety, and concentrate only on its private-label business or, if the private-label business is not viable, Contact may discontinue its business in its entirety.

The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

No significant capital expenditures were incurred during the quarterly period ended June 30, 2006. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30,2006 vs.
SIX MONTHS ENDED JUNE 30,2005

Revenue in the first six months of 2006 was $1,029,204, an increase of $984,370 as compared to the same period in the previous year. This increase was almost entirely attributable to the settlement on May 1, 2006 of a previously disclosed dispute between JOL and the State of Qatar which was finalized by the State of Qatar paying JOL $1 million. The combined sales order backlog at Contact and Ty-Breakers as of the date hereof is $180,000. The cost of sales for the first six months of 2006 was $12,004 (41%).

Selling, general and administrative expenses were $984,657 during the first six months of 2006, compared to $218,799 in the first six months of 2005. This increase of $765,858 (350%) was primarily attributable to increased costs associated with Alfa's sale of the Debentures and to costs incurred at JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman during the period including salaries and consulting fees and costs related to JOL's March 2006 presentation in Oman.

The Company's marketing and promotional expenditures were not significant during the period. Depending upon the outcome of the current Discussions and the availability of resources, the


                            (26)

Company may incur significant expenses related to capital expenditures in the future.

The Company attained net income from operations of $44,547 during the first six months of 2006 as compared to a net loss from operations of ($234,559) during the first six months of 2005. This $279,106 increase in the Company's net income from operations was entirely attributable to the above-mentioned $ 1 million settlement with the State of Qatar. After provision for the payment of $29,441 in dividends on its preferred stock and the amortization of $50,607 of costs associated with the Debenture financing, the Company sustained a net loss of $(58,618) for the six month period ended June 30, 2006. The Company expects to experience losses for at least the next several quarters due to an insufficient level of sales.

The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.


LIQUIDITY AND CAPITAL RESOURCES:

With the exception the current quarterly period ended June 30, 2006, the Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $5,900,662, $1,020,624 and $706,801 in its fiscal years 2005,
2004 and 2003, respectively. The Company's net loss for the six months ended June 30, 2006 was $58,618. During the six months ended June 30, 2006, the Company experienced an increase in cash and equivalents of $41,566.

At June 30, 2006, the Company had a working capital deficit of $295,890, compared to a working capital deficit of $633,747 at December 31, 2005. The $337,857 decreased deficit in working capital was primarily attributable to decreases in accounts payable and accrued liabilities net of increases in cash from financing activities (primarily the Debentures). Of the $449,995 of current liabilities at June 30, 2006, $216,953 (48.2%) represent amounts which are either (i) due to officers, or (ii) may be paid in common stock in lieu of cash.

The $247,822 of funds used by operating activities during the six months ended June 30, 2006 resulted primarily from the net loss of $29,177 and decreases in the Company's liabilities and an increase of $89,366 in inventories.

Funds totaling $3,894 were invested in computer equipment during the first six months of fiscal 2006.


                            (27)

Funds totaling $262,922 were provided by financing activities during the first quarter of fiscal 2006, 225,000 from net proceeds realized from the sale of a debenture, $20,000 from the sale of 50,000 shares restricted common stock to an accredited investor, and $17,922 from a loan to the Company by its President.

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








                            (28)

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


















                            (29)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
June 30, 2006 on Form 10-QSB of Alfa International Holdings
Corp. ("the Registrant");

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

                            (30)

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

Date: August 21, 2006

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


                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Holdings Corp. on Form 10-QSB for the period ending June 30, 2006 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

August 21, 2006

The originally executed copy of this Certification will be
maintained at the Registrant's offices and will be made available for inspection upon request.
                            (31)

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: August 21, 2006          ALFA INTERNATIONAL HOLDINGS CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (32)