Form 10QSB/A
period 2006-06-30
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-08-24
CIK 820600

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

Convertible Debentures
  consist of:
                               June 30, 2006   December 31, 2005
                               --------------   -----------------
                                (Unaudited)

Convertible Debentures -
  Face amount                    $ 500,000           $ 250,000

Debt Discounts - beneficial
  conversion feature, net of
  accumulated   amortization
  of $32,390 and $2,777,
  respectively                    (152,596)           (129,431)

Debt Discounts - value
  attributable to warrant issued,
  net of accumulated amortization
  of $13,028 and $1,458,
  respectively                     (56,393)            (67,963)

Debt Discounts - placement costs
  and fees paid to lender and
  affiliate of lender, net of
  accumulated   amortization of
  $10,159 and $735, respectively   (49,841)            (34,265)
                                 ---------            --------

Convertible Debentures,
  net of discounts               $ 241,170            $ 18,341
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

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the six months ended June 30, 2006 and 2005 and for the three months ended March 31, 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to the net loss for such periods.




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

Summarized financial information by business segment follows:

=================================================================
                             Three Months Ended  Six Months Ended
                               June 30, 2006      June 30, 2006
                             ------------------  ----------------
Revenue:
  Real Estate Development      $ 1,000,000        $ 1,000,000
  Apparel                           29,204             29,204
                               -----------        -----------
Total                          $ 1,029,204        $ 1,029,204
=================================================================

Operating Expenses:
  Real Estate Development      $   305,289        $   553,716
  Apparel                           70,360            128,087
  Corporate                        201,555            302,854
                              ------------        -----------
Total                          $   577,204        $   984,657
=================================================================

Operating Income (Loss):
  Real Estate Development      $   694,711        $   446,284
  Apparel                          (41,156)           (98,883)
  Corporate                       (201,555)          (302,854)
                               -----------        -----------
Total                          $   452,000        $    44,547
                               -----------        -----------

Identifiable Assets:
  Real Estate Development                         $    53,099
  Apparel                                             108,550
  Corporate                                            29,808
                                                  -----------
Total                                             $   191,457
=================================================================

Capital Expenditures:
  Real Estate Development     $      2,289        $     3,894
  Apparel                             -                  -
  Corporate                           -                  -
                             ------------        -----------

                            (19)

Total                         $     2,289         $     3,894
=================================================================

Depreciation and Amortization:
  Real Estate Development     $       234         $       468
  Apparel                             -                   -
  Corporate                        29,949              58,107
                              -----------         -----------
Total                         $    30,183         $    58,575
=================================================================


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

Selling, general and administrative expenses were $972,653 during the first six months of 2006, compared to $218,799 in the first six months of 2005. This increase of $753,854 (345%) was primarily attributable to increased costs associated with Alfa's sale of the Debentures and to costs incurred at JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman during the period including salaries and consulting fees and costs related to JOL's March 2006 presentation in Oman.

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


LIQUIDITY AND CAPITAL RESOURCES:

With the exception the current quarterly period ended June 30, 2006, the Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $5,900,662, $1,020,624 and $706,801 in its fiscal years 2005,
2004 and 2003, respectively. The Company's net loss for the six months ended June 30, 2006 was $58,618. During the six months ended June 30, 2006, the Company experienced an increase in cash and equivalents of $11,206.

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


                            (27)

Funds totaling $262,922 were provided by financing activities during the first six months of fiscal 2006, 225,000 from net proceeds realized from the sale of a debenture, $20,000 from the sale of 50,000 shares restricted common stock to an accredited investor, and $17,922 from a loan to the Company by its President.

On May 1, 2006, JOL received $1,000,000 pursuant to a friendly settlement of a dispute with the State of Qatar.

In the absence of additional funding and substantially increased sales, the business and operations of the Company's Contact
Sports and Ty-Breakers subsidiaries will be significantly affected and these subsidiaries may not be able to continue operations.

The Company's inability to secure or arrange additional funding to implement JOL's business plan, or JOL's failure to successfully conclude its ongoing negotiations and Discussions regarding the Omagine Project will significantly affect JOL's ability - and possibly the Company's ability - to continue operations.


ITEM 3:  DISCLOSURE CONTROLS AND PROCEDURES


Within the 90 days prior to the date of the filing of this Form 10-QSB/A, the Company carried out an evaluation under the supervision and with the participation of management, including the Company's chief executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3


















                            (29)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
June 30, 2006 on Form 10-QSB/A of Alfa International Holdings
Corp. ("the Registrant");

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

Date: August 24, 2006

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


                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Holdings Corp. on Form 10-QSB/A for the period ending June 30, 2006 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 24, 2006

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


DATED: August 24, 2006          ALFA INTERNATIONAL HOLDINGS CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (32)