Form 10QSB
period 2006-09-30
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2006-11-20
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2006
                               -------------------

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

As of November 19, 2006, the registrant had outstanding
30,924,395 shares of Common Stock, par value $.001 per share.

                            (1)

            ALFA INTERNATIONAL HOLDINGS CORP.
                         INDEX


FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
    NINE  MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005


    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
    NINE MONTHS ENDED SEPTEMBER 30, 2006


    CONSOLIDATED STATEMENTS OF CASH FLOWS:
    NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005


    NOTES TO FINANCIAL STATEMENTS



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES


                            (2)

Forward-Looking Statements

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from forecasted future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
















                            (3)

       ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS


                                September 30,       December 31,
                                     2006               2005
     ASSETS                     ------------       ------------
                                  (Unaudited)         Note 1
CURRENT ASSETS:

Cash                                $   1,812         $ 41,566
Accounts receivable                    69,888            2,630
Inventories                            38,707            1,420
Prepaid expenses and other
  current assets                          981           20,502
                                     --------         --------
        Total Current Assets          111,388           66,118
                                     --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment         104,292          100,398
  General Plant                        17,799           17,799
  Furniture & Fixtures                 15,951           15,951
  Leasehold Improvements                  866              866
                                     --------         --------
                                      138,908          135,014
  Less:  Accumulated depreciation
    And amortization                 (119,289)        (107,337)
                                     --------         --------
                                       19,619           27,677
                                     --------         --------
OTHER ASSETS:
Other assets                           13,749           13,514
                                     --------         --------

Total Assets                        $ 144,756        $ 107,309
                                     --------         --------






LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                    $ 272,536         $387,245
Customer Deposits                         -             28,168
Accrued officer payroll               195,632          174,923
Accrued expenses and other
  current liabilities                  19,876           66,546
Dividends payable                      36,498           42,983
Due to Officers                       119,898              -
                                     ---------        --------
        Total Current Liabilities     644,440          699,865
                                     ---------        --------



LONG-TERM LIABILITIES:

  Convertible Debentures, net of
    Discounts                         198,386           18,341
  Accrued Interest payable on
    Convertible Debentures             35,067            1,575
                                    ---------         --------
                                      233,453           19,916
                                    ---------         --------
TOTAL LIABILITIES:                    877,893          719,781



COMMITMENTS
















STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized - 1,000,000 shares
  Undesignated preferred stock:
  Authorized - 850,000 shares:
    Issued and outstanding - none
  Series B preferred stock:
  Authorized-150,000 shares:
    Issued and outstanding 87,312
  and 107,100 shares, respectively         87              107
Common stock - $ .001 par value
 Authorized - 50,000,000 shares
 Issued and outstanding 30,166,819
  and 28,389,587 shares,
  respectively                         30,167           28,390
Capital in excess of par value     14,200,204       13,977,789
Retained earnings (deficit)       (14,963,595)     (14,618,758)
                                   ----------        ----------
Total Stockholders' Deficiency       (733,137)        (612,472)
                                   ----------        ---------
  Total Liabilities and
Stockholders' Equity               $  144,756        $ 107,309
                                    ---------        ---------







See accompanying notes to consolidated financial statements.




                            (4)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         ------------------------------------------
                                              (UNAUDITED)                (UNAUDITED)
                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           September 30,                September 30,
                                       ----------------------      ----------------------
                                          2006          2005          2006        2005
                                          ----          ----          ----        ----
REVENUES:
Net sales                             $   99,359    $  107,703    $  128,563   $  152,537
Settlement of Dispute                          -             -     1,000,000            -
                                       ---------     ---------     ---------    ---------
Total revenues                            99,359       107,703     1,128,563      152,537
                                       ---------     ---------     ---------      -------
COSTS AND EXPENSES:
Cost of sales                             79,975        87,749        91,979      148,343
Selling, general and administrative      269,380       151,920     1,242,033      370,719
                                         -------       -------     ---------      -------
Total costs and expenses                 349,355       239,669     1,334,012      519,062
                                         -------       -------     ---------      -------

Operating loss                         (249,996)     (131,966)     (205,449)    (366,525)
Interest income                             459            91           492          182
Interest expense                        (29,625)           -       (103,382)           -
                                        ---------     ---------     ---------    --------
NET LOSS                             $ (279,162)   $ (131,875)   $ (308,339)  $ (366,343)
                                       ---------     ---------     ---------    ---------


PREFERRED STOCK DIVIDENDS            $    7,057    $   53,447    $   36,498   $  161,947
                                       ---------     ---------     ---------    ---------

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (286,219)   $ (185,322)   $ (344,837)  $ (528,290)
                                       ---------    ----------    -----------  ----------


NET LOSS PER COMMON SHARE:

BASIC                                 $    (.01)    $    (.01)     $ (.01)      $  (.04)
                                       ---------     ---------    ----------   ----------

DILUTED                               $    (.01)    $    (.01)     $ (.01)      $  (.04)
                                       ---------     ---------    ----------   ----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC                                 29,806,552    12,003,808    29,334,026   11,771,056
                                      ----------    ----------   ----------   -----------

DILUTED                               29,806,552    12,003,808    29,334,026   11,771,056
                                      ----------    ----------   ----------   -----------



See accompanying notes to consolidated financial statements.


                            (5)

                  ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock           Preferred Stock
                  ----------------         ---------------    Capital in      Retained
                                Par                   Par      Excess of      Earnings
                  Shares        Value      Shares   Value     Par Value       (Deficit)
                  ------      --------     ------   -----     ---------     ---------


Balances At
December 31,
2005            28,389,587  $  28,390    107,100  $  107    $13,977,789     $(14,618,758)

Issuance of
common stock
for cash            50,000         50                            19,950

Issuance of
common stock
upon conversion
of debentures      719,570        720                            61,347

Conversion of
preferred stock
for common stock   791,500        791    (19,788) $  (20)   $      (771)               -


Issuance of
preferred stock
dividends in
common stock       216,162        216          -       -         42,767                -

Stock option
expense                  -          -          -       -         46,344                -

Beneficial conversion
feature of convert-
ible debenture           -          -          -       -         52,778                -

Preferred stock
dividends                -          -          -       -              -          (36,498)


Net loss                 -          -          -       -              -         (308,339)
                ----------  ---------    -------  ------    -----------      -----------

Balances At
Sept. 30, 2006  30,166,819  $  30,167     87,312  $   87    $14,200,204     $(14,963,595)
                ----------  ---------    -------  ------    -----------      -----------



See accompanying notes to consolidated financial statements.

                                             (6)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------------------
                                   (UNAUDITED)
                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                       2006          2005
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $ (308,339)   $ (366,343)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                       81,842        11,251
  Stock based compensation expense related
     to stock options                                 46,344             -
  Stock issued for consulting fees                         -        21,750
  Changes in operating assets and liabilities:
     Accounts receivable                             (67,258)      (73,216)
     Inventories                                     (37,287)      (20,719)
     Prepaid expenses and other current assets        19,521         5,494
     Other assets                                       (235)       (1,000)
     Customer Deposits                               (28,168)       43,212
     Accounts payable                               (114,709)        2,222
     Accrued expenses and other current liabilities  (46,670)       53,870
     Accrued officer payroll                          20,709             -
     Accrued interest payable                         33,492             -
                                                    ---------      ---------
  Net cash flows from operating activities          (400,758)     (323,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment              (3,894)       (1,755)
                                                      ---------     ---------
  Net cash flows from investing activities            (3,894)       (1,755)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Loans from Officers                                119,898             -
  Proceeds from issuance of common stock              20,000       303,715
  Proceeds from issuance of preferred stock                -        29,000
  Proceeds from issuance of debenture                225,000             -
  Advances from affiliate                                  -        (4,849)
                                                     --------     --------
  Net cash flows from financing activities           364,898       327,866

NET CHANGE IN CASH AND EQUIVALENTS                   (39,754)        2,632
                                                     --------     --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD             41,566           -
                                                     --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                  $ 1,812     $   2,632
                                                     --------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                    $   -       $     -
                                                     ---------   ---------
Interest paid                                        $   -       $     -
                                                     ---------   ---------
NON-CASH FINANCING ACTIVITIES:
Preferred stock dividends                            $ 36,498     $ 161,947
                                                    ---------      --------

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

Net Profit (Loss) Per Share - Basic and diluted profit (loss) per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.
                            (8)

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

For stock-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. FAS 123 (R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. The impact on our results of operations for recording stock-based compensation for the nine month period ended September 30, 2006 amounted to $46,344.
                            (9)

The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS No. 123(R) for the three and nine-month periods ended September 30, 2005 (unaudited):

                            (10)


                                     Three Months Ended         Nine Months Ended
                                        September 30              September 30
                                     ------------------         ------------------
2005                       2005
                                     ------------------         ------------------


Net loss applicable to common
 shareholders, as reported              $(185,322)             $(528,290)
Deduct:
Total stock-based employee
 compensation determined under
 fair value method for stock
 options, net of tax                     (  5,600)              ( 16,800)
                                        ---------              ---------
Pro forma loss applicable
 to common stockholders                 $(190,922)             $(545,090)
                                        =========              =========
Basic loss per share, as reported       $  (0.01)              $  (0.04)
                                        =========              =========
Basic loss per share, pro forma         $  (0.02)              $  (0.05)
                                        =========              =========
Diluted loss per share, as reported     $  (0.01)              $  (0.04)
                                        =========              =========
Diluted loss per share, pro forma       $  (0.02)              $  (0.05)
                                        =========              =========

                            (11)

NOTE 3  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or to obtain additional financing.

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

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred December 31, 2004, proforma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2005 would have been $152,719, $(529,932), and $(0.02), respectively.

NOTE 5  - CONVERTIBLE DEBENTURES:

On January 24, 2006, Alfa issued an additional convertible debenture ("Debenture") in the face amount of $250,000 to an investor in exchange for $225,000, net of fees. The two

                            (12)

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

As of September 30, 2006, the holder of the Debentures converted $150,000 of the Debentures into a total of 719,570 shares of Alfa's Common Stock. As of November 19, 2006 the holder of the Debentures converted an additional $75,000 of the Debentures into a total of 757,576 shares of Alfa's Common Stock. As of November 19, 2006 a total of $225,000 of the Debentures have been converted into a total of 1,477,146 shares of Alfa's
Common Stock.

Convertible Debentures
  consist of:
                          September 30, 2006   December 31, 2005
                          ------------------   -----------------
                                (Unaudited)
Convertible Debentures -
  Face amount                    $ 350,000           $ 250,000

Debt Discounts - beneficial
  conversion feature, net of
  accumulated   amortization
  of $31,072 and $2,777,
  respectively                    (90,475)           (129,431)

Debt Discounts - value
  attributable to warrant issued,
  net of accumulated amortization
  of $11,288 and $1,458,
  respectively                     (30,365)            (67,963)

Debt Discounts - placement costs
  and fees paid to lender and
  affiliate of lender, net of
  accumulated   amortization of
  $10,226 and $735, respectively   (30,774)            (34,265)
                                  ---------            --------
                            (13)

Convertible Debentures,
  net of discounts               $ 198,386            $ 18,341
                                 =========            ========

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debentures. Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $184,986 ($132,208 on the first Debenture and $52,778 on the second Debenture) of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it as capital in excess of par value and as a discount against the debenture. The discount is amortized over the convertible Debenture's maturity period (three years) as interest expense.

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

NOTE 6 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Alfa has designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock is $40 per share and dividends

                            (14)
accrue at 5.0% per annum. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends shall, at the Company's option, be paid in cash or in shares of Common Stock valued at $1.00 per share. The expiration date for the 4,100,500 common stock purchase warrants held by holders of Series B Preferred Stock is April 30, 2007.

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to the net loss for such periods.



























                            (15)

NOTE 7 - STOCK OPTIONS AND WARRANTS



The following is a summary of stock option and warrant activity for the nine months ended September 30, 2006:

                                     Stock Options      Warrants
                                     -------------      --------




Outstanding at January 1, 2006         1,465,000     6,112,467
Granted and Issued                           -               -
Exercised                                    -               -
Forfeited/expired/cancelled             (250,000)   (1,577,000)
                                      ----------     ---------

Outstanding at September 30, 2006      1,215,000     4,535,467
                                      ----------     ---------

Exercisable at September 30, 2006      1,155,000     4,535,467

                                      ----------     ---------











                           (16)

Stock options outstanding at September 30, 2006 (all non-qualified) consist of:


   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date

  1997           125,000            125,000           $ .10           November 5, 2007
  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            50,000             50,000           $ .10           January 30, 2007
  2005            30,000             20,000           $1.00           June 30, 2010
  2005           200,000            150,000           $ .82           December 14, 2010
               ---------          ----------
 Totals        1,215,000          1,155,000
               =========          ==========


The 10,000 unvested options relating to the 2005 grant are scheduled to vest on July 1, 2007. The 50,000 unvested options relating to another 2005 grant are scheduled to vest on December 15, 2006. As of September 30, 2006, there was
$18,971 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $10,447 in the remainder of the year ended
December 31,2006, and $6,469 in 2007, and $2,055 in 2008.



                           (17)



Warrants outstanding at September 30, 2006 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date

 2002-2005  4,100,500       4,100,500      $ .75     April 30, 2007
   2005        20,000          20,000        .20     December 19, 2007
   2005        62,235          62,235       1.00     June 8, 2007
   2005        95,000          95,000       8.00     11/22/2006 to February 3, 2007
   2005       257,732         257,732        .97     December 7, 2010
            ---------       ---------

 Totals     4,535,467       4,535,467
            =========       =========




                            (18)

NOTE 8 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Contact also rents warehouse space in Jersey City, New Jersey under a one year lease which has expired and now continues on a month to month basis. At September 30, 2006, the minimum future lease payments are as follows:

2006                                 $  15,281
2007                                 $  51,800
2008                                 $  51,800
2009 and beyond                      $ 240,700

Employment Agreements

Alfa is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual have been deferred and accrued, effective October 1, 2004.

The Company had been obligated to employ Alfa's Vice-President and Contact's Vice-President of Sales under separate agreements with these two individuals. These two agreements have been canceled and the individuals continue to perform services for the Company as consultants. Employment agreements with these two individuals may be renegotiated in the future depending upon the Company's financial performance at the time. The terms of such employment agreements, if any, cannot be determined at this time.

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

                            (19)

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

In September 2006 Contact entered into a new six-month agreement (the "New Agreement") with the Factor with terms identical to the Factoring Agreement. The New Agreement also provides for accounts receivable advances of a minimum of forty (40) percent and a maximum of eighty (80) percent of the aggregate outstanding receivables assigned to the Factor. Advances are based on the Factor's formula and interest upon the daily net balance of advances is charged at two percent (2%)above the Wall Street Journal "Prime Rate" or "Base Rate' as the case may be, currently eight and one-quarter percent (8.25%). The New Agreement is deemed renewed from year to year following the initial six-month term unless terminated with notice by either party.


Financial Advisory Services Agreement

In February 2006, JOL entered into an agreement with AmeriCapital Renaissance Group, LLC ("AmeriCapital"). The preliminary agreement, subject to finalization, provides that AmeriCapital will act as JOL's exclusive financial advisor for a monthly service fee of $12,000 through January 2008. The preliminary agreement also provides for certain transaction fees to be paid to AmeriCapital in the event of certain sales or financing events relating to JOL's proposed Omagine project. Mr. Frank J. Drohan, president and director of Alfa, is a minority shareholder and an officer and director of AmeriCapital.
                            (20)

NOTE 9 - SEGMENT INFORMATION:

Alfa is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc.
("JOL") in October 2005, the Company reports results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development of a tourism related project with a construction cost of approximately $1.6 billion.

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

Summarized financial information by business segment follows:

================================================================

                          Three Months Ended  Nine Months Ended
                          September 30, 2006  September 30, 2006
                          ------------------  ------------------
Revenue:
  Real Estate Development      $         -        $ 1,000,000
  Apparel                           99,359            128,563
                               -----------        -----------
Total                          $    99,359        $ 1,128,563
================================================================
Operating Expenses:
  Real Estate Development      $   107,572        $   661,288
  Apparel                          122,884            158,273
  Corporate                        118,899            514,451
                              ------------        -----------
Total                          $   349,355        $ 1,334,012
================================================================
                            (21)

================================================================
Operating Income (Loss):
  Real Estate Development      $  (107,572)        $  338,712
  Apparel                          (23,525)           (29,710)
  Corporate                       (118,899)          (514,451)
                               -----------        -----------
Total                          $  (249,996)        $ (205,449)
                               -----------        -----------
================================================================

Identifiable Assets:
  Real Estate Development                         $     2,114
  Apparel                                             122,724
  Corporate                                            19,918
                                                  -----------
Total                                             $   144,756
================================================================

Capital Expenditures:
  Real Estate Development     $       -           $     3,894
  Apparel                             -                  -
  Corporate                           -                  -
                                -----------        -----------
Total                         $       -           $     3,894
================================================================

Depreciation and Amortization:
  Real Estate Development     $        234        $       702
  Apparel                             -                   -
  Corporate                         23,033             81,140
                                -----------        -----------
Total                         $     23,267        $    81,842
================================================================


Operating loss is total revenue less operating expenses, which include cost of sales, selling, general and administrative expenses, and other corporate expenses.

NOTE 10 - SETTLEMENT OF DISPUTE:

On May 1, 2006, JOL received $1,000,000 from the State of Qatar in settlement of a dispute relating to an April 2003 agreement to develop a project in Doha, Qatar.
                            (22)

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


Contact Sports
--------------

Contact had been in the business of designing, manufacturing and marketing a line of fashion forward athletic and lifestyle
apparel (the "branded business"). The branded business was
discontinued during the third quarter of 2006.
                            (23)

Contact has developed several product lines for sale to mid-tier mass-market retailers (the "private-label business"). No
Contact Sports labels are used on products that are manufactured and sold in the private-label business. The private-label business consists primarily of outerwear products sold under the Ty-Breakers label (which is owned by Alfa). Contact is, and, subject to meeting its established sales targets by December 31, 2006, intends to continue to utilize its established overseas manufacturing resources for its discontinued branded business to create less expensive products and sell them to retail stores under the Ty-Breakers label and in select cases under retailers' own brand labels. To date Contact has received several such private-label orders and all such private-label products sold will be manufactured pursuant to specific purchase orders and no unsold inventories will be maintained. Contact's backlog of unfilled orders for private-label products as the date of this Report is $65,000.

Management is concentrating its efforts on the continued development and expansion of Contact's private-label business and will no longer pursue its branded business nor brand awareness. Over the past several years, management has underestimated the difficulty and expense involved in launching a new brand such as Contact. Past efforts to gain market recognition and acceptance for the Contact brand have been hindered by a lack of the necessary financial resources required to continue the advertising and public relations efforts essential to such an effort. The branded business has been permanently discontinued and management now intends to focus all of Contact's efforts exclusively on its private-label business. No assurance can be given at this time that management's current strategy will be effective or successful and management has set fiscal year 2006 sales quotas and objectives for its private-label business. If these 2006 sales quotas are not reached by December 2006, it is likely that the private-label business will also be discontinued and Contact will be sold or closed.

Alfa presently concentrates the majority of its efforts in two principal areas: (1) the development and expansion of JOL's business and (2) the development of Contact's private-label business.

                            (24)

JOURNEY OF LIGHT, INC.
---------------------
On October 11, 2005, Alfa completed the acquisition of JOL as a wholly owned subsidiary. Prior to its acquisition by Alfa, JOL was a privately-held company engaged primarily in the business of real estate development in the country of Oman, which business continues to date.

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

In September 2006 the MOT engaged the services of a third party consultant to give an independent review of the financial viability of the Landmark portion of the Omagine Project. The consultant's report is due in early December. In October 2006 JOL received a communication from MOT indicating that, "presupposing that the report from the consultant is positive, we will be in a position to move to finalize the documentation". JOL has no reason to believe that the consultant's report will not be positive.
                            (25)

As presently contemplated, the Development Agreement will govern the design, development and construction of the Omagine Project which will be owned and operated by the Project Company. The Project Company is now contemplated to be 100% owned by JOL and the Government will provide the Omagine Site to the Project Company, but will not be a shareholder of the Project Company.

As of the date hereof, JOL has held advanced negotiations with several substantial investors and contractors ("Investors") active in the region with whom management has prior business relationships and JOL is confident that suitable arrangements will be made with one or more of such Investors. JOL is in final negotiations with one such Investor and expects to finalize a definitive agreement with such Investor shortly.

As of the date hereof, it is contemplated that, JOL will be the majority shareholder of the Project Company and one or more Investors will be minority shareholders of the Project Company. As of the date hereof, such Discussions: (i) are ongoing and non-binding and no assurance whatsoever can be given at this time as to their eventual outcome, if any, (ii) will alter or change some of the elements of the Omagine Project as presented to the Government by JOL and, (iii) will alter or change some of the terms and conditions of the MOU, and (iv) generally contemplate the following:

Omagine is planned to be developed on 1 million square meters (equal to approximately 245 acres) of contiguous beachfront property facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International Airport. The value of the Omagine Site is expected to be determined by a qualified independent real-estate appraisal. The Project Company's ownership and use rights with respect to the Omagine Site is presently planned to be represented by a "Usufruct Agreement" wherein the Project Company will be granted a fifty (50) year lease over the Omagine Site at very reasonable rates. Unlike a standard lease however, a Usufruct Agreement, specifically allows the Project Company to (i) pledge the Omagine Site as collateral in any financing arrangements, and
(ii) sell (on a free and clear freehold basis) the land underlying the Lease/Usufruct to third parties. As presently contemplated the lease cost for the first five years of the Usufruct (the construction period of the Omagine Project) will be zero.
                            (26)

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

JOL expects, based on present assumptions which are subject to modification, that the development costs for Omagine will be approximately $1.6 billion dollars. JOL's website is www.journey-of-light.com. Omagine's website is www.omagine.com.

JOL management plans to return to Oman in December 2006 to conclude the Discussions and finalize the Development Agreement but no assurances can presently be given that such results will actually occur or as to the eventual outcome of these ongoing Discussions.

The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2006 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue in the third quarter of 2006 was $99,359, a decrease of $8,344 (8%) as compared to the same period in the previous year. This decrease was entirely attributable to a decrease in private-label sales at Contact as compared to the comparable period in 2005. The sales order backlog at Contact and Ty-Breakers as of the date hereof is $65,000. Selling, general and
                            (27)
administrative expenses were $269,380 during the third quarter of 2006, compared to $151,920 in the third quarter of 2005. This increase of $117,460 (77%) was primarily attributable to increased operating costs associated with Alfa's costs incurred pursuant to the Debentures and to costs incurred at JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman.

The Company experienced an operating loss of $249,996 during the third quarter of 2006 as compared to an operating loss of $131,966 during the same period in the previous fiscal year. This $118,030 increase in the Company's operating loss is entirely attributable to the above-mentioned increased operating costs. The Company expects to experience losses for at least the next several quarters due to its insufficient level of sales.

The Company will need to substantially increase its revenue in order to attain sustained profitability.

The nature of JOL's present business is such that, (other than the $1 million settlement discussed below), it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to JOL's operations. During 2005 management re-positioned Contact such that it now focuses on its private-label business and sales of private-label products which are less profitable but do not require the large investments in marketing and advertising required by the branded business. In the third quarter of 2006, Contact's branded business was discontinued. No assurance can be given at this time that management's current strategy with respect to Contact will be effective or successful. Since our last report for the second quarter of 2006, management has discontinued Contact's branded business and product line in its entirety. If, by December 31, 2006, sales of (or orders for) Contact's private-label products have not reached the levels necessary to sustain Contact as a viable business, management may discontinue Contact's business in its entirety.

The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

                            (28)

No capital expenditures were incurred during the quarterly period ended September 30, 2006. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.


NINE MONTHS ENDED SEPTEMBER 30,2006 vs.
NINE MONTHS ENDED SEPTEMBER 30,2005

Revenue in the first nine months of 2006 was $1,128,563, an increase of $976,026 as compared to the same period in the previous year. This increase was attributable to a $1 million contract settlement at JOL, net of an approximately $24,000 decrease in apparel product sales during the period. On May 1, 2006 a previously disclosed dispute between JOL and the State of Qatar was settled by the State of Qatar paying JOL $1 million. The sales order backlog at Contact and Ty-Breakers as of the date hereof is $65,000. The cost of apparel sales for the first nine months of 2006 was $91,979 (71.5%).

Selling, general and administrative expenses were $1,242,033 during the first nine months of 2006, compared to $370,719 in the first nine months of 2005. This increase of $871,314 (235%) was primarily attributable to increased costs associated with Alfa's sale of the Debentures and to costs incurred at JOL (which was not owned by Alfa during the first nine months of 2005) for travel, consulting fees and professional fees associated with the Omagine project in Oman during the period, including salaries and consulting fees and costs related to JOL's March 2006 presentation in Oman.

The Company's marketing and promotional expenditures were not significant during the period. Depending upon the outcome of the current Discussions and the availability of resources, the Company may incur significant expenses related to marketing, promotional and capital expenditures in the future.

The Company sustained a net loss from operations of $205,449 during the first nine months of 2006 as compared to a net loss from operations of $366,525 during the first nine months of 2005. The 2006 period includes the results of JOL as opposed to the 2005 period which does not include any JOL results since JOL

                            (29)
was acquired by Alfa in October 2005. This $161,076 decrease in the Company's net loss from operations was primarily attributable to the above-mentioned $1 million settlement with the State of Qatar and to reduced costs (mainly salaries) incurred at Contact during the period. After provision for the payment of $36,498 in dividends on its preferred stock and the amortization of $103,382 of costs associated with the Debenture financing, the Company sustained a net loss of $344,837 for the nine month period ended September 30, 2006.

The Company expects to experience losses for at least the next several quarters due to an insufficient level of sales. The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

LIQUIDITY AND CAPITAL RESOURCES:

With the exception the second quarter of 2006, the Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $5,900,662, $1,020,624 and $706,801 in its fiscal years 2005, 2004 and 2003, respectively. The Company's net loss for the nine months ended September 30, 2006 was $308,339. During the nine months ended September 30, 2006, the Company experienced a decrease in cash and equivalents of $39,754.

At September 30, 2006, the Company had a working capital deficit of $533,052, compared to a working capital deficit of $633,747 at December 31, 2005.

The $100,695 decreased deficit in working capital was primarily attributable to:

decreases in pre-paid assets  ($19,521)
increases in accrued officer payroll  (20,709)
increase in loans from officers  ($119,898)

increases in accounts receivable and inventory  ($104,545)
decreases in cash  ($39,754)
decreases in accounts payable  ($114,709)
decreases in customer deposits  (28,168)
decreases in other accrued expenses  ($46,670)
decreases in dividends payable  ($6,485)

                            (30)

Of the $644,440 of current liabilities at September 30, 2006, $352,028 (54.6%) represent amounts which are either (i) due to officers ($315,530), or (ii) may be paid in common stock in lieu of cash ($36,498).

The $400,758 of funds used by operating activities during the nine months ended September 30, 2006 resulted primarily from the net loss of $308,339 and the increase of $104,545 in accounts receivable and inventory.

Funds totaling $3,894 were invested in computer equipment during the first nine months of fiscal 2006.

Funds totaling $364,898 were provided by financing activities during the first nine months of fiscal 2006; $225,000 from net proceeds realized from the sale of a debenture, $20,000 from the sale of 50,000 shares restricted common stock to an accredited investor, and $119,898 from loans to the Company by its officers.

On May 1, 2006, JOL received $1,000,000 pursuant to a friendly settlement of a dispute with the State of Qatar.

During the third quarter of 2006, the holder of the Debentures converted $150,000 of the Debentures into 719,570 shares of Alfa's Common Stock. Subsequent to September 30, 2006, the holder of the Debentures converted an additional $75,000 of the Debentures into 757,576 shares of Alfa's Common Stock. As of the date of this report the holder of the Debentures has converted $225,000 of the Debentures into a total of 1,477,146 shares of Alfa's Common Stock and the remaining principal balance of the Debentures is $275,000.

In the absence of additional funding and substantially increased sales, the business and operations of the Company's Contact
Sports and Ty-Breakers subsidiaries will be significantly affected and these subsidiaries may not be able to continue operations beyond December 31, 2006.

The Company's inability to secure or arrange additional funding to implement JOL's business plan, or JOL's failure to successfully conclude its ongoing negotiations and the Discussions regarding the Omagine Project will significantly

                            (31)
affect JOL's ability - and possibly the Company's ability - to continue operations.


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


 (b)       Reports on Form 8-K
           None

                            (32)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
September 30, 2006 on Form 10-QSB of Alfa International Holdings
Corp. ("the Registrant");

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

5. I have disclosed, based on my most recent evaluation, to the
Registrant's auditors and the audit committee of Registrant's board of directors:
                            (33)

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


Date: November 20, 2006




/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer




The originally executed copy of this Certification will be maintained at the Registrant's offices and will be made available for inspection upon request.






                            (34)

                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alfa International Holdings Corp. on Form 10-QSB for the period ending September 30, 2006 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 20, 2006



The originally executed copy of this Certification will be maintained at the Registrant's offices and will be made available for inspection upon request.








                            (35)

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: November 20, 2006       ALFA INTERNATIONAL HOLDINGS CORP.
                               (Registrant)



                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (36)