Form 10KSB
period 2006-12-31
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2007-04-17
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006
                            -----------------

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

The Registrant's total revenue for the fiscal year ended
December 31, 2006 was $1,182,323.

The aggregate market value of the 13,349,822 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on March 30, 2007 was $3,337,456. (SEE: "Market for Common Equity and Related
Stockholder Matters").

As of April 17, 2007 the Company had outstanding 35,093,002 shares of common stock, par value $.001 per share ("Common
Stock")

The Index to Exhibits appears on page 64.

                 Alfa International Holdings Corp.
        Table of Contents to Annual Report on Form 10-KSB
                   Year Ended December 31, 2006
                                                           Page
                                                           ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Description of Business                   5

        Item 2.    Description of Property                  21

        Item 3.    Legal Proceedings                        21

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    21

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            21

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            32

        Item 7.    Financial Statements                     40

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     41

        Item 8A.   Controls and Procedures                  41

        Item 8B.   Other Information                        41

                          Part III

        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       42

        Item 10.    Executive Compensation                  46

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management
                    And Related Stockholder Matters         59

        Item 12.    Certain Relationships and Related
                    Transactions                            60

        Item 13.    Exhibits and Reports on Form 8-K        64

        Item 14.    Principal Accountant Fees and Services  65



Forward-Looking Statements
--------------------------

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                             PART I
                             ------

Item 1.     Description of Business
-------     -----------------------

Introduction
------------

Alfa International Holdings Corp. ("Alfa") was incorporated on October 8, 2004 in Delaware and is a holding company which conducts substantially all of its operations through its wholly-owned subsidiary, Journey of Light, Inc., a New York corporation ("JOL"). JOL is engaged primarily in the business of real estate development in the Sultanate of Oman ("Oman"). Alfa and JOL are sometimes collectively referred to herein as the "Company".

Alfa presently has two other wholly owned subsidiaries: Contact
Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers").
Contact and Ty-Breakers are engaged in the business of designing, manufacturing and marketing apparel.

Alfa is the successor to Alfa International Corp. ("Registrant") which was incorporated in New Jersey in 1978. Alfa was organized solely for the purpose of changing the Registrant's corporate domicile from New Jersey to Delaware via a merger which was effective May 23, 2005 of the Registrant with and into Alfa.

On October 11, 2005 Alfa acquired JOL as a wholly owned subsidiary (the "Acquisition"). In connection with the Acquisition, Alfa issued 16,284,278 shares of its $.001 par value common stock (the "Common Stock") to the JOL shareholders in exchange for all of the outstanding capital stock of JOL.

Alfa presently concentrates the majority of its efforts on the development of JOL's business. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions").

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118, and its telephone number is 212-563-4141. The Company also maintains a warehouse in Jersey City, New Jersey which is used for its apparel business. Both facilities are leased from unaffiliated third parties.


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

On August 1, 2005, the Ministry of Tourism (the "MOT") of the Government of Oman (the "Government") and JOL signed a memorandum of understanding ("MOU") memorializing the legal and commercial aspects of a proposed real-estate project (the "Omagine Project") to be developed in Oman by Omagine LLC ("OmagineCo"), an Omani company to be formed as a wholly owned subsidiary of JOL.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International Airport. The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a five star resort hotel; a boardwalk; an open air amphitheater and stage; (collectively, the "Landmark"); an additional five star resort hotel; a canal and enclosed harbor area; boat slips; commercial office buildings; shopping and retail establishments; open space green areas; restaurants; and approximately 3,900 residences. JOL prepared an initial master plan, financial model ("Projected Financial Model") and feasibility study (collectively, the "Feasibility Study") for the Omagine Project with the assistance of several consultants and consulting companies. The two primary consultants engaged by JOL to assist and lead the Feasibility Study process were: (i) the Global Leadership Team, Inc. ("GLT")
- as JOL's strategic adviser, and (ii) Michael Baker Jr., Inc. ("Baker") - as JOL's program manager.

GLT (www.gltweb.com) is headquartered in Birmingham, MI, with a branch office in Beirut, Lebanon and is a networked professional services organization comprised of highly skilled visionaries, branding strategists, management consultants and thought leaders. GLT consults for many U.S. and Arab client companies in areas encompassing leadership capacity building, real-time information, architecture, development, branding, public relations, imagineering, and alliance management for global live events. GLT recently organized and delivered the World Summit on Innovation and Entrepreneurship in Muscat, Oman (www.wsie.org). Mr. Sam Hamdan, GLT's Chairman & Chief Executive, ("Hamdan") is the founder of the prestigous U.S. Arab Economic Forum (www.usaef.org and www.usaeforum.org) and has an extensive network of business, diplomatic and government contacts in the U.S., Europe and throughout the Arab world. Among other things, GLT and Hamdan developed the "Omagine" brand for JOL. Hamdan presently has a consulting agreement with Alfa and, under certain circumstances, Hamdan may become Alfa's President and Chief Operating Officer (See: EXHIBITS - The Hamdan Agreement")

Baker (www.mbakercorp.com) is headquartered in Pittsburgh, PA, with offices throughout the U.S and abroad and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide - including in the Middle East.

The March 1, 2006 presentation by JOL of its Feasibility Study to the Government of Oman was favorably received and JOL management thereafter began discussions and negotiations (the "Discussions") with Government officials, which Discussions have, in the opinion of management, modified the terms of the MOU in a positive fashion. The objective of the Discussions is to arrive at the terms and conditions of a development agreement ("Development Agreement") between the Government and OmagineCo which would govern the development of the Omagine Project. Such Discussions are ongoing as of the date of this Report and have not yet been concluded.

In September 2006 the MOT engaged the services of a third party consultant to give MOT an independent review of the financial viability of that portion of the Omagine Project known as the "Landmark" in the Feasibility Study. The Landmark is expected to consist of the seven pearl buildings, associated exhibition buildings, a hotel and certain as yet unspecified retail and commercial buildings. The consultant's report was delivered to MOT in January 2007 and JOL was thereafter informed that the consultant's report made some minor recommendations but was otherwise positive.

In December 2006, JOL signed a definitive agreement with J&P
(See: "The J&P Agreement" below).

In late March 2007, JOL received a letter (the "Approval Letter") from the Minister of Tourism wherein the MOT notified JOL that the Government of Oman had approved the development of the Omagine Project. The Approval Letter specified certain commercial terms to be incorporated into the Development Agreement and JOL and its attorneys are now continuing the Discussions in order to get clarification on some of the commercial terms specified in the Approval Letter and to finalize the Development Agreement. JOL management plans to travel to Oman during April 2007 to finalize such commercial terms and the documentation of the Development Agreement.


The J&P Agreement
-----------------
On December 5, 2006, JOL signed a definitive agreement (the "J&P Agreement") with Joannou & Paraskevaides (Overseas) Ltd. ("J&P") with respect to the development of the Omagine Project. The J&P Agreement memorializes the relationship that will exist between J&P and Omagine LLC, a corporation to be formed under the laws of Oman ("OmagineCo") by JOL for the purpose of building, owning and operating the Omagine Project.

Alfa's president, Frank J. Drohan has known J&P for over 20 years and has worked with them previously on significant projects. J&P has been in business for over 50 years, is an active general contractor in the Middle East with over 17,000 employees, has approximately USD $1 billion dollars in annual revenue, and enjoys a reputation for quality workmanship and on time delivery. The J&P Agreement contemplates J&P being a significant investor (a minimum of 15 million U.S. Dollars) in OmagineCo; J&P receiving a minority equity stake in OmagineCo, and J&P being awarded a contract (the "Construction Contract") as a contractor or as the general contractor for the Omagine Project with JOL sharing in the profits of such Construction Contract. The value of the Construction Contract that OmagineCo is obligated to award to J&P is directly proportional to the amount of J&P's investment (the "J&P Investment") in OmagineCo. If the J&P Investment equals 100% of the equity OmagineCo requires (the "Required Equity") to secure the construction financing necessary to build the Omagine Project (the "Construction Financing"), then J&P will be appointed as the general contractor and the Construction Contract will equal 100% of the cost of construction of the Omagine Project exclusive of any design, project management or construction management fees (the "Total Construction Cost"). If J&P chooses to invest less than 100% of the Required Equity, then JOL and OmagineCo may, at their sole discretion, accept or reject such proposed J&P Investment and, if accepted, the Construction Contract will equal at least that percentage of the Total Construction Cost arrived at by dividing the J&P Investment by the Required Equity and multiplying the resulting fraction by the Total Construction Cost.

The Company believes that the J&P Agreement contains the correct incentives and has aligned the interests of all parties toward a successful closing (the "Financial Closing") of the Construction Financing with the banks, lenders and financial institutions (collectively, the "Financial Institutions"). The Financial Closing is a necessary condition precedent to the successful completion, construction and operation the Omagine Project.

The Draft Development Agreement
-------------------------------
As presently drafted, the Development Agreement governs the design, development, construction, management and ownership of the Omagine Project. The Draft Development Agreement also contemplates that the Omagine Project will be owned and operated by OmagineCo which will initially be owned one hundred percent (100%) by JOL. The Company anticipates that OmagineCo and J&P will, shortly after the Development Agreement is signed and subject to JOL's acceptance of the J&P Investment, sign a shareholder agreement which will, among other things, memorialize the sale of a percentage of OmagineCo's equity to J&P in exchange for the J&P Investment.

In order to move into the actual development stage of the Omagine Project, JOL and the Government must complete the Discussions and OmagineCo and the Government must sign the Development Agreement - an event which the Company presently expects to occur during the second quarter of 2007.

As presently contemplated, JOL will own eighty-five percent (85%) of OmagineCo, J&P will own fifteen percent (15%) of OmagineCo and the Government will not own any equity of OmagineCo. JOL has been informally advised by local real-estate agents that the present value of the Omagine Site is in excess of 100 Omani Rials (USD $270) per square meter or a total value of USD $270 million. Pursuant to the draft Development Agreement now being discussed, OmagineCo's rights of use and ownership of the Omagine Site will be represented by a "Usufruct Agreement" wherein OmagineCo is granted a fifty (50) year lease over the Omagine Site at an annual lease cost of USD $0.80 per square meter, except that the lease cost during the first five years of the Usufruct (the construction period of the Omagine Project) will be zero. Unlike a standard lease however, a Usufruct Agreement, specifically allows OmagineCo to (i) pledge the land constituting the Omagine Site as collateral in any construction or other financing arrangements, and (ii) sell (on a freehold basis) the land underlying the Lease/Usufruct to third parties. Significantly, the Omagine Site will, as confirmed in the Approval Letter, be designated by the Government as an Integrated Tourism Zone ("ITZ") and as such, OmagineCo will be allowed to sell properties developed on the Omagine Site to non-Omani persons. At the time of such third party sales and only after it receives full payment from the third-party buyer, OmagineCo will become obligated to pay the Government twenty - five (25) Omani Rials (approximately USD $67) per square meter for the land so sold. Pursuant to Omani law, only land located within an ITZ is allowed to be sold to non-Omani persons.

------------------------------------------------------------
Notwithstanding the foregoing positive developments no assurances can be given at this time that the Development Agreement will actually be signed. The Discussions have not yet been concluded and their outcome remains uncertain. The Discussions are ongoing and the Approval Letter contains some terms with which JOL is not satisfied. No assurance whatsoever can be given at this time as to the eventual outcome of the Discussions. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
------------------------------------------------------------

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be used in OmagineCo's Construction Financing discussions with the Financial Institutions. The sale of residential and commercial properties to foreigners [one of the main driving forces behind nearby Dubai's rapid economic growth] as well as the sharp increase in the value of the Omagine Site over the last eighteen months are the main drivers supporting the estimated cash flow projections in OmagineCo's Projected Financial Model. The Projected Financial Model presently predicts an internal rate of return ("IRR") for the Omagine Project of 20% and net positive cash flow in excess of USD $600 million (the "Projected Cash Flow") over the five year period immediately subsequent to the signing of the Development Agreement. As of the date hereof, the "net-present-value" of such Projected Cash Flow is projected to be approximately USD $300 million. Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed, that the Financial Closing will actually occur or that such cash flows will actually be realized.

As indicated earlier in this Report, all such "forward looking statements" are subject to, known and unknown risks, uncertainties and other factors which could cause OmagineCo's and the Company's actual results, financial or operating performance, or achievements to differ from management's projected or predicted future results, financial or operating performance, or achievements as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are reasonably based on information available to the Company at the time so furnished and as of the date of this Report. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

The entire Omagine Project is expected to be owned and operated by OmagineCo. The corporate ownership of the Landmark is planned to be transferred to a new company (the "Landmark Company") which will also be 100% owned by OmagineCo. The Landmark Company will lease the land underlying the Landmark from OmagineCo, will operate and manage the Landmark, and will be restricted from "selling" any of its assets until after the Landmark Company demonstrates twelve consecutive months of net positive cash flow, after which it may, in its sole discretion, sell any and all of its assets. The draft Development Agreement does not contemplate any restriction on sales - or pre-sales - of (i) the approximately 3,900 residences (villas, town homes and apartments), or (ii) any other non-Landmark Company commercial assets of OmagineCo, or (iii) the land underlying such residences and other commercial assets indicated in the foregoing sub-paragraph (ii). JOL expects, based on present assumptions which are subject to modification, that the development costs for the entire Omagine Project will be approximately $1.6 billion dollars.

JOL's website is www.journey-of-light.com. Omagine's website is www.omagine.com.

JOL management plans to return to Oman in April 2007 to conclude the Discussions and finalize the Development Agreement but no assurances can presently be given that such results will actually occur or as to the eventual outcome of these ongoing
Discussions.

JOL has engaged in discussions with several commercial and investment banks and prospective investors, partners, contractors and hotel operators regarding the structure and placement of the necessary Construction Financing as well as the ongoing financing arrangements of the Omagine Project

(collectively, the Omagine Financing"). JOL had a Financial Advisory Services Agreement ("Advisory Agreement") with AmeriCapital Renaissance Group, LLC ("AmeriCapital"). The Advisory Agreement was terminated effective March 15, 2007 and JOL may engage the services of The Renaissance Team, Inc. to assist it with the Omagine Financing. (See Item 12, "Certain Relationships And Related Transactions").

Depending upon the outcome of its ongoing negotiations with the Government, JOL, through its ownership interests in OmagineCo and the Landmark Company plans over time to also be in the property management, hospitality and entertainment businesses.


                   The Qatar Project
                   -----------------

On May 1, 2006 a previously disclosed contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled in a friendly manner by the State of Qatar paying JOL $1 million.


Acquisition of JOL by Alfa
--------------------------

On October 11, 2005 the Company acquired JOL as a wholly owned subsidiary. The Boards of Directors and a majority of the shareholders of both Alfa and JOL had previously approved the Merger on May 25, 2005.JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock and 984,235 warrants exercisable into Alfa Common Stock at prices ranging from $1.00 to $8.00 per share to the shareholders and warrant holders of JOL in exchange for all of the outstanding capital stock of JOL. Prior to the acquisition, Alfa had outstanding 12,053,565 shares of Common Stock, 108,350 shares of preferred stock convertible into 4,334,000 shares, stock options exercisable into 1,265,000 shares of Common Stock at prices ranging from $0.10 to $1.00 per share, and warrants exercisable into 4,870,500 shares of Common Stock at prices ranging from $0.14 to $0.75 per share - a total of 22,523,065 shares of Common Stock and Common Stock equivalents. Alfa's board of directors and senior management did not change as a result of the acquisition of JOL and terms of the acquisition reflected the existence of the Common Stock equivalents associated with Alfa's preferred stock. Accordingly, Alfa has been considered the acquirer for accounting purposes. (See Item 12, "Certain Relationships And Related Transactions".)

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred January 1, 2005, proforma net sales, net loss, and diluted loss per share for the year ended December 31, 2005 would have been $271,331, $(6,064,251),and
$(0.39), respectively.


Contact Sports and Ty-Breakers
------------------------------

Both Contact and Ty-Breakers are in the business of designing manufacturing and marketing apparel. Contact has developed a "private label" product line under the Ty-Breakers label consisting of outerwear. As previously disclosed, Contact exited the "branded business" during the third quarter of 2006 and management is attempting to salvage Contact as a viable business by re-positioning it as a "private label" apparel supplier. As of the date hereof management is examining various strategies and the Company may discontinue Contact's business in its entirety. Contact's sales targets were not met in 2006 and management is studying its alternatives. Between June and December of 2006, the Company and Contact terminated the employment (and consulting agreements) of Contact's former President and of its former Vice-President of Sales.

As previously disclosed Ty-Breakers, during the past several years, has not represented a material portion of the Company's revenue and the Company intends, subject to Contact continuing as viable business, to combine Ty-Breakers into Contact.


ALFA
----

Alfa International Holdings Corp. ("Alfa") was incorporated in Delaware in 2004 by Alfa International Corp. (the "Registrant") solely for the purpose of effecting the change of corporate domicile of the Registrant to Delaware via a merger of the Registrant with and into Alfa. In May 2005 the Registrant's Board of Directors approved the change of its corporate domicile from New Jersey to Delaware and approved the merger of the Registrant with and into Alfa. The merger and change of Registrant's domicile were effective as of May 25, 2005.

JOL was incorporated in 2003 as a privately-held company and was acquired by Alfa on October 11, 2005. In connection with the acquisition, Alfa issued 16,284,278 shares of its Common Stock to the shareholders of JOL in exchange for all of the then outstanding capital stock of JOL. (See Item 12, "Certain Relationships And Related Transactions".)

In December 2005 Alfa sold a $250,000 convertible debenture to Cornell Capital Partners, LLP ("Cornell") and in January 2006 Alfa sold an additional $250,000 convertible debenture to Cornell. (See: Item 5 - "Market for Common Equity and Related Stockholder Matters" and Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and "Notes to Financial Statements - Note 7 - Convertible Debenture").

Since its acquisition of JOL in October 2005, Alfa concentrated its efforts on building and expanding JOL's business and, as indicated above, on re-positioning and attempting to salvage its Contact Sports business. Alfa presently concentrates the majority of its efforts on the development and expansion of JOL's business. Alfa maintains its corporate website at www.alfacorp.net.


Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than the Company presently possesses. Management believes that JOL's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to JOL's success to date in advancing the Omagine project to its present status. These consultants, some of whom, depending upon future events, may become employees of the Company - (See: "Exhibits - The Hamdan Agreement") - are each highly experienced in their respective fields. Their fields of expertise include, but are not limited to, the following: strategic planning; visioning; branding; marketing; Islamic scholarship & research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying & costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience designers; investment banking; structured finance; motion based ride technology; film technology; training and hotel management. In addition JOL's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the region.

Several of JOL's competitors have already-established businesses and brand reputations, but management believes that JOL's advantage lies in the facts that (i) the uniqueness of the Omagine Project is particularly attractive to the Government
(ii) JOL's senior management and Mr. Hamdan have established strong and trusting relationships with the relevant Government officials, and (iii) JOL has signed the J&P Agreement and Alfa has signed the Hamdan Agreement (See: "Exhibits - The J&P Agreement and The Hamdan Agreement"). JOL management believes it can successfully compete in this marketplace through a combination of unique development concepts, highly professional, competent and experienced sub-contractors and consultants who are well known to the Government and effective relationship management.

The apparel businesses being conducted by Contact and Ty-Breakers in the United States (both branded and private-label) are a highly-competitive businesses populated by many companies with substantially greater financial, managerial and personnel resources than either Contact, Ty-Breakers or the Company possesses. The apparel business is characterized by frequent fashion changes, heavy advertising, promotion and fierce price competition. Ty-Breakers has few competitors but very little demand for its Tyvek apparel. Within its branded niche of fashion athletic and lifestyle apparel, management believed that Contact's branded products were unique and distinctive, of superior quality and priced competitively. Management concluded, however, that it could successfully compete in Contact's highly competitive marketplace only through aggressive brand-building efforts requiring extensive and expensive marketing, promotion, advertising and public relations expenditures which the Company could not adequately finance. In the third quarter of 2006, management determined that the financial resources required to fund the significant effort to establish Contact's brand identity were too onerous and not available and the attempts to establish the branded business were ended. As discussed above Contact then focused on its private-label business but did not meet its 2006 sales objectives. Management is examining this issue and the Contact business and the Ty-Breakers business may become dormant or be sold or discontinued in their entirety by the Company.


Engineering, Design and Construction
------------------------------------

JOL does not own or directly operate any engineering, design or construction companies or facilities and has no present plans to do so in the future. To date, JOL has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and JOL does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material, adverse impact on JOL's business or operations. JOL believes it maintains a good working business relationship with its designers, architects, contractors and consultants and has written agreements with several of them. All copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are the property of JOL. (See: "Patents, Copyrights and Trademarks").

Marketing
---------

JOL has engaged in significant marketing and promotional activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these activities. These costs and expenses are generally associated with travel, consulting & professional fees, pre-planning and feasibility studies and with preparing and making presentations to prospective clients. A number of, or possibly all, of these costs may be recoverable as "development expenses" if and when a project is actually developed. Some of these costs, however, may be non-recoverable costs.

Contact had expended resources on marketing and promotion activities in the first half of 2006 in connection with its branded business but is not expected to incur such expenses in connection with its ongoing private label business.

Manufacturing and Production:
-----------------------------

JOL does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so in the future.

Neither Contact nor Ty-Breakers own or directly operate any manufacturing or production facilities nor do they engage in any significant research and development activities. From time to time, Contact had maintained risk inventories but as of the date of this Report all inventory on hand is for orders already received by Contact.

Ty-Breakers purchasesd all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent.

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


Governmental Regulation
-----------------------

The Company expects that, in the event the Omagine project goes forward, OmagineCo will require several Omani governmental approvals of its services and products during the development, construction and operation of the Omagine Project. JOL does not anticipate any negative effects on its or OmagineCo's business from any existing or probable Omani governmental laws or regulations. OmagineCo will in all likelihood incur certain costs and sustain certain effects on its operations, all of which costs and effects are expected to be in the normal course of its business and associated with compliance with Omani regulation and laws, including environmental laws. Neither Alfa nor JOL requires any U.S. governmental approval of its services, products or activities in Oman nor does the Company anticipate any negative effects on the business of JOL from any existing or probable U.S. or Omani governmental laws or regulations.

Neither Contact nor Ty-Breakers require any governmental approval of their products nor does the Company anticipate any negative effects on the business of either Contact or Ty-
Breakers from any existing or probable governmental laws or regulations. Neither Contact nor Ty-Breakers had any costs or effects on either of their operations associated with compliance with any local, state or federal environmental laws.

Employees and Consultants
-------------------------

The Company has no full time paid employees. The Company had been obligated under separate consulting agreements to compensate Contact's former President and former Vice-President of Sales. These two consulting agreements were canceled in accordance with their terms during the third and fourth quarters of 2006, and these two individuals are no longer employees or consultants of the Company. The Company had engaged such former employees as consultants in which capacity they provided services for Contact similar to those previously provided by them as employees.

Alfa is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual have been deferred and accrued, effective October 1, 2004.

Alfa had been obligated to employ its Vice-President and Secretary at an annual base salary of $75,000 under an employment agreement which has been canceled. A portion of the salary payments due to this individual have been deferred and accrued and this individual continues to perform services for the Company as a consultant. An employment agreement with this individual may be renegotiated in the future depending upon the Company's financial performance at the time. The terms of such employment agreement, if any, cannot be determined at this time. (See "Directors and Executive Officers" and "Executive Compensation")

On March 19, 2007, Alfa and Mr. Sam Hamdan ("Hamdan") signed a consulting agreement (the "Hamdan Agreement") wherein Hamdan has agreed that up until the Financial Closing Date of the Omagine Project, Hamdan will perform those services for Alfa which a chief operating officer would otherwise perform, if Alfa had such an employee. In addition the Hamdan Agreement contemplates that, subsequent to the Financial Closing Date, Hamdan will become Alfa's President & Chief Operating Officer and an Alfa employee. (See: "Exhibits - The Hamdan Agreement")

Item 2.     Description of Property
-------     -----------------------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact Sports under a lease expiring February 28, 2013. The lease specifically allows Alfa and JOL as co-occupants. Contact also leases warehouse space in Jersey City, N.J. under a lease which has expired and now continues on a month to month basis. If the Omagine project goes forward, JOL's Omani subsidiary intends to lease office space in Muscat, Oman.


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

The following table sets forth the range of the high and low prices for the Common Stock for the four quarters in 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---
3/31/05            0.79         0.75
6/30/05            1.00         0.88
9/30/05            0.82         0.82
12/31/05           0.35         0.32

3/31/06            0.70         0.26
6/30/06            0.60         0.31
9/30/06            0.60         0.15
12/31/06           0.22         0.10


At December 31, 2006, Alfa had 32,112,964 shares of its $0.001 par value common stock ("Common Stock") issued and outstanding, and there were approximately 1,450 holders of record of such Common Stock.

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

31, 2006, Alfa had 86,937 shares of Preferred Stock issued and outstanding, with the voting powers, preferences and rights as hereinafter set forth:

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

Convertible Debentures
----------------------

On December 8, 2005, Alfa entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners, LP ("Cornell"). Upon the terms and subject to the conditions contained in the Purchase Agreement and other documents executed coincident with the Purchase Agreement (collectively, the "Transaction Documents"), the Company agreed to sell to Cornell and Cornell agreed to purchase up to $500,000 of secured convertible debentures (each, a "Convertible Debenture" and collectively, the "Convertible Debentures"). Pursuant to the Purchase Agreement, on December 8, 2005 Cornell purchased a Convertible Debenture (the "First Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the First Debenture together with accrued but unpaid interest at an annual rate of 10% was payable on or before December 7, 2008. Pursuant to the Purchase Agreement, on January 24, 2006 Cornell purchased a second Convertible Debenture (the "Second Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the Second Debenture together with accrued but unpaid interest at an annual rate of 10% was payable on or before January 23, 2009.

As of the date of this Report the Convertible Debentures and all accrued interest thereon have been paid in full.

The Company had the right, with three business day's advance written notice, to redeem a portion or all amounts outstanding under the Convertible Debentures prior to their maturity dates as follows: the Company would have had to pay an amount equal to the principal amount outstanding and being redeemed plus accrued interest thereon, plus a redemption premium of 20% of such principal amount being redeemed.

The Convertible Debentures were convertible into shares of the Company's Common Stock at the option of Cornell. The number of shares of Common Stock issuable upon a conversion equaled the quotient obtained by dividing the then outstanding amount of the Convertible Debenture to be converted (plus accrued interest thereon, if the interest was also being converted) by a price per share equal to 90% of the lowest volume weighted average price ("VWAP") of the Company's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to adjustments set forth in the Convertible Debentures (the "Conversion Price").

No event of default, as defined in the Convertible Debentures, occurred. The Convertible Debentures were secured pursuant to the terms of a Pledge and Escrow Agreement the Company entered into on December 8, 2005 with Cornell and David Gonzalez, as "Escrow Agent". Pursuant to the Pledge and Escrow Agreement, the Company pledged 3,000,000 shares of its Common Stock (the "Pledged Shares") to secure payment of the Convertible Debentures. The certificate issued in the name of the Company representing the Pledged Shares which was delivered to the Escrow Agent has been returned to the Company for cancellation and Cornell has filed the appropriate documents to extinguish and terminate their security interests in any of the Company's assets.

On December 8, 2005, the Company also entered into a Registration Rights Agreement with Cornell. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement for the resale by Cornell of the shares of Common Stock to be issued upon conversion of the Convertible Debentures and the 257,732 shares of Common Stock underlying the Warrant. The Company filed such registration statement with the SEC on Form SB-2 on January 23, 2006. The registration statement was declared effective by the SEC on July 24, 2006.

Pursuant to the Purchase Agreement, the Company issued a warrant dated December 8, 2005 ("Warrant") to Cornell to purchase 257,732 shares of Common Stock at an exercise price of $0.97 per share, subject to adjustment as set forth in the Warrant (the "Exercise Price"). The Warrant expires on December 7, 2010. If at the time of exercise of the Warrant, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant.

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

Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $184,986 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debentures. The discount is amortized over the convertible debentures' maturity period

(three years) as interest expense.

In connection with the issuance of the Debentures, Alfa issued a warrant granting the holder the right to acquire 257,732 shares of Alfa's Common Stock at an exercise price of $0.97 per share, subject to certain adjustments.

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

The transfer agent for Alfa's Common Stock is Continental Stock
Transfer and Trust Company, 17 Battery Place, New York, New York
10004.

The transfer agent for Alfa's Preferred Stock is Alfa
International Holdings Corp., 350 Fifth Avenue, Suite 1103, New
York, New York 10118.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------  -------------------------------------------------

The financial statements for fiscal years 2006 and 2005 have been audited by the Company's independent certified public accountants. All of the Company's operations are conducted through its wholly-owned subsidiaries, JOL, Contact and Ty-Breakers.

During 2006, Alfa concentrated on (1) concluding the Development
Agreement with the Government of Oman with respect to the Omagine Project proposed by JOL, and (ii) re-positioning
Contact's business as a private label business.

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


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of OmagineCo to sign the Development Agreement with the Government of Oman.

* Failure of OmagineCo to obtain the necessary Construction
    Financing required to design, build and operate the Omagine
    Project.

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad; and

* The imposition of new restrictions or regulations by government agencies in the U.S or abroad that affect the Company's business activities.

The following discussion highlights the Company's business activities during the fiscal years 2006 and 2005.

Results of Operations:

Fiscal Year Ended December 31, 2006 Compared to
Fiscal Year Ended December 31, 2005

JOL, which was acquired in October 2005, did not generate any revenue in 2005 and the $1 million revenue in 2006 at JOL was a non-recurring item attributable to a contract settlement. On May 1, 2006 a previously disclosed dispute between JOL and the State of Qatar was settled by the State of Qatar paying JOL $1 million. The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine project - which, as of the date hereof, is not certain to occur. (See: "Description of Business - Products, Services - The Omagine Project").

The Company's total revenue in 2006 was $1,182,323, an increase of $910,992 (336%) from fiscal year 2005. This increase was attributable to a $1 million contract settlement at JOL mentioned above, net of an approximately $89,000 decrease in apparel product sales during the fiscal year. Although Contact's President and Vice-President of Sales were terminated during 2006 the ongoing business operations of Contact and Ty-Breakers continue and the Company expects to fill the Contact orders presently on hand and will continue to fill any future orders received for (i) Contact's private-label products, or (ii) Ty-Breakers' products.

The cost of sales percentage (for apparel sales) was 73% in fiscal 2006 and 87% in fiscal 2005. As of the date of this Report Contact has a backlog of $40,000 of unfilled orders. The Company will hereafter rely primarily on its JOL subsidiary's operations for future revenue generation. Management is presently examining other possible sources of revenue for JOL which, subject to the Development Agreement being executed by OmagineCo and the Government of Oman, may be added to JOL's operations.

Contact's inventory at December 31, 2006 was $13,063 and was entirely associated with orders on hand at the time. No future investment in inventory is expected other than inventory manufactured and sold pursuant to specific purchase orders.

Selling and marketing expenses were $105,641 during 2006, compared to $108,003 in 2005. This decrease of $2,362 (2%) was a reflection of a decrease in such costs at Contact and an increase in such costs at JOL. The Company's marketing and promotional expenditures were $53,250 during 2006; $11,950 at Contact and $41,300 at JOL. No further significant selling and marketing expenses are expected to be incurred by Contact or Ty-Breakers until management determines on a strateg for Contact. Assuming a positive outcome of the current Discussions regarding the Omagine Project, the Company (primarily through JOL's ownership of OmagineCo) is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $1,587,854 in fiscal 2006 were $4,232,776 (73%) lower than the $5,820,630 incurred in fiscal 2005. The primary reason for this decrease was the $5,079,919 non-cash extraordinary expense incurred in 2005 to recognize the goodwill impairment associated with the acquisition of JOL in October 2005. Excluding this 2005 extraordinary item, the Company's general and administrative expenses of $1,587,854 in fiscal 2006 represent an increase of $847,143 (114%) over the $740,711 of corresponding general and administrative expenses in fiscal 2005. This $847,143 increase was primarily attributable to increased costs associated with Alfa's sale of the Debentures and to costs incurred during 2006 at JOL (which was not owned by Alfa during the first nine months of 2005) for travel, consulting, legal and professional fees associated with the Omagine Project, including costs and fees related to JOL's March 2006 presentation of the Omagine Project to the Government of Oman.

The Company sustained a net loss of $767,951 during 2006 as compared to a net loss of $5,900,662 during 2005. The primary reason for this decrease of $5,132,711 (87%) in the Company's net loss was the $5,079,919 extraordinary goodwill expense incurred in 2005 mentioned above. Excluding this 2005 extraordinary item, the Company's net loss of $767,951 in fiscal 2006 represents a decrease of $52,792 (6%) over the corresponding net loss of $820,743 in 2005 and furthermore the Company's 2006 net loss is ameliorated by the $1 million extraordinary income item in 2006 attributable to the above-mentioned settlement with the State of Qatar. Amortization of $84,735 of non-cash costs associated with the Debenture financing and $56,791 of non-cash costs associated with stock based compensation related to stock options were incurred by the Company in 2006. After provision for the payment of $21,042 in dividends on its preferred stock, the Company sustained a net loss applicable to common stockholders of $788,993 in 2006. The 2006 period includes the results of JOL for a full fiscal year as opposed to the 2005 period which only includes JOL's results for one fiscal quarter.

The Company expects to experience losses for at least the next several quarters due to an insufficient level of revenue. The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to JOL. The continued losses for the Company are attributable to the failure to attain a sufficient level of sales and revenue. The Company will need to substantially increase its sales revenue in order to attain profitability.


No significant capital expenditures were incurred during fiscal year 2006. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures during fiscal 2007.

Liquidity and Capital Resources

The Company has experienced negative cash flows from operations for the past several years. In 2006, the Company's negative cash flow from operations of $(306,228) was offset primarily by its positive cash flow from financing activities of $296,517, consisting of: the $215,000 net proceeds from the sale by the Company of a Debenture; the $20,000 net proceeds from the sale by the Company of shares of its Common Stock; and the $51,517 proceeds from loans to the Company from Officers and Directors. The Company incurred net losses of $ 767,951; $5,900,662; [$820,743 before a non-cash charge of $5,079,919 for goodwill expense] and $1,020,624 in fiscal 2006, 2005 and 2004, respectively, an aggregate net loss of $7,689,237 [$2,609,318 before a non-cash charge in 2005 of $5,079,919 for goodwill expense] for those three fiscal periods. The Company does not expect to incur any expenses in the forseeable future for advertising, marketing or promotional expenses for Contact but does expect, subject to the Omagine Project going forward, such expenses to increase at OmagineCo.

At December 31, 2006, the Company had a working capital deficit of ($920,162), compared to a working capital deficit of ($633,747) at December 31, 2005. This $286,415 increase in the
Company's working capital deficit is attributable to a $288,128 increase in current liabilities consisting of:

     (a) $196,662 in additional accounts payable [primarily due to professional fees at JOL];

     (b) $145,630 of additional accrued payroll liabilities; and

     (c) a $51,517 increase in loans to the Company from officers and directors offset by:

     (a) a $16,028 reduction in customer deposits payable;

     (b) a $46,670 reduction in accrued expenses

     (c) $42,983 decrease in preferred stock dividends payable,

At December 31, 2006, the Company had $67,831 in current assets, consisting of $27,961 in cash, $26,276 in accounts receivable;
$13,063 of inventory and $531 of prepaid assets.

The Company's current liabilities at December 31, 2006 totaled
$987,993, consisting of $603,783 of accounts payable and accrued expenses, $12,140 of customer deposits, $51,517 due to officers and directors and $320,553 in accrued payroll.

Of the $987,993 of current liabilities at December 31, 2006, - $617,519 or 63% represents amounts which are either (i) due to officers and/or directors ($372,070), or (ii) have, as of the date of this Report, been exchanged for shares of Common Stock ($245,449) in lieu of cash.

The $306,228 of funds used by operating activities during 2006 were used primarily to fund the net loss of $767,951 [less the non-cash charges totaling $157,462] plus the increases in accounts receivable ($23,646) and inventory ($11,643)and the decreases in customer deposits($16,028) and accrued expenses ($46,670). Operating funds were primarily provided by decreases in prepaid expenses ($19,971) and increases in accounts payable ($196,663), accrued interest payable ($40,219) and accrued payroll ($145,630).

Funds totaling $3,894 were invested during 2006 in computer and office equipment.

Funds totaling $296,517 were provided by financing activities during 2006 from proceeds realized from the sale of common stock
($20,000)and a Debenture ($225,000) and from loans and advances to the Company from officers and directors ($51,517).

As a result of the foregoing, the Company had a cash balance at December 31, 2006 of $27,961 as compared to a cash balance of $41,566 at December 31, 2005.

The Company will rely principally upon the business of its JOL subsidiary for revenue growth.

The continuation of JOL's efforts to organize OmagineCo, sign the Development Agreement and develop the Omagine Project is also contingent upon the receipt by Alfa and/or JOL of the necessary financing to fund JOL's operations.

The Company will need to raise significant additional capital and/or secure significant additional financing in order to execute its presently conceived business plan with respect to JOL. There can be no assurance given at this time that the Company will be able to raise or secure the significant amounts of financing necessary for it to execute its presently conceived business plan. The Company's inability to secure or arrange additional funding to implement JOL's business plan will significantly affect JOL's - and the Company's - ability to continue operations.

The Company does not expect the apparel businesses of either
Contact or Ty-Breakers to provide the funding necessary for the Company's planned operations.

In March 2004 Contact entered into a one-year agreement (the "Factoring Agreement") with a company ("Factor") specializing in factoring accounts receivable. The Factoring Agreement was deemed renewed from year to year following the initial term unless terminated with notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis. The Factoring Agreement continued in effect until March 15, 2007 when it was terminated in accordance with its terms by Contact.

Prior to the date hereof, the Company has to a great extent relied on the net proceeds from private placement sales of its Debentures and equity securities to fund its operations. No assurances can be given that such sales will be able to be made in the future.

As of the date hereof, Alfa has 4,100,500 warrants outstanding at an exercise price of $0.75 per share of Common Stock. The Company reduced the exercise price of these warrants to $0.60 for the period beginning June 7, 2005 and ending August 12, 2005 (the "Exercise Period"). During the Exercise Period warrant holders exercised 253,500 warrants at the reduced exercise price of $0.60 per share and the Company received net proceeds therefrom of $137,490. The remaining 4,100,500 unexercised warrants are exercisable at $0.75 per share and the Board of Directors has extended their expiration date from April 30, 2007 to July 31, 2007. Alfa has other warrants issued and outstanding at varying exercise prices and expiration dates. (See: Notes to Financial Statements - Note 6)

Impact of Inflation
-------------------

The general level of inflation both in the U.S and Oman has been relatively low during the last several fiscal years and has not had a significant impact on the Company. This condition is expected to continue during fiscal 2007.


Risk Factors
------------

As discussed just prior to Item 1, "Description of Business", certain statements made in this report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include but are not limited to: the uncertainty of success associated with JOL's ongoing efforts relative to its contract negotiations with the government of the Sultanate of Oman relating to the Omagine project; the uncertainty associated with political events in the Middle East in general; and the success or failure of Alfa's continuing efforts to secure additional financing.


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

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although the Company is working to comply with these requirements, the Company has no employees. The Company's lack of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective.



Item 8B.      Other Information
-------       -----------------

None

                          PART III
                          --------

Item 9.     Directors, Executive Officers and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
-------     --------------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           62       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      53       Vice-President, Secretary and
                                   Director

Salvatore J. Bucchere     63       Director

Kevin O'C. Green          59       Director

Louis J. Lombardo         62       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Alfa since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business and was itself acquired by Alfa in 1997. Mr. Drohan serves as a Director and the Chairman of all of Alfa's subsidiaries. He is also a Director and the Chairman of The Renaissance Team, Inc.("TRT") and Renaissance Development Holdings, Inc.("RDH"), both of which are privately held companies offering a wide variety of services including: branding, marketing, management, political and strategic visioning, and development management consulting services.

Charles P. Kuczynski served as a Director and Secretary of Alfa between 1988 and 1993 and from 1996 to the present and is also President of Ty-Breakers Corp. and Vice-President of Contact Sports, Inc. Mr. Kuczynski serves as a Director and the Secretary of all of Alfa's subsidiaries. He also serves as the Secretary of TRT and RDH.

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

Kevin O'C. Green graduated from St. Peter's Preparatory School, Jersey City, New Jersey in 1966 and graduated from the College of St. Thomas, St. Paul in Minnesota in 1970 with majors in Geology and Philosophy. He graduated from the University of Minnesota Law School in 1975 and has practiced law in Minnesota as a trial lawyer since that time. He has extensive experience in business litigation including securities fraud and his law practice has extended to several different states. He has represented many business clients over the years, including the Minneapolis Star and Tribune. Mr. Green also has business interests in Honduras where he is the owner of a mining company. Mr. Green lives and practices law in Mankato, MN and he has been an Alfa director since 2001.

Louis J. Lombardo became an Alfa Director on July 1, 2005. Mr. Lombardo retired after 35 years at American Express where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. His responsibilities included controlling International Risk Management & Global Fraud as well as customer service for both Cardmembers and Merchants. Mr. Lombardo holds an MBA degree from New York University. Presently, Mr. Lombardo runs his own consulting company and owns and operates two privately held businesses. He lives in New York City.

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

The Company has an audit committee and a compensation committee each designated by the Board of Directors. The members of the Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent outside director, is the Chairman of the Audit Committee and is an audit committee financial expert. See: ("Item 9 - Salvatore J. Bucchere").

The Company intends to adopt during the second quarter of 2007 a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. More time was needed to complete the drafting of the Company's code of ethics and to get it approved by the Board of Directors. The Company intends to post a copy of its code of ethics on the Company's website, www.alfacorp.net in 2007.

JOL's primary strategic consultant, Mr. Sam Hamdan ("Hamdan"), President & Chief Strategist of the Michigan based Global Leadership Team, is a native of Lebanon, a citizen of the U.S. and widely known across the Middle East for his work in organizing and directing various high level conferences dealing with leadership, strategic planning, entrepreneurship, innovation and economic matters. Mr. Hamdan, who has two Masters Degrees and is fluent in both Arabic and English, is the isionary who created the "U.S.- Arab Economic Forum" held bi-nnually in the United States (see: www.usaeforum.org and www.usaeforum.org). The Forum is held in cooperation with, among others, the U.S. Departments of State and Commerce. In 2006 Mr. Hamdan and GLT also organized and delivered the World Summit on Innovation and Entrepreneurship in Muscat, Oman (www.wsie.org) and Mr. Hamdan and his branding experts at GLT were the developers of the Omagine brand for JOL. On March 19, 2007 Alfa and Hamdan signed a consulting agreement (the "Hamdan Agreement") wherein Hamdan has agreed that up until the Financial Closing Date of the Omagine Project, Hamdan will perform those services for Alfa which a chief operating officer would otherwise perform, if Alfa had such an employee. The Hamdan Agreement does not obligate Alfa to pay any cash compensation to Hamdan for his services thereunder but does grant Hamdan options to purchase up to 800,000 shares of Alfa's Common Stock at a purchase price of $0.25 per share, exercisable ratably over five (5) years from the date of the Hamdan Agreement (the "Hamdan Options"). In addition the Hamdan Agreement contemplates that, subsequent to the Financial Closing Date, Hamdan will become Alfa's President and Chief Operating Officer and an Alfa employee. The Hamdan Options are exercisable only during periods which (i) the Hamdan Agreement remains in effect, or (ii) Mr. Hamdan is an employee of Alfa. (See:
"Exhibits - The Hamdan Agreement")

Section 16(a) Beneficial Ownership Reporting Compliance

NONE

Item 10.     Executive Compensation
-------      ----------------------

The following table sets forth information relating to the aggregate compensation received by the then current Executive Officers of the Company for services in all capacities during the Registrant's three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer whose total cash compensation exceeded $100,000.

                                   SUMMARY COMPENSATION TABLE
      (a)                (b)        (c)        (d)       (e)          (f)          (g)
                                                    Accrued Salary   Option
Name and Principal                Salary(1)   Bonus   Payable(1)     Awards(2)    Total
Position                 Year       ($)        ($)       ($)          ($)          ($)
-------------------      ----     ---------   ----- -------------    ------    ----------
Frank J. Drohan
Chief Executive and
Financial Officer        2006     $26,042        0    98,958         $ 7,500     $132,500
                         2005     $     0        0   125,000         $   0       $125,000
                         2004     $79,167        0    45,833             0       $125,000

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on registrant's books.



(2) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named Executive Officer. The amount shown represents awards granted prior to 2006. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2006.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.


The following table shows the number of shares covered by exercisable and unexercisable options held by the Company's
Chief Executive Officer on December 31, 2006.

                            ALFA INTERNATIONAL HOLDINGS CORP.
                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                    DECEMBER 31, 2006
                     (b)                  (c)
                 Number of            Number of
                 Securities           Securities
                 Underlying           Underlying           (d)
                 Unexercised          Unexercised      Option Exercise         (e)
(a)              Options (#)          Options (#)         Price         Option Expiration
Name             Exercisable          Unexercisable        ($)                 Date
----             ----------           -------------    -------------    -----------------

Frank J. Drohan    500,000                0                $0.25          August 31, 2011

There were no shares of the Company's common stock acquired during 2006 upon the exercise of options.

No stock options were granted in 2006 to the Company's Chief
Executive Officer or any other Officer. There can be no assurance that the Grant Date Fair Value of Stock Option
Awards will ever be realized.

The following table summarizes information as of the close of business on December 31, 2006 about (i) the options under the Alfa International Corp 2001 Stock Option Plan (the "Alfa Plan") which was approved by the Company's stockholders, options issued outside of the Alfa Plan and warrants.

                           Equity Compensation Plan Information
                           ------------------------------------
                                                                     Number of securities
                                                                     remaining available
                                                                     for future issuance
                         Number of securities  Weighted-average         under equity
                         to be issued upon     exercise price of      compensation plans
                           exercise of            outstanding       (excluding securities
                        outstanding options,   options, warrants        in column (a)
                        warrants and rights      and rights
                               (a)                  (b)                    (c)
                         ------------------    -----------------     --------------------
The Alfa Plan            1,040,000              $0.38                  1,460,000
-----------------------------------------------------------------------------------------
Non-Alfa Plan              125,000              $0.10                          0
-----------------------------------------------------------------------------------------
Warrants                 4,450,467              $0.78                          0
-----------------------------------------------------------------------------------------
TOTAL                    5,615,467              $0.69                  1,460,000
-----------------------------------------------------------------------------------------

                                49

Our current stock option plan (the "Alfa Plan") is explained in detail below under the heading "Stock Options" and in Note 6 to the accompanying consolidated financial statements.


The following chart summarizes the annual compensation for the Company's non-employee directors during 2006.

                                  Director Compensation
                                  ---------------------

                            (b)           (c)                          (e)
                           Fees          Stock          (d)          All Other       (f)
         (a)              Earned         Awards    Option Awards   Compensation     Total
        Name               ($)            ($)          ($) (1)         ($)           ($)
------------------------  -----         -------    -------------   ------------     -----
Salvatore Bucchere        $1,000          0          1,200           0              2,200
Kevin Green               $1,000          0          1,200           0              2,200
Louis Lombardo            $1,000          0          4,111           0              5,111


(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named Director. The amount shown represents awards granted prior to 2006. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2006. Directors who are not Company employees are compensated for their service as a director as shown in the chart below:


                   Schedule of Director Fees
                      December 31, 2006


Compensation Item                                     Amount ($)
--------------------------------------------          ----------
Annual Retainer                                            $   0
Attendance at Annual Meeting                                 500
Per Board Meeting Fee (attendance in person)                 500
Per Board Meeting Fee (attendance by teleconference)         250
Per Committee Meeting Fee (in person or by teleconference)     0
Appointment Fee Upon Election to Board of Directors            0
Non-qualified stock options                               (1)(2)



(1) On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 30,000 non-qualified stock options at the closing price on the date of grant, vested ratably over three years.

(2) For non-employee outside Board members that have served on the Board for at least 3 years, 10,000 options (or such other number of shares determined by the Board in its discretion) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably over three years (or such other vesting period as determined by the Board in its discretion).

             Stock Options Granted to Directors
             ----------------------------------

On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 30,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion) effective on the date of appointment. The price of the option is the closing bid price on the date of grant and the option vest over three years provided the Board member continues to hold office. On November 14, 2004, the Company awarded options to purchase 30,000 shares of its common stock to each of its then two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.17 per share. The options expire five years after the date of grant. Effective January 1, 2004, 2005 and 2006 10,000 of such options vested to each of Messrs. Bucchere and Green. On July 1, 2005, the Company awarded options to purchase 30,000 shares of its common stock to Mr. Louis J. Lombardo, an outside Director, at an exercise price of $1.00 per share. The options expire five years after the date of the grant. Effective July 1, 2005 and July 1, 2006, 10,000 of such options vested to Mr. Lombardo. Effective July 1, 2007, an additional 10,000 of such options shall vest to Mr. Lombardo provided he is still a director of the Company on such date. Non-employee outside Board members that have served on the Board for at least 3 years will be granted 10,000 options (or such other number of options as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant. The date of grant shall be the first business day of each fiscal year next following completion of such three years of service. During 2006, no additional options were granted to Board members. Directors of the Company, who are employees of the Company do not receive additional compensation for their services as Directors.


Report on the Repricing of Any Options or Stock Appreciation
Rights
----------------------------------------------------------------

There was no repricing of any options during fiscal year 2006
The Company has never issued any stock appreciation rights.

Employment Agreements and Consulting Agreements
-----------------------------------------------

In September 2001, Alfa entered into an employment agreement (the "Drohan Agreement") with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Alfa is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, effective October 1, 2004, the Drohan Agreement was modified and, except for a six week period in 2006, the Company suspended salary payments to Mr. Drohan. Beginning November 1, 2004 and continuing to date, Mr. Drohan has continued to provide services to the Company pursuant to the Drohan Agreement and the Company has accrued Mr. Drohan's unpaid salary. The Company, has agreed to pay such unpaid and accrued salary to Mr. Drohan without interest when, and if, the Company has the financial resources to do so.

Pursuant to a written employment agreement effective September 1, 2001 (the "Kuczynski Agreement"), Alfa was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. The Kuczynski Agreement was terminable by the Company as of December 31, 2003 provided that the Company's net sales for 2003 were not at least $1,000,000. Mr. Kuczynski's employment agreement provided for an option to purchase 50,000 shares of Common Stock at $0.25 per share during each of the first 5 years of the employment term (the "Kuczynski Options"). By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled and the Company discontinued making salary payments to Mr. Kuczynski. The Company has accrued $46,672 of unpaid salary due to Mr. Kuczynski and has agreed to pay such unpaid and accrued salary to Mr. Kuczynski without interest when, and if, the Company has the financial resources to do so. Beginning November 1, 2004 and continuing to date, the Company has engaged the services of Mr. Kuczynski as a consultant and an employee and has agreed to keep the Kuczynski Options in effect until Mr. Kuczynski ceases to be either a consultant or employee of the Company. The Company has made payments to him for such consulting services which comprised services similar to those he provided as an Alfa employee plus services associated with Contact and JOL. Provided JOL is successful in signing the Development Agreement with the Government of Oman, the Company intends to enter into a new employment agreement with Mr. Kuczynski.

Pursuant to a written employment agreement effective September 1, 2001 (the "Giscombe Agreement"), Contact was obligated through December 31, 2006 to pay its President and Chief Operating Officer, Mr. Kye Giscombe, an annual base salary of $75,000, plus an additional bonus based on a combination of Contact's net sales and earnings before taxes. The Giscombe Agreement was terminable by the Company as of December 31, 2003 provided that the Company's net sales for 2003 were not at least $1,000,000. Mr. Giscombe's employment agreement provided for an option to purchase 50,000 shares of Alfa's Common Stock at $0.25 per share during each of the first 5 years of the employment term (the "Giscombe Options"). By mutual agreement between the Company and Mr. Giscombe, effective October 1, 2004, the Giscombe Agreement was cancelled and the Company discontinued making salary payments to Mr. Giscombe. Beginning November 1, 2004 and continuing through April 30, 2006, the Company had engaged the services of Mr. Giscombe as a consultant and the Company had made payments to him for consulting services which comprised services essentially identical to those he provided to Contact as a Contact employee. Pursuant to a May 1, 2006 letter agreement Mr. Giscombe was rehired by Contact as an "at will" employee without any employment agreement. Pursuant to the Alfa Plan, the Company had agreed to keep the Giscombe Options in effect until Mr. Giscombe ceased to be either a consultant or employee of Contact. Provided Contact was successful in its "branded-product" business, the Company intended to enter into a new employment agreement with Mr. Giscombe. Contact was not successful in its "branded-product" business and in July 2006 Mr. Giscombe ceased to be either an employee or consultant of Contact or the Company. The Giscombe Options expired unexercised in 2006 in accordance with their terms.

In February 2004, Contact hired Edward Baker ("Baker") as its Vice President of Sales. Contact and Baker entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 and providing for customary fringe benefits (the "Interim Agreement"). At June 30, 2004, Contact and Baker agreed to extend the Interim Agreement. In accordance with a Letter Agreement (the "January Letter Agreement") dated January 15, 2005, Baker ceased to be an employee of Contact or the Company effective January 15, 2005. Effective January 16, 2005, the individual became a consultant to Contact, providing services similar to those performed by him as a Contact employee. Pursuant to the January Letter Agreement, Alfa also granted Baker an option to purchase up to 50,000 shares of its common stock at a purchase price of $.10 per share (the "Baker Option"), such option valid until January 30, 2007 but exercisable only if Baker is employed by, or engaged as a consultant to, Contact at the time of such exercise. Pursuant to a May 4, 2006 letter agreement (the "May Letter Agreement") Mr. Baker was re-engaged by Contact as a consultant and the Company agreed to keep the Baker Option in effect until Mr. Baker ceased to be either a consultant or employee of Contact. Provided Contact met its sales goals in its "private-label" business, the Company intended to enter into a new employment agreement with Mr. Baker. Contact did not attain its sales goals for 2006 in its "private-label" business and in December 2006 Mr. Baker ceased to be either an employee or consultant of Contact. In December 2006, the Baker Option expired unexercised in accordance with its terms.


CONSULTING AGREEMENTS
---------------------

The Company is or was a party to several consulting agreements with different parties as follows:

A. Consulting Agreement:

Alfa entered into a three-year consulting agreement beginning March 1, 2002 which was terminated on April 30, 2004 by a settlement agreement. Pursuant to the settlement agreement Alfa issued a warrant entitling the consultant to purchase up to 500,000 shares of Common Stock at $0.14 per share. The warrant expired unexercised on April 29, 2006.

B. Consulting Agreement:

On June 1, 2004 Alfa entered into a two-year consulting agreement which was terminated on April 1, 2005. Pursuant to the agreement Alfa issued a warrant to the consultant for 250,000 shares of Common Stock at an exercise price of $0.14 per share. The warrant expired unexercised on May 31, 2006. Effective December 29, 2003 JOL entered into a two-year consulting agreement with the same consultant which agreement was terminated on April 2, 2005. Pursuant to that agreement Alfa issued warrants (in exchange for JOL warrants) to the consultant for a total of 62,235 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire on June 8, 2007.

C. Consulting Agreement:

Effective December 20, 2004 the Company entered into a two-year agreement whereby the consultant would assist the Company in its financial public relations, marketing, promotional and capital raising activities. This agreement expired in accordance with its terms on December 19, 2006. Pursuant to the agreement Alfa issued 100,000 shares of its unregistered and restricted Common Stock to the consultant and issued the consultant a warrant for 20,000 shares of Common Stock at an exercise price of $0.20 per share. The warrant expires on December 19, 2007.

D. Consulting Agreement:

Effective March 19, 2007 Alfa entered into a consulting agreement with Mr. Sam Hamdan (See: "Employees and Consultants" and "Exhibits - The Hamdan Agreement") whereby (i) Mr. Hamdan will provide ongoing consulting services to the Company, and
(ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's President and Chief Operating Officer. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 800,000 shares of Alfa's Common Stock at $0.25 per share (the "Hamdan Option"), exercisable ratably at 160,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The Hamdan Option is exercisable only if (i) the Hamdan Agreement is effect, or (ii) Hamdan is an Alfa employee.

Employment Benefits

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan. The Company has maintained its group medical coverage in effect for its former employees who have agreed to continue providing services to the Company as consultants.

Stock Options

The Company instituted the "Alfa International Corp. 2003 Stock Option Plan" (the "Alfa Plan"). The Alfa Plan provides for the granting of Incentive Stock Options and Non-qualified Stock Options to all employees and others who perform key services, to purchase up to 2,500,000 shares of Common Stock at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant. Exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Alfa Plan was approved by the Company's shareholders and expires on February 28, 2014.

On March 19, 2007, in accordance with the Hamdan Agreement, Alfa issued Hamdan options to purchase up to 800,000 shares of Alfa's Common Stock at $0.25 per share exercisable ratably at 160,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. These options are exercisable only if (i) the Hamdan Agreement is effect, or (ii) Hamdan is an Alfa employee. 160,000 of such options are currently exercisable.

On December 16, 2005, in accordance with a contract, Alfa granted Agora Public Relations an option to purchase up to 200,000 shares of Common Stock at a purchase price of $0.82 per share. All such options are currently exercisable.

In July 2005, the Company issued 30,000 non-qualified stock options to Mr. Louis J. Lombardo, an outside director. The options are exercisable at a price of $1.00 per share and expire five years after the date of the grant. As of the date of this Report, 20,000 of Mr. Lombardo's options are vested. Effective

July 1, 2007, an additional 10,000 of such options shall vest to Mr. Lombardo provided he is still a director of the Company on such date.

On January 16, 2005, Alfa granted Mr. Edward T. Baker an option to purchase up to 50,000 shares of Common Stock at a purchase price of $0.10 per share. Mr. Baker is no longer an employee or consultant of Contact and this option expired unexercised in December 2006.

In November 2004, the Company issued 30,000 non-qualified stock options to Mr. Salvatore J. Bucchere, an outside director and 30,000 non-qualified stock options to Mr. Kevin O'C. Green an outside director. The options are exercisable at a price of $0.17 per share and expire five years after the date of grant. All such options are currently exercisable.

In September 2001 in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan, Giscombe and Kuczynski to purchase a total of 1,000,000 shares of the Company's Common Stock. The options are exercisable at a price of $0.25 per share, vest ratably over five years and expire ten years after the date of grant. Mr. Giscombe's 250,000 options expired unexercised in 2006. The 500,000 options held by Mr. Drohan and the 250,000 options held by Mr. Kuczynski are currently exercisable.

In 1997, in connection with the settlement of an outstanding obligation with Brown & Bain, P.A, the Company granted Brown & Bain the option to purchase 125,000 shares of the Company's Common Stock at $0.10 per share. This option expires on November 5, 2007 and is currently exercisable.

As of December 31, 2006, there were no incentive stock options outstanding under the Alfa Plan, and there were 1,165,000 non-qualified options issued and outstanding as follows:

Name               No. of options  Option Price   Date of Grant
---------------    --------------  ------------   -----------

Brown & Bain          125,000         $0.10        11/6/1997
Frank Drohan          500,000         $0.25         9/l/2001
Charles Kuczynski     250,000         $0.25         9/l/2001
Salvatore Bucchere     30,000         $0.17        11/1/2004
Kevin Green            30,000         $0.17        11/1/2004
Louis Lombardo         30,000         $1.00         7/1/2005
Agora P. R.           200,000         $0.82        12/16/2005

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management.
--------     ------------------------------------------------

The following table sets forth as of December 31, 2006: (i) the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company, and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (7)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            6,048,006                18.8%

Charles P. Kuczynski (l)(4)         613,669                 1.9%

Salvatore S. Bucchere (1)(5)         51,644                 0.2%

Louis J. Lombardo (1)(6)            281,300                 0.9%

Kevin O. Green (1)(5)                77,016                 0.2%

Robert F. Peacock (2)             1,982,500                 6.2%

Muftah Benomran (2)               4,661,078                14.5%

Mohammed K. Al-Sada (2)           3,111,292                 9.7%

Mahmoud Gebril El-Warfally (2)    1,936,637                 6.0%

All officers and Directors
As a Group of 5 Persons           7,071,635                22.0%

----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Alfa. Messrs. Drohan &
Kuczynski are officers of Alfa.

(2) The address for each of these individuals is c/o the Company.

(3) Does not include Mr. Drohan's 500,000 currently exercisable stock options granted under his employment agreement. All such options are exercisable at $0.25 per share.

(4) Does not include Mr. Kuczynski's 250,000 currently exercisable stock options granted under his employment agreement. All such options are exercisable at $0.25 per share.

(5) Does not include the 60,000 currently exercisable stock options (30,000 held by Mr. Bucchere and 30,000 held by Mr.
Green) granted to them upon their election as outside directors.
All such options are exercisable at $0.17 per share.

(6) Does not include Mr. Lombardo's 20,000 currently exercisable stock options granted to him upon his election as an outside director. All such options are exercisable at $1.00 per share.

(7) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.



                 Changes in Control Arrangements
                 -------------------------------
No change in control arrangements existed at December 31, 2006.



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

AmeriCapital Renaissance Group, LLC
-----------------------------------

To the best of the Company's information and belief, AmeriCapital Renaissance Group, LLC ("AmeriCapital"), is a New York limited liability corporation but management is uncertain if AmeriCapital is a corporation in good standing in the State of New York. JOL had a Financial Advisory Services Agreement (the "Advisory Agreement") with AmeriCapital. In March 2007, the parties agreed that the Advisory Agreement was terminated effective March 15, 2007. To the best of the Company's information and belief, the president and sole shareholder of AmeriCapital is Mr. Agron Telaku ("Telaku"). Frank Drohan, Alfa's President, never was and is not now a minority shareholder nor an officer or director of AmeriCapital as previously reported in the Company's Report on Form 10-KSB for the fiscal period ended December 31, 2005. This inaccuracy occurred based upon the false written representation of Telaku verifying its accuracy, which written representation Telaku has apparently recently disavowed. The Advisory Agreement was executed in February 2006 in Oman by JOL subject to the explicit contemporaneous understanding between JOL and AmeriCapital (confirmed by Telaku) that the Advisory Agreement would be reviewed, modified and amended to JOL's satisfaction before the end of 2006. Based upon Telaku's continued representations to the Company regarding the foregoing, the Company made significant payments to Telaku during 2006. From February 2006 and continuing to date, an array of legal, financial and personal difficulties and issues has overwhelmed Telaku making him habitually unavailable and unable and unwilling to perform his duties. The Company and JOL consider the Advisory Agreement to be null and void for a variety of reasons, not the least of which is Telaku's acknowledgement of that fact. In March 2007 concurrent with the termination of the Advisory Agreement, Telaku and TRT (as defined below) agreed in principle that, subject to certain conditions precedent, TRT would employ Telaku to pursue TRT's pending financial advisory and investment banking projects (other than the Omagine Project) and in such capacity to perform the tasks and the work for JOL as contemplated by the Advisory Agreement. Notwithstanding this agreement, the Company received an incoherent e-mail communication from Mr. Telaku on April 12, 2007 which, to the best of the Company's understanding, seemed to indicate his disavowal of these arrangements and agreements. Since February 2006 it has been difficult to locate or communicate with Mr. Telaku and recent attempts have been unsuccessful. While the Company is hopeful that Mr. Telaku can resolve his present legal and financial difficulties and take up his responsibilities and position with TRT as agreed, based on Mr. Telaku's personal difficulties and recent actions, no assurances can be given at this time that this will actually occur or that this matter can or will be resolved amicably. Mr. Telaku's intentions are unclear and JOL is unable to ascertain them. While management deems it unlikely at this time, litigation may result as the only feasible method of resolution of this matter. Although management has not yet consulted with counsel on this matter, the Company believes that neither it nor JOL has any liability toward AmeriCapital or Telaku and that the Advisory Agreement is null and void. JOL will make other arrangements with respect to engaging the services of a financial adviser and under no circumstances will it engage AmeriCapital in such a role. There are many such competent financial advisory firms with competitive pricing available and the Company believes it maintains a good relationship with several such financial advisory firms. The Company does not believe that the loss or inability of Telaku to perform the services contemplated by the Advisory Agreement would have a material, adverse impact on JOL's or the Company's business or operations.

The Renaissance Team, Inc.
-------------------------

Mr. Sam Hamdan, who has a consulting agreement with Alfa and who, under certain circumstances, may become Alfa's president (See: "EMPLOYEES and CONSULTANTS" and "CONSULTING AGREEMENTS" and "EXHIBITS - The Hamdan Agreement") is also the president of

The Renaissance Team, Inc., a privately held company ("TRT"). Frank J. Drohan ("Drohan"), Alfa's President and Chief Executive Officer, is the Chairman of TRT and Charles P. Kuczynski, Alfa's Vice- President and Secretary, is the Secretary of TRT. TRT was organized in December 2006 by Mr. Hamdan and Mr. Drohan and its business is not in competition with that of the Company. Mr. Drohan's employment agreement with the Company permits him to be involved in any other business enterprise that does not compete with the Company. Each of Mr. Hamdan and Mr. Drohan own 50% of TRT's equity and, as of the date of this Report, TRT is in the process of concluding the acquisition of the business and certain assets of The Global Leadership Team, Inc. ("GLT"). Mr. Hamdan is currently the president and sole shareholder of GLT (www.gltweb.com). Prior to the organization of TRT, Mr. Hamdan and GLT had performed significant services, including branding, strategic consulting, strategic visioning, marketing, financial and project finance planning, public relations, event management and management consulting services for JOL with respect to the proposed Qutopia Project in Qatar and the Omagine Project in Oman. On March 19, 2007, concurrent with the execution of the Hamdan Agreement, Alfa entered into another agreement with GLT and Hamdan (the "Subscription Agreement") whereby pursuant to the Subscription Agreement, the unpaid account payable of $245,449 due to GLT from JOL for services rendered between 2003 and 2006 was extinguished and exchanged for 2,454,490 shares of Alfa Common Stock. There have been no transactions between TRT and the Company to date, but based upon JOL's use of GLT's services in the past - and assuming TRT's ultimate acquisition of GLT's business - the Company anticipates that such transactions will occur in the future. TRT had planned to employ Telaku but based on the circumstances described above, unless Telaku is able to resolve his difficulties, that seems unlikely to occur. TRT may act as the financial advisor to OmagineCo but no such agreement has yet been concluded. Hamdan, Drohan and TRT have agreed with respect to any such possible future transaction(s) between TRT and the Company (a "Related Party Transaction") that any such Related Party Transaction will be structured such that it provides substantially better terms and conditions to the Company than would otherwise be available to the Company if the Company were to negotiate and conclude such Related Party Transaction on an "arms-length" basis with a company with which Mr. Hamdan and/or Mr. Drohan were not associated. Furthermore, any such Related Party Transaction will be in compliance with the Company's Code of Ethics.

Related Party Payables
----------------------

At December 31, 2006, the Company has included $372,070 in its balance sheet as related party payables representing accrued and unpaid salary and unreimbursed expenses due to Mr. Drohan and Mr. Kuczynski and accrued and unpaid fees and unreimbursed expenses due to its outside directors.


Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit                                                  Page
Numbers             Description                         Number
-------            -------------                        -------

31                 Sarbanes-Oxley certification           64

32                 Sarbanes-Oxley certification           66

99.1               The J&P Agreement

99.2               The Hamdan Agreement


    (b) Reports on Form 8-K

On March 30, 2006 the Company filed a Form 8-K/A amending the the pro-forma financial information contained in the Form 8K/A dated November 17, 2005. The Company changed the accounting method from the "reverse-purchase" accounting it had originally used to account for the acquisition of JOL in October 2005.

On April 18, 2006 the Company filed a Form 8-K disclosing the press release it issued updating shareholders and interested parties on its Omagine real estate project in Oman.

On May 2, 2006 the Company filed a Form 8-K disclosing the press release updating shareholders and interested parties on the conclusion of the one million dollar settlement with the State of Qatar.

On September 29, 2006 the Company filed a Form 8-K disclosing the press release announcing the extension of the warrants associated with its Series B Preferred Stock and giving an update regarding corporate events.

On January 2, 2007 the Company filed a Form 8-K disclosing the press release announcing the signing of an agreement between JOL and Joannou & Paraskevaides (Overseas) Ltd.




Item 14.      Principal Accountant Fees and Services
-------       ---------------------------------------

Audit Fees:
-----------


The registrant was billed by its independent registered public accounting firm $17,000 in 2005 and $24,000 in 2006 for all auditing and review services performed by him for the registrant in connection with registrant's regulatory filings during such fiscal years.

Audit Related Fees:
-------------------

None


Tax Fees:
---------

The registrant was billed by its independent registered public accounting firm $3,000 in 2005 and $5,000 in 2006 for all tax accounting work performed by him associated with the registrant's tax return filings for such fiscal years.

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

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.


Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief        April 17,2007
FRANK J. DROHAN         Executive and Financial
                        Officer

CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13a-14 AND 15d-14 AS
ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, Frank J. Drohan, certify that:

1. I have reviewed this annual report for the period ended
December 31, 2006 on Form 10-KSB of Alfa International Holdings
Corp. (the "Registrant");

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


Date: April 17, 2007



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





                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Alfa International Holdings Corp. on Form 10-KSB for the period ending December 31, 2006 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 17, 2007


The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alfa International
Holdings Corp.

I have audited the accompanying consolidated balance sheets of Alfa International Holdings Corp. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa International Holdings Corp. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
                                 /s/ Michael T. Studer CPA P.C.
April 12, 2007                  ------------------------------
Freeport, New York             F-1

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2006               2005
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 27,961           $ 41,566
  Accounts receivable                               26,276              2,630
  Inventories                                       13,063              1,420
  Prepaid expenses and other current assets            531             20,502
                                                   --------          --------
       Total Current Assets                         67,831             66,118
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    104,292            100,398
  General plant                                     17,799             17,799
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
                                                   138,908            135,014
  Less: Accumulated depreciation and amortization (123,273)          (107,337)
                                                   --------          --------
                                                    15,635             27,677
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,749             13,514
                                                   --------          --------

TOTAL ASSETS:                                    $  97,215          $ 107,309
                                                   ========           =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  583,908          $ 387,245
  Customer Deposits                                 12,140             28,168
  Accrued officer payroll                          320,553            174,923
  Due officers and directors                        51,517                -
  Accrued expenses and other current liabilities    19,876             66,546
  Dividends payable                                    -               42,983
                                                  --------           --------
        Total Current Liabilities                  987,994            699,865
                                                  --------           --------

LONG-TERM LIABILITIES:

  Convertible Debentures, net of Discounts          77,922             18,341
  Accrued Interest payable on
    Convertible Debentures                          41,794              1,575
                                                   -------           --------
                                                   119,716             19,916
                                                   -------           --------

TOTAL LIABILITIES:                               1,107,710            719,781
                                                 =========            =======
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 1,000,000 shares,
  Undesignated preferred stock:
  Authorized - 850,000 shares:
   Issued and outstanding: - none                         -                 -
  Series B preferred stock:
  Authorized - 150,000 shares:
   Issued and outstanding:
    86,937 shares in 2006 and
    107,100 shares in 2005                              87                107
  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares
   Issued and outstanding:
    32,112,964 shares in 2006 and
    28,389,587 shares in 2005                       32,113             28,390
Capital in excess of par value                  14,365,056         13,977,789
Retained earnings (deficit)                    (15,407,751)       (14,618,758)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)       (1,010,495)          (612,472)
                                               -----------         -----------
                                                $   97,215         $  107,309
                                               ===========         ===========

See accompanying notes to consolidated financial statements.

              ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      -----------------------
                                                       2006             2005
                                                      ----------- -----------
REVENUES:
  Net sales                                       $   182,323        $ 271,331
  Settlement of dispute                             1,000,000            -
                                                   ----------      -----------
Total revenues                                      1,182,323          271,331
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                       132,318          236,997
  Selling, general and administrative               1,693,495          848,714
  Impairment of Goodwill                                  -          5,079,919
                                                   ----------      -----------
  Total Costs and Expenses                          1,825,813        6,165,630
                                                   ----------      -----------
OPERATING LOSS                                       (643,490)      (5,894,299)

  Interest income                                         492              182
  Interest expense                                   (124,953)          (6,545)
                                                   ----------      -----------
NET LOSS                                             (767,951)      (5,900,662)

PREFERRED STOCK DIVIDENDS                              21,042           45,242
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  (788,993)     $(5,945,904)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.03)     $      (.38)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                  29,774,011        15,476,713
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                                            F-3

                     ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------
BALANCES, DECEMBER 31, 2004     11,305,552  $11,306 107,400 $107   $8,551,751 (8,672,854)
                                ==========   ====== =======  ===    ========= ===========
Issuance of common stock for
     consulting services          150,000      150                    21,600

Issuance of common stock for
     cash net of expenses         577,725      578                   303,137

Issuance of preferred stock for
     cash, net of expenses                           1,450    1       28,999

Conversion of preferred stock
     for common stock              70,000       70  (1,750)  (1)         (69)

Issuance of preferred stock
     dividends in common stock      2,032        2                     1,743

Issuance of common stock to
     the JOL shareholders      16,284,278   16,284                 4,868,999

Beneficial conversion feature
 of convertible Debenture                                            132,208

Value of warrant attached to
 convertible Debenture                                                69,421

Preferred stock dividends                                                        (45,242)
Net loss                                                                      (5,900,662)
                               ----------   ------ -------  ---  ----------  -----------
BALANCES, DECEMBER 31, 2005    28,389,587  $28,390 107,100 $107 $13,977,789 $(14,618,758)
                               ----------   ------ -------  ---  ----------  -----------
Issuance of common stock
for cash                           50,000       50                   19,950

Issuance of common stock
upon conversion of debentures   2,475,160    2,475                  194,902

Conversion of preferred stock
for common stock                  806,500      807 (20,163) (20)       (787)           -

Issuance of preferred stock
dividends in common stock         391,717       391   -       -       63,633           -

Stock option expense                  -          -    -       -       56,791           -

Beneficial conversion feature
of convertible debenture              -          -    -       -       52,778           -

Preferred stock dividends             -          -    -       -           -      (21,042)

Net loss                              -          -    -       -           -     (767,951)
                              ----------    ------  ------  ---  ----------  -----------
Balances At December 31,2006  32,112,964 $  32,113  86,937  $87 $14,365,056 $(15,407,751)
                              ----------    ------  ------  ---  ----------  -----------

See accompanying notes to consolidated financial statements.

                                           F-4

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2006          2005
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(  767,951) $(5,900,662)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                              100,671       20,204
    Impairment of Goodwill                                          -     5,079,919
    Stock based compensation related to stock options           56,791           -
    Issuance of common stock for Consulting services                -        21,750

  Changes in operating assets and liabilities:
    Accounts receivable                                        (23,646)      10,819
    Inventories                                                (11,643)      43,262
    Prepaid expenses and other current assets                   19,971      (15,008)
    Other assets                                                  (235)        (990)
    Accounts payable                                           196,663       66,878
    Customer Deposits                                          (16,028)      28,168
    Accrued expenses and other current liabilities             (46,670)      70,544
    Accrued officers payroll                                   145,630      121,743
    Accrued interest payable on convertible debentures          40,219        1,575
                                                            ----------    ----------
  Net cash flows used by operating activities                 (306,228)    (451,798)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                         (3,894)      (1,755)
                                                             ---------- -----------
         Net cash flows used by investing activities            (3,894)      (1,755)
                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from affiliate                                             -        (52,596)
  Loans from officers and directors                             51,517          -
  Proceeds from issuance of common stock                        20,000      303,715
  Proceeds from issuance of preferred stock                         -        29,000
  Proceeds from issuance of convertible debentures             225,000      215,000
                                                            ----------   ----------
         Net cash flows from financing activities              296,517      495,119
                                                            ----------   ----------

NET CHANGE IN CASH                                             (13,605)      41,566

CASH BEGINNING OF YEAR                                          41,566          -
                                                            -----------   ----------
CASH END OF YEAR                                           $    27,961  $    41,566
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (refunded)                             $        -    $       -
                                                            ===========   ==========
  Interest paid                                             $       -   $        -
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividend                               $  (21,042)  $   (45,242)
                                                            ===========   ==========

     Acquisition of JOL through issuance of
       Common stock and warrants:
           Fair value of assets acquired                    $      -0-   $    49,146
           Intangible assets acquired                              -0-     5,079,919
           Fair value of liabilities assumed                       -0-      (243,782)
                                                              =========== ===========
           Total Purchase Price                             $      -0-   $ 4,885,283
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

     Nature of the Business - Alfa is a holding company which operates through its JOL, Contact and Ty-Breakers subsidiaries. JOL is in the real estate development business in Oman. Contact and Ty-Breakers' design, manaufacture and distribute apparel products.

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

     Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Revenue from the sale of products at Contact and Ty-Breakers is recognized upon shipment when goods are shipped to customers from the Company's outside warehouse. Products produced and sold by Contact and Ty-Breakers carry an implied warranty of merchantability and fitness for purpose only, and, except in the case of manufacturing defects, customers do not have the right to return products sold. Products sold on a "guaranteed sale" or "consignment" basis are maintained on Contact's records as inventory until they are paid for by the customer at which time the revenue is recognized. In the event that JOL, or a subsidiary of JOL, signs a development agreement with the Government of Oman, JOL, or such subsidiary of JOL, will recognize revenue ratably over the development period, measured by methods appropriate to the services or products provided.

     Concentration of Credit Risk - The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At times, such balances may be in excess of the FDIC insurance limit.

     Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

     Income Taxes - The Company is subject to income taxes at both the federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation. The Company is not presently subject to income taxes in any foreign country.

     Financial Statement Presentation - In May 2005, Alfa International Corp., a New Jersey corporation merged with and in to Alfa International Holdings Corp., a Delaware corporation for the sole purpose of changing the Company's corporate domicile from New Jersey to Delaware. The par value of the common stock of Alfa-New Jersey was $0.01 and the par value of the common stock of Alfa-Delaware is $0.001. For financial statement presentation purposes, the Company has shown the adjustment to the par value of its Common Stock as of December 31, 2004.

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

     Advertising and marketing costs - Advertising, promotional and marketing/selling costs of approximately $53,520 in 2006 and $31,000 in 2005 were expensed as incurred.


STOCK-BASED COMPENSATION:

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R), that addresses the accounting for share-based payments transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.

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

We adopted SFAS 123 (R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of December 31, 2006 and for the year then ended reflect the impact of adopting SFAS 123 (R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R).

For stock based awards granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. SFAS 123 (R) requires that stock-based compensation expense be based on swards that are ultimately expected to vest. The impact on our results of operations for recording stock-based compensation for the year ended December 31, 2006 amounted to $56,791.

The following table illustrates the effect on results of operations if the Company had applied the fair-value-recognition provisions of SFAS 123 (R) for the year ended December 31, 2005:


                                             Year Ended
                                             December 31,
                                                2005
                                            ------------
Loss applicable to
 common stockholders,
 as reported                                $(5,945,904)

Deduct:
Total stock-based Employee
Compensation determined under
fair value method for stock
options, net of tax                           (  28,398)

Pro forma loss applicable to
  common stockholders                       $(5,974,302)

Basic loss per share, as reported                 $(.38)

Basic loss per share, pro forma                   $(.39)

Diluted loss per share, as reported               $(.38)

Diluted loss per share, pro forma                 $(.39)

     Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

NOTE 2 - GOING CONCERN AND LIQUIDITY:

     The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations and procure additional financing. In an effort to attain profitable operations, the Company will attempt to increase revenue by attempting to (i) develop new revenue streams for JOL, and (ii) obtain reimbursement of JOL's development expenses incurred in conceiving the Omagine Project in Oman. There can be no assurance that either of these events will in fact occur or that the Company will be able to procure additional financing. Should the Company be unsuccessful in its attempts to create new revenue streams at JOL, obtain reimbursement of JOL's development expenses or obtain additional funding, the Company may not be able to continue operations.

NOTE 3 - JOURNEY OF LIGHT, INC.:

On October 11, 2005 the Company acquired Journey of Light, Inc., ("JOL") as a wholly owned subsidiary. JOL is engaged primarily in the business of real estate development in the country of Oman. In connection with the acquisition of JOL, Alfa issued 16,284,278 shares of its Common Stock and 984,235 warrants exercisable into Alfa Common Stock at prices ranging from $1.00 to $8.00 per share to the shareholders and warrant holders of JOL in exchange for all of the outstanding capital stock of JOL. Prior to the acquisition, Alfa had outstanding 12,053,565 shares of Common Stock, 108,350 shares of preferred stock convertible into 4,334,000 shares of Common Stock, stock options exercisable into 1,265,000 shares of Common Stock at prices ranging from $0.10 to $1.00 per share, and warrants exercisable into 4,870,500 shares of Common Stock at prices ranging from $0.14 to $0.75 per share - a total of 22,523,065 shares of Common Stock and Common Stock equivalents. Alfa's board of directors and senior management did not change as a result of the acquisition of JOL and the terms of the acquisition reflected the existence of the Common Stock equivalents associated with Alfa's preferred stock. Accordingly, Alfa was considered the acquirer for accounting purposes.

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

The operating results of JOL have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred January 1, 2005, pro forma net sales, net loss and diluted loss per share for the year ended December 31, 2005 would have been $271,331, $(6,064,251) and
$(0.39) respectively.

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Alfa has designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock is $40 per share and dividends accrue at 5.0% per annum. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends shall, at the Company's option, be paid in cash or in shares of Common Stock valued at $1.00 per share. The expiration date for all common stock purchase warrants held by holders of Series B Preferred Stock is July 31, 2007.

     At anytime after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for common stock at a rate of $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the fiscal years ended December 31, 2006 and December 31, 2005, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of those years.

NOTE 5 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2006 and 2005 was $61,753, and $60,702, respectively. Contact also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the warehouse space for 2006 and 2005 was $12,000, and $13,000, respectively.

The minimum lease payments under non-cancelable operating leases are as follows:

2007                                 $  51,800
2008                                 $  51,800
2009                                 $  51,800
2010                                 $  51,800
2011                                 $  51,800
Thereafter                           $  60,433
                                     ----------
Total                                $ 319,433

Employment Agreements

Alfa is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Except for a six week period in 2006, all salary payments to this individual have been deferred and accrued, effective October 1, 2004.

Alfa had been obligated to employ its Vice-President and

Secretary under an employment agreement with this individual. This employment agreement has been canceled and the individual continues to perform services for the Company as a consultant. An employment agreement with this individual may be renegotiated in the future depending upon the Company's financial performance at the time. The terms of such employment agreement, if any, cannot be determined at this time.

The Company had been obligated to employ Contact's President and Vice-President of Sales under separate agreements with these two individuals. These two agreements have been canceled and the individuals' service with the Company has been terminated.

Factoring Agreement

In March 2004 Contact entered into a one-year agreement (the "Factoring Agreement") with a company ("Factor") specializing in factoring accounts receivable. The Factoring Agreement was deemed renewed from year to year following the initial term unless terminated with notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis. The Factoring Agreement continued in effect until March 15, 2007 when it was terminated in accordance with its terms by Contact.

NOTE 6 - STOCK OPTIONS AND WARRANTS:

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

    On September 1, 2001, the Company issued a total of 1,000,000 non-qualified stock options to three individuals (one of whom has since left the employ of the Company) in connection with their employment agreements (two of which employment agreements have been terminated). The options are exercisable at a price of $0.25 per share and expire on August 31, 2011. As of the date hereof 750,000 of such options are fully vested and the remaining 250,000 of such options expired unexercised in accordance with their terms.

    In 2004 and 2005, the Company issued a total of 90,000 non-qualified stock options to three individuals in connection with their election as independent outside directors. As of the date hereof 80,000 of such options are vested and the remaining 10,000 of such options are scheduled, in accordance with their terms, to vest on July 1, 2007. 60,000 of such options are exercisable at a price of $0.17 per share and expire in November 2009 and 30,000 of such options are exercisable at a price of $1.00 per share and expire in June 2010.

    In accordance with a Letter Agreement dated January 15, 2005, Alfa granted an option to purchase up to 50,000 shares of Common Stock at $0.10 per share to Contact's Vice-President of Sales. This individual is no longer in the employ of the Company and such option expired unexercised in December 2006.

    In accordance with a contract dated December 16, 2005 with its financial public relations firm, Alfa granted its public relations firm an option to purchase up to 200,000 shares of Common Stock at $0.82 per share. All 200,000 of such options are fully vested.

    During 1997, in connection with the settlement of an outstanding obligation with a creditor, the Company paid $9,647 in cash and granted the creditor the option to purchase 125,000 shares of the Company's Common Stock, exercisable at $.10 per share through November 5, 2007. As of December 31, 2006, the creditor had not exercised any portion of that option.

A summary of stock option and warrant activity is as follows:

                                             Year Ended December 31,
                             ------------------------------------------------------
                                       2006                           2005
                             -------------------------     ------------------------
                             Stock Options    Warrants     Stock Options   Warrants
                             -------------    --------     -------------   --------




Outstanding at January 1       1,465,000     6,112,467      1,185,000      5,066,000
Granted and Issued                   -             -          280,000      1,299,967
Exercised                            -             -              -         (253,500)
Forfeited/expired/cancelled     (300,000)   (1,662,000)           -              -
                              ----------     ---------      ---------      ---------

Outstanding at December 31     1,165,000     4,450,467      1,465,000      6,112,467
                              ----------     ---------      ---------      ---------

Exercisable at December 31     1,155,000     4,450,467      1,025,000      6,112,467

                              ----------     ---------      ---------      ---------



Stock options outstanding at December 31, 2006 (all non-qualified) consist of:


   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  1997           125,000            125,000           $ .10           November 5, 2007
  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             20,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14, 2010
               ---------          ----------
 Totals        1,165,000          1,155,000
               =========          ==========


The 10,000 unvested options relating to the 2005 grant are scheduled to vest on July 1, 2007. As of December 31, 2006, there was $8,166 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $6,111 in 2007, and $2,055 in 2008.



Warrants outstanding at December 31, 2006 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date
 ------     -----------      -----------  --------     ----------

 2002-2005  4,100,500       4,100,500      $ .75     July 31, 2007
   2005        20,000          20,000        .20     December 19, 2007
   2005        62,235          62,235       1.00     June 8, 2007
   2005        10,000          10,000       8.00     February 3, 2007
   2005       257,732         257,732        .97     December 7, 2010
            ---------       ---------

 Totals     4,450,467       4,450,467
            =========       =========



NOTE 7  - CONVERTIBLE DEBENTURES:

On December 8, 2005, Alfa sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006 Alfa sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debenture together with accrued and unpaid interest thereon into shares of Alfa's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Alfa's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007 the Debentures together with all accrued and unpaid interest thereon have been paid in full through such conversions into shares of Alfa's Common Stock.
At December 31, 2006 and 2005, the Debentures consisted of:
                                               December 31
                                               -----------
                                               2005      2006
                                               ----      ----
Convertible Debentures - Face amount     $ 250,000   $ 175,000

Debt Discount - beneficial conversion
Feature net of accumulated amortization
of $52,594 and $2,777, respectively       (129,431)    (54,879)

Debt Discount - value attributable to
Warrant Issued, net of accumulated
Amortization of $20,261 and $1,458,
respectively                               (67,963)    (26,907)

Debt Discount - placement costs and fees
paid to lender and affiliate, net of
accumulated amortization of $16,850 and
$735, respectively                         (34,265)    (15,292)
                                           --------    --------
Convertible Debentures, net of discounts $  18,341 $    77,922
                                            ======      ======

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversation Feature or Contingently Adjustable Conversion Ratios ("EITF 98-5"), Alfa recognized an imbedded beneficial conversion feature present in the Debentures. Alfa allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Alfa measured an aggregate of $132,208 of the proceeds of the First Debenture and an aggregate of $52,788 of the proceeds of the Second
Debenture, which is equal to the intrinsic values of the imbedded beneficial conversion features, and recognized it to capital in excess of par value and a discount against the debenture. The discount is amortized over the Debenture's maturity periods (three years) as interest expense.


In connection with the issuance of the First Debenture, Alfa issued a warrant granting the holder the right to acquire
257,732 shares of Alfa's Common Stock at an exercise price of $.97 per share, subject to certain adjustments.


In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), Alfa recognized the value attributable to the warrant in the amount of $69,421 to capital in excess of par value and a discount against the First Debenture. Alfa valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.42%, a dividend yield of 0% and volatility of 176%. The debt discount attributed to the value of the warrant issued is amortized over the First Debenture's maturity period (three years) as interest expense.


In 2006, the holder of the Debentures converted $325,000 of the Debentures into a total of 2,475,160 shares of Alfa's Common Stock. In the three months ended March 31, 2007, the holder converted the remaining $175,000 of the Debentures together with all accrued and unpaid interest into shares of Alfa's Common Stock.

NOTE 8  - INCOME TAXES:

     Deferred tax assets are comprised of the following:

                                               December 31
                                          ----------------------
                                            2006        2005
                                          ----------  ----------
Federal net operating loss
  carry forwards                          $3,580,000   3,570,000
State net operating loss
  carry forwards, net of
  federal tax benefit                        630,000     630,000
                                          ----------  ----------
                                           4,210,000   4,200,000
Less: Valuation allowance                  4,210,000   4,200,000
                                         ----------- -----------
Total                                    $    -       $     -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2006 and 2005.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2006.

     At December 31, 2006, the Company had Federal net operating loss carry forwards of approximately $10,530,000, expiring in various amounts from fiscal year 2007 to fiscal year 2026. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry forwards.


NOTE 9  - SEGMENT INFORMATION:

Alfa is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc.
("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.6 billion tourism related project.

The apparel business of the Company is conducted primarily through its wholly owned subsidiaries - Contact Sports, Inc.
("Contact") and Ty-Breakers Corp. ("Ty-Breakers").

Summarized financial information by business segment for the fiscal years ended December 31, 2006 and December 31, 2005 is as follows:

                                           2006             2005

================================================================
Revenue:
  Real Estate Development            $ 1,000,000       $       0
  Apparel                                182,323         271,331
                                         -------         -------
Total                                $ 1,182,323       $ 271,331
================================================================
Operating Expenses:
  Real Estate Development            $ 1,002,378     $   299,514
  Apparel                                335,863         424,493
  Corporate                              487,572       5,441,623
                                       ---------       ---------
Total                                $ 1,825,813     $ 6,165,630
================================================================
Operating Loss:
  Real Estate Development            $  (  2,378)   $  (299,514)
  Apparel                               (153,540)      (153,162)
  Corporate                           (  487,572)    (5,441,623)
                                       ---------      ---------
Total                                $(  643,490)   $(5,894,299)
                                       ---------      ---------
================================================================

Identifiable Assets:
  Real Estate Development              $   1,880     $  11,916
  Apparel                                 80,239        59,622
  Corporate                               15,096        35,771
                                         -------       -------
Total                                  $  97,215     $ 107,309
================================================================

Capital Expenditures:
  Real Estate Development               $   -0-      $   -0-
  Apparel                                   -0-          -0-
  Corporate                                3,894        1,755
                                         -------      -------
Total                                   $  3,894     $  1,755
================================================================


Depreciation and Amortization:
  Real Estate Development               $    936     $    234
  Apparel                                    -0-          -0-
  Corporate                               15,000       15,000
                                         -------      -------
Total                                   $ 15,936     $ 15,234
================================================================

Geographic Information - net revenue:
United States                        $  182,323     $ 271,331
Qatar                                 1,000,000            -0-
Oman                                         -0-           -0-
                                         -------       -------
                                     $1,182,323     $ 271,331
================================================================

Revenue includes a non-recurring item in JOL in 2006 of $1,000,000 attributable to the settlement of a dispute between JOL and the State of Qatar.

Operating loss is total revenue less operating expenses, which include: cost of sales, selling, general and administrative expenses, and other corporate expenses.

Operating expenses include a non-recurring charge in 2005 of $5,079,919 to recognize the immediate impairment of the goodwill associated with the acquisition of JOL in 2005 and non-cash interest charges of $84,735 in 2006 and $4,970 in 2005 associated with the Debenture sold by Alfa in December 2005 and January 2006.

The real estate development segment includes the results for JOL since the date of acquisition in October 2005.

Identifiable assets are year-end assets at their respective net carrying value segregated as to segment and use.

In 2006, one customer of the real estate segment accounted for 100% of total revenues and one customer of the apparel segment accounted for 84% of total revenues and another customer accounted for 16% of total revenues. In 2005, one customer of the apparel segment accounted for 79% of total revenues and another customer accounted for 11% of total revenues.


NOTE 10  - SUBSEQUENT EVENT:

In the three months ended March 31, 2007, the holder of the Debentures converted the remaining $175,000 of the Debentures together with all accrued and unpaid interest into 952,826 shares of Alfa's Common Stock.