Form 10QSB
period 2007-03-31
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2007-05-21
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2007
                                --------------

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

As of May 12, 2007, the registrant had outstanding 39,674,656 shares of Common Stock, par value $.001 per share.

                            (1)

           ALFA INTERNATIONAL HOLDINGS CORP.
                         INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2007 AND DECEMBER 31, 2006

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:

       THREE MONTHS ENDED MARCH 31, 2007

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

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
















                            (3)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  March 31,       December 31,
                                                    2007              2006
           ASSETS                                 ---------       -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                           $ 183,807           $ 27,961
  Accounts receivable                                  948             26,276
  Inventories                                       13,063             13,063
  Prepaid expenses and other current assets         43,378                531
                                                   --------          --------
       Total Current Assets                        241,196             67,831
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    104,292            104,292
  General plant                                     17,799             17,799
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
                                                   138,908            138,908
  Less: Accumulated depreciation and amortization (124,507)          (123,273)
                                                   --------          --------
                                                    14,401             15,635
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,749             13,749
                                                   --------          --------

TOTAL ASSETS:                                    $ 269,346          $  97,215
                                                   ========           =======






          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  358,659          $ 583,908
  Customer Deposits                                      -             12,140
  Accrued officer payroll                          319,384            320,553
  Due officers and directors                        64,187             51,517
  Accrued expenses and other current liabilities    23,621             19,876
  Dividends payable                                 21,675                  -
                                                  --------           --------
        Total Current Liabilities                  787,526            987,994
                                                  --------           --------

LONG-TERM LIABILITIES:

  Convertible Debentures, net of Discounts               -             77,922
  Accrued Interest payable on
    Convertible Debentures                               -             41,794
                                                   -------           --------
                                                         -            119,716
                                                   -------           --------

TOTAL LIABILITIES:                                 787,526          1,107,710
                                                   =======          =========

COMMITMENTS




STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 1,000,000 shares,
  Undesignated preferred stock:
  Authorized - 850,000 shares:
   Issued and outstanding: - none                         -                 -
  Series B preferred stock:
  Authorized - 150,000 shares:
   Issued and outstanding:
    86,937 and 86,937 shares, respectively              87                 87
  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares
   Issued and outstanding:
    39,674,656 and 32,112,964
    shares, respectively                         39,675             32,113
Capital in excess of par value                  14,965,895         14,365,056
Retained earnings (deficit)                    (15,523,837)       (15,407,751)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)         (518,180)        (1,010,495)
                                               -----------         -----------
                                                $  269,346         $   97,215
                                               ===========         ===========




See accompanying notes to consolidated financial statements.












                                          (4)

              ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                            March 31,
                                                      ----------------------
                                                       2007            2006
                                                       ----            ----
                                                    (Unaudited)     (Undudited)

REVENUES:
  Net sales                                       $       191        $   -
                                                   ----------      -----------
Total revenues                                            191            -
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                            65             -
  Selling, general and administrative                  85,340          407,453
                                                   ----------      -----------
  Total Costs and Expenses                             85,405          407,453
                                                   ----------      -----------
OPERATING LOSS                                        (85,214)        (407,453)

  Interest income                                          33               33
  Interest expense                                     (9,230)         (35,092)
                                                   ----------      -----------
NET LOSS                                              (94,411)        (442,512)

PREFERRED STOCK DIVIDENDS                              21,675           11,961
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  (116,086)     $  (454,473)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.00)     $      (.02)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                  35,893,810        29,011,599
                                                    ==========        ==========







See accompanying notes to consolidated financial statements.







                                           (5)


                     ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------

 Balances At December 31,2006  32,112,964   $32,113  86,937  $87 $14,365,056 (15,407,751)
                               ==========    ======  ======  ===  ==========  ==========
 Issuance of common stock for
     consulting services            6,250         6                      744

 Issuance of common stock for
     cash                       2,300,000     2,300                  227,700

 Issuance of common stock
 upon conversion of debentures
 and accrued interest           2,700,139     2,701                  124,243

 Issuance of common stock in
 payment of accounts payable    2,600,303     2,600                  257,430

 Cancellation of common stock
 Issued for consulting services   (45,000)      (45)                 (10,906)

 Stock option expense                 -          -    -       -        1,628           -

Preferred stock dividends             -          -    -       -           -      (21,675)

Net loss                              -          -    -       -           -      (94,411)
                               ----------    ------  ------  ---  ----------  -----------
Balances At March 31,2007      39,674,656   $39,675  86,937  $87 $14,965,895  (15,523,837)
                               ----------    ------  ------  ---  ----------  -----------


See accompanying notes to consolidated financial statements.



















                                           (6)

                    ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2007         2006
                                                                ----         ----
                                                            (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(   94,411) $(  442,512)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                7,605       28,392
    Stock based compensation related to stock options            1,628       15,448
    Issuance of common stock for Consulting services               750            -
    Cancellation of common stock issued for
      consulting services                                      (10,951)           -
    Issuance of common stock in payment of Interest
      on debentures                                                857

  Changes in operating assets and liabilities:
    Accounts receivable                                         25,328        2,630
    Prepaid expenses and other current assets                  (42,847)      (6,592)
    Other assets                                                   -           (235)
    Accounts payable                                            34,781      137,388
    Customer Deposits                                          (12,140)           -
    Accrued expenses and other current liabilities               3,745     (33,213)
    Accrued officers payroll                                    (1,169)      23,524
    Accrued interest payable on convertible debentures             -         10,685
                                                            ----------    ----------
  Net cash flows used by operating activities                  (86,824)    (264,485)
                                                            ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                              -       (1,605)
                                                             ---------- -----------
         Net cash flows used by investing activities                 -       (1,605)
                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                             12,670          -
  Proceeds from issuance of common stock                       230,000          -
  Proceeds from issuance of convertible debentures                   -      225,000
                                                            ----------   ----------
         Net cash flows from financing activities              242,670      225,000
                                                            ----------   ----------

NET CHANGE IN CASH                                             155,846      (41,090)

CASH BEGINNING OF PERIOD                                        27,961       41,566
                                                            -----------   ----------
CASH END OF PERIOD                                         $   183,807  $       476
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                         $       -    $       -
                                                            ===========   ==========
  Interest paid                                             $       -    $       -
                                                            ===========   ==========


NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividend                               $   21,675   $    11,961
     Issuance of common stock upon conversion of
       debentures and accrued interest                      $  120,573   $       -
     Issuance of common stock in payment of
       accounts payable                                     $  260,030   $       -
                                                            ===========   ==========

See accompanying notes to consolidated financial statements.

                                        (7)

       ALFA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Alfa International Holdings Corp. ("Alfa" or the "Company")at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the Company's fiscal year ended December 31, 2006 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report the Company has three wholly-owned subsidiaries through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

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


NOTE 3 - CONVERTIBLE DEBENTURES:


On December 8, 2005, Alfa sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006, Alfa sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Alfa's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Alfa's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007, the Debentures together with all accrued and unpaid interest thereon have been paid in full through such conversions into shares of Alfa's Common Stock.


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


                            (9)

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006, as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net losses for each of these periods.


NOTE 5 - STOCK OPTIONS AND WARRANTS


The following is a summary of stock option and warrant activity for the three months ended March 31, 2007:



                                      ---------------------------
                                       Stock Options     Warrants
                                       -------------     --------




Outstanding at January 1, 2007          1,165,000      4,450,467
Granted and Issued                        800,000            -
Exercised                                      -             -
Forfeited/expired/cancelled                    -         (10,000)
                                        ----------     ---------

Outstanding at March 31, 2007           1,965,000      4,440,467
                                        ----------     ---------

Exercisable at March 31, 2007           1,315,000      4,440,467
                                        ----------     ---------








                            (10)

Stock options outstanding at March 31, 2007 (all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  1997           125,000            125,000           $ .10           November 5, 2007
  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             20,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14, 2010
  2007           800,000                  0           $ .25           March 31, 2012
               ---------          ----------
 Totals        1,965,000          1,155,000
               =========          ==========


The 10,000 unvested options relating to the 2005 grant are scheduled to vest on July 1, 2007. The 800,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2007 and 160,000 each April 1 thereafter for four succeeding years. As of March 31, 2007, there was $100,378 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $18,559 in the nine months ending December 31, 2007, 20823 in 2008, $18,768 in 2009, $18,768 in 2010, $18,768
in 2011, and $4,692 in 2012.



                                       (11)



Warrants outstanding at March 31, 2007 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date
 ------     -----------      -----------  --------     ----------

 2002-2005  4,100,500       4,100,500      $ .75     July 31, 2007
   2005        20,000          20,000        .20     December 19, 2007
   2005        62,235          62,235       1.00     June 8, 2007
   2005       257,732         257,732        .97     December 7, 2010
            ---------       ---------

 Totals     4,440,467       4,440,467
            =========       =========







                                      (12)

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a one-year lease entered into in July 2005. Rent expense for the three months ended March 31, 2007 and 2006 was $18,734 and $17,537, respectively.

At March 31, 2007, the minimum future lease payments are as follows:

2007                                 $  38,850
2008                                    51,800
2009                                    51,800
2010                                    51,800
2011                                    51,800
Thereafter                              60,433
                                     ----------
Total                                $ 306,483
                                     ==========


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

The Company had been obligated to employ Contact's President and Vice-President of Sales under separate agreements with these two individuals. These two agreements have been canceled and the individuals' service with the Company terminated in 2006.


                            (13)

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


NOTE 7 - SEGMENT INFORMATION:


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

The apparel business of the Company is conducted through its wholly owned subsidiaries - Contact Sports, Inc. ("Contact") and
Ty-Breakers Corp. ("Ty-Breakers").

Summarized financial information by business segment for the three months ended March 31, 2007 and 2006 is as follows:

                                     Three Months Ended March 31,
                                     ----------------------------
                                           2007           2006
================================================================

Revenue:
  Real Estate Development              $       -        $      -
  Apparel                                    191               -
                                         -------         -------
Total                                  $     191        $      -
=================================================================


                            (14)

=================================================================

Operating Expenses:
  Real Estate Development            $    18,237      $   248,427
  Apparel                                 20,367           57,727
  Corporate                               46,801          101,299
                                       ---------         --------
Total                                $    85,405      $   407,453
=================================================================

Operating Loss:
  Real Estate Development            $   (18,237)     $ (248,427)
  Apparel                                (20,176)        (57,727)
  Corporate                              (46,801)       (101,299)
                                       ---------         --------
Total                                $   (85,214)     $ (407,453)
                                       ----------       ---------
=================================================================

Identifiable Assets:
  Real Estate Development              $   1,646      $   21,561
  Apparel                                 28,125          17,237
  Corporate                              239,575          29,238
                                         -------         -------
Total                                  $ 269,346      $   68,036
=================================================================

Capital Expenditures:
  Real Estate Development              $       -      $    1,605
  Apparel                                      -               -
  Corporate                                    -               -
                                         -------         -------
Total                                  $       -      $    1,605
=================================================================

Depreciation and Amortization:
  Real Estate Development              $     234      $      234
  Apparel                                      -               -
  Corporate                                7,371          28,158
                                         -------         -------
Total                                  $   7,605      $   28,392
=================================================================


Operating loss is total revenue less operating expenses, which include cost of sales, selling, general and administrative expenses, and other corporate expenses.




                            (15)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

All of the Company's operations are conducted through its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"); Contact
Sports, Inc. ("Contact"); Ty-Breakers Corp.("Ty-Breakers").


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

                            (16)

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


JOL, which was acquired in October 2005 and the present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine project - which, as of the date hereof, is not certain to occur.

Contact and Ty-Breakers are in the apparel business and the Company does not anticipate that the apparel business will contribute significantly to its future results. Although the Company no longer actively promotes its apparel businesses, the ongoing business operations of Contact and Ty-Breakers continue and the Company expects to fill the Contact orders presently on hand and will continue to fill any future orders received for (i) Contact's private-label products, or (ii) Ty-Breakers' products.


Alfa presently concentrates the majority of its efforts on the development and expansion of JOL's business.


JOURNEY OF LIGHT, INC.
---------------------

                       The Omagine Project
                       -------------------

On October 11, 2005, Alfa completed the acquisition of JOL as a wholly owned subsidiary. Prior to its acquisition by Alfa, JOL was a privately-held company engaged primarily in the business of real estate development in the country of Oman, which business continues to date.

On August 1, 2005, the Ministry of Tourism (the "MOT") of the
Government of Oman (the "Government") and JOL signed a

                            (17)
memorandum of understanding ("MOU") memorializing the legal and commercial aspects of a proposed real-estate project (the "Omagine Project") to be developed in Oman by Omagine LLC ("OmagineCo"), an Omani company to be formed as a wholly owned subsidiary of JOL.

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

In December 2006, JOL signed a definitive agreement with J&P. In late March 2007, JOL received a letter (the "Approval Letter") from the Minister of Tourism wherein the MOT notified JOL that the Government of Oman had approved the development of the Omagine Project. The Approval Letter specified certain commercial terms to be incorporated into the Development Agreement and JOL. JOL management is now in Oman to finalize the commercial terms and the documentation of the Development Agreement.


The J&P Agreement
-----------------
On December 5, 2006, JOL signed a definitive agreement (the "J&P Agreement") with Joannou & Paraskevaides (Overseas) Ltd. ("J&P") with respect to the development of the Omagine Project. The J&P Agreement memorializes the relationship that will exist between J&P and Omagine LLC, a corporation to be formed under the laws of

                            (18)

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


------------------------------------------------------------
Notwithstanding the foregoing positive developments no assurances can be given at this time that the Development Agreement will actually be signed. The Discussions have not yet been concluded and their outcome remains uncertain. The Discussions are ongoing. No assurance whatsoever can be given at this time as to the eventual outcome of the Discussions. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
-----------------------------------------------------------

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


                            (19)

JOL's website is www.journey-of-light.com. Omagine's website is www.omagine.com.

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




RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31,2007 vs.
THREE MONTHS ENDED MARCH 31,2006

Revenue in the first quarter of 2007 was $191, a increase of $191 as compared to the same period in the previous year. The increase was attributable to sales at Ty-Breakers and Contact.

Selling, general and administrative expenses were $85,340 during the first quarter of 2007, compared to $407,453 in the first quarter of 2006. This decrease of $322,113 (79.06%) was primarily attributable to decreased operating costs associated with JOL's final presentation of the Omagine project in Oman in March 2007.

The Company experienced an operating loss of $85,214 during the first quarter of 2007 as compared to an operating loss of $407,453 during the same period in the previous fiscal year. This $322,239 (79.09%) decrease in the Company's operating loss is attributable to decreases in operating costs. The Company is experiencing continued losses due to its insufficient level of sales.

The Company will need to substantially increase its revenue in order to attain profitability.

The nature of JOL's present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the

                            (20)

Development Agreement being executed, may be added to JOL's operations. As previously disclosed, Contact exited the "branded business" during the third quarter of 2006 and management is attempting to salvage Contact as a viable business by re-positioning it as a "private label" apparel supplier. As of the date hereof management is examining various strategies and the Company may discontinue Contact's business in its entirety. Contact's sales targets were not met in 2006 and management is studying its alternatives.


The Company will need to raise significant capital and/or secure significant financing in order to execute its presently conceived business plan with respect to both JOL and Contact.

No significant capital expenditures were incurred during the quarterly period ended March 31, 2007. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.



LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $767,951, $5,900,662, and $1,020,624 in its fiscal years 2006, 2005 and
2004, respectively. The Company's net loss for the three months ended March 31, 2007 was $94,411. During the three months ended March 31, 2007, the Company experienced an increase in cash of $155,846.

At March 31, 2007, the Company had a working capital deficit of $546,330, compared to a working capital deficit of $920,163 at December 31, 2006. The $373,833 decreased deficit in working capital was primarily attributable to decreases in accounts payable. Of the $787,526 of current liabilities at March 31, 2007, $405,246 represent amounts which are either (i) due to officers or affiliates or (ii) may be paid in common stock in lieu of cash.

The $86,824 of funds used by operating activities in the first quarter of fiscal 2007 resulted primarily from the net loss of $94,411.

Funds totaling $242,670 were provided by financing activities during the first quarter of fiscal 2007, from net proceeds realized from the issuance of common stock in the amount of $230,000 and loans from officers in the amount of $12,670.

                            (21)

During the first quarter of 2007 the Company issued 2,600,303 shares of common stock in payment of accounts payable.

During the first quarter of 2007 the holder of the debentures converted the remaining $175,000 of the face amount and accumulated interest into 2,700,139 shares of Alfa's common stock.

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

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation SB


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3



                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
March 31, 2007 on Form 10-QSB of Alfa International Holdings
Corp. ("the Registrant");

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

                            (23)

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

Date: May 21, 2007

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

                            (24)

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

May 21, 2007

The originally executed copy of this Certification will be maintained at the Registrant's offices and will be made available for inspection upon request.

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 21, 2007          ALFA INTERNATIONAL HOLDINGS CORP.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (25)