Form 10QSB
period 2007-06-30
ALFA INTERNATIONAL HOLDINGS CORP.
filed 2007-08-14
CIK 820600

                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
                                -------------

Commission file number: 0-17264
                        -------

                        Omagine, Inc.
    ------------------------------------------------
   (Exact name of issuer as specified in its charter)


       Delaware                             20-2876380
  -----------------                     -------------------
      State                                 (IRS Employer
  of incorporation)                      Identification No.)


      350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
      -------------------------------------------------
            (Address of principal executive offices)

                      (212) 563-4141
                 --------------------------
                (Issuer's telephone number)

               Alfa International Holdings Corp.
               ---------------------------------
                 (Former name of registrant)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [x] Yes   [ ] No

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [x] No

As of August 14, 2007, the registrant had outstanding 41,112,973 shares of Common Stock, par value $.001 per share.
                              (1)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2007 AND DECEMBER 31,2006

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30,2007 AND JUNE 30,2006
       SIX MONTHS ENDED JUNE 30,2007 AND JUNE 30,2006


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY:
       SIX MONTHS ENDED JUNE 30,2007

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30,2007 AND JUNE 30,2006

       NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

















                            (3)

                OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                ------------------------------

                                      June 30,       December 31,
                                        2007              2006
        ASSETS                        ---------       -----------
                                     (Unaudited)         Note 1
CURRENT ASSETS:
Cash                                  $  56,021         $ 27,961
Accounts receivable                         289           26,276
Inventories                              33,525           13,063
Prepaid expenses and other
  current assets                            504              531
                                       --------         --------
        Total Current Assets             90,339           67,831
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment         104,292          104,292
  General plant                          17,799           17,799
  Furniture and fixtures                 15,951           15,951
  Leasehold improvements                    866              866
                                       --------         --------
                                        138,908          138,908
  Less:  Accumulated depreciation
    and amortization                   (125,741)        (123,273)
                                       --------         --------
                                         13,167           15,635
                                       --------         --------
OTHER ASSETS:
Other assets                             13,749           13,749
                                       --------         --------

Total Assets                          $ 117,255        $  97,215
                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $ 409,810         $583,908
Customer deposits                             -           12,140
Accrued payroll - officers              350,634          320,553
Due officers and directors               57,712           51,517
Accrued expenses and other
  current liabilities                    19,876           19,876
Dividends payable                        86,251                -
                                       ---------        --------
        Total Current Liabilities       924,283          987,994
                                       ---------        --------


LONG-TERM LIABILITIES:

  Convertible Debentures, net of
    Discounts                                  -          77,922
  Accrued Interest payable on
    Convertible Debentures                     -          41,794
                                       ---------        --------
                                               -         119,716
                                       ---------        --------
TOTAL LIABILITIES:                       924,283       1,107,710
                                       ---------        --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 1,000,000 shares
  Undesignated preferred stock:
  Authorized - 850,000 shares:
    Issued and outstanding - none
  Series B preferred stock:
  Authorized-150,000 shares:
    Issued and outstanding:
      86,937 shares                          87               87
Common stock - $ .001 par value
  Authorized - 50,000,000 shares
    Issued and outstanding:
     39,723,645 and 32,112,964
     shares, respectively                39,724           32,113
Capital in excess of par value       14,997,029       14,365,056
Retained earnings (deficit)         (15,843,868)     (15,407,751)
                                     ----------        ----------
Total Stockholders' Deficiency         (807,028)      (1,010,495)
                                     ----------        ---------
  Total Liabilities and Stockholders'
    Equity                           $  117,255        $  97,215
                                      ---------        ---------


See accompanying notes to consolidated financial statements.



                             (4)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2007          2006         2007          2006
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      126   $    29,204    $      317  $    29,204
Settlement of dispute                          -     1,000,000             -    1,000,000
                                        ---------     ----------    ----------   ---------
                                             126     1,029,204           317    1,029,204
                                       ---------     ----------    ----------   ---------
COSTS AND EXPENSES:
Cost of sales                                  -        12,004            65       12,004
Selling, general and administrative      251,774       565,200       337,114      972,653
                                       ---------     ---------     ----------   ---------
Total costs and expenses                 251,774       577,204       337,179      984,657
                                       ---------     ---------     ----------   ---------
Operating income (loss)                 (251,648)      452,000      (336,862)      44,547
Interest Income                                -             -            33           33
Interest Expense                          (3,807)      (38,665)      (13,037)     (73,757)
                                       ---------     ----------    ----------   ----------

NET INCOME (LOSS)                     $ (255,455)   $  413,335   $  (349,866) $  ( 29,177)

PREFERRED STOCK DIVIDENDS             $   64,576    $   17,480   $    86,251  $    29,441
                                      ----------    -----------    ----------   ----------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                   $ (320,031)   $  395,855    $ (436,117) $  ( 58,618)
                                      ---------     ----------    ----------  ----------


NET INCOME (LOSS) PER COMMON SHARE:

BASIC                               $   (.01)    $     .01      $ (.01)     $   (.00)
                                        -------       -------     ----------   ----------

DILUTED                             $   (.01)    $     .01      $ (.01)     $   (.00)
                                        -------       -------     ----------   ----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC                                  39,699,151    29,183,927   37,796,481   29,097,763
                                       ----------    ----------   ----------   ----------

DILUTED                                39,699,151    32,936,427   37,796,481   29,097,763
                                       ----------    ----------   ----------   ----------


See accompanying notes to consolidated financial statements.







                                         (5)

                             OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 ----------------------------------------------------------

                                  (UNAUDITED)

                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------


 Balances At December 31,2006   32,112,964   $32,113  86,937  $87 $14,365,056 (15,407,751)
                                ==========    ======  ======  ===  ==========  ==========


 Issuance of common stock for
     consulting services             6,250         6                      744


 Issuance of common stock for
     cash                        2,350,000     2,350                  252,650


 Purchase of common stock for
     cash                              (10)                                (3)


 Issuance of common stock
 upon conversion of debentures
 and accrued interest            2,699,138     2,700                  124,244


 Issuance of common stock in
 payment of accounts payable     2,600,303     2,600                  257,430


 Cancellation of common stock

 Issued for consulting services    (45,000)      (45)                 (10,906)

 Stock option expense                                                   7,814

 Preferred stock dividends                                                        (86,251)

 Net loss                                                                        (349,866)
                                ----------    ------  ------  ---  ----------  -----------
 Balances At June 30, 2007      39,723,645   $39,724  86,937  $87 $14,997,029 (15,843,868)
                                ----------    ------  ------  ---  ----------  -----------

 See accompanying notes to consolidated financial statements.






                                            (6)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                       Six Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                      2007          2006
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                       $ (349,866)   $ ( 29,177)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     8,839        58,575
    Stock based compensation related to stock options                 7,814        30,896
    Issuance of common stock for consulting services                    750             -
    Cancellation of common stock issued for consulting services     (10,951)            -
    Issuance of common stock in payment of interest on debentures       857             -

  Changes in operating assets and liabilities:
    Accounts receivable                                              25,987         1,269
    Inventories                                                     (20,462)      (89,366)
    Prepaid expenses and other current assets                            27        11,316
    Other assets                                                          -          (235)
    Accounts payable                                                 85,932      (174,079)
    Customer Deposits                                               (12,140)      (28,168)
    Accrued expenses and other current liabilities                        -       (46,670)
    Accrued officer payroll                                          30,081        (5,333)
    Accrued interest payable on convertible debenture                     -        23,150
                                                                   --------      --------
  Net cash flows from operating activities                         (233,132)     (247,822)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                             (    -)       (3,894)
                                                                      -----         -----
  Net cash flows from investing activities                           (    -)       (3,894)
                                                                      -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:

  Loans from officers and directors                                   6,195        17,922
  Proceeds from issuance of common stock                            255,000        20,000
  Proceeds from issuance of convertible debenture                         -       225,000
  Purchase of common stock                                               (3)            -
                                                                   --------      --------
  Net cash flows from financing activities                          261,192       262,922
                                                                   --------      --------

NET CHANGE IN CASH AND EQUIVALENTS                                   28,060        11,206

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            27,961        41,566
                                                                   --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                               $  56,021     $  52,772
                                                                   ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $       -     $       -
                                                                   ========      ========
Interest paid                                                     $       -     $       -
                                                                   ========      ========
NON-CASH FINANCING ACTIVITIES:

Preferred stock dividends                                         $  86,251     $  29,441
Issuance of common stock upon conversion of
  debentures and accrued interest                                 $ 120,573     $       -
Issuance of common stock in payment of
  accounts payable                                                $ 260,030     $       -
                                                                    =======       =======

See accompanying notes to consolidated financial statements.

                                    (7)

                OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Omagine, Inc. [formerly Alfa International Holdings Corp.]("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for its fiscal year ended December 31, 2006 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports"), Ty-Breakers Corp. ("Ty-Breakers") and Journey of Light, Inc. ("JOL"). Omagine and its subsidiaries are collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

                            (8)

NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3  - CONVERTIBLE DEBENTURES:

On December 8, 2005, Omagine sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006, Omagine sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Omagine's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of Omagine's Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007, the Debentures together with all accrued and unpaid interest thereon have been paid in full through such conversions into shares of Omagine's Common Stock.

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Omagine has designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock is $40 per share and dividends accrue at 5.0% per annum. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends shall, at the Company's option, be paid in cash or in shares of Common Stock valued at $1.00 per share.

At any time after twelve months from the date of issue, the Company may redeem all or any number of the Series B Preferred Stock then outstanding for $40 per share in cash or in exchange for Common Stock valued at $1.00 per share. The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 and the six month periods ended June 30, 2007 and 2006 as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net loss for each of these periods.
                             (9)

All unexercised common stock purchase warrants held by the holders of Series B Preferred Stock expired on July 31, 2007. Pursuant to the terms of the Preferred Stock, the Company has notified all holders of Series B Preferred Stock that it will redeem all shares of Series B Preferred Stock effective September 28, 2007.


NOTE 5 - STOCK OPTIONS AND WARRANTS

The following is a summary of stock option and warrant activity for the six months ended June 30, 2007:



                                      ---------------------------
                                       Stock Options     Warrants
                                       -------------     --------




Outstanding at January 1, 2007          1,165,000      4,450,467
Granted and Issued                        800,000            -
Exercised                                      -             -
Forfeited/expired/cancelled                    -         (72,235)
                                        ----------     ---------

Outstanding at June 30, 2007            1,965,000      4,378,232
                                        ----------     ---------

Exercisable at June 30, 2007            1,315,000      4,378,232
                                        ----------     ---------








                            (10)

Stock options outstanding at June 30, 2007 (all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  1997           125,000            125,000           $ .10           November 5, 2007
  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             20,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14, 2010
  2007           800,000            160,000           $ .25           March 31, 2012
               ---------          ----------
 Totals        1,965,000          1,315,000
               =========          ==========


The 10,000 unvested options relating to the 2005 grant are scheduled to vest on July 1, 2007. The 640,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2008 and 160,000 each April 1 thereafter for three succeeding years. As of June 30, 2007, there was $94,192 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $12,373 in the six months ending December 31, 2007; 20,823 in 2008; $18,768 in 2009; $18,768 in 2010; $18,768
in 2011; and $4,692 in 2012.


                                       (11)



Warrants outstanding at June 30, 2007 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date
 ------     -----------      -----------  --------     ----------

 2002-2005  4,100,500       4,100,500      $ .75     July 31, 2007
   2005        20,000          20,000        .20     December 19, 2007
   2005       257,732         257,732        .97     December 7, 2010
            ---------       ---------

 Totals     4,378,232       4,378,232
            =========       =========







                                      (12)

NOTE 6 - COMMITMENTS


Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the six months ended June 30, 2007 and 2006 was $38,728 and $35,677, respectively.

At June 30, 2007, the minimum future lease payments are as follows:

2007                                 $  25,900
2008                                    51,800
2009                                    51,800
2010                                    51,800
2011                                    51,800
Thereafter                              60,433
                                     ----------
Total                                $ 293,533
                                     ==========



Employment Agreements

Omagine is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Except for a six week period in 2006, all salary payments to this individual have been deferred and accrued, from October 1, 2004 through August 15, 2007.


Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement with this individual. This employment agreement has been canceled and the individual continues to perform services for the Company as a consultant. An employment agreement with this individual may be renegotiated in the future depending upon the Company's financial performance at the time. The terms of such employment agreement, if any, cannot be determined at this time.


The Company had been obligated to employ Contact's President and Vice-President of Sales under separate agreements with these two


                            (13)
individuals. These two agreements have been canceled and the individuals' service with the Company terminated in 2006.


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



NOTE 7 - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. The Company reports results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL's proposed development of an approximately $1.6 billion tourism related project.

The apparel business of the Company is conducted through its wholly owned subsidiaries - Contact Sports, Inc. ("Contact") and
Ty-Breakers Corp. ("Ty-Breakers").

Summarized financial information by business segment for the three and six month periods ended June 30, 2007 and 2006 is as follows:









                            (14)

                                                     SEGMENT INFORMATION
                                                     -------------------
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2007          2006         2007          2006
                                          ----          ----         ----          ----
Revenue:

  Real Estate Development             $        -   $  1,000,000    $       -   $1,000,000
  Apparel                                    126         29,204          317       29,204
                                       ---------     ----------    ----------   ---------
Total                                 $      126   $  1,029,204    $     317   $1,029,204

=========================================================================================

Operating Expenses:

  Real Estate Development             $  120,948    $   305,289    $ 139,185   $  553,716
  Apparel                                 20,335         70,360       40,702      128,087
  Corporate                              110,491        201,555      157,292      302,854
                                       ---------      ---------     ----------   --------
Total                                 $  251,774    $   577,204    $ 337,179   $  984,657

=========================================================================================

Operating Income (Loss):

  Real Estate Development             $ (120,948)    $  694,711    $ (139,185) $  446,284
  Apparel                                (20,274)       (41,156)      (40,450)    (98,883)
  Corporate                             (110,426)      (201,555)     (157,227)   (302,854)
                                       ---------     ---------     ----------   ---------
Total                                 $ (251,648)    $ 452,000     $ (336,862) $   44,547

=========================================================================================

Identifiable Assets:

  Real Estate Development                                         $     1,412  $   53,099
  Apparel                                                              48,307     108,550
  Corporate                                                            67,536      29,808
                                                                     ----------   -------
Total                                                             $   117,255  $  191,457

=========================================================================================

Capital Expenditures:

  Real Estate Development             $        -    $    2,289    $        -  $     3,894
  Apparel                                      -             -             -            -
  Corporate                                    -             -             -            -
                                       ---------     ---------     ----------   ---------
Total                                 $        -    $    2,289    $        -  $     3,894

=========================================================================================

Depreciation and Amortization:

  Real Estate Development             $      234    $      234    $      468  $       468
  Apparel                                      -             -             -            -
  Corporate                                1,000        29,949         8,371       58,107
                                       ---------     ---------     ----------   ---------
Total                                 $    1,234    $   30,183    $    8,839  $    58,575

=========================================================================================

Operating loss is total revenue less operating expenses, which include cost of sales and selling, general and administrative expenses.

                                         (15)

NOTE 8 - SUBSEQUENT EVENTS:

8.1. All unexercised common stock purchase warrants held by the holders of Series B Preferred Stock (the "$0.75 Warrants") expired on July 31, 2007. During July 2007, 1,380,167 of such $0.75 Warrants were exercised by the holders thereof prior to the expiration date and the Company received proceeds therefrom of $1,035,125. The 2,720,333 remaining $0.75 Warrants expired unexercised on July 31, 2007.

8.2. Pursuant to the Certificate of Designation, Preferences and Rights for Series B Preferred Stock and a resolution of the Board of Directors, the Company has notified all holders of shares of Series B Preferred Stock (the "Preferred Shares") that on September 28, 2007 (the "Redemption Date") all Preferred Shares (86,937 shares outstanding at June 30, 2007) will be redeemed by the Company by paying $40 per Preferred Share for each Preferred Share so redeemed plus all accrued but unpaid dividends then outstanding on the Preferred Shares so redeemed (the "Redemption Price"). The Redemption Price may be paid in shares of the Company's Common Stock valued at one dollar ($1.00) per share of Common Stock. From and after the Redemption Date, all rights of the holders of Preferred Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred Shares, and such Preferred Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

8.3. In July of 2007 the holder of the debentures exercised the warrant that was sold with the debentures (the "Debenture Warrant"). The Debenture Warrant gave the holder the right to purchase 257,732 shares of Common Stock at a purchase price of $0.97 per share and included an optional "cashless exercise" provision. In July the holder of the debentures exercised the Debenture Warrant pursuant to the "cashless exercise" provision and was issued 79,161 shares pursuant thereto which represented the full exercise of the Debenture Warrant. The Company received no proceeds from the "cashless exercise" and no portion of the Debenture Warrant remains outstanding or available for the purchase of any further shares of Common Stock.










                            (16)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

In June 2007 the Company changed its corporate name to Omagine, Inc. to align its corporate identity with the real estate development project (the "Omagine Project") that the Company's subsidiary Journey of Light, Inc. ("JOL") is proposing to develop in the Sultanate of Oman ("Oman"). The Company's website is www.omagine.com.

All of the Company's operations are conducted through its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact"), Ty-Breakers Corp.("Ty-Breakers") and JOL. The Company presently concentrates the majority of its efforts on the development of JOL's business Contact and Ty-Breakers are in the apparel business.

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects - primarily in the Middle East and North Africa.

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



                            (17)

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the project company presently under formation in Oman ("Omagine LLC") to sign the Development Agreement with the Government of Oman.

* Failure of Omagine LLC to obtain the necessary financing required to design, build and operate the Omagine Project.

* Inability of the Company or Omagine LLC to secure additional financing;

* Unexpected economic or political changes in the United States or abroad;

* The imposition of new restrictions or regulations by government agencies in the U.S or abroad that affect the Company's business activities.


JOURNEY OF LIGHT, INC.
---------------------
The Omagine Project
-------------------

JOL is engaged primarily in the business of real estate development in the country of Oman. Pursuant to a memorandum of understanding between JOL and the Ministry of Tourism of Oman ("MOT"), JOL prepared and presented a feasibility study for a proposed real-estate project (the "Omagine Project") to be developed in Oman by Omagine LLC, an Omani company presently under formation by JOL.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby the Seeb International

                            (18)

Airport. The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibitions, two resort hotels, a boardwalk, an open air amphitheater and stage, a canal and enclosed harbor area, boat slips, commercial office buildings, shopping and retail establishments, open space green areas, restaurants and approximately 3,900 residences. Through its ownership interest in Omagine LLC, the Company plans over time to also be in the property management, hospitality and entertainment businesses.

JOL management has concluded its discussions and negotiations with Government officials, the objective of which was to arrive at the terms and conditions of a development agreement ("Development Agreement") between the Government and Omagine LLC which would govern the development of the Omagine Project. As required, several ministries are now reviewing the final draft of the Development Agreement. In order to move into the actual development stage of the Omagine Project, Omagine LLC and the Government must sign the Development Agreement - an event which the Company previously expected to occur during the second quarter of 2007 but presently expects to occur during the third quarter of 2007. Management has conducted numerous meetings and discussions with several commercial and investment banks and prospective investors, partners, financial advisers, contractors and hotel operators regarding the structure and placement of the necessary construction financing as well as the ongoing financing arrangements and operations of Omagine LLC.


-----------------------------------------------------------------

Notwithstanding the foregoing positive developments no assurances can be given at this time that the Development Agreement will actually be signed. Although the discussions and negotiations have been concluded, their outcome is clear, and a draft of the final Development Agreement is now being circulated within the Government, until it is signed, no assurance whatsoever can be given that the Development Agreement actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

-----------------------------------------------------------------

The J&P Agreement
-----------------
On December 5, 2006, JOL signed a definitive agreement (the "J&P
Agreement") with Joannou & Paraskevaides (Overseas) Ltd. ("J&P")

                            (19)
with respect to the development of the Omagine Project. The J&P Agreement, which was renewed in June 2007, memorializes the relationship that will exist between J&P and Omagine LLC. The Omagine Project will be owned and operated by Omagine LLC whose shareholders are presently planned to be JOL and J&P. The Company anticipates that, shortly after the Development Agreement is signed, Omagine LLC and J&P will sign a shareholder agreement which will, among other things, memorialize the sale of a minority percentage of Omagine LLC's equity to J&P. J&P's website is www.jandp-group.com

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be used in Omagine LLC's financing discussions with financial institutions and investors.

The Company expects, based on present assumptions which are subject to modification, that the development costs for the entire Omagine Project will be approximately $1.6 billion dollars.

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine project - which, as of the date hereof, is not certain to occur.


Contact Sports and Ty-Breakers
------------------------------

Contact and Ty-Breakers are in the apparel business which the Company no longer actively promotes and which is not expected to contribute significantly to the Company's future results.


The Company maintains its corporate offices at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties. Subsequent to the signing of the Development Agreement, the Company plans to open an office for Omagine LLC in Muscat, Oman.






                            (20)

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30,2007 vs.
THREE MONTHS ENDED JUNE 30,2006

Revenue in the second quarter of 2007 was $126, a decrease of $1,029,078 as compared to the same period in the previous year. This decrease was attributable to the reduced sales at Contact of $29,078 and the non-recurring $1,000,000 of revenue realized from the settlement of a dispute in the second quarter of 2006.

Selling, general and administrative expenses were $251,774 during the second quarter of 2007, compared to $565,200 in the second quarter of 2006. This decrease of $313,426 (124%) was primarily attributable to the absence in 2007 of costs associated with Omagine's sale and amortization of the Debentures in 2006, and to lower costs incurred at JOL in the second quarter of 2007 compared to the comparable 2006 period for travel, consulting fees and professional fees associated with the Omagine Project.

The Company experienced an operating loss of $(251,648) during the second quarter of 2007 as compared to an operating profit of $452,000 during the same period in 2006. This $703,648 decrease in the Company's operating income was attributable to the above-mentioned non-recurring one million dollar revenue item in the second quarter of 2006 net of the decrease in selling, general and administrative expenses during the second quarter of 2007 compared to the comparable 2006 period. The Company expects to continue to experience losses until revenue from the Omagine Project is realized.

The nature of JOL's present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company's operations.

The Company no longer actively promotes the apparel business of Contact and Ty-Breakers and this segment is not expected to contribute significantly to the Company's future results. The Company may sell Contact and Ty-Breakers or may discontinue its apparel business in its entirety.

The Company will need to raise significant capital and secure significant financing in order to execute the Omagine Project and its presently conceived business plan.



                            (21)

There were no capital expenditures during the quarterly period ended June 30, 2007. Subject to the Development Agreement being executed and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30,2007 vs.
SIX MONTHS ENDED JUNE 30,2006

Revenue in the first six months of 2007 was $317, a decrease of $1,028,887 as compared to the same period in the previous year. This decrease was attributable to the reduced sales at Contact of $28,887 and the non-recurring $1,000,000 of revenue realized from the settlement of a dispute in the second quarter of 2006.

Selling, general and administrative expenses were $337,114 during the first six months of 2007, compared to $972,653 in the first six months of 2006. This decrease of $635,539 (65%) was primarily attributable to the absence in 2007 of costs associated with Omagine's sale and amortization of the Debentures in 2006, and to lower costs incurred at JOL in the first six months of 2007 compared to the comparable 2006 period. These cost reductions were primarily in travel, consulting fees, professional fees, salaries and other costs related to JOL's March 2006 presentation in Oman.

The Company's direct expenditures for marketing and promotional items were not significant during the period. Subject to the Development Agreement being signed, JOL may recover all or a portion of its expenses (the "Development Expenses")incurred to date in conceptualizing and promoting the Omagine Project. Subject to the Development Agreement being executed and the availability of resources, the Company may incur significant expenses related to marketing expenditures in the future.

The Company sustained a loss from operations of $(336,862) during the first six months of 2007 as compared to income from operations of $44,547 during the first six months of 2006. This $381,409 decrease in the Company's income from operations was attributable to the above-mentioned one million dollar non-recurring revenue item in the six months ended June 30, 2006 combined with the reduced sales revenue and reduced selling, general and administrative expenses in the six months ended June 30, 2007. After provision for the payment of $86,251 in dividends on its preferred stock and the amortization of $6,371 of costs associated with the Debenture financing, the Company sustained a net loss applicable to common stockholders of $(436,117) for the six month period ended June 30, 2007. The Company expects to continue to experience losses until revenue from the Omagine Project is realized.

                            (22)

The nature of JOL's present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company's operations.

The Company no longer actively promotes the apparel business of Contact and Ty-Breakers and this segment is not expected to contribute significantly to the Company's future results. The Company may sell Contact and Ty-Breakers or may discontinue its apparel business in its entirety.

The Company will need to raise significant capital and secure significant financing in order to execute the Omagine Project and its presently conceived business plan.

There were no capital expenditures during the six month period ended June 30, 2007. Subject to the Development Agreement being executed and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.


LIQUIDITY AND CAPITAL RESOURCES:

The Company has experienced negative cash flows during the past three fiscal years. The Company incurred net losses of $767,951, $5,900,662 and $1,020,624 in its 2006, 2005 and 2004 fiscal years respectively. The Company's net loss for the six months ended June 30, 2007 was $349,866. During the six months ended June 30, 2007, the Company experienced an increase in cash and equivalents of $28,060.

At June 30, 2007, the Company had a working capital deficit of $833,944, compared to a working capital deficit of $920,163 at December 31, 2006. The $86,219 decreased working capital deficit was primarily attributable to increases in cash resulting from the sale of common stock, loans from officers and increased accrued officer payroll, increased accounts payable (after accounting for $260,030 of payables exchanged for common stock) and collection of accounts receivable, net of an increase in inventory and a reduction in customer deposits.

Of the $924,283 of current liabilities at June 30, 2007, $494,597
(53%) represent amounts which are either (i) due to officers, or
(ii) may be paid in common stock in lieu of cash.



                            (23)

The $233,132 of funds used by operating activities during the six months ended June 30, 2007 were used primarily to fund the net loss of $349,866 and the $20,462 increase in inventory.

There were no capital expenditures during the six month period ended June 30, 2007.

Funds totaling $261,192 were provided by financing activities during the first six months of fiscal 2007, $255,000 from the sale of 2,350,000 shares of unregistered and restricted common stock that were sold without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon exemptions from such registration requirements contained in Section 4(2) under the Act to three "accredited investors" as that term is defined in Rule 501 under Regulation D under the Act, one of whom is a director of the Company, and $6,195 from loans to the Company by its Officers and Directors net of the purchase for $3.00 and retirement by the Company of ten (10) shares of Common Stock from a stockholder.

During the first six months of 2007 the Company issued and sold 2,600,303 shares of unregistered and restricted common stock in exchange for the payment of $260,030 of accounts payable to two accredited investors, one of whom is a director of the Company, and also issued and sold 6,250 shares to a director in exchange for the provision of legal services. The foregoing 2,606,553 shares were sold without registration under the Act in reliance upon exemptions from such registration requirements contained in
Section 4(2) under the Act.

During the first six months of 2007 the holder of the debentures converted the remaining $175,000 of the face amount and accumulated interest into 2,699,138 shares of Omagine's common stock.

In July of 2007 the holder of the debentures exercised the warrant that was sold with the debentures (the "Debenture Warrant"). The Debenture Warrant gave the holder the right to purchase 257,732 shares of Common Stock at a purchase price of $0.97 per share and included an optional "cashless exercise" provision. In July the holder of the debentures exercised the Debenture Warrant pursuant to the "cashless exercise" provision and was issued 79,161 shares pursuant thereto which represented the full exercise of the Debenture Warrant. The Company received no proceeds from the "cashless exercise" and no portion of the Debenture Warrant remains outstanding or available for the purchase of any further shares of Common Stock.


                            (24)

The business and operations of the Company's Contact Sports and Ty-Breakers subsidiaries may be sold or discontinued in the future.

Between July 1, 2007 and July 31, 2007, holders of the Company's Series B Preferred Stock exercised 1,380,167 common stock purchase warrants at an exercise price of $0.75 per share (the "$0.75 Warrants") and the Company will issue 1,380,167 shares of restricted Common Stock to such holders. The Company received proceeds of $1,035,125 from such exercise of the $0.75 Warrants. The remaining 2,720,333 unexercised $0.75 Warrants expired unexercised on July 31, 2007.

The Company's inability to secure or arrange additional funding to implement JOL's business plan, or Omagine LLC's failure to sign the Development Agreement with the Government of Oman regarding the Omagine Project will significantly affect the Company's ability to continue operations.


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


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES

During the six month period ended June 30, 2007, the registrant issued and sold the unregistered and restricted shares of its Common Stock as indicated in the Consolidated Statement of

                            (25)

Changes in Stockholders' Equity contained in Item 1 of Part I and in Liquidity and Capital Resources contained in Item 2 of Part I all of which information from Part I is hereby incorporated by reference into Part II hereof.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2007 the Company changed its corporate name from Alfa International Holdings Corp. to Omagine, Inc. pursuant to the joint written consent of a majority of its shareholders. The resolution to change the Company's corporate name was adopted by the joint written consent of such majority of the Company's shareholders without a meeting pursuant to the Delaware Corporation Act. The holders of 20,925,970 shares of the Company's common stock, representing 52.6% of the then outstanding 39,762,136 shares, voted in favor of the resolution. There were no votes withheld, no abstentions and no votes against the resolution.

ITEM 6.    Exhibits

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation SB


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------


31             Sarbannes-Oxley 302(A) certification      27

32             Sarbannes-Oxley 1350 certification        28



                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
June 30, 2007 on Form 10-QSB of Omagine, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                            (26)

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

Date: August 14, 2007

/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer


                            (27)

The originally executed copy of this Certification will be maintained at the Registrant's offices and will be made available for inspection upon request.




                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Omagine, Inc. on Form 10-QSB for the period ending June 30, 2007 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Omagine, Inc.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

August 14, 2007

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



DATED: August 14, 2007             OMAGINE, INC.
                                   (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer





                            (29)