Form 10QSB
period 2007-09-30
Omagine, Inc.
filed 2007-11-19
CIK 820600

                        FORM 10-QSB
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 30, 2007
                                -------------------

Commission File Number: 0-17264
                        -------

                     Omagine, Inc.
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

               Alfa International Holdings Corp.
               ---------------------------------
                 (Former name of registrant)

Indicate by check mark whether the registrant (1) has filed
all
reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No

As of October 30, 2007 the registrant had outstanding
45,022,405 shares of Common Stock, par value $.001 per share.

                            (1)

                      OMAGINE, INC.
                         INDEX


FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30,
2006
    NINE  MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30,
2006


    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
    NINE MONTHS ENDED SEPTEMBER 30, 2007


    CONSOLIDATED STATEMENTS OF CASH FLOWS:
    NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30,
2006


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















                            (3)


               OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS


                                September 30,       December
31,
                                     2007              2006
     ASSETS                     ------------       -----------
-
                                  (Unaudited)         Note 1
CURRENT ASSETS:

Cash                                $ 581,641         $ 27,961
Accounts receivable                    30,914           26,276
Inventories                            13,063           13,063
Prepaid expenses and other
  current assets                          -                531
                                     --------         --------
        Total Current Assets          625,618           67,831
                                     --------         --------
PROPERTY AND EQUIPMENT:
  Office & Computer Equipment         117,292          104,292
  General Plant                        17,800           17,799
  Furniture & Fixtures                 15,951           15,951
  Leasehold Improvements                  866              866
                                     --------         --------
                                      151,909          138,908
  Less:  Accumulated depreciation
    and amortization                 (126,976)
(123,273)
                                     --------         --------
                                       24,933           15,635
                                     --------         --------
OTHER ASSETS:
Other assets                           13,749           13,749
                                     --------         --------

Total Assets                        $ 664,300        $  97,215
                                     --------         --------






LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                    $ 345,471         $583,908
Customer Deposits                         -             12,140
Accrued officer payroll               202,121          320,553
Accrued expenses and other
  current liabilities                  19,876           19,876
Dividends payable                         -                -
Due to Officers and Directors             -             51,517
                                     ---------        --------
        Total Current Liabilities     567,468          987,994
                                     ---------        --------



LONG-TERM LIABILITIES:

  Convertible Debentures, net of
    Discounts                            -              77,922
  Accrued Interest payable on
    Convertible Debentures               -              41,794
                                    ---------         --------
                                         -             119,716
                                    ---------         --------
TOTAL LIABILITIES:                    567,468        1,107,710

COMMITMENTS


STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized - 1,000,000 shares
  Undesignated preferred stock:
  Authorized - 850,000 shares:
    Issued and outstanding - none
  Series B preferred stock:
  Authorized-150,000 shares:
    Issued and outstanding - none
  and 86,937 shares, respectively         -                87
Common stock - $ .001 par value
 Authorized - 50,000,000 shares
 Issued and outstanding 45,022,405
  and 32,112,964 shares,
  respectively                         45,022           32,113
Capital in excess of par value     16,238,570       14,365,056
Retained earnings (Deficit)       (16,186,760)
(15,407,751)
                                   ----------        ---------
-
Total Stockholders'
   Equity/Deficit                      96,832
(1,010,495)

                                   ----------        ---------
  Total Liabilities and
Stockholders' Equity               $  664,300        $  97,215
                                    ---------        ---------







See accompanying notes to consolidated financial statements.




                            (4)

                             OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         ------------------------------------------
                                              (UNAUDITED)                (UNAUDITED)
                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           September 30,                September 30,
                                       ----------------------      -------------------
---
                                          2007          2006          2007        2006
                                          ----          ----          ----        ----
REVENUES:
Net sales                             $   29,838    $   99,359    $   30,155   $
128,563
Settlement of Dispute                        -             -            -
1,000,000
                                       ---------     ---------      ---------   ------
---
Total revenues                            29,838        99,359        30,155
128,563
                                       ---------     ---------      ---------     ----
---
COSTS AND EXPENSES:
Cost of sales                             28,177        79,975        28,242
91,979
Selling, general and administrative      299,202       269,380       636,316
1,242,033
                                         -------       -------     ---------      ----
---
Total costs and expenses                 327,379       349,355       664,558
1,334,012
                                         -------       -------     ---------      ----
---

Operating loss                          (297,541)     (249,996)     (634,403)
(205,449)
Interest income                              -             459            33
492
Interest expense                         ( 8,161)      (29,625)     ( 21,198)
(103,382)
                                        ---------     ---------     ---------    -----
---
NET LOSS                              $ (305,702)   $ (279,162)   $ (655,568)
$(308,339)
                                       ---------     ---------     ---------    ------
---


PREFERRED STOCK DIVIDENDS            $   37,190    $    7,057     $ 123,441   $
36,498
                                       ---------     ---------     ---------    ------
---

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                  $ (342,892)   $ (286,219)   $ (779,009)  $
(344,837)
                                       ---------    ----------    -----------  -------
---


NET LOSS PER COMMON SHARE:

BASIC                                 $    (.01)    $    (.01)     $ (.02)      $
(.01)
                                       ---------     ---------    ----------   -------
---

DILUTED                               $    (.01)    $    (.01)     $ (.02)      $
(.01)
                                       ---------     ---------    ----------   -------
---


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC                                 42,373,025    29,806,552    39,321,996
29,334,026
                                      ----------    ----------   ----------   --------
---

DILUTED                               42,373,025    29,806,552    39,321,996
29,334,026
                                      ----------    ----------   ----------   --------
---



See accompanying notes to consolidated financial statements.


                            (5)

                          OMAGINE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                                  (UNAUDITED)

                    Common Stock           Preferred Stock
                  ----------------         ---------------    Capital in      Retained
                                Par                   Par      Excess of      Earnings
                  Shares        Value      Shares   Value     Par Value
(Deficit)
                  ------      --------     ------   -----     ---------       --------
-


Balances at
December 31,
2006            32,112,964   $  32,113    86,937   $   87    $14,365,056
$(15,407,751)

Issuance of
Common stock
for consulting
services             6,250           6                               744

Issuance of
common stock
for cash         2,350,000       2,350                           252,650

Purchase of
Common stock
for cash              (10)                                            (3)


Issuance of
common stock
upon conversion
of debentures    2,737,629       2,738                           124,206

Preferred Stock                    -
and dividends
converted to
common stock     3,600,941       3,601   (86,937)     (87)       119,927


Issuance of
Common stock in
payment of
accounts payable 2,800,303       2,800                           339,230

Cancellation of
Common stock issued
for consulting
services           (45,000)        (45)                          (10,906)

Issuance of
Common stock upon
exercise of
Warrants         1,459,328       1,459                         1,033,666

Stock option
expense                 -           -         -       -           14,000

Preferred stock
dividends               -         -           -       -            -
(123,441)



Net loss                -         -           -       -            -
(655,568)
                ----------  ---------    -------  ------    -----------      ---------
--


Balances at
September 30,
 2007           45,022,405   $  45,022       -     $  -      $16,238,570
$(16,186,760)
                ----------   ---------    -------  ------    -----------     ---------
--



See accompanying notes to consolidated financial statements.

                                             (6)

                           OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------------------
                                   (UNAUDITED)
                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                       2007          2006
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $ (655,568)   $ (308,339)
  Adjustments to reconcile net loss to net
     cash flows from operating activities:
  Depreciation and amortization                       10,074        81,842
  Stock based compensation expense related
     to stock options                                 14,000        46,344

  Issuance of Common Stock for consulting services       750           -


  Cancellation of common stock issued for consulting
  services                                           (10,951)          -

  Changes in operating assets and liabilities:
     Accounts receivable                              (4,638)      (67,258)
     Inventories                                         -         (37,287)
     Prepaid expenses and other current assets            531       19,521
     Other assets                                        -            (235)
     Customer deposits                                (12,140)     (28,168)
     Accounts payable                                 103,593     (114,709)
     Accrued expenses and other current liabilities      -         (46,670)
     Accrued officer payroll                         (118,432)      20,709
     Accrued interest payable                             857       33,492
                                                    ---------      ---------
  Net cash flows from operating activities           (671,924)    (400,758)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment              (13,001)      (3,894)
                                                      ---------    ---------
  Net cash flows from investing activities            (13,001)      (3,894)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Due to Officers and Directors                       (51,517)     119,898
  Proceeds from sales of common stock                 255,000       20,000
  Proceeds from exercise of common stock warrants   1,035,125          -
  Proceeds from issuance of debenture                              225,000
  Purchase of common stock                                 (3)         -
                                                     --------     --------
  Net cash flows from financing activities          1,238,605      364,898

NET CHANGE IN CASH AND EQUIVALENTS                    553,680      (39,754)
                                                     --------     --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD              27,961       41,566
                                                     --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                  $581,641    $   1,812
                                                    ---------     ---------


SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                   $     -       $    -
                                                     ---------    ---------
Interest paid                                       $  13,969     $    -
                                                     ---------    ---------
NON-CASH FINANCING ACTIVITIES:
Preferred stock dividends paid in common
  stock                                              $123,441     $ 42,983
Issuance of common stock in payment of
  accounts payable                                   $342,030          -

Issuance of common stock upon conversion
   Of debentures and accrued interest                $126,944     $ 62,067


See accompanying notes to consolidated financial statements.


                                             (7)

                OMAGINE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Omagine, Inc. [formerly
Alfa
International Holdings Corp.]("Omagine" or the ?Company?) at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company?s annual report on Form 10-KSB for its fiscal year ended
December 31, 2006 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

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

                            (8)

Principles of Consolidation ? The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Contact Sports, Inc. (?Contact?), Ty-
Breakers Corp. (?Ty-Breakers?) and Journey of Light, Inc. (?JOL?). Omagine and its subsidiaries are collectively referred to as the ?Company?. All inter-company transactions have been eliminated in consolidation.

NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3  - CONVERTIBLE DEBENTURES:

On December 8, 2005, Omagine sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006, Omagine sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second
Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Omagine's $0.001 par value common stock (?Common Stock?) at a price per share equal to 90% of the lowest volume weighted average price of a share of Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007, the Debentures together with all accrued and unpaid interest thereon were paid in full through such conversions into shares of Common Stock.

The warrant that was sold with the First Debenture (the
?Debenture Warrant?) gave the holder the right to purchase
257,732 shares of Common Stock at a purchase price of


                             (9)

$0.97 per share and included an optional ?cashless exercise? provision. In July 2007, the holder of the Debentures exercised the Debenture Warrant pursuant to the ?cashless exercise? provision and was issued 79,161 shares of Common Stock pursuant thereto which represented the full exercise of the Debenture Warrant. The Company received no proceeds from the ?cashless exercise? and no portion of the Debenture Warrant remains outstanding or available for the purchase of any further shares of Common Stock.


NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Omagine had designated 150,000 shares of its $0.001 par value preferred stock (?Preferred Stock?) as ?Series B Preferred Stock?. The face value of the Series B Preferred Stock was $40 per share and dividends accrued at 5.0% per annum. Each share of the Series B Preferred Stock (?Preferred Share(s)?) was convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends, at the Company?s option, could be paid in cash or in shares of Common Stock valued at $1.00 per share.

Pursuant to the Certificate of Designation, Preferences and Rights for Series B Preferred Stock and a resolution of the Board of Directors, on September 28, 2007 (the ?Redemption Date?),the Company redeemed all Preferred Shares outstanding on the Redemption Date.

The Company paid forty-one dollars and forty-eight cents ($41.48) per Preferred Share (the "Redemption Price") to the registered holders of the 76,437 Preferred Shares outstanding on the Redemption Date. The Redemption Price was calculated by adding the $40.00 face value of each Preferred Share to the $1.48 of dividends accrued thereon.

The Redemption Price was paid in shares of the Company?s
Common
Stock valued at one dollar ($1.00) per share.

From and after the Redemption Date, all rights of the holders of
Preferred Shares (except the right to receive the Redemption


                             (10)

Price without interest upon surrender of their certificate or certificates) ceased with respect to such Preferred Shares. Such
Preferred Shares shall not hereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever. As of the date hereof no Preferred Shares or any other shares of Preferred Stock are issued or outstanding.

The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the three month period ended September 30, 2007 and the nine month periods ended
September 30, 2007 and 2006 as the conversion would be anti-dilutive after adding back preferred stock dividends to the respective net loss for each such period.

The 2,720,333 unexercised Common Stock purchase warrants held by the holders of Series B Preferred Stock (the ?$0.75 Warrants?) expired on July 31, 2007. During July 2007, 1,380,167 of such $0.75 Warrants were exercised by the holders thereof and the Company received proceeds therefrom of $1,035,125.


NOTE 5 ? STOCKHOLDERS EQUITY

In February and March 2007, the Company sold a total of 2,300,000 shares of its Common Stock to three individuals (including 50,000 shares to a Company director) at a price of $0.10 per share and the Company received the total net proceeds of $230,000. In May 2007, the Company sold 50,000 shares of its
Common Stock to an individual at a price of $0.50 per share and the Company received the total net proceeds of $25,000.

In February and March 2007, the Company issued a total of 2,737,629 shares of its Common Stock to the holder of the Convertible Debentures in satisfaction of $175,000 of principal amount of the Debentures and $42,651 of accrued interest.

In March 2007, the Company issued a total of 2,600,303 shares of its Common Stock in satisfaction of $260,030 of accounts payable (including 145,813 shares to a Company Officer). In September 2007, the Company issued 200,000 shares of its Common
Stock to an investor relations consultant in satisfaction of an $82,000 account payable due to the consultant.


                             (11)

In July and August 2007, the Company issued a total of 430,312 shares of its Common Stock (including 10,312 shares in payment of dividends payable), to holders of 10,500 Preferred Shares upon conversion of such Preferred Shares by the holders thereof.
In September 2007, the Company issued a total of 3,170,629 shares of Common Stock (including 113,129 shares in payment of dividends payable) to holders of 76,437 Preferred Shares which the Company redeemed pursuant to the Redemption Notice (See
Note 4).

In July 2007 the Company issued 1,380,167 shares of its Common Stock to holders of $0.75 Warrants upon the exercise thereof by such holders. The Company received $1,035,125 from the
exercise
of such $0.75 Warrants. In July 2007, the Company issued
79,161
shares of its Common Stock to the holder of the Debenture Warrant upon the ?cashless exercise? thereof by such holder. (See Note 3).

Stock Options and Warrants

On September 20, 2007, the Company registered the 2.5 million shares of its Common Stock reserved for issuance under the Alfa
International Corp 2003 Stock Option Plan (?Stock Option
Plan?)
for resale by filing a registration statement with the Securities and Exchange Commission on Form S-8. This registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Stock Option Plan. The adoption of the Stock
Option Plan was approved by Board of Directors in March 2004 and ratified by the Company?s shareholders on September 1, 2004.

The Stock Option Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the
?Recipients?) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company?s Common Stock.


The following is a summary of stock option and warrant activity for the nine months ended September 30, 2007:



                             (12)


                                      ------------------------
--
                                      Stock Options
Warrants
                                      -------------     ------
--




Outstanding at January 1, 2007          1,165,000
4,450,467
Granted and Issued                        800,000           -
Exercised                                      -
(1,637,899)
Forfeited/expired/cancelled                    -
(2,792,568)
                                        ----------     -------
--

Outstanding at Sept 30, 2007            1,965,000
20,000
                                        ----------     -------
--

Exercisable at Sept 30, 2007            1,325,000
20,000
                                        ----------     -------
--








                            (13)

Stock options outstanding at September 30, 2007 (all non-qualified) consist of:


   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  1997           125,000            125,000           $ .10           November 5, 2007
  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             30,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14,
2010
  2007           800,000            160,000           $ .25           March 31, 2012
               ---------          ----------
 Totals        1,965,000          1,325,000
               =========          ==========


The 640,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2008 and 160,000 each April 1 thereafter for three succeeding years. As of September 30, 2007, there was $87,738 of total unrecognized compensation cost related to un-expensed stock options. That cost is expected to be recognized $5,920 in the three months ending December 31, 2007; $20,822 in 2008; $18,768 in 2009;
$18,768 in 2010; $18,768 in 2011; and $4,692 in 2012.

                                       (14)



Warrants outstanding at September 30, 2007 consist of:



  Year        Number         Number       Exercise     Expiration
 Issued     Outstanding      Exercisable     Price          Date
 ------     -----------      -----------  --------     ----------


   2005        20,000          20,000        .20     December 19, 2007

             =========       =========







                                      (15)

NOTE 6 ? COMMITMENTS


Leases

The Company leases its executive office in New York, N.Y.
under
a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the nine months ended
September
30, 2007 and 2006 was $58,027 and $54,602 respectively.

At September 30, 2007, the minimum future lease payments are as follows:

2007                                 $  12,950
2008                                    51,800
2009                                    51,800
2010                                    51,800
2011                                    51,800
Thereafter                              60,433
                                     ----------
Total                                $ 280,583
                                     ==========



Employment Agreements

Omagine is obligated to pay its President and Chief Executive
Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes.


Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which has been canceled.
Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company will enter into a new employment agreement with this individual.


                            (16)

The Company had been obligated to employ Contact?s President and
Vice-President of Sales under separate employment agreements which have been canceled and the individuals? service with the Company terminated in 2006.


Factoring Agreement

In March 2004 Contact entered into a one-year agreement (the ?Factoring Agreement?) with a company (?Factor?) specializing in factoring accounts receivable. The Factoring Agreement was deemed renewed from year to year following the initial term unless terminated upon notice by either party. In March 2006 Contact gave such notice of termination to the Factor and subsequently the Factor and Contact agreed to continue the Factoring Agreement after March 2006 on a month-to-month basis.
The Factoring Agreement continued in effect until March 15,
2007
when it was terminated in accordance with its terms by Contact.


NOTE 7 - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. The Company reports results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is in its initial stages of business development. JOL is presently conducting negotiations with the Government of Oman with respect to JOL?s proposed development of an approximately $1.6 billion tourism related project.

The apparel business of the Company is conducted through its wholly owned subsidiaries - Contact and Ty-Breakers.

Summarized financial information by business segment for the three and nine month periods ended September 30, 2007 and 2006 is as follows:


                            (17)

                                                     SEGMENT INFORMATION
                                                     -------------------
                                         THREE MONTHS ENDED           NINE MONTHS
ENDED
                                             September 30,               September 30,
                                      ----------------------      --------------------
--
                                          2007          2006         2007
2006
                                          ----          ----         ----          ---
-
Revenue:

  Real Estate Development             $      -     $        -      $     -
$1,000,000
  Apparel                                 29,838         99,359       30,155
128,563
                                       ---------     ----------    ----------   ------
---
Total                                 $   29,838   $     99,359    $  30,155
$1,128,563


======================================================================================
===

Operating Expenses:

  Real Estate Development             $   65,274    $   107,572    $ 204,459   $
661,288
  Apparel                                 32,703        122,884       73,405
158,273
  Corporate                              229,402        118,899      386,694
514,451
                                       ---------      ---------     ----------   -----
---
Total                                 $  327,379    $   349,355    $ 664,558
$1,334,012


======================================================================================
===



Operating Income (Loss):

  Real Estate Development             $ ( 65,274)    $ (107,572)    $(204,459) $
338,712
  Apparel                                (2,865)        (23,525)      (43,250)
(29,710)
  Corporate                             (229,402)    (118,899)    (386,694)
(514,451)
                                       ---------     ---------     ----------   ------
---
Total                                 $ (297,541)    $(249,996)  $ (634,403)
$(205,449)


======================================================================================
===

Identifiable Assets:

  Real Estate Development                                         $   1,141   $  1,880
  Apparel                                                            58,758     80,239
  Corporate                                                         604,401     15,096

                                                                   ----------  -------
Total                                                             $ 664,300   $ 97,215



======================================================================================
===
Capital Expenditures


  Real Estate Development             $      -     $      -      $      -     $  3,894
  Apparel                                    -            -             -          -
  Corporate                                  -            -          13,001        -
                                       ---------     ---------     ----------  -------
--
Total                                 $      -    $       -      $   13,001   $  3,894


======================================================================================
===

Depreciation and Amortization:

  Real Estate Development             $      234    $      234    $      702  $    702
  Apparel                                    -             -             -         -
  Corporate                                1,001        23,033         9,372    81,140
                                       ---------     ---------     ----------  -------
--
Total                                 $    1,235    $   23,267    $  10,074   $ 81,842

======================================================================================
===



Operating loss is total revenue less operating expenses, which include cost of sales and selling, general and administrative expenses.


                                         (18)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

In June 2007 the Company changed its corporate name to Omagine,
Inc. to align its corporate identity with its real estate development business. The Company?s website is www.omagine.com.

All of the Company's operations are conducted through its wholly-owned subsidiaries, Journey of Light, Inc. (?JOL?), Contact Sports, Inc. ("Contact") and Ty-Breakers Corp.("Ty-Breakers"). JOL is proposing to develop a real estate project (the ?Omagine Project?) in the Sultanate of Oman (?Oman?).The Company presently concentrates the majority of its efforts on the development of JOL?s business. Contact and Ty-Breakers are in the apparel business.

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects ? primarily in the
Middle East and North Africa.

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

Revenue Recognition. The method of revenue recognition at JOL will be determined by management when and if it becomes likely that JOL will begin generating revenue. Revenue is recognized at
                            (19)

Contact and Ty-Breakers when goods are shipped to customers from the Company's warehouse.

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of JOL or other proposed co-owners (collectively, the
?Founder Shareholders?) of the project company presently under formation in Oman (?Omagine SAOC?), to sign the Development
Agreement with the Government of Oman.

* Failure of Omagine SAOC to obtain the necessary financing required to design, build and operate the Omagine Project.

* Inability of the Company or Omagine SAOC to secure additional financing as and if required;

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


                            (20)

JOL prepared and presented to the Ministry of Tourism of Oman (?MOT?) and other Government officials a feasibility study for a proposed real-estate project (the "Omagine Project") to be developed in Oman by Omagine SAOC, an Omani company presently under formation by JOL and other Founder Shareholders.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the ?Omagine Site?) just west of the capital city of Muscat and nearby the Seeb International Airport. The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibitions, two resort hotels, a boardwalk, an open air amphitheater and stage, a canal and enclosed harbor area, boat slips, commercial office buildings, shopping and retail establishments, open space green areas, restaurants and approximately 3,300 residences, 450 serviced apartments and 150 employee apartments. Through its ownership interest in Omagine SAOC, the Company plans over time to also be in the property management, hospitality and entertainment businesses.

During the period from June through October 2007, JOL management had further meetings, discussions and negotiations with officials of the Government of Oman regarding the terms and conditions of a development agreement (?Development Agreement?)
between the Government and Omagine SAOC and JOL has now delivered to the Government what it believes to be the final draft of the Development Agreement.

Final discussions remain to be had with the MOT regarding only the identity and percentage ownership of the three required
Founder Shareholders of Omagine SAOC.

During October and continuing to date JOL has held discussions with Bank Muscat SAOG (the ?Bank?), the largest commercial bank in Oman, with a view toward signing an agreement (the ?Financial
Advisory MOU?) with the Bank memorializing the agreement between
JOL and the Bank regarding, among other things: (i) JOL appointing the Bank as its financial advisor immediately subsequent to signing the Development Agreement, (ii) the Bank

                            (21)
undertaking the task of structuring the optimal capital structure for Omagine SAOC, (iii) the Bank arranging for and placing equity, debt and mezzanine capital requirements for Omagine SAOC, and (iv) the Bank, or its nominee investing up to twenty-five percent (25%) of the capital of Omagine SAOC. As of the date hereof, JOL and the Bank have finalized their agreement and the Financial Advisory MOU is expected to be signed by JOL and the Bank within the next several days.

During October and continuing to date JOL has held discussions with Consolidated Contractors International Company, S.A.L. and
with its local Omani company Consolidated Contractors Company Oman, LLC (collectively, ?CCC?) (www.ccc.gr), with a view toward signing an agreement (the ?CCC Agreement?) with CCC memorializing the agreement between JOL and CCC regarding, among other things: (i) CCC being the General Contractor for the Omagine Project, (ii) CCC being a minority Founder Shareholder of Omagine SAOC, and (iii) CCC?s rapid mobilization and start of construction of the Omagine Project. CCC is one of the largest building contractors in Oman and the Middle East with worldwide operations, almost $5 billion in annual revenue and over
120,000
employees (6,000 presently in Oman). As of the date hereof, JOL and CCC have finalized their discussions and arrived at a verbal agreement with respect to the foregoing. This verbal agreement has now been reduced to a written document which JOL and CCC are reviewing. JOL and CCC expect to sign the CCC Agreement shortly.

Joannou & Paraskevaides (Overseas) Ltd. (?J&P?) and JOL had an agreement with respect to J&P being a Founder Shareholder of Omagine SAOC and the General Contractor for the Omagine Project
(the ?J&P Agreement?). J&P informed JOL in October 2007 that, ?in light of their current and future workload?, J&P wished to withdraw from the Omagine Project and the J&P Agreement was terminated. J&P has only a few clerical employees in Oman and would have had to mobilize and transport all employees and equipment into Oman subsequent the Financial Closing Date (which date itself will be at least 6 months after signing the Development Agreement). CCC, on the contrary, has its machinery, equipment and a workforce of 6,000 employees currently in Oman and thousands more employees in the nearby GCC countries. CCC moreover is approximately 5 times larger than J&P in terms of revenue and at 125,000 employees, employs approximately 8 times as many people and has significantly greater resources than J&P.

                            (22)

Significantly, the CCC Agreement as presently contemplated is also more advantageous financially to JOL than was the J&P Agreement and CCC, unlike J&P, is able to mobilize and begin construction of Omagine immediately after the signing of the Development Agreement and the CCC Agreement requires CCC to do so. Consequently, management believes that the termination of the J&P Agreement will not have any negative effect on the Company?s business and the CCC Agreement will have a materially positive effect on the Company?s business.

Between June and October 2007 the Company has held, and continues to hold, numerous other discussions with financial investors interested in investing in Omagine SAOC (?Potential Investors?). Immediately after signing the Financial Advisory MOU with Bank Muscat, the Company will turn over all such existing and future Potential Investors to the Bank for its analysis and disposition.

In order to move into the actual development stage of the Omagine Project, the Founder Shareholders and the Government must sign the Development Agreement ? an event which the Company previously expected to occur during the second or third quarter of 2007 but presently expects to occur during the fourth quarter of 2007.

--------------------------------------------------------------
-
Notwithstanding the foregoing positive developments no assurances can be given at this time that the Development Agreement, Financial Advisory MOU or the CCC Agreement will actually be signed. Although all three agreements are in the final draft forms and have been agreed and the outcome seems clear, until such agreements are actually signed, no assurance whatsoever can be given that they actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.
--------------------------------------------------------------
--

Subsequent to the signing of the Development Agreement, the Omagine Site?s value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be used by Bank Muscat to optimize the Project Company?s capital structure and in its internal financing discussions and in its discussions with other financial institutions and investors.
                            (23)

The Company expects, based on present assumptions which are subject to modification, that the development costs for the entire Omagine Project will be approximately $1.6 billion dollars.

The Founder Shareholders and Bank Muscat have agreed that, subject to the agreement of the lending institutions at the time, at the financial closing JOL will (i) be paid a success fee of approximately 0.5% of the total construction costs of the
Omagine Project, and (ii) be reimbursed in full for all its development expenses incurred through the date of the financial closing. The present nature of JOL?s business is such that, other than the foregoing, it is not expected to generate revenue until after the occurrence of an event ? the development of the
Omagine project - which, as of the date hereof, is not certain to occur.

Contact Sports and Ty-Breakers
------------------------------

Contact and Ty-Breakers are in the apparel business which the Company no longer actively promotes and which is not expected to contribute significantly to the Company?s future results.

The Company maintains its corporate offices at The Empire
State
Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118 and its telephone number is 212-563-4141. Contact also maintains a warehouse in Jersey City, New Jersey. Both facilities are leased from unaffiliated third parties. Subsequent to the signing of the Development Agreement, the Company plans to open an office for Omagine SAOC in Muscat, Oman.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2007 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue in the third quarter of 2007 was $29,838 a decrease of $69,521 (233%) as compared to the same period in the previous year. This decrease was attributable to the reduced sales at Contact.

                        (24)

Selling, general and administrative expenses were $299,202 during the third quarter of 2007, compared to $269,380 in the third quarter of 2006. This increase of $29,822 (10%) in 2007 was primarily attributable to increased costs associated with the Debentures and costs incurred at JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman.

The Company experienced an operating loss of $297,541 during the
third quarter of 2007 as compared to an operating loss of $249,996 during the same period in the previous fiscal year. This $47,545 increase in the Company's operating loss in 2007 is attributable to the above-mentioned increased selling, general
&
administrative expenses in 2007 offset by the approximately $51,000 decrease in cost of sales in 2007 and the approximately
$70,000 reduction in net sales during the third quarter of
2007
compared to the same period in 2006. The Company expects to experience losses until revenue from the Omagine Project is realized.

The nature of JOL's present business is such that, (other than the possible payment of a success fee and reimbursement of it development expenses), it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company?s operations. The Company no longer actively promotes the apparel business of Contact and Ty-Breakers and the apparel business segment is not expected to contribute significantly to the Company?s future results. The Company may sell Contact or Ty-Breakers or may discontinue its apparel business in its entirety.

The Company will need to raise significant capital and secure significant financing in order to execute the Omagine Project and its presently conceived business plan.

Capital expenditures of $13,001 were incurred during the quarterly period ended September 30, 2007. Subject to the Development Agreement being executed and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

                            (25)

NINE MONTHS ENDED SEPTEMBER 30,2007 vs.
NINE MONTHS ENDED SEPTEMBER 30,2006

Revenue in the first nine months of 2007 was $30,155 a decrease of $1,098,408 as compared to the same period in the previous year. This decrease was attributable to the non-recurring $1 million settlement of a dispute in the second quarter of 2006, net of an approximately $98,000 decrease in apparel product sales during the period.

Selling, general and administrative expenses were $636,316 during the first nine months of 2007, compared to $1,242,033 in the first nine months of 2006. This decrease of $605,717 (95%) was primarily attributable to decreased costs associated with Omagine's sale of the Debentures and to lower costs incurred at
JOL for travel, consulting fees and professional fees associated with the Omagine project in Oman during the period, including salaries and consulting fees and costs related to JOL's March 2006 presentation in Oman.

The Company's marketing and promotional expenditures were not significant during the period. Subject to the Development Agreement being signed, JOL may recover all or a portion of its expenses (the ?Development Expenses?) incurred to date in conceptualizing and promoting the Omagine Project and may be paid a ?success fee?. Subject to the Development Agreement being executed and the availability of resources, the Company may incur significant expenses related to marketing, and promotional expenditures in the future.

The Company sustained a net loss from operations of $(634,403) during the first nine months of 2007 as compared to a net loss from operations of $(205,449) during the first nine months of 2006. This $428,954 increase in the Company's net loss from operations was primarily attributable to the absence in 2007 of the $1 million non-recurring 2006 revenue item associated with a settlement with the Government of Qatar combined with reduced sales revenue from the apparel segment during the first nine months of 2007; both of which were partially offset by the decrease of $605,717 in selling, general & administrative expenses in the first nine months of 2007 compared to the previous period in 2006. After provision for the payment of $123,441 in preferred stock dividends and the amortization of

                             (26)

$21,198 of costs associated with the Debenture financing, the Company sustained a net loss applicable to common stockholders of $779,009 for the nine month period ended September 30, 2007 compared to a net loss applicable to common stockholders of $344,837 for the comparable nine month period in 2006. The Company expects to experience losses until revenue from the Omagine Project is realized.

Subject to the Development Agreement being signed, JOL may recover all or a portion of its expenses (the ?Development Expenses?) incurred to date in conceptualizing and promoting the
Omagine Project and may be paid a ?success fee?. Otherwise, the nature of JOL?s present business is such that it is not expected to generate revenues until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur. Management is examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company?s operations.

The Company no longer actively promotes the apparel business of
Contact or Ty-Breakers and the apparel business segment is not expected to contribute significantly to the Company?s future results. The Company may sell Contact and Ty-Breakers or may discontinue its apparel business in its entirety.

The Company will need to raise significant capital and secure significant financing in order to execute the Omagine Project and its presently conceived business plan.

LIQUIDITY AND CAPITAL RESOURCES:

With the exception the second quarter of 2006, the Company has experienced negative cash flows during the past four fiscal years. The Company incurred net losses of $767,951, $5,900,662,
$1,020,624 and $706,801 in its fiscal years 2006, 2005, 2004
and
2003, respectively. The Company's net loss for the nine months ended September 30, 2007 was $655,568. During the nine months ended September 30, 2007, the Company experienced an increase in cash and equivalents of $553,680.

At September 30, 2007, the Company had a working capital surplus of $58,151, compared to a working capital deficit of $920,163 at December 31, 2006.

                            (27)

The $978,314 decreased deficit in working capital was primarily attributable to:

increase in proceeds from sale of common stock      $
255,000
increase in proceeds from exercising warrants
1,035,125
decrease in accounts payable
103,593

Of the $567,468 of current liabilities at September 30, 2007, $202,121 (35.6%) represents amounts which are due to officers.

The $671,924 of funds used by operating activities during the nine months ended September 30, 2007 resulted primarily from the net loss of $655,568.

Funds totaling $13,001 were invested in computer equipment during the first nine months of fiscal 2007.

Funds totaling $1,238,605 were provided by financing activities during the first nine months of fiscal 2007; $255,000 from the sale of 2,350,000 shares of unregistered and restricted Common Stock that were sold without registration under the Securities Act of 1933, as amended (the ?Act?), in reliance upon exemptions from such registration requirements contained in Section 4(2) under the Act to three ?accredited investors? as that term is defined in Rule 501 under Regulation D under the Act, one of whom is a director of the Company, $1,035,125 in proceeds from the exercising of Common Stock warrants from the holders of the
Series B Preferred Stock, net of (i) a reduction of $51,517 in loans to the Company by its officers and directors and (ii) the purchase for $3.00 and retirement by the Company of 10 shares of
Common Stock from a stockholder.

On May 1, 2006, JOL received $1,000,000 pursuant to a friendly settlement of a dispute with the State of Qatar.

During the first nine months of 2007 the holder of the Debentures converted the remaining $175,000 principal amount of the Debentures plus the accumulated interest thereon into 2,699,138 shares of the Company?s Common Stock.

During the third quarter of 2007, the holder of the Debentures exercised the warrant that was sold with the First Debenture
(the ?Debenture Warrant?). The Debenture Warrant gave the holder

                            (28)
the right to purchase 257,732 shares of Common Stock at a purchase price of $0.97 per share and included an optional ?cashless exercise? provision. In July the holder of the Debentures exercised the Debenture Warrant pursuant to the ?cashless exercise? provision and was issued 79,161 shares of Common Stock pursuant thereto which represented the full exercise of the Debenture Warrant. The Company received no proceeds from the ?cashless exercise? and no portion of the Debenture Warrant remains outstanding or available for the purchase of any further shares of Common Stock.

Between July 1, 2007 and July 31, 2007, holders of the
Company?s
Series B Preferred Stock exercised 1,380,167 common stock purchase warrants ($0.75 Warrants) at an exercise price of $0.75 per share and the Company issued 1,380,167 shares of restricted
Common Stock to such holders. The Company received proceeds of $1,035,125 from such exercise of the $0.75 Warrants. The remaining 2,720,333 unexercised $0.75 Warrants expired unexercised on July 31, 2007.

On December 16, 2005, in accordance with a contract
(?Contract?)
Omagine granted Agora Public Relations an option to purchase up
to 200,000 shares of Common Stock at a purchase price of $0.82 per share (the ?Agora Options?). Pursuant to an agreement dated
August 27, 2007 covering the period beginning December 16,
2005
and ending December 31, 2007, Omagine (i) issued Agora 200,000 shares of Common Stock (the ?Agora Shares?) as compensation for services rendered through December 31, 2006, (ii) continued the
Agora Options in effect and (iii) Agora acknowledged and agreed that (a) the Agora Shares are, and (b) the Common Stock issuable upon exercise of the Agora Options will be, ?restricted securities? within the meaning of the Securities Act of 1933, as amended. The Agora Options are fully vested as of the date hereof and may be exercised in whole or in part at any time before December 31, 2011 (the ?Expiry Date?). Any unexercised Agora Options will terminate on the Expiry Date.

The Company redeemed all 76,437 of its outstanding Preferred Shares on September 28, 2007 (the ?Redemption Date?). The Company paid forty-one dollars and forty-eight cents ($41.48) per Preferred Share (the ?Redemption Price?) on the Redemption Date. The Redemption Price was paid in shares of the Company?s


                            (29)

Common Stock valued at one dollar ($1.00) per share. No Preferred Shares shall hereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever. As of the date hereof no Preferred Shares or any other shares of Preferred Stock are issued or outstanding.

The Company?s inability to secure or arrange additional funding to implement JOL?s business plan, or Omagine SAOC?s failure to sign the Development Agreement with the Government of Oman regarding the Omagine Project will significantly affect the Company?s ability to continue operations.



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











                            (30)

                    PART II   -   OTHER INFORMATION


ITEM 5.

 (a)       Company?s Code of Ethics and Business Conduct.

During the third quarter of 2007 the Company completed a draft of a code of ethics that applies to all employees, officers and members of the Board of Directors, including its principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company?s Board of Directors is reviewing the draft and once approved, this code of ethics will be adopted. The Company intends to post a copy of its code of ethics on the
Company?s website, www.omagine.com in 2007.


ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation SB


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------


99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3



 (b)       Reports on Form 8-K

On July 25, 2007, the Company made a press release updating shareholders with regard to recent developments about its Omagine Project being proposed to be developed by the Company's wholly owned subsidiary Journey of Light, Inc. The press release was filed on form 8-K with the SEC on July 26, 2007.



                            (31)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report for the period ended
September 30, 2007 on Form 10-QSB of Omagine, Inc. ("the
Registrant");

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

4.  I am responsible for establishing and maintaining
disclosure
controls and procedures (as defined in Exchange Act Rules 13a-
14
and 15d-14) for the Registrant and I have:

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

5. I have disclosed, based on my most recent evaluation, to
the
Registrant's auditors and the audit committee of Registrant's board of directors:
                            (32)

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


Date: November 19, 2007




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






                            (33)

                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Omagine, Inc. on Form
10-QSB for the period ended September 30, 2007 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Omagine, Inc.



/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

November 19, 2007



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


DATED: November 19, 2007       Omagine, Inc.
                               (Registrant)



                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial
Officer














                            (35)