Form 10KSB
period 2007-12-31
Omagine, Inc.
filed 2008-04-14
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007
                            -----------------

  Commission File Number 0-17264
                         -------


                        Omagine, Inc.
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

                   Common Stock, $.001 par value
                   -----------------------------
                          (Title of Class)

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

The registrant's total revenue for the fiscal year ended
December 31, 2007 was $29,590.

The aggregate market value of the 25,498,184 shares of voting stock held by non-affiliates of the registrant (based upon the average of the high and low bid prices) on March 31, 2008 was $8,669,383. (SEE: "Market for Common Equity and Related
Stockholder Matters").

As of March 31, 2008 the Company had outstanding 45,492,439 shares of common stock, par value $.001 per share ("Common
Stock")

The Index to Exhibits appears on page 69.

                         Omagine, Inc.
        Table of Contents to Annual Report on Form 10-KSB
                   Year Ended December 31, 2007
                                                           Page
                                                           ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Description of Business                   5

        Item 2.    Description of Property                  23

        Item 3.    Legal Proceedings                        23

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    24

                          Part II

        Item 5.    Market for Common Equity and
                     Related Stockholder Matters            25

        Item 6.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                            37

        Item 7.    Financial Statements                     45

        Item 8.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                     46

        Item 8A.   Controls and Procedures                  46

        Item 8A(T) Management's Report on Internal Control  47

        Item 8B.   Other Information                        48

                          Part III

        Item 9.     Directors, Executive Officers and
                    Control Persons; Compliance with
                    Section 16(a) of the Exchange Act       48

        Item 10.    Executive Compensation                  53

        Item 11.    Security Ownership of Certain
                    Beneficial Owners and Management
                    And Related Stockholder Matters         65

        Item 12.    Certain Relationships and Related
                    Transactions                            67

        Item 13.    Exhibits and Reports on Form 8-K        69

        Item 14.    Principal Accountant Fees and Services  70



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

                             PART I
                             ------

Item 1.     Description of Business
-------     -----------------------

Introduction
------------
Omagine ("Registrant" or "Omagine") is the successor to Alfa
International Corp. ("Alfa") which was incorporated in New
Jersey in 1978.

Alfa International Holdings Corp. ("AIHC"), was incorporated on
October 8, 2004 in Delaware solely to change Alfa's corporate domicile from New Jersey to Delaware via a merger which was effected on May 23, 2005.

In June 2007 AIHC changed its corporate name to Omagine, Inc. to align the Company's corporate identity with its real estate development business.

Omagine is a holding company which conducts substantially all its operations through its wholly-owned subsidiary, Journey of Light, Inc., a New York corporation ("JOL"). JOL is engaged primarily in the business of real estate development in the Sultanate of Oman ("Oman").

Omagine and JOL are sometimes collectively referred to herein as the "Company".

Omagine had two other wholly owned subsidiaries: Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), both of which were engaged in the apparel business and both of which were merged with and into Omagine on March 26, 2008.

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects, primarily in the Middle East and North Africa.

Omagine presently concentrates its efforts on the development of JOL's business. (See: "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and "Certain

Relationships and Related Transactions").

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, N.Y. 10118, and its telephone number is 212-563-4141. The Company also leases an office in Muscat, Oman and a warehouse in Jersey City, New Jersey. All facilities are leased from unaffiliated third parties.


Products, Services, Marketing and Distribution
----------------------------------------------

Journey of Light, Inc.
----------------------

                       The Omagine Project
                       -------------------

JOL has proposed to the Government of Oman (the "Government") the development of a real-estate and tourism project (the "Omagine Project") in Oman. On April 6, 2008 the Ministerial Committee for Tourism met and discussed the Omagine Project and its commercial terms. Management has been informally notified that this committee has approved the commercial terms for the development of the Omagine Project. Approval of such commercial terms by the committee is required before signing a development agreement with the Government ("Development Agreement").

JOL's attorneys are presently conducting discussions with the Ministry of Tourism of Oman ("MOT") regarding the final wording of the Development Agreement.

The Omagine Project will be developed by Omagine S.A.O.C.
(the "Project Company"), an Omani company presently under formation by the Company and other founder shareholders
("Founder Shareholders").

The three Founder Shareholders are Omagine, Inc., Journey of
Light, Inc. and Consolidated Contractors International Company,
S.A.L. ("CCIC").

In addition to the previously reported agreement with CCIC regarding its $49 million investment in the Project Company, the Company recently signed a memorandum of understanding ("MOU") with an Omani company ("Newco") comprised of prominent Omani business people pursuant to which Newco will invest approximately $48 million into the Project Company in return for a 30% equity participation.

The Company also has, as previously reported, an MOU with Bank
Muscat regarding project financing, equity participation and financial advisory services.

The execution and delivery of the definitive legal documents (the "Financial Closing")necessary for the provision of the required construction financing for the Omagine Project ("Construction Financing")will occur on the "Financial Closing Date" and such date is estimated to be approximately three to six months after the Development Agreement with the Government becomes effective (the "Effective Date"). Although CCIC's agreement with the Company contemplates its equity contribution to the Project Company occurring on the Financial Closing Date, Newco's agreement with the Company contemplates its equity contribution to the Project Company occurring in monthly installments between the Effective Date and the Financial Closing Date.

As of the date hereof therefore, the Project Company has arranged (i) approximately $99 million of equity capital for itself, (ii) the financial capacity (from Newco's investment)to begin development of the Omagine Project almost immediately after the Effective Date without having to wait for the Financial Closing, and (iii) an agreement with Oman's largest financial institution to arrange the Construction Financing and, although it is unlikely to be required, provide additional equity capital to the Project Company if it is required.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk; an open air amphitheater and stage; open space green areas; a canal and enclosed harbor area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities (collectively, the "Landmark"); two five-star resort hotels; commercial office buildings; shopping and retail establishments integrated with the hotels; 450 serviced apartments and 150 employee apartments, and approximately 3,300 residences consisting of a combination of villas, townhomes and apartments.

In September 2006 the MOT engaged the services of a third party consultant to review of the financial viability of the "Landmark". JOL was thereafter informed that the consultant's report made some minor recommendations but was otherwise positive.

The Development Agreement
-------------------------------

The Development Agreement governs the design, development, construction, management and ownership of the Omagine Project.

In March 2007, JOL received a letter (the "Approval Letter") from the Minister of Tourism wherein the MOT notified JOL that the Government of Oman had approved the development of the Omagine Project. The Approval Letter specified certain commercial terms to be incorporated into the Development Agreement.

Throughout 2007 and the first quarter of 2008, JOL management had further meetings, discussions and negotiations with MOT officials regarding the terms and conditions of the Development
Agreement.

In December 2007 JOL delivered to the Government what it believed to be the final draft of the Development Agreement
("Final Draft").

In late February 2008 the MOT informed management that it wished to implement a standard form for all development agreements (a
"Standard Agreement").

On April 6, 2008 the commercial terms were approved by the

Government.

As of the date hereof JOL's attorneys are conducting discussions with the MOT regarding the conversion of Omagine's Final Draft into the format of the Standard Agreement. The use of a Standard Agreement is not expected to cause any material change to the terms and conditions specified in the Final Draft.

As presently contemplated Omagine SAOC will, upon corporate formation, be owned eighty-eight (88%) percent by JOL and ten percent(10%) by Omagine, Inc., JOL's parent company, (collectively, the "Company Equity") and two percent (2%) by CCIC. The Company Equity of 98% is expected to be reduced subsequent to the signing of the Development Agreement by up to a maximum of 40% (to no less than 58%) depending upon the finalization of shareholder agreements between the Project Company and each of CCIC and Newco. The Company Equity will remain the majority equity stake in the Project Company and the Government will not own any equity of the Project Company.

Pursuant to the BankMuscat Agreement and as presently planned the Bank will be appointed as the exclusive financial advisor to the Project Company and, among other things, will advise on its optimal capital structure; negotiate with financial institutions and potential investors; and act as placement agent for the Project Company's future debt and capital requirements, including the Construction Financing.

Consolidated Contractors Company Oman LLC, ("CCC") which is the
Omani subsidiary of CCIC will be responsible for all construction activities for the Omagine Project.

In order to move into the actual development stage of the Omagine Project, the Founder Shareholders and the Government must sign the Development Agreement - an event which the Company previously expected to occur in the first quarter of 2008 but presently expects to occur during the second quarter of 2008.

CCIC Agreement
--------------

On December 9, 2007 JOL signed an agreement with CCIC and CCC (the "CCIC Agreement") memorializing the agreement between JOL and CCIC and JOL and CCC regarding, among other things: (i)
CCC being the General Contractor for the Omagine Project, (ii) CCIC being a minority Founder Shareholder of Omagine SAOC, and
(iii) CCC's rapid mobilization to start the construction of the Omagine Project. Pursuant to the CCIC Agreement CCIC, which is an investment arm of Consolidated Contractors Group SAL ("CCG"), (http://www.ccc.gr), will invest nineteen million ten thousand Omani Rials (equivalent to U.S. $49,426,000) in Omagine SAOC in exchange for a twelve percent (12%) equity stake in the Project Company. The CCIC Agreement expires on April 30, 2008.

The Company anticipates that Omagine SAOC will sign a shareholder agreement with both CCIC and Newco shortly after the Development Agreement is signed which shareholder agreements will, among other things, memorialize the sales to them of minority equity stakes in Omagine SAOC.

CCG is an international construction company headquartered in Athens, Greece with annual revenues approaching $5 billion. CCG has been in business for over 50 years and is one of the largest building contractors in Oman and the Middle East with worldwide operations and over 125,000 employees, many of which are in GCC countries. Approximately 6,000 of such employees are presently working in Oman and it is expected that CCC will be able to quickly mobilize the substantial manpower and equipment resources required following the signing of the Development Agreement. CCG and CCC both enjoy a strong reputation for quality workmanship and on time and within budget delivery. The CCIC Agreement contemplates CCC being appointed as the general contractor for the Omagine Project and being awarded the contract for its construction.

The Company believes that the CCIC Agreement has aligned the interests of all parties toward a successful Financial Closing with BankMuscat which is is a necessary condition precedent to the successful construction, completion and operation of the Omagine Project.

BankMuscat Agreement
--------------------

In December 2007 JOL signed an agreement (the "Financial
Advisory MOU") with Bank Muscat SAOG ("BankMuscat" or the

"Bank"), the largest commercial bank in Oman, memorializing the agreement between JOL and the Bank regarding, among other things: (i) JOL appointing the Bank as its financial advisor immediately subsequent to signing the Development Agreement,
 (ii) the Bank undertaking the task of structuring the optimal capital structure for Omagine SAOC, (iii) the Bank arranging for and placing equity, debt and mezzanine capital requirements for Omagine SAOC as required, and (iv) the Bank, or its nominee investing up to twenty-five percent (25%) of the capital of Omagine SAOC.

The Founder Shareholders and Bank Muscat have agreed that at the Financial Closing and subject to the agreement of the lending institutions at the time, JOL will (i) be paid a success fee of approximately 0.5% of the total construction costs (exclusive of design and management fees) of the Omagine Project (such construction costs being presently estimated at approximately one billion U.S. dollars), and (ii) be reimbursed in full for all the expenses it has incurred in pursuing the development of the project up to and including the Financial Closing Date.

The present nature of JOL's business is such that, other than the foregoing, it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project - which, as of the date hereof, is not certain to occur.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be used by Bank Muscat to arrange the Construction financing, optimize the Project Company's capital structure and in its discussions with other financial institutions and investors.

Management is aware that due to market conditions the value of the Omagine Site has increased sharply over the past 2 years and, provided such values are sustained, this increased value will have a materially positive effect on the Project Company's future cash flows as well as its financing activities.

Pursuant to the terms of the Development Agreement and the

Usufruct Agreement, the Project Company is permitted to use its rights over and with respect to the Omagine Site as collateral (the "Pledged Collateral")in any financing transaction (e.g. the Construction Financing) with lenders and to grant such lenders security interests in the Pledged Collateral. As the value of the Pledged Collateral increases one could reasonably expect the Project Company's negotiating leverage with lenders as well as its borrowing capacity would likewise be proportionately increased.

Pursuant to the Final Draft, Omagine SAOC's rights over and with respect to the Omagine Site will be represented by a "Usufruct Agreement" wherein Omagine SAOC is granted a ninety-nine (99) year usufruct (similar to a lease) over the Omagine Site at an annual land rental cost of USD $0.80 per square meter, except that the land rental cost during the first five years of the Usufruct Agreement(the construction period of the Omagine Project) will be zero and such land rental is only due on land upon which a building other than a residence is located (which is approximately 15% of the Omagine Site).

Unlike a standard lease however, the Usufruct Agreement, specifically allows Omagine SAOC to (i) as mentioned above, pledge and use its rights over the land constituting the Omagine
Site as collateral in any construction or other financing arrangements, and (ii) sell to third parties on a freehold basis the land constituting the plots upon which any of the approximately 3,300 residential units are situated.

Upon the closing of any residential sale by the Project Company and the transfer of the freehold title to the underlying land, a land payment of 25 Omani Rials ($65) per meter of land within such plot (the "Land Price") becomes due and payable to the Government by the Project Company. Again, the increased value of the Omagine Site, if sustained, will obviously contribute directly to increases in the Project Company's future cash flows as a result of sales at increasing market prices while the Land Price remains constant.

Significantly the Government will issue a license to the Project Company designating the Omagine Site as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell residential properties developed on the Omagine Site including the underlying land to any person, any non-Omani persons. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by law to purchase any land outside of an ITC.

The Project Company may pre-sell any residence by entering into sales contracts with third party purchasers and receive deposits and progress payments during the construction of such residence further reducing its requirement for bank financing of such construction costs. Only after it receives full payment from the third-party buyer and transfers the title to the underlying land does the Project Company become obligated to pay the Government the Land Price.

------------------------------------------------------------
Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement will actually be signed. Management therefore cautions that, as has been the case with the Company's prior estimates of when the Development Agreement would be signed, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
------------------------------------------------------------

The sale of residential and commercial properties, including sales to non-Omani persons plus the sharp increase in the value of the Omagine Site over the last several years are the main drivers supporting the Project Company's projections of estimated net positive cash flow in excess of USD $600 million over the five year period immediately subsequent to the signing of the Development Agreement. The Final Draft imposes no restriction on sales or pre-sales of the approximately 3,300 residences (villas, town homes and apartments), or the land underlying such residences.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed, that the Financial Closing will actually occur or that such cash flows will actually be realized.

As indicated earlier in this Report, all such "forward looking statements" are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine SAOC's and the Company's actual results, financial or operating performance, or achievements to differ from management's projected or predicted future results, financial or operating performance, or achievements as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are reasonably based on information available to the Company at the time so furnished and as of the date of this Report. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

The entire Omagine Project is to be owned and operated by Omagine SAOC. The corporate ownership of the Landmark and the Landmark Zone is planned to be transferred to a new company (the "Landmark Company") which will be a 100% owned subsidiary of Omagine SAOC. The Landmark Company will lease the land underlying the Landmark and Landmark Zone from Omagine SAOC, will operate and manage the Landmark Zone, and will be restricted from selling any of its assets (unless such sales are used to finance the construction of infrastructure within the Landmark Zone) until after the Landmark demonstrates twelve consecutive months of net positive cash flow, after which (the "Release Date") it may, in its sole discretion, sell any and all of its assets. Prior to the Release Date, the Landmark Company may declare, but may not pay, dividends to its sole shareholder
- the Project Company.

Except in the case of a listing on the local Muscat Securities
Market, the Government will have a "right of first refusal" with respect to any sale of the Landmark Company.

Present development plans call for the Omagine Site to constitute approximately 70% open areas (roads, green areas, pathways, parking areas etc.) ["Open Area"], 15% residential land and 15% non-residential non-Open Area land ("Tourism & Commercial Components").Only residential land may be sold by the Project Company to third parties. No land constituting Open Area or land underlying Tourism & Commercial Components may be sold but any and all such land may be leased by the Project Company to third parties and the buildings thereon may be sold. There shall never be any land rent due to the Government on the Open Area and there shall always be land rent due to the Government on the land underlying Tourism & Commercial Components.

JOL expects, based on present assumptions which are subject to modification, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be approximately $1.6 billion dollars.

Management is presently in Oman to finalize the Development
Agreement with the Company's attorneys and the Ministry of Tourism.

It is management's understanding and belief that all commercial terms were approved by the Government on April 6, 2008 and that only the recasting of the Final Draft into the format of the Standard Agreement remains to be accomplished before the Development Agreement can be signed by the Government and Founder Shareholders. This process is underway.

Through its presently estimated 58% ownership interest in Omagine SAOC, the Company plans over time to also be in the property management, hospitality, media and entertainment businesses.

Omagine's website is www.omagine.com.


The J&P Agreement
-----------------

Joannou & Paraskevaides (Overseas) Ltd. ("J&P") and JOL had an agreement in December 2006 with respect to J&P being a Founder Shareholder of Omagine SAOC and the General Contractor for the Omagine Project (the "J&P Agreement"). The J&P Agreement was terminated in October 2007 without consequence.

The Qatar Project
-----------------

On May 1, 2006 a previously disclosed contract dispute between

JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled in a friendly manner by the State of Qatar paying JOL $1 million.


Contact Sports and Ty-Breakers
-------------------------------

Both Contact and Ty-Breakers were wholly owned subsidiaries of Omagine in the business of designing, manufacturing and marketing apparel and both were merged with and into Omagine on March 28, 2008 whereupon the separate existence of each ceased. Contact had developed a "private label" product line under the Ty-Breakers label consisting of outerwear. As previously disclosed, Contact exited the "branded business" during the third quarter of 2006 and management attempted to salvage Contact as a viable business by re-positioning it as a "private label" apparel supplier and subsequently the Company discontinued Contact's business in its entirety. Contact's sales targets were not met in 2006. Between June and December of 2006, the Company and Contact terminated the employment and consulting agreements of Contact's former President and of its former Vice-President of Sales.

As previously disclosed Ty-Breakers has not represented a material portion of the Company's revenue during the past several years. While the Company is focusing its efforts on JOL's real estate development business, the Company may elect to accept private-label or Ty-Breaker's orders in the future subject to time constraints and its ability to fill such orders.

OMAGINE
-------
In December 2005 Omagine sold a $250,000 convertible debenture to Cornell Capital Partners, LLP ("Cornell") and in January 2006 Omagine sold an additional $250,000 convertible debenture to Cornell. (See: Item 5 - "Market for Common Equity and Related Stockholder Matters" and Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and "Notes to Financial Statements - Note 7 - Convertible Debenture").

Omagine is a holding company which conducts substantially all its operations through its wholly-owned subsidiary JOL. Since its acquisition of JOL Omagine has concentrated its efforts on building and expanding JOL's business and, as indicated above, on re-positioning and attempting to salvage its Contact Sports business. Omagine presently concentrates all of its efforts on the development and expansion of JOL's business. Omagine maintains its corporate website at www.omagine.com.


Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than the Company presently possesses. Management believes that JOL's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to JOL's success to date in advancing the Omagine Project to its present status. These consultants, some of whom, depending upon future events, may become employees of the Company - (See: "Employees: the Hamdan Agreement") - are each highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience designers; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the region.

Although several of JOL's competitors have well established businesses and brand reputations, management believes that JOL's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government (ii) JOL's senior management and Mr. Hamdan have established strong and trusting relationships with the relevant Government officials, and (iii) JOL has signed the CCC Agreement and Omagine has signed the previously disclosed Hamdan Agreement (See: "Exhibits - The CCC Agreement"). JOL management believes it can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

The apparel businesses previously conducted by Contact and Ty-Breakers were highly-competitive businesses populated by many companies with substantially greater financial, managerial and personnel resources than either Contact, Ty-Breakers or the Company possessed. The apparel business is characterized by frequent fashion changes, heavy advertising, promotion and fierce price competition. Ty-Breakers had few competitors but very little demand for its Tyvek apparel. Within its branded niche of fashion athletic and lifestyle apparel, management believed that Contact's branded products were unique and distinctive, of superior quality and priced competitively. Management concluded, however, that it could only successfully compete in Contact's highly competitive marketplace through aggressive brand-building efforts requiring extensive and expensive marketing, promotion, advertising and public relations expenditures. In the third quarter of 2006, management determined that the financial resources required to fund the significant effort to establish Contact's brand identity were too onerous and the attempts to establish the branded business were ended. As discussed above Contact then focused on its private-label business but did not meet its 2006 sales objectives. Management ultimately discontinued the Contact and Ty-Breakers business and merged both subsidiaries with and into Omagine.


Engineering, Design and Construction
------------------------------------

The Company does not presently own or directly operate any engineering, design or construction companies or facilities but Omagine may, depending upon events, set up its own in-house design supervision team and/or enter into joint ventures with firms providing the aforesaid services. To date, JOL has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and JOL does not believe that the loss or inability of any such designer, architect, contractor or consultant to perform would have a material, adverse impact on JOL's business or operations. JOL believes it maintains a good working business relationship with its designers, architects, contractors and consultants and has written agreements with several of them. All copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are the property of JOL. (See: "Patents, Copyrights and Trademarks").

Marketing
---------

JOL has engaged in significant marketing and promotional activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these activities. These costs and expenses are generally associated with travel, consulting and professional fees, pre-planning and feasibility studies and with preparing and making presentations to prospective clients (collectively "Development Costs"). A number of, or possibly all, of these Development Costs may be recoverable as "development expenses" on the Financial Closing Date. Some of these costs, however, may be non-recoverable costs.

Neither Contact nor Ty-Breakers incurred any marketing or promotion expenses during 2007 or 2008.


Manufacturing and Production:
-----------------------------

JOL does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so.

Neither Contact nor Ty-Breakers owned or directly operated any manufacturing or production facilities nor did they engage in any significant research and development activities. From time to time, Contact had maintained risk inventories but as of the date of this Report no inventory remains on hand.

Ty-Breakers purchased all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent on an "as required" basis as orders were received.

Patents, Copyrights and Trademarks
----------------------------------

The Company is not dependent upon any patent, trademark or proprietary right of another with respect to its designs, drawings or development concepts. Under agreements with its outside designers, architects, contractors and consultants, JOL owns the copyrights, if any, to all documents, designs and drawings executed on behalf of JOL by such independent designers, architects, contractors and consultants.

Omagine filed applications for the mark OMAGINE with the United States Patent and Trademark Office ("USPTO") on March 24, 2008. Omagine now has "Priority Applications" for filing its marks with the Sultanate of Oman and many other foreign countries based upon its recorded filing with the USPTO. Omagine intends to file such trademark applications in Oman and possibly several other foreign countries within the six month Priority Application window.

Contact was not dependent upon any patent, trademark or proprietary right of another with respect to its designs or products. Contact owned all U.S. rights to the trademark
"Contact Sports" as registered with the U.S. Patent & Trademarks
Office, which rights were assigned to Omagine when Contact was merged into Omagine.

Ty-Breakers was the owner by assignment of U.S. Patent number 5,150,660 (the "Patent") which covers the material marketed under its registered trademark, Kensel. Ty-Breakers' exclusive right under the Patent to manufacture and sell Kensel products in the United States runs until the year 2009 and such rights were assigned to Omagine when Ty-Breakers was merged into

Omagine.



Governmental Regulation
-----------------------

If the Development Agreement is signed, the Company expects Omagine SAOC will require several Omani governmental licenses, permits and approvals for its services and products during the development, construction and operation of the Omagine Project. The Company does not anticipate any negative effects on its or the Project Company's business from any existing or probable Omani governmental laws or regulations. Omagine SAOC will in all likelihood incur certain costs and sustain certain effects on its operations, all of which costs and effects are expected to be in the normal course of its business and associated with compliance with Omani regulation and laws, including environmental laws. Neither Omagine nor JOL requires any U.S. governmental approval of its services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable U.S. or Omani governmental laws or regulations.

Neither Contact nor Ty-Breakers required any governmental approval of their products Nor had any costs or effects on either of their operations associated with compliance with any local, state or federal environmental laws.



Employees and Consultants
-------------------------

The Company presently has three full time employees and upon the signing of the Development Agreement will significantly increase the number of its employees. The Company had been obligated under separate consulting agreements to compensate Contact's former President and former Vice-President of Sales. These two consulting agreements were canceled in accordance with their terms during the third and fourth quarters of 2006, and these two individuals are no longer employees of or consultants to the Company.

Omagine is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual between October 1, 2004 and August 1, 2007 were deferred and accrued.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which has been canceled. A portion of the salary payments due to this individual were deferred and accrued. Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. If the Development Agreement is signed the Company will enter into a new employment agreement with this individual.
The terms of such employment agreement cannot be determined at this time but it will recognize this individual's loyal service to the Company. (See "Directors and Executive Officers" and "Executive Compensation")

On March 19, 2007, Omagine and Mr. Sam Hamdan ("Hamdan") executed a consulting agreement (the "Hamdan Agreement") wherein
Hamdan has agreed that up until the Financial Closing Date he will act in the capacity of Omagine's chief operating officer.

Mr. Hamdan is currently the Chairman and Chief Executive of The Global Leadership Team, Inc ("GLT") (www.gltweb.com) headquartered in Birmingham, MI, with a branch office in Beirut, Lebanon. GLT is a professional services organization comprised of highly skilled visionaries, branding strategists, management consultants and thought leaders and it consults for many U.S. and Arab client companies.

Mr. Hamdan was the chief strategist and founder of the prestigious U.S. Arab Economic Forum and has an extensive network of business, diplomatic and government contacts in the U.S., Europe and throughout the Arab world. The World Summit on Innovation and Entrepreneurship (www.wsie.org) is owned and operated by GLT and was held in Dubai, U.A.E. in April 2008 and in Muscat, Oman in 2006.

Among other things, GLT and Hamdan developed the "Omagine" brand for JOL. Hamdan presently has a consulting agreement with Omagine and, under certain circumstances, Hamdan may become

Omagine's President and Chief Operating Officer.

The Hamdan Agreement contemplates that, subsequent to the Financial Closing Date, Hamdan will become Omagine's President and Chief Operating Officer and an Omagine employee. The Hamdan
Agreement was amended to expire on December 31, 2008.


Item 2.     Description of Property
-------     -----------------------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by Contact Sports under a lease expiring February 28, 2013. The lease specifically allows Omagine and JOL as co-occupants. Contact leased warehouse space in Jersey
City, N.J. under a lease expired and now continues on a month to month basis. The Company will maintain this warehouse space for general corporate purposes on the same month to month rental basis. The Company also leases office space in Muscat, Oman under a one year lease expiring December 14, 2008.

Item 3.      Legal Proceedings
-------      -----------------

The Company knows of no material legal proceedings pending or threatened against it or any of its subsidiaries which, in the opinion of management, would have a materially, adverse effect upon the Company's business or operations.

AmeriCapital Renaissance Group, LLC ("AmeriCapital"), is, to the best of the Company's understanding, not a corporation in good standing. To the best of the Company's information and belief, the president and sole shareholder of AmeriCapital is Mr. Agron Telaku ("Telaku"). After often admitting the contrary during intermittent and erratic communications between 2006 and 2008, Telaku recently claimed to have an advisory agreement (the "Advisory Agreement") with JOL. The alleged Advisory Agreement was executed in February 2006 in Oman by JOL subject to the explicit contemporaneous understanding between JOL and Telaku and AmeriCapital and witnessed by other parties that the Advisory Agreement was not valid until it was reviewed, modified and amended to JOL's satisfaction before the end of 2006, and possibly discarded. From February 2006 and continuing to date Telaku has made himself habitually unavailable and refused to meet or perform any duties for the Company while saying he was willing to do so and putting forth a wide variety of legal, financial and personal difficulties and an ever varying number of personal reasons for his behavior. The Company advanced Telaku approximately $80,000 in 2006 and he has at least two computers belonging to the Company. The Company believes Telaku and AmeriCapital used deceptive methods to take advantage of the Company and the Company has terminated all contact with Telaku and informed him of this action. Shortly thereafter Telaku made the above claim to have an advisory agreement with JOL. The Company, JOL and Company counsel consider the Advisory Agreement to be null and void for a variety of reasons, not the least of which is Telaku's acknowledgement of that fact and the Company has informed Telaku of this fact. The Company cannot rule out any possible litigation on this matter and will vigorously pursue any that may ensue. Management believes the Company has basis for several claims against Telaku and that the Company has no liability to Telaku.


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

On December 14, 2007, the Company held its Annual Meeting of Shareholders for the year ended December 31, 2006 and the shareholders (a) elected five (5) directors, (b) ratified the appointment of Michael T. Studer. C.P.A., P.C. as the Company's independent auditor for the fiscal year ending December 31, 2007, and (c) increased to 75,000,000 the number of shares of Common Stock that the Company is authorized to issue from the previously authorized number of 50,000,000. The vote on such matters was as follows:

(a)  Election of Directors:
                                 For             Withheld
                                 ---             --------
     Frank J. Drohan           25,189,749         33,854
     Charles P. Kuczynski      25,192,751         30,852
     Louis J. Lombardo         25,208,791         14,812
     Salvatore J. Bucchere     25,211,841         11,812
     Kevin O'C. Green          25,211,791         11,812

(b)  Ratification of Appointment of Independent Auditor:

         For             Against             Abstain
         ---             -------             -------
      25,205,332           96                18,175

(c)  Increase to 75,000,000 the number of Authorized Shares:

         For             Against             Abstain
         ---             -------             -------
      24,485,896         575,079             202,628

                             PART II
                             -------

Item 5.     Market for Common Equity and Related Stockholder
            Matters.
-------------------------------------------------------------

Common Stock
------------

Prior to June 21, 2007 the stock ticker symbol for the Registrant's Common Stock was "AHDS". From and after June 22,
2007 the new Stock ticker symbol for the Registrant's Common
Stock is "OMAG".

On September 27, 2007 the Board of Directors of Omagine approved the authorized number of shares of the Company's Common Stock be increased to seventy-five million (75,000,000) from the previously authorized number of fifty million (50,000,000) shares. The Company included a proposal in the Company's definitive Proxy Statement filed with the SEC on November 23, 2007 seeking stockholder approval for the increase in authorized shares. The Company's proposal was approved by the stockholders at the Company's Annual Meeting held on December 14, 2007 and the appropriate Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware. The Amendment was effective as of January 22, 2008, the day that such Amendment was so filed. A copy of the Amended Certificate of Incorporation of the Company is filed as an exhibit hereto.

The following table sets forth the range of the high and low prices for the Common Stock for the four quarters in 2006 and 2007. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---
3/31/06            0.70         0.26
6/30/06            0.60         0.31
9/30/06            0.60         0.15
12/31/06           0.22         0.10

3/31/07            0.44         0.40
6/30/07            1.76         1.58
9/30/07            1.03         0.75
12/31/07           0.90         0.80


At December 31, 2007, Omagine had 45,542,439 shares of its
$0.001 par value common stock ("Common Stock") issued and outstanding, and there were approximately 1,656 holders of record of such Common Stock.

Omagine has never declared any dividends on its Common Stock, and it is anticipated that any earnings in the foreseeable future will be retained for use in the Company's business. Any declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements and general business conditions.

Preferred Stock
---------------

On August 16, 2007, The Company issued a notice of redemption to all holders of its 76,437 issued and outstanding 5% Convertible
Series B Preferred Stock (the "Preferred Shares"). The redemption was conducted in accordance with the terms of the Certificate of Designation, Preferences and Rights of the

Preferred Shares ("Certificate of Redemption"). Such redemption took place on September 28, 2007 ("Redemption Date") as directed by a Resolution of the Board of Directors as reported in the Company's 10QSB filing dated August 14, 2007.

The Company paid forty-one dollars and forty-eight cents ($41.48) per Preferred Share (the "Redemption Price") to the registered holders of the Preferred Shares. The Redemption Price was calculated by adding the $40.00 face value of each Preferred Share to the $1.48 of dividends on each Preferred Share that accrued as of the day immediately prior to the Redemption Date. The Redemption Price was paid in shares of the Company's Common Stock valued at one dollar ($1.00) per share of Common Stock upon surrender at the principal offices of the Company of the certificate(s) representing such Preferred Shares ("Certificate(s))".

From and after the Redemption Date the Preferred Shares were not entitled to dividend payments and all rights of the holders in respect thereof ceased, except the right to receive the Redemption Price.

All outstanding Preferred Shares were redeemed on the Redemption Date. Any Preferred Shares represented by Certificate(s) which had not been surrendered by the holders thereof on or before the Redemption Date were Redeemed in accordance with the Certificate of Redemption and the Redemption Price with respect thereto will held in trust by the Company for the holders of such Preferred Shares until such Certificate(s) are surrendered to the Company in accordance with the Redemption Notice.

The 150,000 shares of Preferred Stock, all of which have been either previously converted or redeemed on the Redemption Date are permanently retired, thereby bringing the authorized Preferred Shares to 850,000 as of the date of this Report.

As of December 31, 2007 and the date hereof, Omagine had no shares of Preferred Stock issued or outstanding.

Prior to the Redemption Date, Series B Preferred Shares had the voting powers, preferences and rights as hereinafter set forth:

Price per Share:   $40

Dividends:

(1) The holders of the shares of Preferred Shares shall be entitled to receive, out of funds or out of shares of the Corporation's Common Stock legally available therefore, dividends at the annual rate of $2.00 per Preferred Share, either in shares of Common Stock or in cash, at the sole option of the Company, on the "Conversion Date" or on the "Redemption Date" (as those terms are hereinafter defined), and no more, payable in preference and priority to any payment of any cash dividend on the Common Stock or any other shares of capital stock of the Corporation. Such dividends shall be payable to the holders of record of the Preferred Shares on the close of business on either the Conversion Date or on the Redemption Date, as the case may be, (such date is referred to hereinafter as the "Dividend Payment Date"), provided that, before any dividend may be paid with respect to the Common Stock, or any other distribution of corporate assets made thereon, holders of the Preferred Shares shall receive all dividends accrued thereon.

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

(2) At least 30 days prior to the date fixed for any redemption of the Preferred Shares (hereinafter referred to as a "Redemption Date"), written notice shall be mailed, by first class or registered mail, postage prepaid, to each holder of record of Preferred Shares to be redeemed, to the address of such holder shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such Preferred Shares, indicating whether the Redemption Price will be paid in cash or in shares of Common Stock, specifying the Redemption Date, which will also be the date on which such holder's Conversion Right pursuant to this Certificate as to such Preferred Shares being redeemed shall terminate, and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate or certificates representing the Preferred Shares to be redeemed (such notice is hereinafter referred to as the "Redemption Notice"). On or prior to the Redemption Date, each holder of the Preferred Shares to be redeemed shall surrender his or its certificate representing such Preferred Shares to the Corporation in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such Preferred Shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of the Preferred Shares designated for redemption in the Redemption Notice as holders of the Preferred Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred Shares designated for redemption, and such Preferred Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever. (See Note 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK)

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

Pursuant to the Certificate of Designation, Preferences and Rights for Series B Preferred Stock and a resolution of the Board of Directors, the Company redeemed all Preferred Shares outstanding on the Redemption Date, September 28, 2007.

Convertible Debentures
----------------------

On December 8, 2005, Omagine entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners, LP ("Cornell"). Upon the terms and subject to the conditions contained in the Purchase Agreement and other documents executed coincident with the Purchase Agreement (collectively, the "Transaction Documents"), the Company agreed to sell to Cornell and Cornell agreed to purchase up to $500,000 of secured convertible debentures (each, a "Convertible Debenture" and collectively, the "Convertible Debentures"). Pursuant to the Purchase Agreement, on December 8, 2005 Cornell purchased a Convertible Debenture (the "First Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the First Debenture together with accrued but unpaid interest at an annual rate of 10% was payable on or before December 7, 2008. Pursuant to the Purchase Agreement, on January 24, 2006 Cornell purchased a second Convertible Debenture (the "Second Debenture") from the Company in the face amount of $250,000 for a like amount. The principal sum of the Second Debenture together with accrued but unpaid interest at an annual rate of 10% was payable on or before January 23, 2009.

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

Pursuant to the Purchase Agreement, the Company issued a warrant dated December 8, 2005 ("Warrant") to Cornell to purchase 257,732 shares of Common Stock at an exercise price of $0.97 per share, subject to adjustment as set forth in the Warrant (the "Exercise Price"). If at the time of exercise of the Warrant, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. In July 2007, the Company issued 79,161 shares of its Common Stock to the holder of the Debenture Warrant upon the "cashless exercise" thereof by such holder.

Additional adjustments were permitted, subject to the exceptions set forth in the Warrant. If during the time that the Warrant was outstanding the Company issued or sold, or was deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then Exercise Price, then the Exercise Price would be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrant would be adjusted to the number of shares determined by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrant immediately prior to such adjustment and dividing the product by the Exercise Price resulting from such adjustment. Similar adjustments would be made upon any issuance or sale by the Company of options to purchase Common Stock or convertible securities.

The Debentures and the Warrant were issued pursuant to Rule 506 of Regulation D promulgated under the Act and/or Section 4(2) of the Act. The transaction documents were filed as exhibits to the Company's filing on Form 8-K dated December 9, 2005.

In accordance with Emerging Issues Task Force Issue 98-5,
Accounting for Convertible Securities with a Beneficial
Conversation Feature or Contingently Adjustable Conversion
Ratios ("EITF 98-5"), Omagine recognized an imbedded beneficial conversion feature present in the Debentures.

Omagine allocated a portion of the proceeds equal to the intrinsic value of that feature to capital in excess of par value. Omagine measured an aggregate of $184,986 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it to capital in excess of par value and a discount against the debentures. The discount is amortized over the convertible debentures' maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, Omagine issued a warrant granting the holder the right to acquire
257,732 shares of Omagine's Common Stock at an exercise price of $0.97 per share, subject to certain adjustments.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), Omagine recognized the value attributable to the warrant in the amount of $69,421 to capital in excess of par value and a discount against the Debenture. Omagine valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model.

The transfer agent for Omagine's Common Stock is Continental
Stock Transfer and Trust Company, 17 Battery Place, New York,
New York 10004.

The transfer agent for Omagine's Preferred Stock is the Company.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------  -------------------------------------------------

The financial statements for fiscal years 2007 and 2006 have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned subsidiaries, JOL, Contact and Ty-Breakers.

During 2007, Omagine concentrated on concluding the Development
Agreement with the Government of Oman with respect to the Omagine Project proposed by JOL.


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

Revenue Recognition. Revenue was recognized at Contact and Ty-Breakers when goods were shipped to customers from an outside warehouse. The method of revenue recognition at JOL will be determined by management when and if it becomes likely that JOL will begin generating revenue.

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

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the Founder Shareholders to sign the Development
    Agreement with the Government of Oman.

* Failure of Omagine SAOC to obtain the necessary Construction
    Financing required to design, build and operate the Omagine
    Project.

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad; and

* The imposition of new restrictions or regulations by government agencies in the U.S or abroad that affect the Company's business activities.

The following discussion highlights the Company's business activities during the fiscal years 2007 and 2006.

Results of Operations:

Fiscal Year Ended December 31, 2007 Compared to
Fiscal Year Ended December 31, 2006

JOL did not generate any revenue in 2007 and the $1 million revenue in 2006 at JOL was a non-recurring item attributable to a contract settlement. On May 1, 2006 a previously disclosed dispute between JOL and the State of Qatar was settled by the

State of Qatar paying JOL $1 million. The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Description of Business - Products, Services - The Omagine Project").

The Company's total revenue in 2007 was $29,590, a decrease of $1,152,733 (97.5%) from fiscal year 2006. This decrease was attributable to the $1 million contract settlement at JOL in 2006 mentioned above, net of an approximately $161,733 decrease in apparel product sales during the fiscal year. Although Contact's President and Vice-President of Sales were terminated during 2006 the ongoing business operations of Contact and Ty-Breakers continued throughout 2007 and the first quarter of 2008 and the Company filled the Contact orders on hand. The Company discontinued Contact's business in its entirety in March 2008. While the Company is focusing all of its efforts on JOL's real estate development business, the Company may accept future Ty-Breaker orders subject to time constraints and its ability to fill such orders.

The cost of sales percentage for apparel sales was 111% in fiscal 2007 and 73% in fiscal 2006. The Company will hereafter rely on its JOL subsidiary's operations for future revenue generation. Management is presently examining other possible sources of revenue for JOL which, subject to the Development Agreement being executed, may be added to JOL's operations.

Selling and marketing expenses were $36,107 during 2007, compared to $105,641 in 2006. This decrease of $69,534 (66%) was a reflection of a decrease in such costs at Contact and JOL. The Company's marketing and promotional expenditures were $304 during 2007. No further selling and marketing expenses are required by Contact or Ty-Breakers. Assuming a positive outcome of the current Discussions regarding the Omagine Project, the Company is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $996,657 in fiscal 2007 were $591,197 (37%) lower than the $1,587,854 incurred in fiscal 2006. This decrease was primarily attributable to the decrease of approximately $607,000 at JOL for travel, consulting, legal and professional fees associated with the Omagine Project, including costs and fees related to JOL's March 2006 presentation of the Omagine Project to the Government of Oman.

The Company sustained a net loss of $1,043,190 during 2007 as compared to a net loss of $767,951 during 2006. The primary reason for this increase of $275,239 (36%) was that the Company's net loss of $767,951 in 2006 was ameliorated by the $1 million extraordinary income item in 2006 attributable to the above-mentioned settlement with the State of Qatar.

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

No significant capital expenditures were incurred during fiscal year 2007. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures during fiscal 2008.


Liquidity and Capital Resources

The Company has experienced negative cash flows from operations for the past several years. In 2007, the Company's negative cash flow from operations of $(1,058,678) was offset primarily by its positive cash flow from financing activities of $1,769,512 consisting of: the $1,039,125 net proceeds from exercise of Common Stock warrants; the $755,000 net proceeds from the sale by the Company of shares of its Common Stock; and the $24,610 decrease in loans to the Company from Officers and Directors. The Company incurred net losses of $1,043,190; 767,951 and $5,900,662; [$820,743 before a non-cash charge of $5,079,919 for goodwill expense] in fiscal 2007, 2006 and 2005, respectively, an aggregate net loss of $7,711,803 [$2,631,884 before a non-cash charge in 2005 of $5,079,919 for goodwill expense] for those three fiscal periods. The Company will no longer incur any Contact expenses for advertising, marketing or promotional expenses but does expect, subject to the Omagine Project going forward, such expenses to increase.

At December 31, 2007, the Company had a working capital of ($181,078),compared to a working capital deficit of ($920,162) at December 31, 2006. This $1,101,240 increase in the
Company's working capital is attributable to the following:

     (a) $685,184 increase in Cash and equivalents [primarily due to sales of Common Stock and exercise of Common
         Stock warrants};

     (b) $9,642 increase in prepaid expenses and other current assets;

     (c) a $24,610 decrease in loans to the Company from officers and directors;

     (d) a $12,140 decrease in Customer deposits;

     (e) a $140,517 decrease in accrued officer payroll;

     (f) a $285,278 decrease in accounts payable; offset by:

         (a) a $26,276 reduction in accounts receivable;

         (b) a $16,792 increase in accrued expenses and other current liabilities

         (c) a $13,063 reduction in Inventory

At December 31, 2007, the Company had $736,381 in current assets, consisting of $713,145 in cash and $10,173 of prepaid assets.

The Company's current liabilities at December 31, 2007 totaled $542,240, consisting of $335,297 of accounts payable and accrued expenses, $26,907 due to officers and directors and $180,036 in accrued payroll. Of the $542,240 of current liabilities at December 31, 2007, - $206,943 or 38% represents amounts which are due to officers and/or directors.

The $1,058,678 of funds used by operating activities during 2007 were used primarily to fund the net loss of $1,043,190 [less the non-cash charges totaling $43,273] plus the increases in prepaid expenses and other current assets($9,642);accrued officers' payroll($140,517); decreases in customer deposits ($12,140); accrued interest payable ($875); and cancellation of common stock issued for consulting services($10,951). Operating funds were primarily provided by decreases in accounts receivable ($26,276); decrease in Inventory ($13,063); increases in accounts payable ($56,752); accrued expenses and other current liabilities ($16,791) and issuance of Common Stock for consulting services ($750).

Funds totaling $25,650 were invested during 2007 in computer and office equipment.

Funds totaling $1,769,512 were provided by financing activities during 2007 from proceeds realized from the sale of Common Stock
($755,000); proceeds from the exercise of Common Stock warrants
($1,039,125) offset by a decrease of loans and advances to the Company from officers and directors ($24,610) and purchase of Common Stock ($3).

As a result of the foregoing, the Company had a cash balance at December 31, 2007 of $713,145 as compared to a cash balance of $27,961 at December 31, 2006.

The Company will rely upon the business of its JOL subsidiary for revenue growth.

The continuation of JOL's efforts to organize Omagine SAOC, sign the Development Agreement and develop the Omagine Project is also contingent upon the receipt by Omagine and/or JOL of the necessary financing to fund JOL's operations.

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

As of December 31, 2007, Omagine had no warrants outstanding. All unexercised common stock purchase warrants held by the holders of Series B Preferred Stock expired on July 31, 2007. During July 2007, 1,380,167 of such Warrants were exercised by the holders thereof prior to the expiration date and the Company received proceeds therefrom of $1,035,125. The 2,720,333 remaining Warrants expired unexercised on July 31, 2007.

In July 2007, the Company issued 79,161 shares of its Common Stock to the holder of the Debenture Warrant upon the "cashless exercise" thereof by such holder. (See Note 3). In December 2007, the Company issued 20,000 shares of the Company's Common Stock to the holder of a Warrant and the Company received $4,000 from the exercise of such Warrant. (See: Notes to Financial Statements - Note 5)

Impact of Inflation
-------------------

The general level of inflation both in the U.S and Oman has been relatively low during the last several fiscal years and has not had a significant impact on the Company.


Risk Factors
------------

As discussed just prior to Item 1, "Description of Business", certain statements made in this report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include but are not limited to: the uncertainty of success associated with JOL's ongoing efforts relative to its signing of the Development Agreement with the government of the Sultanate of Oman relating to the Omagine project; the uncertainty associated with political events in the Middle East in general; and the success or failure of Omagine's continuing efforts to secure additional financing.


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

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

The Company adopted a web-based software solution to automate and streamline its Sarbanes-Oxley compliance program. The Company formally contracted with an unaffiliated third party software supplier in a software end user license agreement ("End User Agreement") which was signed December 4, 2007. The End User Agreement remained in force until January 31, 2008 for the purpose of establishing Software access and set up, and to receive training in the use of the software. Commencing February 1, 2008, the End User Agreement automatically renewed for subsequent one year periods, unless the Company notifies the software supplier of its intention not to renew the End User Agreement after which the software supplier provides the Company an opportunity to extend the End User Agreement until the end of the Company's then-current fiscal year or for ninety (90) days, whichever is longer. The product enables the Company to document and assess the design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The Company pays an annual fee for unlimited access to the web-based platform. The software is fully operational and was successfully implemented for the filing of this Report on form 10-KSB



Item 8A(T).  Management's Annual Report on Internal Control
             Over Financial Reporting.
---------    -----------------------------------------------


Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and
(iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any (i) current material weaknesses considering the nature and extent of our current operations, or (ii) any risks or errors in financial reporting under current operations.
 This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.


Item 8B.      Other Information
-------       -----------------

None


                          PART III
                          --------

Item 9.     Directors, Executive Officers and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
-------     --------------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           63       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      54       Vice-President, Secretary and
                                   Director

Salvatore J. Bucchere     64       Director

Kevin O'C. Green          60       Director

Louis J. Lombardo         63       Director

Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Omagine since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business and was itself acquired by Omagine in 1997. Mr. Drohan serves as a Director and the Chairman of JOL, and served in those capacities for both Contact and Ty-Breakers until they were merged with and into Omagine. He is also a Director and the Chairman of The Renaissance Team, Inc. ("TRT") and Renaissance Development Holdings, Inc.("RDH"), both of which are privately held companies offering a wide variety of services including: branding, marketing, management, political and strategic visioning, and development management consulting services.

Charles P. Kuczynski is Vice-President, Secretary and a Director of Omagine, Inc since 1996 and served as a Director and Secretary of Omagine, between 1988 and 1993. He was also President of Ty-Breakers Corp. and Vice President of Contact Sports, Inc. until both Contact and Ty-Breakers were merged into Omagine in March 2008. Mr. Kuczynski is a Director and the Secretary of JOL. He also serves as the Secretary of TRT and RDH.

Salvatore J. Bucchere has served as an outside Director of Omagine since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford High School in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice President of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Co. From 1982 until its bankruptcy filing in 2003, he was Chairman of the Board and controlling shareholder of Columbia Products Co., formerly a manufacturer and distributor of rebuilt carburetors and automotive parts in the eastern

United States. Presently, Mr. Bucchere is president of an energy conservation consulting firm.

Kevin O'C. Green graduated from St. Peter's Preparatory School, Jersey City, New Jersey in 1966 and graduated from the College of St. Thomas, St. Paul in Minnesota in 1970 with majors in Geology and Philosophy. He graduated from the University of Minnesota Law School in 1975 and has practiced law in Minnesota as a trial lawyer since that time. He has extensive experience in business litigation including securities fraud and his law practice has extended to several different states. He has represented many business clients over the years, including the Minneapolis Star and Tribune. Mr. Green also has business interests in Honduras where he is the owner of a mining company. Mr. Green lives and practices law in Mankato, MN and he has been an Omagine director since 2001.

Louis J. Lombardo became an Omagine Director on July 1, 2005. Mr. Lombardo retired after 35 years at American Express where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. His responsibilities included controlling International Risk Management & Global Fraud as well as customer service for both Cardmembers and Merchants. Mr. Lombardo holds an MBA degree from New York University. Presently, Mr. Lombardo runs his own consulting company and owns and operates two privately held businesses. He lives in New York City.

At December 31, 2007, the Board of Directors of Omagine consisted of two inside directors: Frank J. Drohan and Charles
P. Kuczynski, and three independent outside directors: Salvatore
J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Inside Directors receive no fees for acting as such. Independent outside Directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.

The Company has an audit committee, a compensation committee and a stock option committee each designated by the Board of Directors. The members of the Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent outside director, is the Chairman of the Audit Committee and is an audit committee financial expert. See: ("Item 9 - Salvatore
J. Bucchere"). The three independent outside members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprise the compensation committee. Mr. Lombardo is the Chairman of the Compensation Committee. The Stock Option Committee is chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan are committee members.

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct ("Code"). The Code applies to all Directors, officers and employees of the Company.
The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is on the Company's website, www.omagine.com and also attached to this Report as Exhibit 3.1.

JOL's primary strategic consultant, Mr. Sam Hamdan ("Hamdan"), President and Chief Strategist of the Michigan based Global Leadership Team, is a native of Lebanon, a citizen of the U.S. and widely known across the Middle East for his work in organizing and directing various high level conferences dealing with leadership, strategic planning, entrepreneurship, innovation and economic matters. Mr. Hamdan, who has two Masters Degrees and is fluent in both Arabic and English, is the visionary who created the "U.S.- Arab Economic Forum" held bi-annually in the United States (see: www.usaeforum.org and www.usaeforum.org). The Forum is held in cooperation with, among others, the U.S. Departments of State and Commerce. In 2006 Mr. Hamdan and GLT also organized and delivered the World Summit on Innovation and Entrepreneurship in Muscat, Oman, and duplicated the event in April 2008 in Dubai, United Arab Emirates (www.wsie.org).

Mr. Hamdan and his branding experts at GLT were the developers of the Omagine brand for JOL. On March 19, 2007 Omagine and Hamdan signed a the Hamdan Agreement (see: "Employees & Consultants") The Hamdan Agreement does not obligate Omagine to pay any cash compensation to Hamdan for his services thereunder but does grant Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at a purchase price of $0.25 per share, exercisable ratably over five (5) years from the date of the Hamdan Agreement (the "Hamdan Options"). In addition the Hamdan Agreement contemplates that, subsequent to the Financial Closing Date, Hamdan will become Omagine's President and Chief Operating Officer and an Omagine employee. The Hamdan Options are exercisable only during periods which (i) the Hamdan Agreement remains in effect, or (ii) Mr. Hamdan is an employee of Omagine.




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

                                   SUMMARY COMPENSATION TABLE
      (a)                (b)        (c)        (d)       (e)          (f)          (g)
                                                    Accrued Salary   Option
Name and Principal                Salary(1)   Bonus   Payable(1)     Awards(2)    Total
Position                 Year       ($)        ($)       ($)          ($)          ($)
-------------------      ----     ---------   ----- -------------    ------    ----------
Frank J. Drohan
Chief Executive and
Financial Officer        2007    $ 52,083       0     62,500         $   0       $114,583
                         2006    $ 26,042       0     98,958         $ 7,500     $132,500
                         2005    $      0       0    125,000             0       $125,000

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.

(2) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named Executive Officer. The amount shown represents awards granted prior to 2006. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2007.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.


The following table shows the number of shares covered by exercisable and unexercisable options held by the Company's
Chief Executive Officer on December 31, 2007.

                                   OMAGINE, INC.
                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                    DECEMBER 31, 2007
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

There were no shares of the Company's Common Stock acquired during 2007 upon the exercise of options.

No stock options were granted in 2007 to the Company's Chief
Executive Officer or any other Officer. There can be no assurance that the Grant Date Fair Value of Stock Option
Awards will ever be realized.

The following table summarizes information as of the close of business on December 31, 2007 about (i) the options under the Alfa International Corp. 2003 Stock Option Plan (the "Alfa Plan") which was approved by the Company's stockholders and (ii) options issued outside of the Alfa Plan.

                           Equity Compensation Plan Information
                           ------------------------------------
                                                                     Number of securities
                                                                     remaining available
                                                                     for future issuance
                         Number of securities  Weighted-average         under equity
                         to be issued upon     exercise price of      compensation plans
                           exercise of            outstanding       (excluding securities
                        outstanding options,   options, warrants        in column (a)
                        warrants and rights      and rights
                               (a)                  (b)                    (c)
                         ---------------       -----------------     --------------------
Alfa Plan                1,040,000              $0.38                  1,460,000
-----------------------------------------------------------------------------------------
Non-Alfa Plan              860,000              $0.24                          0
-----------------------------------------------------------------------------------------

TOTAL                    1,900,000              $0.32                  1,460,000
-----------------------------------------------------------------------------------------

                                55

Our current stock option plan (the "Alfa Plan") is explained below under the heading "Stock Options" and in Note 6 to the accompanying consolidated financial statements.


The following chart summarizes the annual compensation for the Company's non-employee directors during 2007.

                                  Director Compensation
                                  ---------------------

                            (b)           (c)                          (e)
                           Fees          Stock          (d)          All Other       (f)
         (a)              Earned         Awards    Option Awards   Compensation     Total
        Name               ($)            ($)          ($) (1)         ($)           ($)
------------------------  -----         -------    -------------   ------------     -----
Salvatore Bucchere        $1,000          0          1,000           0              2,000
Kevin Green               $1,000          0          1,000           0              2,000
Louis Lombardo                 0          0          4,112           0              5,111


(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named Director. The amount shown represents awards granted prior to 2007. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2007. Directors who are not Company employees are compensated for their service as a director as shown in the chart below:


                   Schedule of Director Fees
                      December 31, 2007


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

             Stock Options Granted to Directors
             ----------------------------------

On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 30,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion) effective on the date of appointment. The price of the option is the closing bid price on the date of grant and the option vest over three years provided the Board member continues to hold office. On November 14, 2004, the Company awarded options to purchase 30,000 shares of its Common Stock to each of its then two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.17 per share. The options expire five years after the date of grant. Effective January 1, 2004, 2005 and 2006 10,000 of such options vested to each of Messrs. Bucchere and Green. On July 1, 2005, the Company awarded options to purchase 30,000 shares of its Common Stock to Mr. Louis J. Lombardo, an outside Director, at an exercise price of $1.00 per share. The options expire five years after the date of the grant. Effective July 1, 2005, 2006, and 2007, 10,000 of such options vested to Mr. Lombardo. Non-employee outside Board members that have served on the Board for at least 3 years will be granted 10,000 options (or such other number of options as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant. The date of grant shall be the first business day of each fiscal year next following completion of such three years of service. On October 30, 2007, the Company awarded options to purchase 30,000 shares of its Common Stock to each of Messrs. Bucchere and Green at an exercise price $0.90 per share. The options expire five years after the date of grant. 10,000 of such options vested on October 30, 2007, and an additional 10,000 of such options vested on January 1, 2008 to each of Messrs. Bucchere and Green. Effective January 1, 2009 an additional 10,000 of such options shall vest to each of Messrs. Bucchere and Green provided they are still a director of the Company on such date. On January 1, 2008, 30,000 options were granted to Mr. Lombardo at an exercise price of $0.80. 10,000 of such options vested on the grant date. Provided Mr. Lombardo is a director of the Company on such dates, 10,000 options shall vest on January 1, 2009, and an additional 10,000 options shall vest on January 1, 2010.

Directors of the Company, who are employees of the Company do not receive additional compensation for their services as Directors.


Report on the Repricing of Any Options or Stock Appreciation
Rights
----------------------------------------------------------------

There was no repricing of any options during fiscal year 2007.
The Company has never issued any stock appreciation rights.


Employment Agreements and Consulting Agreements
-----------------------------------------------

In September 2001, Omagine entered into an employment agreement (the "Drohan Agreement") with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first five years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, effective October 1, 2004, the Drohan Agreement was modified and, except for a six week period in 2006, the Company suspended salary payments to Mr. Drohan. Beginning November 1, 2004 and continuing through August 1, 2007, Mr. Drohan provided services to the Company pursuant to the Drohan Agreement and the Company has accrued Mr. Drohan's unpaid salary. The Company, has agreed to pay such unpaid and accrued salary to Mr. Drohan without interest when, and if, the Company has the financial resources to do so.

Pursuant to a written employment agreement effective September 1, 2001 (the "Kuczynski Agreement"), Omagine was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. The Kuczynski Agreement was terminable by the Company as of December 31, 2003 provided that the Company's net sales for 2003 were not at least $1,000,000. Mr. Kuczynski's employment agreement provided for an option to purchase 50,000 shares of Common Stock at $0.25 per share during each of the first five years of the employment term (the "Kuczynski Options"). By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled and the Company discontinued making salary payments to Mr. Kuczynski. The Company has accrued $37,982 of unpaid salary due to Mr. Kuczynski and has agreed to pay such unpaid and accrued salary to Mr. Kuczynski without interest when, and if, the Company has the financial resources to do so. Beginning November 1, 2004 and continuing through August 1, 2007, the Company has engaged the services of Mr. Kuczynski as a consultant and an employee and has agreed to keep the Kuczynski Options in effect until Mr. Kuczynski ceases to be either a consultant or employee of the Company. The Company has made payments to him for such consulting services which comprised services similar to those he provided as an Omagine employee plus services associated with Contact and JOL. Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company will enter into a new employment agreement with Mr. Kuczynski.

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

In February 2004, Contact hired Edward Baker ("Baker") as its Vice President of Sales. Contact and Baker entered into an interim employment agreement covering the period February 9, 2004 to June 30, 2004 and providing for customary fringe benefits (the "Interim Agreement"). At June 30, 2004, Contact and Baker agreed to extend the Interim Agreement. In accordance with a Letter Agreement (the "January Letter Agreement") dated January 15, 2005, Baker ceased to be an employee of Contact or the Company effective January 15, 2005. Effective January 16, 2005, the individual became a consultant to Contact, providing services similar to those performed by him as a Contact employee. Pursuant to the January Letter Agreement, Omagine also granted Baker an option to purchase up to 50,000 shares of its common stock at a purchase price of $.10 per share (the "Baker Option"), such option valid until January 30, 2007 but exercisable only if Baker is employed by, or engaged as a consultant to, Contact at the time of such exercise. Pursuant to a May 4, 2006 letter agreement (the "May Letter Agreement") Mr. Baker was re-engaged by Contact as a consultant and the Company agreed to keep the Baker Option in effect until Mr. Baker ceased to be either a consultant or employee of Contact. Provided Contact met its sales goals in its "private-label" business, the Company intended to enter into a new employment agreement with Mr. Baker. Contact did not attain its sales goals for 2006 in its "private-label" business and in December 2006 Mr. Baker ceased to be either an employee or consultant of Contact. In December 2006, the Baker Option expired unexercised in accordance with its terms.



CONSULTING AGREEMENTS
---------------------

The Company is or was a party to the following consulting agreements with different parties as follows:

A. Consulting Agreement:

Effective December 20, 2004 the Company entered into a two-year agreement whereby the consultant would assist the Company in its financial public relations, marketing, promotional and capital raising activities. This agreement expired in accordance with its terms on December 19, 2006. Pursuant to the agreement Omagine issued 100,000 shares of its unregistered and restricted Common Stock to the consultant and issued the consultant a warrant for 20,000 shares of Common Stock at an exercise price of $0.20 per share. The warrant was exercised on December 14, 2007 prior to the expiration date.

B. Consulting Agreement:

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan (See: "Employees and Consultants"). On December 31, 2007, the expiration date of the Hamdan Agreement, Mr. Hamdan and Omagine entered into an amended agreement ("Amended Agreement") changing the expiration date to December 31, 2008. All other terms and conditions of the Hamdan Agreement remain in full force and effect, whereby (i) Mr. Hamdan will provide ongoing consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's President and Chief Operating Officer. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at $0.25 per share (the "Hamdan Option"), exercisable ratably at 160,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The Hamdan Option is exercisable only if (i) the Hamdan Agreement is in effect, or
(ii) Hamdan is an Omagine employee.

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

On March 19, 2007, in accordance with the Hamdan Agreement, Omagine issued Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at $0.25 per share exercisable ratably at 160,000 shares per year during the first five years subsequent to the Hamdan Agreement. These options are exercisable only if (i) the Hamdan Agreement is effect, or (ii) Hamdan is an Omagine employee. 320,000 of such options are currently exercisable. 160,000 Hamdan Options are scheduled to vest each on April 1, 2009, 2010, and 2011 provided
Mr. Hamdan is an Omagine employee on such dates.

Pursuant to an agreement dated August 27, 2007, Omagine issued Agora 200,000 shares of Common Stock (the "Agoracom Shares") as compensation for services rendered through December 31, 2006, and continued its option ("Agoracom Options") for 200,000 shares of Common Stock at a purchase price of $0.82 per share in effect.

Agora acknowledged and agreed that (a) the Agoracom Shares are, and (b) the Common Stock issuable upon exercise of the Agora Options will be, "restricted securities" within the meaning of the Securities Act of 1933, as amended. The Agoracom Options are fully vested as of the date hereof and may be exercised in whole or in part at any time before December 31, 2011 (the "Expiry Date"). Any unexercised Agora Options will terminate on the Expiry Date.

In July 2005, the Company issued 30,000 non-qualified stock options to Mr. Louis J. Lombardo, an outside director. The options are exercisable at a price of $1.00 per share and expire five years after the date of the grant. As of the date of this Report, all 30,000 of Mr. Lombardo's options are vested.

In January 2008, the Company issued 30,000 non-qualified stock options to Mr. Louis J. Lombardo, an outside director. The options are exercisable at a price of $0.80 per share and expire five years after the date of grant. As of the date of this Report, 10,000 of Mr. Lombardo's options are vested. Effective January 1, 2009, 10,000 of such options shall vest, and an additional 10,000 of such options shall vest to Mr. Lombardo on January 1, 2010 provided he is still a director of the Company on such dates.

In November 2004, the Company issued 30,000 non-qualified stock options to Mr. Salvatore J. Bucchere, an outside director and 30,000 non-qualified stock options to Mr. Kevin O'C. Green an outside director. The options are exercisable at a price of $0.17 per share and expire five years after the date of grant. All such options are currently exercisable.

In October 2007, the Company issued 30,000 non-qualified stock options to Mr. Salvatore J. Bucchere, an outside director, and 30,000 non-qualified stock options to Mr. Kevin O'C. Green, an outside director. The options are exercisable at a price of $0.90 per share and expire five years after the date of grant. 10,000 of such options vested on October 30, 2007, and an additional 10,000 of such options vested on January 1, 2008 to each of Messrs. Bucchere and Green. Effective January 1, 2009, an additional 10,000 of such options shall vest to each of Messrs. Bucchere and Green provided they are still a director of the Company on such date.

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

As of December 31, 2007, there were no incentive stock options outstanding under the Alfa Plan, and there were 1,900,000 non-qualified options issued and outstanding as follows:



Name               No. of options  Option Price   Date of Grant
---------------    --------------  ------------   -----------


Frank Drohan          500,000         $0.25         9/l/2001
Charles Kuczynski     250,000         $0.25         9/l/2001
Salvatore Bucchere     30,000         $0.17        11/1/2004
Kevin Green            30,000         $0.17        11/1/2004
Louis Lombardo         30,000         $1.00         7/1/2005
Agora P.R.            200,000         $0.82       12/16/2005
Sam Hamdan            800,000         $0.25        3/31/2007
Salvatore Bucchere     30,000         $0.90       10/30/2007
Kevin Green            30,000         $0.90       10/30/2007


Item 11.     Security Ownership of Certain Beneficial Owners
             and Management.
--------     ------------------------------------------------


The following table sets forth as of December 31, 2007: (i) the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company, and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (7)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            6,047,441                13.3%

Charles P. Kuczynski (l)(4)         759,482                 1.7%

Salvatore S. Bucchere (1)(5)(8)     101,744                 0.2%

Louis J. Lombardo (1)(6)            281,300                 0.6%

Kevin O. Green (1)(5)(8)             79,766                 0.2%

Muftah Benomran (2)               4,661,078                10.2%

Mohammed K. Al-Sada (2)           5,249,092                11.5%

Sam Hamdan (2)(9)                 2,764,352                 6.1%

All officers and Directors
As a Group of 5 Persons           7,269,733                16.0%
----------------------------------------------------------------
(1) The address for each of these individuals is c/o the Company and each is a director of Omagine. Messrs. Drohan and Kuczynski are officers of Omagine.

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

(6) Does not include Mr. Lombardo's (1) 30,000 currently exercisable stock options granted to him upon his election as an outside director. All such options are exercisable at $1.00 per share, or (2) 10,000 currently exercisable stock options granted to him in January 2008 and exercisable at $0.80 per share.

(7) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

(8) Does not include the 40,000 currently exercisable stock options (20,000 held by Mr. Bucchere and 20,000 held by Mr.
Green).Options are exercisable at $0.90 per share.

(9) Does not include Mr. Hamdan's 320,000 currently exercisable stock options granted under his consulting agreement. All such options are exercisable at $0.25 per share.


                Changes in Control Arrangements
                 -------------------------------
No change in control arrangements existed at December 31, 2007.



Item 12.     Certain Relationships and Related Transactions
--------     ----------------------------------------------

The Renaissance Team, Inc.
--------------------------

Mr. Sam Hamdan, who has a consulting agreement with Omagine and who, under certain circumstances, may become Omagine's president (See: "EMPLOYEES and CONSULTANTS" and "CONSULTING AGREEMENTS") is also the president of The Renaissance Team, Inc., a privately held company ("TRT"). Frank J. Drohan ("Drohan"), Omagine's President and Chief Executive Officer, is the Chairman of TRT and Charles P. Kuczynski, Omagine's Vice President and Secretary, is the Secretary of TRT. TRT was organized in December 2006 by Mr. Hamdan and Mr. Drohan and its business is not in competition with that of the Company. Mr. Drohan's employment agreement with the Company permits him to be involved in any other business enterprise that does not compete with the Company. Each of Mr. Hamdan and Mr. Drohan own 50% of TRT's equity and TRT intends to acquire the business and certain assets of The Global Leadership Team, Inc. ("GLT"). Mr. Hamdan is currently the president and sole shareholder of GLT (www.gltweb.com). Prior to the organization of TRT, Mr. Hamdan and GLT had performed significant services, including branding, strategic consulting, strategic visioning, marketing, financial and project finance planning, public relations, event management and management consulting services for JOL with respect to the proposed Qutopia Project in Qatar and the Omagine Project in Oman. On March 19, 2007, concurrent with the execution of the Hamdan Agreement, Omagine entered into another agreement with GLT and Hamdan (the "Subscription Agreement") whereby pursuant to the Subscription Agreement, the unpaid account payable of $245,449 due to GLT from JOL for services rendered between 2003 and 2006 was extinguished and exchanged for 2,454,490 shares of Omagine Common Stock. There have been no transactions between TRT and the Company to date, but based upon JOL's use of GLT's services in the past - and assuming TRT's ultimate acquisition of GLT's business - the Company anticipates that such transactions will occur in the future. Hamdan, Drohan and TRT have agreed with respect to any such possible future transaction(s) between TRT and the Company (a "Related Party Transaction") that any such Related Party Transaction will be structured such that it provides substantially better terms and conditions to the Company than would otherwise be available to the Company if the Company were to negotiate and conclude such Related Party Transaction on an "arms-length" basis with a company with which Mr. Hamdan and/or Mr. Drohan were not associated. Furthermore, any such Related Party Transaction will be in compliance with the Company's Code of Ethics.


Related Party Payables
----------------------

At December 31, 2007, the Company has included $205,536 in its balance sheet as related party payables representing accrued and unpaid salary and unreimbursed expenses due to Mr. Drohan and Mr. Kuczynski.

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

3.1                The Amendment to the Certificate
                   of Incorporation of the Company

99.1               The CCIC Agreement

99.2               The Hamdan Agreement Amendment

99.3               The Hamdan Agreement (as Exhibit A
                   to the Hamdan Agreement Amendment,
                   incorporated by reference to
                   Exhibit 99.2 as filed in Form 10-KSB
                   for the year ended December 31, 2006
                   on April 17, 2007.)

99.4               The Certificate of Ownership and Merger

14                 The Code of Ethics

    (b) Reports on Form 8-K

On December 10, 2007 the Company filed a Form 8-K disclosing a press release that JOL signed a Memorandum of Understanding with Bank Muscat SAOG.

On December 11, 2007 the Company filed a Form 8-K disclosing a press release naming Consolidated Contractors Company Oman LLC as the General Contractor for the proposed Omagine Project.

On December 18,2007 the Company filed a Form 8-K disclosing a press release announcing Consolidated Contractors International
Company S.A.(CCIC) as a minority equity partner for the proposed
Omagine Project.


Item 14.      Principal Accountant Fees and Services
-------       ---------------------------------------

Audit Fees:
-----------

The registrant was billed by its independent registered public accounting firm $24,000 in 2006 and $25,000 in 2007 for all auditing and review services performed by him for the Registrant in connection with Registrant's regulatory filings during such fiscal years.

Audit Related Fees:
-------------------

None


Tax Fees:
---------

The Registrant was billed by its independent registered public accounting firm $5,000 in 2006 and $-0- in 2007 for all tax accounting work performed by them associated with the Registrant's tax return filings for such fiscal years.

All Other Fees:
---------------
None

On behalf of the Audit Committee, Mr. Salvatore J. Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements.

                      SIGNATURES


Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Omagine, Inc.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Vice President, Secretary and
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O'C. Green
             KEVIN O'C. GREEN,
             Director

     By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director

Dated: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer, the Principal Financial Officer and a Director on behalf of the Registrant and in the capacity and on the date indicated.


Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief        April 14,2008
FRANK J. DROHAN         Executive and Financial
                        Officer

CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13a-14 AND 15d-14 AS
ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, Frank J. Drohan, certify that:

1. I have reviewed this annual report for the period ended
December 31, 2007 on Form 10-KSB of Omagine, Inc. (the
"Registrant");

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


Date: April 14, 2008



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





                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Omagine, Inc. on Form 10-KSB for the period ending December 31, 2007 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Omagine, Inc.


/s/Frank J. Drohan
-------------------------
Frank J. Drohan
Chief Executive
 and Financial Officer

April 14, 2008


The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.
{formerly Alfa International Holdings Corp.}

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                 /s/ Michael T. Studer CPA P.C.
April 14, 2008                   ------------------------------
Freeport, New York             F-1

                           OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2007               2006
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $713,145           $ 27,961
  Accounts receivable                                 -                26,276
  Inventories                                         -                13,063
  Prepaid expenses and other current assets         10,173                531
                                                   --------          --------
       Total Current Assets                        723,318             67,831
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    129,941            104,292
  General plant                                     17,800             17,799
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
        Total                                      164,558            138,908

  Less: Accumulated depreciation and amortization (139,988)          (123,273)
                                                   --------          --------
        Property and Equipment                      24,570             15,635
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,749             13,749
                                                   --------          --------

TOTAL ASSETS:                                    $ 761,637           $ 97,215
                                                  ========            =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  298,630          $ 583,908
  Customer Deposits                                  -                 12,140
  Accrued officer payroll                          180,036            320,553
  Due officers and directors                        26,907             51,517
  Accrued expenses and other current liabilities    36,667             19,876

                                                  --------           --------
        Total Current Liabilities                  542,240            987,994
                                                  --------           --------

LONG-TERM LIABILITIES:

  Convertible Debentures, net of Discounts           -                 77,922
  Accrued Interest payable on
    Convertible Debentures                           -                 41,794
                                                   -------           --------
       Total Long-Term Liabilities                   -                119,716
                                                   -------           --------

TOTAL LIABILITIES:                                 542,240          1,107,710
                                                 =========          =========
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 1,000,000 shares,
  Undesignated preferred stock:
  Authorized - 850,000 shares:
   Issued and outstanding: - none                      -                 -
  Series B preferred stock:
  Authorized - 150,000 shares:
   Issued and outstanding:
    -0- shares in 2007 and
    86,937 shares in 2006                                                  87
  Common stock:
  $0.001 par value
  Authorized: 75,000,000 shares

 Issued and outstanding:
    45,542,439 shares in 2007 and
    32,112,964 shares in 2006                       45,542             32,113
Capital in excess of par value                  16,748,237         14,365,056
Retained earnings (deficit)                    (16,574,382)       (15,407,751)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)          219,397         (1,010,495)
                                               -----------         -----------
     Total Liabilities and Stockholders'
       Equity                                 $    761,637       $     97,215
                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                     OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      -----------------------
                                                       2007             2006
                                                      ----------- -----------
REVENUES:
  Net sales                                       $    29,590      $   182,323
  Settlement of dispute                                              1,000,000
                                                   ----------      -----------
Total revenues                                         29,590        1,182,323
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                        32,821          132,318
  Selling, general and administrative               1,012,386        1,693,495

                                                   ----------      -----------
  Total Costs and Expenses                          1,045,207        1,825,813
                                                   ----------      -----------
OPERATING LOSS                                     (1,015,617)      (  643,490)

  Interest income                                          33              492
  Interest expense                                    (27,606)        (124,953)
                                                   ----------      -----------
NET LOSS                                           (1,043,190)       ( 767,951)

PREFERRED STOCK DIVIDENDS                             123,441           21,042
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(1,166,631)     $(  788,993)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.03)     $      (.03)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                 40,812,103       29,774,011
                                                   ===========     ============

See accompanying notes to consolidated financial statements.

                                            F-3

                              OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Common Stock   Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------
                             ----------   ------ -------  ---  ----------- ------------
BALANCES, DECEMBER 31, 2005  28,389,587  $28,390 107,100 $107  $13,977,789 $(14,618,758)
                             ----------   ------ -------  ---  ----------- ------------
Issuance of common stock
  for cash                       50,000       50                    19,950

Issuance of common stock
  upon conversion
  of debentures               2,475,160    2,475                   194,902

Conversion of preferred stock
  for common stock              806,500      807 (20,163) (20)        (787)         -

Issuance of preferred stock
  dividends in common stock     391,717      391      -     -       63,633          -

Stock option expense                -         -       -     -       56,791          -

Beneficial conversion feature
  of convertible debenture          -         -       -     -       52,778          -

Preferred stock dividends           -         -       -     -           -       (21,042)

Net loss                            -         -       -     -           -      (767,951)
                             ----------   ------  ------  ---  -----------  -----------
Balances At December 31,2006 32,112,964  $32,113  86,937  $87  $14,365,056 $(15,407,751)
                             ----------   ------  ------  ---  -----------  -----------
Issuance of Common Stock for
  consulting services             6,250        6                      744

Issuance of Common Stock for
  cash                        2,850,000    2,850                  752,150

Purchase of Common Stock for
  cash                              (10)                               (3)

Issuance of Common Stock upon
  conversion of debentures    2,737,629    2,738                  124,206

Issuance of Common Stock in
  payment of accounts payable 2,800,337    2,800                  339,230


Cancellation of Common Stock
  issued for consulting
  services                      (45,000)     (45)                 (10,906)

Issuance of Common Stock upon
  exercise of warrants        1,479,328    1,479                1,037,646

Preferred Stock and dividends
  converted to Common Stock   3,600,941    3,601 (86,937) (87)    119,927

Stock option expense                                               20,187

Preferred stock dividends                                                      (123,441)

Net Loss                                                                     (1,043,190)

Balances at December 31,2007 45,542,439   45,542    -      -   16,748,237   (16,574,382)



See accompanying notes to consolidated financial statements.

                                            F-4

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2007          2006
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(1,043,190) $(  767,951)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               23,086      100,671
    Stock based compensation related to stock options           20,187       56,791
    Issuance of common stock for Consulting services               750          -
    Cancellation of Common Stock issued for
    Consulting services                                        (10,951)         -

  Changes in operating assets and liabilities:
    Accounts receivable                                         26,276      (23,646)
    Inventories                                                 13,063      (11,643)
    Prepaid expenses and other current assets                   (9,642)      19,971
    Other assets                                                   -           (235)
    Accounts payable                                            56,752      196,663
    Customer Deposits                                          (12,140)     (16,028)
    Accrued expenses and other current liabilities              16,791      (46,670)
    Accrued officers payroll                                  (140,517)     145,630
    Accrued interest payable on convertible debentures             857       40,219
                                                            ----------    ----------
  Net cash flows used by operating activities               (1,058,678)    (306,228)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                        (25,650)      (3,894)
                                                             ----------  -----------
         Net cash flows used by investing activities           (25,650)      (3,894)
                                                             ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                            (24,610)      51,517
  Proceeds from issuance of common stock                       755,000       20,000
  Proceeds from issuance of convertible debentures                  -       225,000
  Proceeds from exercise of common stock warrants            1,039,125          -
  Purchase of Common Stock                                          (3)         -
                                                            ----------   ----------
         Net cash flows from financing activities            1,769,512      296,517
                                                            ----------   ----------

NET CHANGE IN CASH                                             685,184      (13,605)

CASH BEGINNING OF YEAR                                          27,961       41,566
                                                            -----------   ----------
CASH END OF YEAR                                            $   713,145 $    27,961
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -     $     -
                                                            ===========   ==========
  Interest paid                                            $    20,378   $     -
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividends paid in
       common stock                                         $  123,441   $   21,042
                                                             ==========   ==========
     Issuance of Common Stock in payment of
       accounts payable                                     $  342,030   $      -
                                                            ===========   ==========
     Issuance of Common Stock upon conversion of
       Debentures and accrued interest                      $  126,944   $  197,377
                                                             ==========   ==========


See accompanying notes to consolidated financial statements.

     OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. ("Omagine") (formerly Alfa International Holdings Corp. to June, 2007) and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"), Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Omagine is a holding company which operates through its JOL, Contact and Ty-Breakers subsidiaries. JOL is in the real estate development business in Oman. Contact and Ty-Breakers' design, manufacture and distribute apparel products.

     Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable and accrued expenses, convertible debenture and accrued interest on convertible debenture. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Advertising and marketing costs - Advertising and marketing costs of approximately $1,698 in 2007 and $53,520 in 2006 were expensed as incurred.

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

We adopted SFAS 123 (R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our accompanying consolidated financial statements for the years ended December 31,2007 and 2006 reflect the impact of adopting SFAS 123 (R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R).

For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. SFAS 123 (R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2007 and 2006 were $20,187 and $56,791, respectively.

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



NOTE 3  - CONVERTIBLE DEBENTURES:

On December 8, 2005, Omagine sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006 Omagine sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debenture together with accrued and unpaid interest thereon into shares of Omagine's Common Stock at a price per share equal to 90% of the lowest volume weighted average price of a share of Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007 the Debentures together with all accrued and unpaid interest thereon have been paid in full through such conversions into shares of Common Stock.

The warrant that was sold with the First Debenture (the "Debenture Warrant") gave the holder the right to purchase 257,732 shares of Common Stock at a purchase price of $0.97 per share and included an optional "cashless exercise" provision. In July 2007, the holder of the Debentures exercised the Debenture Warrant pursuant to the "cashless exercise" provision and was issued 79,161 shares of Common Stock pursuant thereto which represented the full exercise of the Debenture Warrant. The Company received no proceeds from the "cashless exercise" and no portion of the Debenture Warrant remains outstanding or available for the purchase of any further shares of Common Stock.

NOTE 4 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Omagine had designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock was $40 per share and dividends accrued at 5.0% per annum. Each share of Series B Preferred Stock was convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends , at the Company's option, were paid in cash or in shares of Common Stock valued at $1.00 per share.

Pursuant to the Certificate of Designation, Preferences and Rights for Series B Preferred Stock and a resolution of the Board of Directors, on September 28, 2007 (the "Redemption" Date"), the Company redeemed all 76,437 Preferred Shares issued and outstanding on the Redemption Date.

The Company paid forty-one dollars and forty-eight cents ($41.48) per Preferred Share (the "Redemption Price") to the registered holders of the 76,437 Preferred Shares outstanding on the Redemption Date. The Redemption Price was calculated by adding the $40.00 face value of each Preferred Share to the $1.48 of dividends accrued thereon.

The Redemption Price was paid in shares of the Company's Common
Stock valued at one dollar ($1.00) per share.

From and after the Redemption Date, all rights of the holders Of the Series B Preferred Shares (except for the right to receive the Redemption price without interest upon surrender of their Certificate or certificates) ceased with respect to such Preferred Shares. At December 31,2007,no Series B Preferred Shares or any other shares of Preferred Stock are issued or outstanding.

The Series B Preferred Stock has been excluded from the computation of diluted earnings per share for the fiscal years ended December 31, 2007 and December 31, 2006, as the conversion would be anti-dilutive after adding back Preferred Stock dividends to the respective net losses for each of those years.

The 2,720,333 unexercised Common Stock purchase warrants held by the holders of Series B Preferred Stock (the $0.75 Warrants) expired on July 31, 2007. During July 2007, 1,380,167 of such $0.75 Warrants were exercised by the holders thereof and the Company received proceeds therefrom of $1,035,125.




NOTE 5 -  COMMON STOCK

In February and March 2007, the Company sold a total of 2,300,000 shares of its Common Stock to three individuals (including 50,000 shares to a Company director) at a price of $0.10 per share and the Company received the total net proceeds of $230,000. In May 2007 the Company sold 50,000 shares of its Common Stock to an individual at a price of $0.50 per share and the Company received net proceeds of $25,000. In December of 2007 the Company sold 500,000 shares of its Common Stock to an individual at a price of $1.00 per share and the Company received the total net proceeds of $500,000.

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

In July and August 2007, the Company issued a total of 430,312 Shares of its Common Stock (including 10,312 shares in payment of dividends payable), to holders of 10,500 Preferred Shares upon conversion of such Preferred Shares by the holders thereof. In September 2007, the Company issued a total of 3,170,629 shares of Common Stock (including 113,129 shares in payment of dividends payable)to holders of 76,437 Preferred Shares which the Company redeemed pursuant to the Redemption Notice (See Note
4).

In July 2007, the Company issued 1,380,167 shares of its Common Stock to holders of $0.75 Warrants upon the exercise thereof by such holders. The Company received $1,035,125 from the exercise of such $0.75 Warrants. In July 2007, the Company issued 79,161 shares of its Common Stock to the holder of the Debenture Warrant upon the "cashless exercise" thereof by such holder. (See Note 3).

In December 2007, the Company issued 20,000 shares of its Common
Stock to a holder of $0.20 Warrants upon the exercise thereof by such holder. The Company received $4,000 from the exercise of such $0.20 Warrants.


Note 6  - STOCK OPTIONS AND WARRANTS:

     On September 20, 2007, the Company registered 2.5 million shares of its Common Stock reserved for issuance under the Alfa International Corp. 2003 Stock Option Plan ("Alfa Plan") for resale by filing a registration statement with the SEC on Form S-8. This registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Alfa Plan. The adoption of the Alfa Plan was approved by the Board of Directors in March 2004 and ratified by the Company's shareholders on September 1, 2004.

    In 2007 and 2008, the Company issued a total of 90,000 non-qualified stock options to three individuals in connection with their continued service as independent outside directors. As of the date hereof 50,000 of such options are vested and the remaining 40,000 of such options are scheduled, in accordance with their terms, to vest 30,000 on January 1, 2009, and 10,000 on January 1, 2010. 60,000 of such options are exercisable at a price of $0.90 per share and 30,000 are exercisable at a price of $0.80 per share.

The Alfa Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients")by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company's Common Stock.


A summary of stock option and warrant activity is as follows:


                                             Year Ended December 31,
                             ------------------------------------------------------
                                       2007                           2006
                             -------------------------     ------------------------
                             Stock Options    Warrants     Stock Options   Warrants
                             -------------    --------     -------------   --------




Outstanding at January 1       1,165,000     4,450,467      1,465,000      6,112,467
Granted and Issued               860,000           -              -              -
Exercised                            -      (1,657,899)
Forfeited/expired/cancelled     (125,000)   (2,792,568)      (300,000)    (1,662,000)
                              ----------     ---------      ---------      ---------

Outstanding at December 31     1,900,000           -        1,165,000      4,450,467
                              ----------     ---------      ---------      ---------
Exercisable at December 31     1,220,000           -        1,155,000      4,450,467
----------     ---------      ---------      ---------      ---------      ---------



Stock options outstanding at December 31, 2007 (all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             30,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14, 2010
  2007   (A)     800,000            160,000           $ .25           March 31, 2012
  2007   (B)      60,000             20,000           $ .90           October 29, 2012
               ---------          ----------
 Totals        1,900,000          1,220,000
               =========          ==========


   (A) The 640,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2008 and 160,000 each April 1, thereafter for three succeeding years.
   (B) The 40,000 unvested options relating to the 2007 grant are scheduled to vest 20,000 on January 1, 2008 and 20,000 on January 1, 2009.

        As of December 31, 2007, there was $123,008 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $36,840 in 2008, $32,498 in 2009, $30,210 in 2010, $18,768 in 2011, and $4,692 in 2012.

NOTE 7  - INCOME TAXES:

     Deferred tax assets are comprised of the following:

                                               December 31
                                          ----------------------
                                            2007        2006
                                          ----------  ----------
Federal net operating loss
  carry forwards                          $3,930,000   3,580,000
State net operating loss
  carry forwards, net of
  federal tax benefit                        630,000     630,000
                                          ----------  ----------
                                           4,560,000   4,210,000
Less: Valuation allowance                  4,560,000   4,210,000
                                         ----------- -----------
Total                                    $       -   $       -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2007 and 2006.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2007.

     At December 31, 2007, the Company had Federal net operating loss carry forwards of approximately $11,560,000, expiring in various amounts from fiscal year 2008 to fiscal year 2027. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry forwards.


NOTE 8  - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc. ("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which is past its initial stages of business development. JOL is presently concluded negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.6 billion tourism related project and is awaiting the signing of the Development Agreement.

The apparel business of the Company is conducted primarily through its wholly owned subsidiaries - Contact Sports, Inc.
("Contact") and Ty-Breakers Corp. ("Ty-Breakers").

Summarized financial information by business segment for the fiscal years ended December 31, 2007 and December 31, 2006 is as follows:

                                           2007             2006

================================================================
Revenue:
  Real Estate Development            $         0      $1,000,000
  Apparel                                 29,590         182,323
                                         -------         -------
Total                                $    29,590      $1,182,323
================================================================
Operating Expenses:
  Real Estate Development            $   353,179     $ 1,002,378
  Apparel                                 82,648         335,863
  Corporate                              609,380         487,572
                                       ---------       ---------
Total                                $ 1,045,207     $ 1,825,813
================================================================
Operating Loss:
  Real Estate Development           $  .(353,179)   $  (  2,378)
  Apparel                               ( 53,058)      (153,540)
  Corporate                          (  .609,380)    (  487,572)
                                       ---------      ---------
Total                               $(1,015,617)   $(  643,490)
                                       ---------      ---------
================================================================

Identifiable Assets:
  Real Estate Development              $     771      $   1,880
  Apparel                                 39,354         80,239
  Corporate                              721,512         15,096
                                         -------        -------
Total                                  $ 761,637      $  97,215
================================================================

Capital Expenditures:
  Real Estate Development              $     -        $     -
  Apparel                                    -              -
  Corporate                               25,650          3,894
                                           -------      -------
Total                                  $  25,650      $   3,894
================================================================


Depreciation and Amortization:
  Real Estate Development              $     936      $     936
  Apparel                                    -              -
  Corporate                               15,779         15,000
                                         -------        -------
Total                                  $  16,715      $  15,936
================================================================

Geographic Information - net revenue:
United States                          $  29,590   $    182,323
Qatar                                        -        1,000,000
                                         -------      ---------
                                       $  29,590   $  1,182,323
================================================================

Revenues of the real estate development business segment of $1,000,000 in 2006 represent the amount received relating to the settlement of a dispute between JOL and the State of Qatar.

Operating loss is total revenue less operating expenses, which include: cost of sales, selling, general and administrative expenses, and other corporate expenses.

In 2006,one customer of the real estate segment accounted for 100% of total segment revenues and two customers of the apparel segment accounted for 84% and 16% of total segment revenues respectively.

In 2007, one customer of the apparel segment accounted for 51% of total revenues and another customer accounted for 49% of total revenues.

NOTE  9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2007 and 2006 was $70,529 and $61,753 respectively. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the warehouse space for 2007 and 2006 was $12,100, and $12,000, respectively.

At December 31, 2007, the minimum lease payments under non-cancelable operating leases are as follows:

2008                                 $  56,800
2009                                 $  56,800
2010                                 $  56,800
2011                                 $  56,800
2012                                 $  56,800
Thereafter                           $   9,466
                                     ----------
Total                                $ 293,466

Employment Agreements

Omagine is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. As of August 1, 2007 this individual commenced receiving bi-monthly payroll checks for his annual salary of $125,000.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled. Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company will enter into a new employment agreement with this individual.

The Company had been obligated to employ Contact's President and Vice-President of Sales under separate agreements with these two individuals. These two agreements have been canceled and the individuals' service with the Company was terminated in 2006.

Factoring Agreement
-------------------

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

Omagine Project
---------------

JOL is presently negotiating with the Government of Oman to sign a Development Agreement with respect to JOL's proposed development of the Omagine Project. As presently planned, the Omagine Project contemplates an integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, two hotels, commercial office buildings, shopping and retail establishments, restaurants and approximately 3,300 residential housing units, located on approximately 1,000,000 square meters of beachfront land facing the Gulf of Oman. The estimated cost of this Project is 1.6 billion U.S. Dollars and is estimated to take 4 to 5 years to complete.