Form 10-Q
period 2008-03-31
Omagine, Inc.
filed 2008-05-15
CIK 820600

                        FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2008
                                --------------

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


                            (1)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.


Large accelerated filer [ ]                Accelerated filer [ ]

Non-accelerated filer   [ ]        Smaller reporting company [X]



Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

As of May 12, 2008, the registrant had outstanding 45,503,879 shares of Common Stock, par value $.001 per share.
























                            (2)

                       OMAGINE, INC.
                          INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2008 AND DECEMBER 31, 2007

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:

       THREE MONTHS ENDED MARCH 31, 2008

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

       NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 4:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES





                            (3)

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














                            (4)

                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  March 31,       December 31,
                                                    2008              2007
           ASSETS                                 ---------       -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                           $ 322,368          $ 713,145
  Prepaid expenses and other current assets         15,000             10,173
                                                   --------          --------
       Total Current Assets                        337,368            723,318
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    129,941            129,941
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
                                                   164,558            164,558
  Less: Accumulated depreciation and amortization (142,717)          (139,988)
                                                   --------          --------
                                                    21,841             24,570
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,749             13,749
                                                   --------          --------

TOTAL ASSETS:                                    $ 372,958          $ 761,637
                                                   ========           =======


          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $  179,826          $ 298,630
  Accrued officer payroll                          180,036            180,036
  Due officers and directors                        26,906             26,907
  Accrued expenses and other current liabilities    10,000             36,667
                                                  --------           --------
        Total Current Liabilities                  396,768            542,240
                                                  --------           --------

TOTAL LIABILITIES:                                 396,768            542,240
                                                   =======           ========
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares,
   Issued and outstanding: - none                      -                  -
  Common stock:
  $0.001 par value
  Authorized: 75,000,000 shares
   Issued and outstanding:
    45,503,879 shares in 2008
    45,542,439 shares in 2007                       45,504             45,542
Capital in excess of par value                  16,757,485         16,748,237
Retained earnings (deficit)                    (16,826,799)       (16,574,382)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)         ( 23,810)           219,397
                                               -----------         -----------
Total Liabilities And Stockholders' Equity     $   372,958         $  761,637
                                               ===========         ===========


See accompanying notes to consolidated financial statements.

                                         (5)

                      OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                            March 31,
                                                      ----------------------
                                                       2008            2007
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)

REVENUES:
  Net sales                                       $       -          $    191
                                                   ----------      -----------
Total revenues                                            -               191
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                           -                65
  Selling, general and administrative                 252,478          85,340
                                                   ----------      -----------
  Total Costs and Expenses                            252,478          85,405
                                                   ----------      -----------
OPERATING LOSS                                       (252,478)        (85,214)

  Interest income                                          61              33
  Interest expense                                        -           ( 9,230)
                                                   ----------      -----------
NET LOSS                                             (252,417)       ( 94,411)

PREFERRED STOCK DIVIDENDS                                 -            21,675
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  (252,417)     $ (116,086)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.01)     $     (.00)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                  45,523,159      35,893,810
                                                    ==========      ===========




See accompanying notes to consolidated financial statements.





                                           (6)


                           OMAGINE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                     Common Stock     Capital in    Retained
                                            Par       Excess of     Earnings
                                  Shares    Value     Par Value     Deficit)
                                 ---------------------------------------------

Balances At December 31, 2007  45,542,439   $45,542   $16,748,237 (16,574,382)
                               ==========    ======   =========== ============

Adjustment to share total         (38,560)      (38)           38         -

Stock option expense                  -         -           9,210

Net loss                              -         -            -       (252,417)
                               ----------    ------    ----------  -----------
Balances At March 31, 2008     45,503,879   $45,504   $16,757,485 (16,826,799)
                               ----------    ------    ----------  -----------


See accompanying notes to consolidated financial statements.


                                           (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2008         2007
                                                                ----         ----
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $( 252,417)  $  (94,411)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                2,729        7,605
    Stock based compensation related to stock options            9,210        1,628
    Issuance of common stock for Consulting services               -            750
    Cancellation of common stock issued for
      consulting services                                          -        (10,951)
    Issuance of common stock in payment of Interest
      on debentures                                                -            857

  Changes in operating assets and liabilities:
    Accounts receivable                                            -         25,328
    Prepaid expenses and other current assets                  ( 4,827)     (42,847)
    Other assets                                                   -            -
    Accounts payable                                          (118,804)      34,781
    Customer Deposits                                              -        (12,140)
    Accrued expenses and other current liabilities             (26,667)       3,745
    Accrued officers payroll                                       -         (1,169)
                                                            ----------    ----------
  Net cash flows used by operating activities                 (390,776)    ( 86,824)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                            -            -
                                                             ---------- -----------
         Net cash flows used by investing activities               -           -
                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                 (1)       12,670

  Proceeds from issuance of common stock                           -         230,000
                                                            ----------    ----------
         Net cash flows from financing activities                   (1)      242,670
                                                            ----------    ----------

NET CHANGE IN CASH                                            (390,777)      155,846

CASH BEGINNING OF PERIOD                                       713,145        27,961
                                                            -----------   ----------
CASH END OF PERIOD                                          $  322,368   $   183,807
                                                            ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                         $       -    $       -
                                                            ===========   ==========
  Interest paid                                             $       -    $       -
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividend                               $       -    $    21,675
     Issuance of common stock upon conversion of
       debentures and accrued interest                      $       -    $   120,573
     Issuance of common stock in payment of
       accounts payable                                     $       -    $   260,030
                                                            ===========   ==========

See accompanying notes to consolidated financial statements.

                                        (8)

OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Omagine, Inc. ("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for the Company's fiscal year ended December 31, 2007 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report the Company has one remaining wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

                           (9)

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports"), Ty-Breakers Corp. ("Ty-Breakers") and Journey of Light, Inc. ("JOL"), collectively referred to as the "Company". On March
26, 2008, Contact Sports and Ty-Breakers were merged with and into Omagine, and the remaining companies "Omagine" and "JOL" are now collectively referred to as the "Company". All intercompany transactions have been eliminated in consolidation.


NOTE 2 - GOING CONCERN AND LIQUIDITY


The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or obtain additional financing.


NOTE 3 - STOCK OPTIONS


The following is a summary of stock option activity for the three months ended March 31, 2008:



Outstanding at January 1, 2008                      1,900,000
Granted and Issued                                     30,000
Exercised                                                 -
Forfeited/expired/cancelled                               -
                                                    ---------

Outstanding at March 31, 2008                       1,930,000
                                                    ---------

Exercisable at March 31, 2008                       1,250,000
                                                    ---------


                            (10)

Stock options outstanding at March 31, 2008 (all non-qualified) consist of:

   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           750,000            750,000           $ .25           August 31, 2011
  2004            60,000             60,000           $ .17           October 31, 2009
  2005            30,000             30,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 14, 2010
  2007(A)        800,000            160,000           $ .25           March 31, 2012
  2007(B)         60,000             40,000           $ .90           October 29,2012
  2008(C)         30,000             10,000           $ .80           January 1, 2013
               ---------          ----------
 Totals        1,930,000          1,250,000
               =========          ==========

   (A) The 640,000 unvested options relating to the 2007 grant are scheduled to vest
       160,000 on April 1, 2008 and 160,000 each April 1, thereafter for three succeeding years.
   (B) The 20,000 unvested options related to the 2007 grant are scheduled to vest
       January 1, 2009.
   (C) The 20,000 unvested options relating to the 2008 grant are scheduled to vest
       10,000 on January 1, 2009 and January 1, 2010.

       As of March 31, 2008 there was $132,107 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized
       $33,733 in 2008, $38,601 in 2009,$36,313 in 2010,$18,768 in 2011 and $4,692
       in 2012.


                                      (11)

NOTE 4 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 14, 2008. Rent expense for the three months ended March 31, 2008 and 2007 was $26,619 and $15,734 respectively.

At March 31, 2008, the minimum future lease payments are as follows:

2008                                 $  42,600
2009                                    56,800
2010                                    56,800
2011                                    56,800
2012                                    56,800
Thereafter                               9,466
                                     ----------
Total                                $ 279,266
                                     ==========


Employment Agreements

Omagine is obligated to pay its President and Chief Executive
Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company intends to enter into a new employment agreement with this individual.




                            (12)

Omagine Project


The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. JOL has concluded negotiations with respect to the Omagine Project and is awaiting the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several hundred thousand square meters of residential development.



NOTE 5 - SEGMENT INFORMATION:


Omagine is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc. ("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL, which is past its initial stages of business development. JOL has presently concluded negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.6 billion tourism related project and is awaiting the signing of the Development Agreement.

The apparel business of the Company was conducted through its wholly owned subsidiaries - Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers") which had no activity in the three months ended March 31, 2008. Both apparel subsidiaries were merged with and into Omagine on March 26, 2008.

The Company currently concentrates all of its efforts on the

                            (13)
advancement and expansion of JOL's real estate development business.

Summarized financial information by business segment for the three months ended March 31, 2008 and 2007 is as follows:



                                    Three Months Ended March 31,
                                    ----------------------------
                                           2008           2007
================================================================

Revenue:
  Real Estate Development            $        -      $      -
  Apparel                                     -             191
                                         -------       --------
Total                                $        -      $      191
================================================================

Operating Expenses:
  Real Estate Development            $    55,836     $   18,237
  Apparel                                  2,258         20,367
  Corporate                              194,384         46,801
                                       ---------       --------
Total                                $   252,478     $   85,405
================================================================

Operating Loss:
  Real Estate Development            $   (55,836)    $  (18,237)
  Apparel                                ( 2,258)       (20,176)
  Corporate                             (194,384)       (46,801)
                                       ---------         -------
Total                                $  (252,478)    $  (85,214)
================================================================

Identifiable Assets:
  Real Estate Development            $       577     $    1,646
  Apparel                                   -            28,125
  Corporate                              372,381        239,575
                                         -------        -------
Total                                $   372,958     $  269,346
================================================================

                            (14)

================================================================
Capital Expenditures:
  Real Estate Development            $       -       $      -
  Apparel                                    -              -
  Corporate                                  -              -
                                         -------        -------
Total                                $       -       $      -
=================================================================

Depreciation and Amortization:
  Real Estate Development              $     234     $      234
  Apparel                                    -              -
  Corporate                                2,495          7,371
                                         -------        -------
Total                                  $   2,729     $    7,605
================================================================

Operating loss is total revenue less operating expenses, which includes cost of sales, selling, general and administrative expenses, and other corporate expenses.






ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

As of the date of this Report all of the Company's operations are conducted through its wholly-owned subsidiary, Journey of Light, Inc. ("JOL").


Critical Accounting Policies:
-----------------------------
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

                            (15)
during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition. Revenue was recognized at Contact and Ty-Breakers when goods were shipped to customers from the Company's outside warehouse. In the event that JOL signs a Development Agreement with the Government of Oman, JOL will recognize revenue ratably over the development period, measured by methods appropriate to the services and products provided.

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act and they involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


* Failure of the Founder Shareholders of Omagine SAOC, the
    Project Company under formation in Oman, to sign the Development Agreement with the Government of Oman.

* Failure of Omagine SAOC to obtain the necessary construction financing required to design, build and operate the Omagine
    Project.

* Inability of the Company to secure additional financing;

                            (16)

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


JOURNEY OF LIGHT, INC.
----------------------

The Omagine Project
-------------------

JOL is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman").

JOL has proposed to the Government of Oman (the "Government") the development of a real-estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine S.A.O.C. (the "Project Company"), an Omani company presently under formation by the Company and other founder shareholders ("Founder Shareholders").

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk; an open air amphitheater and stage; open space green areas; a canal and

                              (17)
enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities (collectively, the "Landmark"); two five-star resort hotels; commercial office buildings; shopping and retail establishments integrated with the hotels, and several hundred thousand square meters of residences to be developed for sale. The Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by law to purchase any land outside of an ITC. Significant commercial, retail and hospitality elements are also included in the Omagine Project which is expected to take between 4 to 5 years to complete. The Company plans over time to also be in the property management, hospitality and entertainment businesses.

The Ministerial Committee for Tourism met in April 2008 and discussed the Omagine Project and its commercial terms. Management was subsequently formally notified by the Government that it had approved the terms by which the Omagine Project will be developed (the "Approval Letter"). The Company is required to formally notify the Government in writing by May 30, 2008 of its approval of the Approval Letter and furnish the Government with various written confirmations relating to shareholders of the Project Company and elements of the Project. The Company is presently assembling the written confirmations required and expects to deliver its affirmative answer to the Government shortly. The Company's attorneys are now concluding the Development Agreement with the Ministry of Tourism and the Company and the Government expect to sign it within the next several weeks.

The Founder Shareholders of Omagine SAOC are presently contemplated to be Omagine, Inc., Journey of Light, Inc. and Consolidated Contractors International Company, S.A.L. ("CCIC").

As previously reported, the Company has signed a memorandum of understanding ("MOU") with each of (i) Bank Muscat regarding project financing, equity participation and financial advisory services, and (ii) CCIC regarding its $49 million investment in

                              (18)
the Project Company and the construction of the Omagine Project.

The Company also signed an MOU with an Omani company ("Newco") comprised of prominent Omani business people pursuant to which Newco will invest approximately $48 million into the Project Company in return for a 30% equity participation (the "Newco MOU"). Several separate agreements with different Omani entities including Newco and Bank Muscat are presently in the process of being finalized to replace the Newco MOU, the result of which is expected to be substantially the same transaction as previously reported for the Newco MOU.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will arrange all of the construction financing for the Omagine Project ("Construction Financing") and will provide additional equity capital to the Project Company if it is required.

In December 2007 JOL delivered to the Government what it believed to be the final draft of the Development Agreement
("Final Draft"). In late February 2008 the MOT informed management that it wished to implement a standard form for all development agreements (a "Standard Agreement").

JOL's attorneys continue to conduct discussions with the MOT regarding the conversion of Omagine's Final Draft into the format of the Standard Agreement. This process remains underway. The Approval Letter will require modification to the overall master plan for the project to accommodate the Government's concerns regarding housing density at the Omagine Site but such modification is not presently expected to have a material adverse affect on the Project or the Project Company or on the previously reported projected financial returns that are expected.

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

As presently contemplated Omagine SAOC will, upon corporate formation, be owned eighty-eight (88%) percent by JOL and ten

                              (19)

Percent (10%) by Omagine, Inc., JOL's parent company, (collectively, the "Company Equity") and two percent (2%) by CCIC. The Company Equity of 98% is expected to be reduced subsequent to the signing of the Development Agreement by up to a maximum of 40% (to no less than 58%) depending upon the finalization of shareholder agreements between the Project Company, CCIC, Omani investors and Bank Muscat. The Company Equity will remain the majority equity stake in the Project Company and the Government will not own any equity of the Project Company.

As of the date hereof, the Project Company has arranged approximately $99 million of equity capital for itself. In order to move into the actual development stage of the Omagine Project, the Founder Shareholders and the Government must sign the Development Agreement - an event which the Company previously expected to occur in the first quarter of 2008 but presently expects to occur during the second quarter of 2008.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be used by Bank Muscat in its financial advisory capacity to optimize the Project Company's capital structure and in its discussions with other financial institutions and investors to arrange the Construction Financing.

Management is aware that due to market conditions the value of the Omagine Site ("Site Value") has increased sharply over the past 2 years and, provided such Site Value is sustained, this increased Site Value will have a materially positive effect on the Project Company's future cash flows as well as its financing activities. Although the Company does not presently anticipate any material negative effect from reducing the housing density allowance in the master plan as required by the Approval Letter, such increased Site Value will ameliorate any such effects in the unlikely event that they should occur.

The Project Company's requirements for bank financing of construction costs is expected to be reduced by its ability to pre-sell any residence by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

                              (20)

The sale of residential and commercial properties, including sales to non-Omani persons plus the sharp increase in the Site Value over the last several years are the main drivers supporting the Project Company's projections of estimated net positive cash flow in excess of USD $600 million over the five year period immediately subsequent to the signing of the Development Agreement. The Development Agreement as presently agreed allows for sales and pre-sales of any of the residential properties that will be developed on approximately one hundred fifty thousand square meters of land within the Omagine Site. The freehold title to the land within the Project Site underlying such residences shall be transferred to the buyer at the closing of such residential sales transaction.

----------------------------------------------------------------
Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement will actually be signed. Although the Government of Oman has approved the commercial terms for the Omagine Project, until it is signed, no assurance whatsoever can be given that the Development Agreement actually will be signed. Management therefore cautions that, as has been the case with the Company's prior estimates of when the Development Agreement would be signed, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
----------------------------------------------------------------

The present nature of JOL's business is such that, other than the foregoing, it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project - which, as of the date hereof, is not certain to occur.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed, that the Financial Closing will actually occur or that the cash flows as projected will actually be realized.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine SAOC's and the Company's actual results, financial or operating performance, or achievements to

                              (21)
differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date of this Report and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Management is presently in Oman to finalize the Development
Agreement with the Company's attorneys and the Ministry of Tourism.

Omagine's website is www.omagine.com.




RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2008 vs.
THREE MONTHS ENDED MARCH 31, 2007

The Company had no revenue in the first quarter of 2008 compared $191 of revenue in the first quarter of 2007.

Selling, general and administrative expenses were $252,478 during the first quarter of 2008, compared to $85,340 in the first quarter of 2007. This increase of $167,138 (195.85%) was primarily attributable to increased salaries of $52,426, increased accounting and legal fees of $56,620, and increased travel expenses of $46,526.

The Company experienced an operating loss of $252,478 during the first quarter of 2008 as compared to its operating loss of $85,214 during the same period in the previous fiscal year. This $167,264 (196.29%) increase in the Company's operating loss is attributable to increases in general and administrative costs.

The Company will need to generate revenue in order to attain

                              (22)
profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine project is significantly underway, an event which, as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to JOL and the Omagine
Project.

No capital expenditures were incurred during the quarterly period ended March 31, 2008. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.




LIQUIDITY AND CAPITAL RESOURCES:

Although the Company experienced net positive cash flow during its 2007 fiscal year, it has experienced negative cash flows from operating activities during the past several years. The Company incurred net losses of $1,043,190,$767,951 and $5,900,662 in its fiscal years 2007, 2006 and 2005, respectively. The Company's net loss for the three months ended March 31, 2008 was $252,417. During the three months ended March 31, 2008, the Company experienced a decrease in cash of $390,777. At March 31, 2008, the Company had a working capital deficit of $59,400, compared to working capital of $181,078 at December 31, 2007. The $240,478 increased deficit in working capital is attributable to the $390,777 decrease in cash partially offset by a $118,804 decrease in accounts payable. Of the $396,768 of current liabilities at March 31, 2008, $206,942 (52%) represent amounts due to officers and directors.

The $390,776 of funds used by operating activities in the first quarter of fiscal 2008 resulted primarily from the net loss of $252,417 and the $118,804 decrease in accounts payable.


                              (23)

The Company's inability to secure or arrange additional funding to implement its business plan, or the failure to successfully conclude its ongoing negotiations and discussions regarding the Omagine Project will significantly affect the Company's ability to continue operations.


ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

Prior to the date of the filing of this Form 10-Q, the Company carried out an evaluation under the supervision and participation of management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date of the evaluation.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

The Company adopted and is presently utilizing a web-based software solution provided by an unaffiliated third party to automate and streamline its Sarbanes-Oxley compliance program. The product enables the Company to document and assess the design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The Company pays an annual fee for unlimited access to the web-based Platform (the "Agreement"). The Agreement automatically renews each February for subsequent one year periods, unless the Company notifies the software supplier of its intention not to renew such Agreement.

There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date of the evaluation.

                              (24)

                    PART II   -   OTHER INFORMATION



ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation SB


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------

99.1             Sarbannes-Oxley certification           E-1

99.2             Sarbannes-Oxley certification           E-3


(b)       Reports on Form 8-K

On April 30, 2008 the Company issued a press release announcing that a previously reported agreement (the "CCIC Agreement") had been amended by CCIC and the Company to change the expiration date to July 31, 2008.

On May 5, 2008 the Company issued a press release announcing that the Registrant's information is available through Standard
& Poor's Market Access Program.

On May 12, 2008 the Company issued a press release announcing the Government of Oman's formal approval of the commercial terms of the Omagine Project.



                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omagine, Inc. ("the Registrant") for the period ended
March 31, 2008;

                            (25)

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

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management

                            (26)
or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2008

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






CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Omagine Inc. on Form 10-Q for the period ended March 31, 2008 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

                            (27)

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Omagine, Inc.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

May 15, 2008

The originally executed copy of this certification will be maintained at the Registrant's offices and will be made available for inspection upon request.

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 15, 2008              OMAGINE, INC.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer




                            (28)