Form 10-Q
period 2008-06-30
Omagine, Inc.
filed 2008-08-14
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008
                                -------------

Commission File Number: 0-17264
                        -------

                        Omagine, Inc.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)


       Delaware                             20-2876380
  -----------------                     -------------------
State or other jurisdiction             (IRS Employer
of incorporation or organization)       Identification No.)


      350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
      -------------------------------------------------
            (Address of principal executive offices)


                      (212) 563-4141
                 --------------------------
      (Registrant's telephone number, including area code)


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

Large accelerated filer[ ]                  Accelerated filer[ ]

Non-accelerated filer  [ ]          Smaller reporting company[x]




Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [x] No

As of August 11, 2008, the registrant had outstanding 45,510,027 shares of Common Stock, par value $.001 per share.


















                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2008 AND DECEMBER 31, 2007

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
       SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
       SIX MONTHS ENDED JUNE 30, 2008

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

       NOTES TO FINANCIAL STATEMENTS


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 4:  CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                            (3)

Forward-Looking Statements

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from the future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the assumptions are correct or the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.














                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                ------------------------------


                                     June 30,       December 31,
                                        2008              2007
        ASSETS                        ---------       ----------
                                     (Unaudited)         Note 1
CURRENT ASSETS:
Cash                                  $  80,101        $ 713,145
Prepaid expenses and other
  current assets                           -              10,173
                                       --------         --------
        Total Current Assets             80,101          723,318
                                       --------         --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment         129,941          129,941
  General plant                          17,800           17,800
  Furniture and fixtures                 15,951           15,951
  Leasehold improvements                    866              866
                                       --------         --------
                                        164,558          164,558
  Less:  Accumulated depreciation
    and amortization                   (145,447)       (139,988)
                                       --------         --------
                                         19,111           24,570
                                       --------         --------
OTHER ASSETS:
Other assets                             13,749           13,749
                                       --------         --------

Total Assets                          $ 112,961        $ 761,637
                                       --------         --------






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $ 229,711        $ 298,630
Accrued payroll - officers              180,036          180,036
Due officers                             21,907           26,907
Accrued expenses and other
  current liabilities                       -             36,667


                                       ---------        --------
Total Current Liabilities               431,654          542,240
                                       ---------        --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none           -                -

Common stock:
  $ 0.001 par value
  Authorized:  75,000,000 shares
    Issued and outstanding:
     45,510,027 shares in 2008
     45,542,439 shares in 2007           45,510          45,542
Capital in excess of par value       16,777,241      16,748,237
Retained earnings (deficit)         (17,141,444)    (16,574,382)
                                     ----------       ----------
Total Stockholders' Equity (Deficit)   (318,693)        219,397
                                     ----------        ---------
  Total Liabilities and Stockholders'
    Equity                           $  112,961       $ 761,637
                                      ---------        ---------


See accompanying notes to consolidated financial statements.


                             (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2008          2007         2008          2007
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $      126    $      -    $     317
                                        --------     ---------    ----------  ---------
                                             -             126           -          317
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -             -                         65
Selling, general and administrative      315,755       251,774       572,535    337,114
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 315,755       251,774       572,535    337,179
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (315,755)     (251,648)     (572,535)  (336,862)
Interest Income                            1,111           -           5,473         33
Interest Expense                             -         ( 3,807)          -      (13,037)
                                       ---------     ----------    ----------  ----------

NET INCOME (LOSS)                     $ (314,644)   $ (255,455)   $ (567,062) $(349,866)




PREFERRED STOCK DIVIDENDS             $      -      $   64,576    $      -    $  86,251
                                      ----------    -----------   ----------  -----------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                   $ (314,644)   $ (320,031)   $ (567,062) $(436,117)
                                      ----------    ----------    ----------  ----------


NET INCOME (LOSS) PER COMMON SHARE:

BASIC                                 $   (.01)    $    (.01)      $ (.01)     $ (.01)
                                        -------       -------     --------     -------

DILUTED                               $   (.01)    $    (.01)      $ (.01)     $ (.01)
                                        -------       -------     --------     -------


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:

BASIC AND DILUTED                     45,506,953    39,699,151    45,515,056 37,746,481
                                      ----------    ----------    ---------- ----------


See accompanying notes to consolidated financial statements.





                                         (6)

                             OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 ----------------------------------------------------------
                                  (UNAUDITED)
                                       Common Stock    Capital in    Retained
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2007   45,542,439   $ 45,542  $ 16,748,237  (16,574,382)
                                 ==========   ========  ============   ==========
 Cancellation of Common Stock       (43,560)       (43)          43

 Stock option expense                                        21,471

 Issuance of Common Stock for
    Consulting services              11,148         11        7,490

 Net loss                                                                (567,062)
                                 ----------   --------  ------------   -----------
 Balances At June 30, 2008       45,510,027   $ 45,510  $ 16,777,241  (17,141,444)
                                 ----------   --------  ------------   -----------

 See accompanying notes to consolidated financial statements.



                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                       Six Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                      2008          2007
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (567,062)   $(349,866)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     5,459        8,839
    Stock based compensation related to stock options                21,471        7,814
    Issuance of common stock for consulting services                  7,501          750
    Cancellation of common stock issued for consulting services         -        (10,951)
    Issuance of common stock in payment of interest on debentures       -            857

  Changes in operating assets and liabilities:
    Accounts receivable                                                 -         25,987
    Inventories                                                         -        (20,462)
    Prepaid expenses and other current assets                        10,173           27
    Accounts payable                                                (68,919)      85,932
    Customer Deposits                                                    -       (12,140)
    Accrued expenses and other current liabilities                  (36,667)          -
    Accrued officer payroll                                          (5,000)      30,081
                                                                   --------      --------
  Net cash flows from operating activities                         (633,044)    (233,132)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash flows from investing activities                         (  -  )      (   - )
                                                                      -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                     -          6,195
  Proceeds from issuance of common stock                                -        255,000
  Proceeds from issuance of convertible debenture                       -             -
  Purchase of common stock                                              -             (3)
                                                                   --------      --------
  Net cash flows from financing activities                              -        261,192
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                 (633,044)      28,060

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           713,145       27,961
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                               $  80,101    $  56,021
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $     -       $     -
                                                                   ========      ========
Interest paid                                                     $     -       $     -
                                                                   ========      ========
NON-CASH FINANCING ACTIVITIES:
Preferred stock dividends                                         $     -       $ 86,251
Issuance of common stock upon conversion of
  debentures and accrued interest                                 $     -       $120,573
Issuance of common stock in payment of
  accounts payable                                                $     -       $ 260,030
                                                                   ========      ========

See accompanying notes to consolidated financial statements.

                                    (8)

                OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Omagine, Inc. ("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-KSB for its fiscal year ended December 31, 2007 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this Report the Company has one wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports"), Ty-

                            (9)

Breakers Corp. ("Ty-Breakers") and Journey of Light, Inc. ("JOL"), collectively referred to as the "Company". On March 26, 2008, Contact Sports and Ty-Breakers were merged with and into Omagine and the remaining companies "Omagine" and "JOL" are now collectively referred to as the "Company". All intercompany transactions have been eliminated in consolidation.


NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses and is in a weak financial position, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or obtain additional financing.


NOTE 3  - STOCK OPTIONS

The following is a summary of stock option activity for the six months ended June 30, 2008:


       Outstanding at January 1, 2008     1,900,000
       Granted and Issued                    30,000
       Exercised                                -
       Forfeited/expired/cancelled              -
                                          ---------

       Outstanding at June 30, 2008       1,930,000
                                          ---------

       Exercisable at June 30, 2008       1,410,000
                                          ---------



Stock options outstanding at June 30, 2008 (all non-qualified) consist of:



                            (10)

 Year       Number       Number      Exercise   Expiration
Granted   Outstanding  Exercisable     Price      Date
-------   -----------  -----------   --------   ----------

2001       750,000       750,000      $ .25    August 31, 2011
2004        60,000        60,000      $ .17    October 31, 2009
2005        30,000        30,000      $1.00    June 30, 2010
2005       200,000       200,000      $ .82    December 14, 2010
2007(A)    800,000       320,000      $ .25    March 31, 2012
2007(B)     60,000        40,000      $ .90    October 29, 2012
2008(C)     30,000        10,000      $ .80    January 1, 2013
          --------      --------
Totals   1,930,000     1,410,000
         =========     =========

(A) The 480,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2009 and 160,000 each April 1, thereafter for two succeeding years.
(B) The 20,000 unvested options relating to the 2007 grant are scheduled to vest January 1, 2009.
(C) The 20,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on January 1, 2009 and January 1, 2010.

As of June 30, 2008 there was $119,846 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $21,472 in 2008, $38,601 in 2009, $36,313 in 2010, $18,768 in 2011 and $4,692 in 2012.


NOTE 4 - COMMITMENTS

Leases


The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 14, 2008. Rent expense for the six months ended June 30, 2008 and 2007 was $41,810 and $38,728 respectively.


                            (11)

At June 30, 2008, the minimum future lease payments are as follows:

2008                                 $  28,400
2009                                    56,800
2010                                    56,800
2011                                    56,800
2012                                    56,800
Thereafter                               9,466
                                     ----------
Total                                $ 265,066
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

Omagine Project

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Oman's International Airport. JOL has concluded negotiations with respect to the Omagine Project and is awaiting the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several hundred thousand square meters of residential development.

                            (12)

NOTE 5 - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc. ("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL, which is past its initial stages of business development. JOL has presently concluded negotiations with the Government of Oman with respect to JOL's proposed development, in cooperation with the Government of Oman, of an approximately $1.6 billion tourism related project and is waiting the signing of the Development Agreement.

The apparel business of the Company was conducted through its wholly owned subsidiaries - Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers") which had no activity in the three months ended June 30, 2008. Both apparel subsidiaries were merged into Omagine on March 26, 2008.

The Company currently concentrates all of its efforts on the advancement and expansion of JOL's real estate development business.

Summarized financial information by business segment for the three and six month periods ended June 30, 2008 and 2007 is as follows:

                            (13)

                                                     SEGMENT INFORMATION
                                                     -------------------
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                       ----------------------     -----------------------
                                          2008           2007         2008           2007
                                          ----           ----         ----           ----
Revenue:
 Real Estate Development              $      -      $       -     $      -    $       -
 Apparel                                     -              126          -            317
                                       ---------     ----------    ---------   ----------
Total                                 $      -      $       126   $      -    $       317

=========================================================================================
Operating Expenses:
  Real Estate Development             $   55,804    $   120,948   $  111,640   $  139,185
  Apparel                                     -          20,335        2,258       40,702
  Corporate                              259,951        110,491      458,637      157,292
                                       ---------      ---------    ---------    ---------
Total                                 $  315,755    $   251,774   $  572,535   $  337,179
=========================================================================================
Operating Income (Loss):
  Real Estate Development             $ ( 55,804)   $  (120,948)  $ (111,640)  $(139,185)
  Apparel                               (    -  )       (20,209)     ( 2,258)    (40,450)
  Corporate                             (259,951)      (110,491)    (458,637)   (157,227)
                                       ---------     ----------    ----------   ---------
Total                                 $ (315,755)   $  (251,648)  $ (572,535) $ (336,862)
=========================================================================================


Identifiable Assets:
  Real Estate Development                                         $      343   $    1,412
  Apparel                                                                -         48,307
  Corporate                                                          132,618       67,536
                                                                   ---------    ---------
Total                                                             $  132,961   $  117,255
=========================================================================================
Capital Expenditures:
  Real Estate Development             $      -      $       -     $      -     $      -
  Apparel                                    -              -            -            -
  Corporate                                  -              -            -            -
                                       ---------     ---------     ---------    ---------
Total                                 $      -      $       -     $      -     $      -
=========================================================================================
Depreciation and Amortization:
  Real Estate Development             $      235    $       234   $      469   $      468
  Apparel                                    -              -            -            -
  Corporate                                2,495          1,000        4,990        8,371
                                       ---------     ----------    ----------   ---------
Total                                 $    2,730    $     1,234   $    5,459   $    8,839
=========================================================================================

Operating loss is total revenue less operating expenses, which include cost of sales and selling, general and administrative expenses.

                                         (14)

ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

As of the date of this Report all of the Company's operations are conducted through its wholly-owned subsidiary, Journey of Light, Inc. ("JOL").

Critical Accounting Policies:
-----------------------------
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

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


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and

                            (15)
uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the Founder Shareholders of Omagine SAOC which is the Project Company under formation in Oman, to sign the Development Agreement with the Government of Oman;

* Failure of Omagine SAOC to obtain the necessary construction financing required to design, build and operate the Omagine
  Project;

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad;

* The imposition of new restrictions or regulations by government agencies in the U.S. or abroad that affect the Company's business activities.

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

JOURNEY OF LIGHT, INC.
----------------------
The Omagine Project
-------------------

JOL is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman"). JOL has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine S.A.O.C. (the "Project Company"), an Omani corporation presently under Formation. Omagine, Inc., Journey of Light, Inc. and

                            (16)

Consolidated Contractors International Company S.A. ("CCC") are the "Founder Shareholders" of the Project Company. The Project
Company will develop, own and operate the entire Omagine Project.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Oman's International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and an enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities (collectively the "Landmark"); two five-star resort hotels and a three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and several hundred thousand square meters of residences to be developed for sale. The Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by law to purchase any land outside of an ITC. Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take about 4 to 5 years after the signing of the Development Agreement to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

In May 2008 the Company announced that it received an official letter from the Government of Oman formally approving the terms by which the Omagine Project will be developed (the "Approval Letter"). As required by the Approval Letter, the Company formally notified the Government in writing on May 31, 2008 of its approval and acceptance of the Approval Letter and furnished the Government with various confirmations relating to Omani and other shareholders of the Project Company and elements of the Omagine Project. The agreement between the Government and the

                            (17)

Project Company governing the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement". Approval of such commercial terms by the Government and acceptance thereof by the Company was a required step before the Government and the Founder Shareholders representing the Project Company sign the Development Agreement.

The Government had prepared a standardized development agreement ("Standard DA") with the intention of using it for all development projects in Oman. Management and the Government both recognize that creation of one Standard DA is possible but given the complexities involved and the considerable differences among projects, it is a complex undertaking. Three separate Standard DA versions were produced by the Government during 2007 and 2008.

On July 12, 2008 the Company delivered a completed draft
Development Agreement for the Omagine Project (the "July 2008
Draft Agreement") to the Ministry of Tourism ("MOT").

The July 2008 Draft Agreement is based upon the most recent Standard DA created by the Government in June 2008 and incorporates the specific commercial and other terms for the Omagine Project that were agreed to and approved by the Government and accepted by the Company in formal written communications. It also includes the identification of the Omani investors in the Project Company (the "Omani Shareholders"). The July 2008 Draft Agreement also corrects what the Company's attorneys view as lingering defects in the most recent Standard DA. Review of the July 2008 Draft Agreement is currently underway by the three required Ministries: The Ministry of Tourism; the Ministry of Legal Affairs; and the Ministry of Finance.

The Company believes that there are no outstanding issues exist and all parties, including the Omani Shareholders, are desirous of signing the Development Agreement as soon as possible. Given summer vacation schedules in Oman the Company is hopeful that the Development Agreement will be signed in August or September of 2008 but the date of such signing is entirely in the hands of the Government.

As of the date hereof, the Company has arranged approximately
USD $110 million of equity capital for the Project Company via

                            (18)
written agreements for the sale of minority equity interests of the Project Company to four entities for $109.3 million and the sale to the Company of a 50.5% majority stake in the Project
Company for $650,000.

The Company has signed a contract with CCC regarding (i) its $49 million investment in the Project Company, and (ii) the appointment of CCC's Omani based subsidiary company as the general contractor for the construction of the Omagine Project.

The Founder Shareholders have signed a memorandum of understanding ("MOU") with each of (i) Newco, an Omani company formed by leading Omani businessmen, (ii) a prominent Omani person ("MNK") and (iii) the office of Royal Court Affairs ("RCA") which represents the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of the Sultanate of Oman. Newco, MNK and RCA are the Omani Shareholders. The contract with CCCC and the MOUs with the Omani Shareholders (collectively, the "Investor Agreements") have in the past been renewed from time to time as the signing of the Development Agreement was delayed and all except one of the Investor Agreements expired on July 31, 2008. Notwithstanding the foregoing, management has complete confidence that all such Investor Agreements can be renewed if necessary or convenient and that all parties to such Investor Agreements are both willing and anxious to comply fully with their respective terms and conditions. As previously disclosed, it has been management's experience that there is no shortage of willing investors for the Omagine Project.

As presently contemplated, upon corporate formation of Omagine SAOC the Company will own 50.5% of the Project Company, CCC will own 12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders. The Government will not own any part of the Project Company.

Subsequent to (or simultaneously with) the formation of the Project Company, the Founder Shareholders and the Omani Shareholders will enter into a written shareholders' agreement ("Shareholders' Agreement") which will, among other things, memorialize the approximately USD $109.3 million combined investment into the Project Company by CCC, Newco, MNK and RCA.

The date the Shareholders' Agreement is signed is the "Subscription Date". The date the legally binding documents

                            (19)
providing the construction financing for the Omagine Project are executed by the Project Company and the banks is the "Financial
Closing Date" and the Financial Closing Date is expected to be approximately six months after the Subscription Date.

Pursuant to the Investor Agreements, the Shareholders' Agreement will provide that the investments by the Omani Shareholders into the Project Company will be paid to the Project Company in monthly installments during the period beginning on the Subscription Date and ending on the Financial Closing Date. The Investor Agreement with CCC provides that its investment into the Project Company will be paid to the Project Company on the Financial Closing Date.

The financial results of the Project Company will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently planned 50.5% majority percentage ownership of the Project Company. It is expected therefore that beginning on the Subscription Date the Company will - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as its bank borrowings will be utilized by it to develop the Omagine Project and its ongoing financial results will continue to be consolidated with the Company's results.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will arrange all of the necessary construction and other financing for the Omagine Project ("Construction
Financing"). The Company has an MOU with Bank Muscat regarding project financing and financial advisory services.

As presently contemplated by the terms of the Investor Agreements with the Omani Shareholders, the Project Company will have the financial capacity to begin development of the Omagine Project almost immediately after the signing of the Development Agreement. In order to move into the actual development stage of the Omagine Project, the Founder Shareholders and the Government must sign the Development Agreement. The Company and the Omani Shareholders are closely following the review process of the July 2008 Draft Agreement by the Government.


                            (20)

The Company expects, based on present assumptions which are subject to modification, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be approximately $1.6 billion dollars.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized by Bank Muscat in its discussions with other financial institutions to optimize the Project Company's capital structure and to arrange the Construction Financing.

Management is aware that due to market conditions the value of the Omagine Site ("Site Value") has increased sharply over the past two years and, provided such Site Value is sustained, this increased Site Value will have a materially positive effect on the Project Company's future cash flows as well as its financing activities.

The Project Company's requirements for bank financing of construction costs is expected to be reduced by its ability to pre-sell any residence by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

The sale of residential and commercial properties, including sales to non-Omani persons combined with the sharp increase in the Site Value over the last several years is the main driver supporting the Project Company's projections of estimated net positive cash flow in excess of USD $600 million over the five year period immediately subsequent to the signing of the Development Agreement. The Development Agreement as presently contemplated and agreed allows for sales and pre-sales of any of the residential properties that will be developed on approximately one hundred fifty thousand square meters of land within the Omagine Site. The freehold title to the land within the Project Site underlying such residences shall be transferred to the buyer at the closing of such residential sales transactions.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

                            (21)

Although the Government of Oman has approved the commercial terms for the Omagine Project, until it is signed, no assurance whatsoever can be given that the Development Agreement actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Prior estimates by the Company of when the Development Agreement would be signed have been amended, as required, to reflect management's best estimate of the Government's bureaucratic process. As of the date hereof management estimates that following the return from summer vacations and the holy month of Ramadan (September) that the Development Agreement will be signed in September or October of 2008.

The Company filed trademark applications with the United States Patent and Trademark Office ("USPTO") in March 2008 for the mark OMAGINE and related marks ("Marks"). This USPTO filing created "Priority Applications" for filing such Marks with the Sultanate of Oman and many other foreign countries. The Company has filed trademark applications in Oman and Kuwait within the applicable time period required.

The trademark office in Oman examined the applications for the OMAGINE Marks and did not cite any third-party applications or registrations that would bar registration of the Marks. The local trademark office has now issued Notices of Acceptance to the applications and have published the Marks, which commenced the opposition period. The purpose of the publication and opposition period is to provide third-parties with an opportunity to review the applications and object to the registration of a mark should they perceive a conflict. Assuming that there are no objections to the applications during this period (the opposition period in Oman is two months from the date of publication), the applications should be approved for registration in due course.

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project
- which, as of the date hereof, is not certain to occur.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time

                            (22)
that the Development Agreement will actually be signed, that the Financial Closing will actually occur or that the cash flows as projected will actually be realized.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine SAOC's and the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date of this Report and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Omagine's website is www.omagine.com.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2008 vs.
THREE MONTHS ENDED JUNE 30, 2007

Revenue in the second quarter of 2008 was $0, a decrease of $126 as compared to the same period in the previous year. This decrease was due to the absence of apparel net sales in the second quarter compared to apparel net sales of $126 for the second quarter of 2007.

Selling, General and Administrative expenses were $315,755 during the second quarter of 2008, compared to $251,774 in the second quarter of 2007. This increase of $63,981 (25%) was primarily attributable to increases in salaries ($41,250), stockholder relations ($15,000), travel expense ($15,000) and legal fees ($20,927) partially offset by decreases in Professional Fees ($8,728), Consulting Fees($11,567) and Rent ($9,781).


                            (23)

The Company experienced an operating loss of $315,755 during the second quarter of 2008 as compared to an operating loss of $251,648 during the same period in 2007. This $64,107 increase in the Company's operating loss was attributable to the increased Selling, General and Administrative expenses mentioned above.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

No capital expenditures were incurred during the quarterly period ended June 30, 2008. Depending upon the outcome of current circumstances and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30, 2008 vs.
SIX MONTHS ENDED JUNE 30, 2007

Revenue in the first six months of 2008 was $0, a decrease of $317 as compared to the same period in the previous year. This decrease was attributable to the absence of apparel net sales in 2008 against apparel net sales of $317 for 2007.

Selling, General and Administrative expenses were $572,535 during the first six months of 2008, compared to $337,114 in the first six months of 2007. This increase of $235,421 (70%) was primarily attributable to the increases in the first half of 2008 of: travel expenses of $59,404; salaries, payroll taxes and fringe benefits of $100,796; stockholder relations of $15,000 and legal fees of $67,548 associated with the finalization of the Development Agreement and the filing of trademark applications

The Company sustained a loss from operations of $572,535 during the first six months of 2008 as compared to a loss from operations of $336,862 during the first six months of 2007. This $235,673 increase in the Company's loss from operations was primarily attributable to the increased Selling, General and administrative expenses mentioned above.


                            (24)

LIQUIDITY AND CAPITAL RESOURCES:

Although the Company experienced net positive cash flow during its 2007 fiscal year, it has experienced negative cash flows from operating activities during the past several years. The Company incurred net losses of $1,043,190, $767,951 and $5,900,662 ($820,743 before a non-cash charge of $5,079,919 for goodwill expense) in its fiscal years 2007, 2006 and 2005, respectively. The Company's net loss for the six months ended June 30, 2008 was $567,062. During the six months ended June 30, 2008, the Company experienced a decrease in cash of $633,044. At June 30, 2008 the Company had a working capital deficit of $351,553, compared to working capital of $181,078 at December 31, 2007. The $532,631 reduction in working capital is attributable to a $633,044 decrease in cash offset by a $10,173 decrease in other current assets, and a $110,586 decrease in current liabilities. Of the $431,654 of current liabilities at June 30, 2008, $201,943 (47%) represents amounts due to officers.

The $633,044 of funds used for operating activities in the first half of fiscal 2008 resulted primarily from the net loss of $567,062 and the $68,919 decrease in accounts payable.

The Company's inability to secure or arrange additional funding to implement its business plan, or the failure to successfully sign the Development Agreement with the Government of Oman regarding the Omagine Project will significantly affect the Company's ability to continue operations.


ITEM 4:  CONTROLS AND PROCEDURES

Prior to the date of the filing of this 10-Q, the Company carried out an evaluation under the supervision and participation of management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be included in the Company's

                             (25)
periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date of evaluation.

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

                  PART II   -   OTHER INFORMATION

ITEM 6.    Exhibits

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K


Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------


31             Sarbannes-Oxley 302(A) certification      29

32             Sarbannes-Oxley 1350 certification        30


 (b)            Reports on Form 8-K


On May 31, 2008 the Registrant filed a report on Form 8-K disclosing its delivery to the Ministry of Tourism of (i) its written acceptance of the terms which will govern the development of the Omagine Project in Oman, and (ii) its confirmation of the identity of the Omani shareholders in the

                            (26)

Omani company being formed to execute the Omagine Project.

On July 12, 2008 the Registrant filed a report on Form 8-K disclosing its delivery of a draft Development Agreement to the Ministry Of Tourism.

On July 21, 2008 the Registrant filed a report on Form 8-K clarifying its present plans and updating shareholders regarding the status of its proposed Omagine Project in Oman.



































                            (27)

                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omagine, Inc. ("the Registrant") for the period ended June 30,
2008;

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

                            (28)

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


Date: August 14, 2008

/s/ Frank J. Drohan
-------------------
Frank J. Drohan
Chief Executive Officer and Chief Financial Officer


The originally executed copy of this certification will be maintained at the Registrant's offices and will be made available for inspection upon request.















                            (29)

                     CERTIFICATION PURSUANT TO:

                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Omagine, Inc. on Form
10-Q for the period ended June 30, 2008 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Omagine, Inc.


/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer


August 14, 2008


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



DATED: August 14, 2008             OMAGINE, INC.
                                   (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer











                            (31)