Form 10-Q
period 2008-09-30
Omagine, Inc.
filed 2008-11-13
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008
                                ------------------

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

As of November 13, 2008, the Registrant had outstanding
45,798,487 shares of Common Stock, par value $.001 per share.


















                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2008 AND DECEMBER 31, 2007


    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007


    NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007


    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
    NINE MONTHS ENDED SEPTEMBER 30, 2008


    CONSOLIDATED STATEMENTS OF CASH FLOWS:
    NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007


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














                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                ------------------------------


                                  September 30,    December 31,
                                       2008             2007
        ASSETS                    ------------     -----------
                                    (Unaudited)         Note 1
CURRENT ASSETS:
Cash                               $   81,250       $  713,145
Prepaid expenses and other
  current assets                        1,000           10,173
                                     --------         --------
        Total Current Assets           82,250          723,318
                                     --------         --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment       129,941          129,941
  General plant                        17,800           17,800
  Furniture and fixtures               15,951           15,951
  Leasehold improvements                  866              866
                                     --------         --------
                                      164,558          164,558
  Less:  Accumulated depreciation
    and amortization                 (148,174)        (139,988)
                                     --------         --------
                                       16,384           24,570
                                     --------         --------
OTHER ASSETS:
Other assets                           13,749           13,749
                                     --------         --------

Total Assets                       $  112,383       $  761,637
                                     --------        ---------






LIABILITIES AND STOCKHOLDERS'
  EQUITY
CURRENT LIABILITIES:
Convertible notes payable
  and accrued interest             $  234,049        $     -
Accounts payable                      317,708          298,630
Accrued payroll - officers                -            180,036
Due officers                           20,333           26,907
Accrued expenses and other
  current liabilities                     -             36,667
                                     ---------        --------
Total Current Liabilities             572,090          542,240
                                     ---------        --------

COMMITMENTS


STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none         -                -

Common stock:
  $ 0.001 par value
  Authorized:  75,000,000 shares
    Issued and outstanding:
     45,697,527 shares in 2008
     45,542,439 shares in 2007          45,698           45,542
Capital in excess of par value      16,862,789       16,748,237
Retained earnings (deficit)        (17,368,194)     (16,574,382)
                                    ----------       ----------
Total Stockholders' Equity
   (Deficit)                          (459,707)         219,397
                                    ----------        ---------
  Total Liabilities and
    Stockholders' Equity           $   112,383      $   761,637
                                     ---------       ----------

See accompanying notes to consolidated financial statements.

                             (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                      ----------------------      ----------------------
                                          2008          2007         2008          2007
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $   29,838    $      -    $  30,155
                                        --------     ---------    ----------  ---------
                                             -          29,838           -       30,155
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -          28,177           -       28,242
Selling, general and administrative      225,274       299,202       797,810    636,316
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 225,274       327,379       797,810    664,558
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (225,274)     (297,541)     (797,810)  (634,403)
Interest Income                              501           -           5,974         33
Interest Expense                          (1,976)      ( 8,161)       (1,976)   (21,198)
                                       ---------     ----------    ----------  ----------

NET INCOME (LOSS)                     $ (226,749)   $ (305,702)   $ (793,812) $(655,568)




PREFERRED STOCK DIVIDENDS             $      -      $   37,190    $      -    $ 123,441
                                      ----------    ----------    ----------  ---------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                   $ (226,749)   $ (342,892)   $ (793,812) $(779,009)
                                      ----------    ----------    ----------  ---------


NET INCOME (LOSS) PER COMMON SHARE:

BASIC                                 $   (.01)    $    (.01)      $ (.02)     $ (.02)
                                        -------       -------     --------     -------

DILUTED                               $   (.01)    $    (.01)      $ (.02)     $ (.02)
                                        -------       -------     --------     -------


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:

BASIC AND DILUTED                     45,603,777    42,373,025    45,544,630 39,321,996
                                      ----------    ----------    ---------- ----------


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
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2007   45,542,439   $ 45,542  $ 16,748,237  (16,574,382)
                                 ==========   ========  ============   ==========
 Cancellation of Common Stock       (43,560)       (43)           43

 Stock option expense                                         32,207

 Issuance of Common Stock for
    Consulting services              11,148         11         7,490

 Issuance of Common Stock for
    Cash                            187,500        188        74,812

 Net loss                                                               (793,812)
                                 ----------   --------  ------------  ------------
 Balances At September 30, 2008  45,697,527   $ 45,698  $ 16,862,789 (17,368,194)
                                 ----------   --------  ------------  ------------

 See accompanying notes to consolidated financial statements.

                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                      Nine Months Ended
                                                                       September 30,
                                                                      ------------------
                                                                      2008          2007
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (793,812)   $(655,568)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     8,186       10,074
    Stock based compensation related to stock options                32,207       14,000
    Issuance of common stock for consulting services                  7,501          750
    Cancellation of common stock issued for consulting services         -        (10,951)
    Issuance of common stock in payment of interest on debentures       -            857

  Changes in operating assets and liabilities:
    Accounts receivable                                                 -         (4,638)
    Prepaid expenses and other current assets                         9,173          531
    Accrued interest on convertible notes payable                     2,034          -
    Accounts payable                                                 19,078      103,593
    Customer Deposits                                                   -        (12,140)
    Accrued expenses and other current liabilities                  (36,667)         -
    Accrued officer payroll                                          (1,979)    (118,432)
                                                                   --------      --------
  Net cash flows from operating activities                         (750,321)    (671,924)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                            (  -  )     (13.001)
                                                                      -----       ------
    Net cash flows from investing activities                         (  -  )     (13,001)
                                                                      -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors - net                            43,426      (51,517)
  Proceeds from issuance of Common Stock                             75,000      255,000
  Proceeds from the exercise of Common Stock Warrants                   -      1,035,125
  Purchase of Common Stock                                              -             (3)
                                                                   --------      --------
  Net cash flows from financing activities                          118,426    1,238,605
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                 (631,895)     553,680

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           713,145       27,961
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                              $   81,250    $ 581,641
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                $      -       $    -
                                                                   ========      ========
Interest paid                                                    $      -       $    -
                                                                   ========      ========
NON-CASH FINANCING ACTIVITIES:
Preferred stock dividends                                        $      -       $123,441
                                                                   ========      ========
Issuance of common stock upon conversion of
  debentures and accrued interest                                $      -       $126,944
                                                                   ========      =======
Issuance of common stock in payment of
  accounts payable                                               $      -       $342,030
                                                                   ========      ========
Issuance of convertible notes payable in
  satisfaction of accrued officer payroll                        $  182,015     $    -
                                                                   ========      ========

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share.

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


NOTE 3 - CONVERTIBLE NOTES PAYABLE

On August 22, 2008, the Company issued a total of $232,015 of convertible notes payable (the "Convertible Notes") to the Company's president and secretary in satisfaction of $182,015 accrued payroll due them and a $50,000 loan payable due to the Company's president for a cash loan on August 14, 2008.

The Convertible Notes bear interest at a rate of 8% per annum, are due February 28, 2009, and both principal and interest are convertible at the option of the holders into Company common stock at a conversion price of $0.40 per share.

NOTE 4  - STOCK OPTIONS

The following is a summary of stock option activity for the nine months ended September 30, 2008:


       Outstanding at January 1, 2008     1,900,000
       Granted and Issued                   810,000
       Exercised                                -
       Forfeited/expired/cancelled              -
                                          ---------


                            (10)

       Outstanding at September 30, 2008  2,710,000
                                          ---------

       Exercisable at September 30, 2008  1,410,000
                                          ---------



Stock options outstanding at September 30, 2008 (all non-qualified) consist of:




 Year       Number       Number     Exercise   Expiration
Granted   Outstanding  Exercisable    Price      Date
-------   -----------  -----------  --------   ----------

2001       750,000       750,000     $ .25    August 31, 2011
2004        60,000        60,000     $ .17    October 31, 2009
2005        30,000        30,000     $1.00    June 30, 2010
2005       200,000       200,000     $ .82    December 14, 2010
2007(A)    800,000       320,000     $ .25    March 31, 2017
2007(B)     60,000        40,000     $ .90    October 29, 2012
2008(C)     30,000        10,000     $ .80    January 1, 2013
2008(D)    750,000             0     $ .52    September 23, 2018
2008(E)     30,000             0     $ .52    September 23, 2013
          --------      --------
Totals   2,710,000     1,410,000
         =========     =========

(A) The 480,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2009 and 160,000 each April 1, thereafter for two succeeding years.
(B) The 20,000 unvested options relating to the 2007 grant are scheduled to vest January 1, 2009.
(C) The 20,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on January 1, 2009 and January 1, 2010.
(D) The 750,000 unvested options relating to the 2008 grant are scheduled to vest 150,000 on September 24, 2009, and 150,000 each September 24, thereafter for four succeeding years.

                            (11)

(E) The 30,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on September 24, 2009, and 10,000 each September 24 thereafter for two succeeding years.

As of September 30, 2008 there was $504,008 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $60,629 in 2008, $112,328 in 2009, $110,040 in 2010, $92,498 in 2011, $75,447 in
in 2012, and $53,066 2013.


NOTE 5 - COMMITMENTS

Leases


The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 14, 2008. Rent expense for the nine months ended September 30, 2008 and 2007 was $64,375 and $58,027 respectively.


At September 30, 2008, the minimum future lease payments are as follows:

2008                                 $  14,200
2009                                    56,800
2010                                    56,800
2011                                    56,800
2012                                    56,800
Thereafter                               9,466
                                     ----------
Total                                $ 250,866
                                     ==========

Employment Agreements

Omagine is obligated to pay its President and Chief Executive
Officer an annual base salary of $125,000 through December 31,

                            (12)

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

Omagine Project

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Company has concluded negotiations with respect to the Omagine Project and is awaiting the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.


NOTE 6 - SEGMENT INFORMATION:

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

                            (13)

The apparel business of the Company was conducted through its wholly owned subsidiaries - Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers") which had no activity in the three months ended September 30, 2008. Both apparel subsidiaries were merged into Omagine on March 26, 2008.

The Company currently concentrates all of its efforts on the advancement and expansion of JOL's real estate development business.

Summarized financial information by business segment for the three and nine month periods ended September 30, 2008 and 2007 is as follows:


                            (14)

                                                     SEGMENT INFORMATION
                                                     -------------------
                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                       ----------------------     -----------------------
                                          2008           2007         2008           2007
                                          ----           ----         ----           ----
Revenue:
 Real Estate Development              $      -      $       -     $      -    $       -
 Apparel                                     -           29,838          -         30,155
                                       ---------     ----------    ---------   ----------
Total                                 $      -      $    29,838   $      -    $    30,155

=========================================================================================
Operating Expenses:
  Real Estate Development             $   62,027    $    65,274   $  173,668  $   204,459
  Apparel                                     -          32,703        2,258       73,405
  Corporate                              163,247        229,402      621,884      386,694
                                       ---------      ---------    ---------    ---------
Total                                 $  225,274    $   327,379   $  797,810  $   664,558
=========================================================================================
Operating Income (Loss):
  Real Estate Development             $ ( 62,027)   $  ( 65,274)  $ (173,668) $ (204,459)
  Apparel                               (    -  )       ( 2,865)     ( 2,258)    (43,250)
  Corporate                             (163,247)      (229,402)    (621,884)   (386,694)
                                       ---------     ----------    ----------   ---------
Total                                 $ (225,274)   $  (297,541)  $ (797,810) $ (634,403)
=========================================================================================


Identifiable Assets:
  Real Estate Development                                         $      109  $    1,141
  Apparel                                                                -        58,758
  Corporate                                                          112,274     604,401
                                                                   ---------    ---------
Total                                                             $  112,383  $  664,300
=========================================================================================
Capital Expenditures:
  Real Estate Development             $      -      $       -     $      -    $      -
  Apparel                                    -              -            -           -
  Corporate                                  -              -            -        13,001
                                       ---------     ---------     ---------    ---------
Total                                 $      -      $       -     $      -    $   13,001
=========================================================================================
Depreciation and Amortization:
  Real Estate Development             $      234    $       234   $      702  $      702
  Apparel                                    -              -            -            -
  Corporate                                2,495          1,001        7,484       9,372
                                       ---------     ----------    ----------      ------


Total                                 $    2,729    $     1,235   $    8,186  $   10,074
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


General Statement: Factors that may affect future results
----------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and

                            (16)
uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the Founder Shareholders of Omagine SAOC which is the Project Company under formation in Oman, to sign the Development Agreement with the Government of Oman;

* Failure of Omagine SAOC to obtain the necessary project financing required to design, build and operate the Omagine
  Project;

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad including any negative financing impact resulting from the ongoing worldwide financial and banking crisis;

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

JOL has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the

                            (17)

"Omagine Project") to be developed in Oman by Omagine S.A.O.C. (the "Project Company"), an Omani corporation presently under formation. Omagine, Inc., Journey of Light, Inc. and Consolidated Contractors International Company S.A. ("CCC") are the "Founder Shareholders" of the Project Company. The Project Company will design, develop, own and operate the entire Omagine Project.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and an enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities (collectively the "Landmark"); two five-star resort hotels and a three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and several million square feet of residences to be developed for sale. The Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by law to purchase any land outside of an ITC. Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take about 4 to 5 years after the signing of the Development Agreement to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

In May 2008 the Government of Oman formally approved the terms by which the Omagine Project will be developed. Formal approval of such commercial terms by the Government and the subsequent formal acceptance thereof by the Company was a required step before the Government and the Founder Shareholders representing

                            (18)
the Project Company sign the "Development Agreement". The agreement between the Government and the Project Company governing the design, development, construction, management and ownership of the Omagine Project is the Development Agreement.

On July 12, 2008 the Company delivered a completed draft
Development Agreement for the Omagine Project (the "July 2008
Draft Agreement") to the Ministry of Tourism ("MOT").

The July 2008 Draft Agreement was based upon the most recent standardized development agreement ("Standard DA") created by the Government in June 2008. The Government's intent is to employ one Standard DA for all development projects in Oman, and integrate the specific terms, conditions and characteristics of each specific project into that Standard DA, a task while possible, is a complex undertaking given the complexities and considerable differences among the variety of proposed projects. The July 2008 Draft Agreement incorporated the specific commercial and other terms for the Omagine Project that were agreed to and approved by the Government and accepted by the Company in formal written communications. It also included the identification of the Omani investors in the Project Company (the "Omani Shareholders").

The Founder Shareholders and the Project Company's attorneys have been engaged with the three required Government Ministries along with their respective legal staffs during this review process: The Ministry of Tourism; the Ministry of Legal Affairs; and the Ministry of Finance. The Founder Shareholders and the Project Company's attorneys have met with the representatives of these Ministries individually and collectively. At the last collective meeting on November 2, 2008 all parties reviewed the Company's "comment list" of required changes to the Standard DA necessary to make it suitable for the Omagine Project. All parties agreed and accepted the Company's suggested changes (the "Agreed Changes") and the Company was requested to provide a "marked draft" of its proposed DA showing such Agreed Changes.

On November 5, 2008 the marked up draft showing all such Agreed Changes (the "November 2008 Draft Agreement") was transmitted electronically by our lawyers to the above three Government Ministries and on November 9 the Company delivered printed and bound copies of the November 2008 Draft Agreement to such

                            (19)

Ministries.

The Company believes that no outstanding language issues in the November 2008 Draft Agreement continue to exist and all parties, including the Omani Shareholders, are desirous of signing the Development Agreement expeditiously. The Government procedure however requires that they go through an official review and comment process for the November 2008 Draft Agreement and that process is presently underway. The Company expects this process to be completed in a few weeks, after which final, approved copies of the Development Agreement will be printed and bound for signature by the Founding Shareholders and the Government. The date of such signing is entirely in the hands of the Government, however, based on conversations with the Omani Shareholders and Government officials, the Company understands that the Government is anxious to conclude this matter and that a signing date for the Omagine Development Agreement will be indicated within the next several weeks.

As of the date hereof, the Company has arranged approximately USD $110 million of equity capital for the Project Company via written agreements for the sale of minority equity interests of the Project Company to four entities for $109.3 million and the sale to the Company of a 50.5% majority stake in the Project Company for $650,000.

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

The MOUs with the Omani Shareholders and the contract with CCC
(collectively, the "Investor Agreements") have in the past been renewed from time to time as the signing of the Development
Agreement was delayed. As of the date hereof each of the

                            (20)

Investor Agreements have expired but both the Omani Shareholders and CCC have verbally agreed to continue them in effect and to comply fully with their respective terms and conditions.

Management anticipates that all such Investor Agreements will be renewed if necessary or convenient. As previously disclosed, it has been management's experience that there is no shortage of willing investors or contractors for the Omagine Project.

As presently contemplated, after corporate formation of Omagine SAOC the Company will own 50.5% of the Project Company, CCC will own 12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders. The Government will not own any part of the Project Company.

Subsequent to (or simultaneously with) the formation of the Project Company, the Founder Shareholders and the Omani Shareholders will enter into a written shareholders' agreement ("Shareholders' Agreement") which will, among other things, memorialize the approximately USD $109.3 million combined investment into the Project Company by CCC, Newco, MNK and RCA.

The date the Shareholders' Agreement is signed is the "Subscription Date". The date the legally binding documents providing the construction and project financing for the Omagine Project are executed by the Project Company and the banks is the "Financial Closing Date" and the Financial Closing Date is expected to be approximately six months after the Subscription Date.

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

The financial results of the Project Company will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% majority percentage ownership of the Project Company. It is

                            (21)
expected therefore that beginning on the Subscription Date the Company will - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as its proceeds from the sales of residential units and bank borrowings will be utilized by it to develop the Omagine Project. The Project Company's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be hired by the Project Company to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Company has an MOU with Bank Muscat regarding project financing and financial advisory services.

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management has been in touch with BankMuscat regarding the financing of the Omagine Project and BankMuscat has indicated that it expects the project finance market to be substantially more stable when the Project Company will be seeking such financing in six months. BankMuscat, all local newspapers as well as Government officials report that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. The Project Company's prospective Omani bankers and partners are of the opinion that the present financial market turmoil is expected to marginally increase the cost of borrowing locally but otherwise have little impact on the Omagine Project.

As presently contemplated by the terms of the Investor Agreements with the Omani Shareholders, the Project Company will have the financial capacity to begin development of the Omagine Project almost immediately after the signing of the Development Agreement. In order to move into the actual development stage of the Omagine Project, the Founder Shareholders and the Government must sign the Development Agreement. The Company and the Omani Shareholders are closely following the review process of the November 2008 Draft Agreement by the Government.

                            (22)

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

                            (23)

Although the Government of Oman has approved the commercial terms for the Omagine Project, until it is signed, no assurance whatsoever can be given that the Development Agreement actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Prior estimates by the Company of when the Development Agreement would be signed have been amended, as required, to reflect management's best estimate of the Government's bureaucratic process. As of the date hereof management estimates that the Development Agreement will be signed in the next several weeks or in December 2008.

Trademark applications filed with the United States
Patent and Trademark Office ("USPTO") in Q1 2008 for the mark OMAGINE and related marks ("Marks") were reviewed by USPTO Examiners and no substantive issues to the Marks were raised that would bar registration. However, the Examiner handling the OMAGINE Marks raised a few technical issues to the applications that require responses by December 29, 2008 and the Company is working with its trademark counsel to provide such responses. Trademark applications for the OMAGINE Marks filed in Oman and Kuwait have been examined by trademark offices in each respective jurisdiction and no third-party applications or registrations exist that would bar registration of the Marks. The local Omani trademark office has requested that all OMAGINE Marks be "associated" to indicate a common ownership. This requirement will not alter the applications in any way, except that the applications will indicate common ownership among the various OMAGINE Marks. The Company has accepted the association requirement. Notices of Acceptance to the applications have been published in Oman and Kuwait for the Marks, and the Company awaits approval for registration of trademark applications in due course.

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project
- which, as of the date hereof, is not certain to occur.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed, that the Financial Closing will actually occur or that the cash flows as

                            (24)
projected will actually be realized.

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

Omagine's website is www.omagine.com.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2008 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue in the third quarter of 2008 was $0, a decrease of $29,838 as compared to the same period in the previous year. This decrease was due to the absence of apparel net sales in the third quarter compared to apparel net sales of $29,838 for the third quarter of 2007.

Cost of Sales for the third quarter of 2008 was $0, a decrease of $28,177 compared to the same period in the previous year. This decrease was due to the absence of apparel purchases in the third quarter compared to apparel purchases of $28,177 in the third quarter of 2007.

Selling, General and Administrative expenses were $225,274 during the third quarter of 2008, compared to $299,202 in the third quarter of 2007. This decrease of $73,928 (25%) was primarily attributable to decreases in stockholder relations ($125,508), travel expense ($20,183), printing and stationary ($13,475), consulting fees ($12,766), offset by increases in

                            (25)
legal fees ($40,879), officers' compensation ($38,542) and fringe benefits of ($12,144).

The Company experienced an operating loss of $225,274 during the third quarter of 2008 as compared to an operating loss of $297,541 during the same period in 2007. This $72,267 decrease in the Company's operating loss was primarily attributable to the decreased Selling, General and Administrative expenses mentioned above.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

No capital expenditures were incurred during the quarterly period ended September 30, 2008. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2008 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue in the first nine months of 2008 was $0, a decrease of $30,155 as compared to the same period in the previous year. This decrease was attributable to the absence of apparel net sales in 2008 against apparel net sales of $30,155 for 2007.

Cost of Sales for the first nine months of 2008 was $0, a decrease of $30,155 compared to the same period in the previous year. This decrease was due to the absence of apparel purchases in the first nine months of 2008 compared to apparel purchases of $30,155 in the first nine months of 2007.

Selling, General and Administrative expenses were $797,810 during the first nine months of 2008, compared to $636,316 in the first nine months of 2007. This increase of $161,494 (25%) was primarily attributable to the increases in the first nine months of 2008 of: travel expenses ($39,220), salaries, payroll taxes and fringe benefits ($150,322), legal fees ($108,421) and stock option expense ($18,207) offset by decreases in printing

                             (26)
and stationary ($13,313), consulting fees ($27,672), stockholder relations ($104,229) and finance charges ($14,028).

The Company sustained a loss from operations of $797,810 during the first nine months of 2008 as compared to a loss from operations of $634,403 during the first nine months of 2007. This $163,407 increase in the Company's loss from operations was primarily attributable to the increased Selling, General and Administrative expenses mentioned above.


LIQUIDITY AND CAPITAL RESOURCES:

Although the Company experienced net positive cash flow during its 2007 fiscal year, it has experienced negative cash flows from operating activities during the past several years. The Company incurred net losses of $1,043,190, $767,951 and $5,900,662 ($820,743 before a non-cash charge of $5,079,919 for goodwill expense) in its fiscal years 2007, 2006 and 2005, respectively. The Company's net loss for the nine months ended September 30, 2008 was $793,812. During the nine months ended September 30, 2008, the Company experienced a decrease in cash of $631,895. At September 30, 2008 the Company had a working capital deficit of $489,840, compared to working capital of $181,078 at December 31, 2007. The $670,918 reduction in working capital is attributable to a $631,895 decrease in cash offset by a $9,173 decrease in other current assets, and a $29,850 increase in current liabilities. Of the $572,090 of current liabilities at September 30, 2008, $254,382 (45%) represents amounts due to officers.

The $631,895 decrease in cash during the first nine months of 2008 resulted from the $750,321 decrease in funds used for operating activities during the period (resulting primarily from the net loss of $793,812), net of the $118,426 in net proceeds from the sale of Common Stock to a Director and to another investor and a loan from an officer.

The Company's inability to secure or arrange additional funding to implement its business plan, or the failure to sign the Development Agreement with the Government of Oman regarding the Omagine Project will significantly affect the Company's ability to continue operations.

                              (27)

ITEM 4:  CONTROLS AND PROCEDURES


Prior to the date of filing this report on Form 10-Q, the Company carried out an evaluation under the supervision and participation of management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date of evaluation.

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














                            (28)

                  PART II   -   OTHER INFORMATION


ITEM 6.    Exhibits


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit                                                 Page
Numbers                Description                     Number
-------                -----------                     ------


31             Sarbannes-Oxley 302(A) certification      30

32             Sarbannes-Oxley 1350 certification        32




 (b)             Reports on Form 8-K


On September 30, 2008 the Registrant provided statements from the Company's President to clarify its present plans and to update its shareholders regarding the status of its proposed
Omagine Project in Oman.




                     CERTIFICATION PURSUANT TO
           SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Drohan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omagine, Inc. ("the Registrant") for the period ended September
30, 2008;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a

                            (29)
material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                            (30)

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2008

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


                     CERTIFICATION PURSUANT TO:
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Omagine, Inc. on Form 10-Q for the period ended September 30, 2008 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Omagine, Inc.

/s/Frank J. Drohan
------------------
Frank J. Drohan
Chief Executive & Financial Officer

November 13, 2008
                            (31)

The originally executed copy of this certification will be maintained at the Registrant's offices and will be made available for inspection upon request.

                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2008             OMAGINE, INC.
                                     (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer














                            (32)