Form 10-K
period 2008-12-31
Omagine, Inc.
filed 2009-02-25
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008
                            -----------------

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended ("Securities Act"). [ ] Yes [x] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [x] No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]                  Accelerated filer[ ]

Non-accelerated filer  [ ]          Smaller reporting company[x]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the 26,372,022 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was $23,207,379. (SEE: "Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of February 9, 2009 the Company had outstanding 46,387,635 shares of Common Stock, par value $.001 per share ("Common
Stock").
                                2

Documents Incorporated By Reference
-----------------------------------

The Index to Exhibits appears on page 63.

                         Omagine, Inc.
        Table of Contents to Annual Report on Form 10-K
              Fiscal Year Ended December 31, 2008
                                                          Page
                                                          ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Business                                  5

        Item 2.    Properties                               20

        Item 3.    Legal Proceedings                        20

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    21

                          Part II

        Item 5.    Market for Registrant's Common Equity,
                     Related Stockholder Matters and
                     Issuer Purchases of Equity Securities  21

        Item 6.    Selected Financial Data                  32

        Item 7.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          32

        Item 8.    Financial Statements and Supplementary
                     Data                                   40

        Item 9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                   40

        Item 9A.   Controls and Procedures                  40

        Item 9A(T) Management's Report on Internal Control  41

        Item 9B.   Other Information                        42

                          Part III

        Item 10.   Directors, Executive Officers and
                     Corporate Governance                   43

        Item 11.    Executive Compensation                  47

        Item 12.    Security Ownership of Certain
                      Beneficial Owners and Management
                      and Related Stockholder Matters       58

        Item 13.    Certain Relationships and Related
                      Transactions and Director
                      Independence                          60


        Item 14.    Principal Accountant Fees and Services  61

                          PART IV

        Item 15.    Exhibits, Financial Statement Schedules 62



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

                             PART I
                             ------

Item 1.     Business.
-------     ---------

Introduction
------------
Omagine, Inc. ("Registrant" or "Omagine") is the successor to Alfa International Corp. ("Alfa") which was incorporated in New
Jersey in 1978.

Alfa International Holdings Corp. ("AIHC"), was incorporated on October 8, 2004 in Delaware solely for the purpose of changing Alfa's corporate domicile from New Jersey to Delaware via the merger of Alfa with and into AIHC which was effected on May 23, 2005.

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

Omagine presently concentrates its efforts on the development of JOL's business. (See: "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and "Certain
Relationships and Related Transactions, and Director
Independence").

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

Products, Services, Marketing and Distribution
----------------------------------------------

Journey of Light, Inc.
----------------------

                       The Omagine Project
                       -------------------

JOL has proposed to the Government of Oman (the "Government") the development of a real-estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine, S.A.O.C. (the "Project Company"), an Omani corporation presently under formation. Journey of Light, Inc., Consolidated Contractors International Company S.A. ("CCC") and the Omani Shareholders (as hereinafter defined) are referred to herein collectively as the "Founder Shareholders" of the Project Company. The Project Company will design, develop, own and operate the entire Omagine Project.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities (collectively, the "Landmark"); two five-star resort hotels and a three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels; and several million square feet of residences to be developed for sale.

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

The agreement between the Government and the Project Company governing the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement". In May 2008 the Government of Oman formally approved and the Company formally accepted the terms by which the Omagine Project will be developed.

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

The Founder Shareholders and the Project Company's attorneys have been engaged with the three required Government Ministries along with their respective legal staffs during this review process: The Ministry of Tourism; the Ministry of Legal Affairs; and the Ministry of Finance. The Founder Shareholders and the Project Company's attorneys have met with the representatives of these Ministries individually and collectively. At a meeting on November 2, 2008 all parties reviewed the Company's "comment list" of required changes to the Standard DA necessary to make it suitable for the Omagine Project. All parties agreed and accepted the Company's suggested changes (the "Agreed Changes") and the Company was requested to provide a "marked draft" of its proposed DA showing such Agreed Changes.

On November 5, 2008 the marked up draft showing all such Agreed Changes (the "November 2008 Draft Agreement") was transmitted electronically by our lawyers to the above three Government Ministries and on November 9 the Company delivered printed and bound copies of the November 2008 Draft Agreement to such Ministries.

During December 2008, January 2009 and February 2009, the Company and its attorneys exchanged letters with the Ministry of Tourism in an attempt to conclude the Development Agreement. The result of these exchanges and the official Government review and comment process for the November 2008 Draft Agreement were that
(1) the Government agreed to meet in January (now March) to discuss and conclude the Development Agreement (the "Final

Meeting"), (2) the Government (MOT) requested the Company to prepare another schedule detailing the changes to the Standard DA which are proposed (the "Schedule of Changes"), and (3) the Government requested that the Company form the Project Company prior to signing the Development Agreement. The Company agreed to all of the foregoing and also prepared an updated draft Development Agreement (the "February 2009 Draft Agreement"). On February 17, 2009 the Company's attorneys delivered the February 2009 Draft Agreement together with the Schedule of Changes to the Government. On February 23, 2009 the Government confirmed that March 16, 2009 would be the date for the Final Meeting which the Government described as the "wrap-up" meeting for the Omagine Development Agreement. The Government also informed the Company's attorneys that it plans to conduct internal meetings among the relevant Ministries (Tourism, Legal Affairs and Finance) in preparation for the Final Meeting and to review the Schedule of Changes with a view toward expediting the review process required at the Final Meeting. The Company anticipates that the Final Meeting will result in a fully settled and agreed document ready for printing and signature soon thereafter.

It was previously agreed that Omagine SAOC (the Project Company) would be formed in Oman immediately after the Development Agreement had been signed. All parties agreed that the Company and CCIC would sign the Development Agreement on behalf of Omagine SAOC (under formation) but the Government has now requested that we form the Project Company with the Omani Shareholders prior to the signing of the Development Agreement. The Company has no objection to this and is presently in the process of forming the Project Company so that the Project Company is legally in existence in Oman and ready to sign the Development Agreement.

The Company believes that no outstanding issues exist in the February 2009 Draft Agreement and all parties, including the Government and the Omani Shareholders, are desirous of signing the Development Agreement expeditiously. As stated above the only new requirement imposed by the Government was that the Company form the Project Company with the Omani Shareholders prior to the signing of the Development Agreement and the performance of that task is underway. As of the date hereof the Government and the Company have agreed to meet for the Final Meeting on March 16, 2009 for the purpose of reviewing the

February 2009 Draft Agreement and Schedule of Changes and finalizing the Development Agreement.

The Company presently expects this process to be completed in March 2009, after which final, approved copies of the Development Agreement will be printed and bound for signature by the Government and Omagine SAOC.

The date of such signing is entirely in the hands of the Government. Based on recent letters received from the Government and on conversations with the Omani Shareholders, Government officials and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter and that a signing date for the Omagine Development Agreement will be indicated following the Final Meeting on March 16, 2009.

As of the date hereof, the Company has arranged approximately USD $110 million of equity capital for the Project Company via agreements for the sale of (a) 50.5% of the equity of the Project Company to JOL for $650,000, and (b) 49.5% of the equity of the Project Company to the four Founder Shareholders other than JOL for $109.3 million.

The Company has signed a memorandum of understanding ("MOU") with each of (i) Newco, an Omani company formed by leading Omani businessmen, (ii) a prominent Omani person ("MNK") and (iii) the office of Royal Court Affairs ("RCA") which represents the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of the Sultanate of Oman. Newco, MNK and RCA are the Omani Shareholders.

The Company has signed a contract with CCC regarding (i) its $49 million investment in the Project Company, and (ii) the appointment of CCC's Omani based subsidiary company as the general contractor for the construction of the Omagine Project.

The MOUs with the Omani Shareholders and the contract with CCC (collectively, the "Investor Agreements") have in the past been renewed from time to time as the signing of the Development Agreement was delayed. As of the date hereof each of the Investor Agreements has expired but both the Omani Shareholders and CCC have verbally agreed to continue them in effect and to comply fully with their respective terms and conditions.

Management anticipates that all such Investor Agreements will be incorporated into a written shareholders' agreement ("Shareholders' Agreement") among the Founder Shareholders immediately prior to the signing of the Development Agreement by the Project Company. As previously disclosed, it has been management's experience that there is no shortage of willing investors or contractors for the Omagine Project.

The Government has indicated that it is now a requirement that the Project Company be formed before the Development Agreement is signed so that the Omani Shareholders also become Founder Shareholders. The Development Agreement would then be signed by the Project Company directly instead of by the Founder Shareholders on behalf of the Project Company (under formation) as was previously agreed. Management does not anticipate any difficulties with this process.

As presently contemplated, after corporate formation of Omagine SAOC the Company will own 50.5% of the Project Company, CCC will own 12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders. The Government will not own any part of the Project Company.

The Shareholders' Agreement will, among other things, memorialize the approximately USD $109.3 million combined investment into the Project Company by CCC, Newco, MNK and RCA.

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

The financial results of the Project Company will be consolidated with the financial results of the Company in such manner as to reflect the Company's percentage ownership of the Project Company. It is expected therefore, assuming the Company's 50.5% ownership of the Project Company, that beginning on the Subscription Date the Company will - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as its proceeds from the sales of residential units and bank borrowings will be utilized by it to develop the Omagine Project. The Project Company's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be hired by the Project Company to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Company had an MOU with Bank Muscat regarding project financing and financial advisory services. The MOU expired in November 2008 but Bank Muscat has verbally agreed that it will be the Company's financial advisor if the Company so desires.

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management has been in touch with Bank Muscat regarding the financing of the Omagine Project and Bank Muscat has indicated that it expects the project finance market to be substantially more stable when the Project Company will be seeking such financing on the Financial Closing Date. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. The Project Company's prospective Omani bankers and partners are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise, assuming no further deterioration in the international financial markets, have no material effect or impact on the Omagine Project.

As presently contemplated by the terms of the Investor

Agreements with the Omani Shareholders, the Project Company will have the financial capacity to begin development of the Omagine Project almost immediately after the signing of the Development Agreement. In order to move into the actual development stage of the Omagine Project, the Project Company and the Government must sign the Development Agreement. The Company and the Omani Shareholders are closely following the review process of the February 2009 Draft Agreement by the Government. As of the date hereof the Government and the Company have agreed to hold the Final Meeting as soon as possible to review the February 2009 Draft Agreement and to finalize the Development Agreement. The Government's bureaucratic process for reviewing and approving the Development Agreement has been tedious in the extreme but management is now cautiously optimistic and is of the opinion that the signing of the Development Agreement is imminent.

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

The Project Company's requirements for bank financing of construction costs is expected to be reduced by its ability to pre-sell residence units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

The sale of residential and commercial properties, including sales to non-Omani persons combined with the increase in the Site Value over the last several years is the main driver supporting the Project Company's projections of estimated net positive cash flow in excess of USD $600 million over the five year period immediately subsequent to the signing of the Development Agreement. The Development Agreement as presently contemplated and agreed allows for sales and pre-sales of any of the residential properties that will be developed on approximately one hundred fifty thousand square meters of land within the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences shall be transferred to the buyer at the closing of such residential sales transactions.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

Although the Government of Oman has approved the commercial terms for the Omagine Project, until it is signed, no assurance whatsoever can be given that the Development Agreement actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Prior estimates by the Company of when the Development Agreement would be signed have been inaccurate and have had to be amended, as required, to reflect management's best estimate of the Government's bureaucratic process. As of the date hereof management estimates that the Development Agreement will be signed in the first quarter of fiscal 2009.

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project
- which, as of the date hereof, is not certain to occur.



Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than the Company presently possesses. Management believes that JOL's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to JOL's success to date in advancing the Omagine Project to its present status. These consultants, some of whom, depending upon future events, may become employees of the Company are each highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience designers; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the region.

Although several of the Project Company's competitors have well established businesses and brand reputations, management believes that the Project Company's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government (ii) JOL's and the Project Company's senior management have established strong and trusting relationships with the relevant Government officials, and (iii) JOL has signed the Investor Agreements including the CCC Agreement. JOL management believes the Project Company can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.



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

Manufacturing and Production
-----------------------------

Omagine does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so.

Neither Contact nor Ty-Breakers owned or directly operated any manufacturing or production facilities nor did they engage in any significant research and development activities. From time to time, Contact had maintained risk inventories but no inventory remained on hand when Contact's business was discontinued in March 2008.

Ty-Breakers purchased all of its Tyvek requirements directly from Du Pont in the United States or from Du Pont's Asian agent on an "as required" basis as orders were received.



Patents, Copyrights and Trademarks
-----------------------------------

Trademark applications filed with the United States Patent and Trademark Office ("USPTO") in the first quarter of 2008 for the mark OMAGINE and related marks ("Marks") were reviewed by USPTO Examiners and no substantive issues relevant to the Marks were raised that would bar registration. However, the Examiner handling the OMAGINE Marks raised a few technical issues relevant to the applications that required responses by December 29, 2008 and the Company and its trademark counsel have timely provided such responses after which in February 2009 the USPTO approved publication of the OMAGINE Marks for opposition.

The purpose of publication is to allow any interested party who believes that it would be damaged by registration of a mark to oppose the application for same. The application will publish on February 17, 2009 and unless a Notice of Opposition or request for extension of time to file a Notice of Opposition is filed within the thirty-day opposition period (here, by March 19, 2009), a Notice of Allowance will issue in due course.

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

Ty-Breakers was the owner by assignment of U.S. Patent number 5,150,660 (the "Patent") which covers the material marketed under its registered trademark, Kensel. Ty-Breakers' exclusive right under the Patent to manufacture and sell Kensel products in the United States runs until September 2009 and such rights were assigned to Omagine when Ty-Breakers was merged into Omagine.



Governmental Regulation
------------------------

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

Employees and Consultants
-------------------------

The Company presently has three full time employees. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good. Upon the signing of the Development
Agreement the Company will significantly increase the number of its employees.

Omagine is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual between October 1, 2004 and August 1, 2007 were deferred and accrued.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which has been canceled. A portion of the salary payments due to this individual were deferred and accrued. Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. If the Development Agreement is signed the Company will enter into a new employment agreement with this individual. The terms of such employment agreement cannot be determined at this time but it will recognize this individual's loyal service to the Company. (See "Directors, Executive Officers and Corporate Governance" and "Executive Compensation")

Consulting Agreement
--------------------

On March 19, 2007, Omagine and Mr. Sam Hamdan ("Hamdan") executed a consulting agreement (the "Hamdan Agreement") wherein Hamdan has agreed that (i) he will provide ongoing consulting services to the Company up until the Financial Closing Date, and
(ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's Chief Operating Officer subsequent to the Financial Closing Date. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at $0.25 per share (the "Hamdan Option"), exercisable ratably at 160,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The

Hamdan Option is exercisable only if (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an Omagine employee. The Hamdan
Agreement has been amended to expire on December 31, 2009.

Mr. Hamdan is currently the Chairman and Chief Executive of The Global Leadership Team, Inc. ("GLT") (www.gltweb.com) headquartered in Birmingham, MI, with a branch office in Beirut, Lebanon. GLT is a professional services organization comprised of highly skilled visionaries, branding strategists, management consultants and thought leaders and it consults for many U.S. and Arab client companies.

Mr. Hamdan was the chief strategist and founder of the prestigious U.S. Arab Economic Forum and has an extensive network of business, diplomatic and government contacts in the U.S., Europe and throughout the Arab world. The World Summit on Innovation and Entrepreneurship (www.wsie.org) is owned and operated by GLT and was held in Dubai, U.A.E. in April 2008 and in Muscat, Oman in 2006.



Item 2.     Properties.
-------     -----------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring February 28, 2013. The Company also leases warehouse space in Jersey City, N.J. on a month to month basis. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2009.



Item 3.      Legal Proceedings.
-------      ------------------

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2008.


                             PART II
                             -------

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securities.
-------     -----------------------------------------------

Common Stock
------------

The stock ticker symbol for the Registrant's Common Stock is "OMAG".

Our total authorized capital stock is 75,850,000 shares of which 75,000,000 shares are common stock, par value $.001 per share ("Common Stock"), and 850,000 shares are preferred stock, par value $.001 per share. As of February 9, 2009, there are 46,387,635 shares of Common Stock and no shares of preferred stock issued and outstanding.

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire Board of Directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our Board of Directors.

The holders of the Company's Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefor and subject to prior dividend rights of holders of any shares of our preferred stock which may be outstanding. Upon the Company's liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our preferred stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company's Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company's Common Stock are fully paid and not liable to further calls or assessment by the Company.

The following table sets forth the range of the high and low prices for the Common Stock for the four quarters in 2007 and 2008. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---
3/31/07            0.44         0.40
6/30/07            1.76         1.58
9/30/07            1.03         0.75
12/31/07           0.90         0.80

3/31/08            0.40         0.27
6/30/08            0.88         0.88
9/30/08            0.55         0.51
12/31/08           0.45         0.37


At December 31, 2008, Omagine had 46,387,635 shares of its
Common Stock issued and outstanding, and there were approximately 1,656 holders of record of such Common Stock.

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

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2008.

The Company adopted the Omagine, Inc. 401(k) Plan DTD 10-01-2008 (the "401(k) Plan"), qualified under Section 401(k) of the Internal Revenue Code, which is a pre-tax plan for eligible employees of the Company. The 401(k) Plan is a professionally customized derivation of an IRS-approved prototype 401(k) plan; the Company's choices are detailed within our 401(k) Plan Adoption Agreement attached hereto as Exhibit 99.1. The Company does not presently match any employee contributions made to the 401(k) Plan. The Company made the maximum allowable discretionary contribution to the 401(k) Plan in 2008 and 2009 to all eligible employees in the form of 100,960 and 362,500 shares respectively of the Company's Common Stock. Future discretionary contributions, if any, will be made at the recommendation of the Company's Board of Directors.

Preferred Stock
----------------

Our authorized preferred stock consists of 850,000 shares
, par value $.001 per share. As of December 31, 2008 and the date of this Report, there were no shares of preferred stock issued or outstanding. Our Certificate of Incorporation authorizes the issuance of shares of preferred stock in one or more series. Our Board of Directors has the authority, without the requirement for any vote or action by the Company's shareholders, to create one or more series of preferred stock up to the limit of our authorized but unissued shares of preferred stock and to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series and the relative participation or other special rights (if any), and any qualifications, preferences, limitations or restrictions pertaining to such series pursuant to a resolution or resolutions adopted by it and providing for the issuance of such series.

On August 16, 2007, The Company issued a notice of redemption ("Certificate of Redemption") to all holders of its then issued and outstanding 76,437 shares of 5% Series B Convertible Preferred Stock (the "Preferred Shares"). The redemption was conducted in accordance with the terms of the Certificate of Designation, Preferences and Rights of the Preferred B Shares and such redemption took place on September 28, 2007 (the "Redemption Date") as directed by a Resolution of the Company's Board of Directors.

The Company paid forty-one dollars and forty-eight cents ($41.48) per Preferred Share (the "Redemption Price") to the registered holders of the Preferred Shares. The Redemption Price was calculated by adding the $40.00 face value of each Preferred Share to the $1.48 of dividends on each Preferred Share that accrued as of the day immediately prior to the Redemption Date. The Redemption Price was paid in shares of the Company's Common Stock valued at one dollar ($1.00) per share of Common Stock upon surrender at the principal offices of the Company of the certificate(s) representing such Preferred Shares ("Certificate(s)").

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

The 150,000 authorized shares of 5% Series B Convertible
Preferred Stock (the "Preferred B Shares"), all issued shares of which have been either previously converted or redeemed on the Redemption Date, have been permanently retired, thereby bringing the authorized number of shares of preferred stock to 850,000 as of the date of this Report.

Preferred B Shares had the voting powers, preferences and rights as hereinafter set forth:

Price per Share:   $40

Dividends:

(1) The holders of Preferred B Shares shall be entitled to receive, out of funds or out of shares of the Corporation's Common Stock legally available therefore, dividends at the annual rate of $2.00 per Preferred B Share, either in shares of Common Stock or in cash, at the sole option of the Company, on the "Conversion Date" or on the "Redemption Date" (as those terms are hereinafter defined), and no more, payable in preference and priority to any payment of any cash dividend on the Common Stock or any other shares of capital stock of the Corporation. Such dividends shall be payable to the holders of record of the Preferred B Shares on the close of business on either the Conversion Date or on the Redemption Date, as the case may be, (such date is referred to hereinafter as the "Dividend Payment Date"), provided that, before any dividend may be paid with respect to the Common Stock, or any other distribution of corporate assets made thereon, holders of the Preferred B Shares shall receive all dividends accrued thereon.

(2) Each of such annual dividends shall be fully cumulative and shall accrue, whether or not declared, without interest, from the first day of the period in which such dividend may be payable as herein provided.

(3) No dividends shall be declared or paid or set apart for payment on the Common Stock, or on the preferred stock of any series ranking, as to dividends, junior to the Preferred B Shares, for any period unless fully cumulative dividends have been or contemporaneously are declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for such payment) on the Preferred B Shares for all dividend payment periods terminating on or prior to the date of payment of such fully cumulative dividends. Unless fully cumulative dividends have been paid on the Preferred B Shares , no other distribution shall be made upon the Common Stock of the Corporation or upon any securities junior to the Preferred B Shares.

Conversion:

The holders of the Preferred B Shares shall have conversion rights as follows:

(1) Mechanics of Conversion

    In order for a holder of Preferred B Shares to convert all or some portion of the Preferred B Shares into shares of Common Stock, and subject to the restrictions set forth herein, such holder shall surrender the certificate or certificates for such Preferred B Shares [the "Preferred Share Certificate(s)"] at the office of the transfer agent of the preferred stock (or the principal office of the Corporation, if the Corporation serves as its own transfer agent) together with written notice as set forth in the conversion certificate executed by such holder ("Notice") that such holder elects to convert all or a specified number of Preferred B Shares represented by such Preferred Share Certificate(s), provided that conversion shall not be permitted with respect to less than 100 Preferred B Shares at any one time unless such shares represent the full amount then convertible as set forth herein, and accompanied, if required by the Corporation, by such holder's blank executed stock power. The "Conversion Date" shall be the date of receipt of such Preferred Share Certificate(s) and Notice by the transfer agent (or by the Corporation, if the Corporation serves as its own transfer agent). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder of the Preferred B Shares, a certificate for the number of shares of Common Stock to which such holder shall be entitled.

(2) Right to Convert

     Subject to the provisions for adjustment and redemption hereinafter set forth, on or after the date of issuance of the Preferred B Shares (the "Issue Date"), each such Preferred B Share shall be convertible (the "Conversion Right"), at the option of the holder thereof, into forty (40) shares of Common Stock plus the number of shares of Common Stock determined by dividing the sum of (x) the accrued dividends as of the Conversion Date on the Preferred B Shares to be converted, by
(y) one dollar ($1.00) [the "Conversion Price"].

(3) Reservation of Shares of Common Stock

     The Corporation shall, for so long as there are Preferred B

Shares outstanding, reserve and keep available out of its authorized but un-issued shares of Common Stock, for the purpose of effecting the conversion of the Preferred B Shares, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Preferred B Shares, and the Corporation will use its reasonable best efforts to take the action necessary to increase the number of reserved shares from time to time, if needed, and to increase the number of authorized shares of Common Stock if such an increase becomes necessary to permit exercise of the Conversion Right.

(4) Conversion Adjustment.

     The number of shares of Common Stock into which the Preferred B Shares may be converted shall be subject to adjustment from time to time under certain circumstances as follows:

(i) In the event that the Corporation shall at any time prior to such conversion either: (a) subdivide the outstanding shares of Common Stock into a greater number of shares, (b) combine the outstanding shares of Common Stock into a smaller number of shares, (c) change the outstanding shares of Common Stock into the same or a given number of shares of another class or classes of shares, or (d) declare a dividend on or in respect of the outstanding shares of Common Stock or other securities of the Corporation, or (e) offer to all the holders of the shares of Common Stock any rights to subscribe for shares or for other securities of the Corporation, then the holders of the Preferred B Shares shall be entitled, as the case may be, to receive the same number of shares of Common Stock or other securities of the Corporation, or to purchase at the same price that the shares or securities are being offered to all the holders of the shares of Common Stock, the number of such shares or the amount of such securities as will represent the same proportional ownership of the outstanding shares of Common Stock prior to such increase or decrease as they would have been entitled to receive or subscribe for, as the case may be, had they been holders of the number of shares of Common Stock into which their Preferred B Shares were convertible on the record date for any such event.

(ii) In the event of a merger, including any statutory merger of the Corporation with and into any of its wholly-owned subsidiaries ("Merger"), lawful provision shall be made as part of the terms of such Merger that all the Preferred B Shares then outstanding, if any, (together with all accumulated dividends thereon) shall be automatically converted into the right to receive the number of such shares or the amount of such securities or assets as the holders of such Preferred B Shares would have been entitled to receive had they been holders of the number of shares of Common Stock into which their Preferred Shares were convertible on the record date for any such Merger.

(iii) In the event of the sale of substantially all the assets of the Corporation, lawful provision shall be made as part of the terms of such sale that all the Preferred B Shares then outstanding, if any, (together with all accumulated dividends thereon) shall be automatically converted into the right to receive the same kind and amount of securities or assets as may be issuable, distributable or payable upon such sale with respect to the shares of Common Stock of the Corporation.

(5) Fractional Shares.

     The Corporation shall not issue fractional shares in satisfaction of the Conversion Right of the Preferred B Shares or in satisfaction of dividends on the Preferred B Shares, but, in lieu thereof, all such fractional shares, if any, shall be rounded up to the nearest whole share amount on the Conversion Date or Dividend Payment Date, as the case may be.

(6) From and after the Conversion Date, unless there shall have been a default in payment of the Conversion Price, all rights of the holders of the Preferred B Shares designated for conversion in the Notice or in the Merger as holders of the Preferred B Shares (except the right to receive the Conversion Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred B Shares designated for conversion, and such Preferred B Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

Redemption:

(1) At any time after twelve months after the Issue Date (or at any time upon the mutual agreement of the Corporation and all holders of Preferred B Shares), while there are such Preferred B Shares outstanding, the Corporation may, at the option of its Board of Directors, redeem all or any number of such Preferred B Shares then outstanding by paying $40 per Preferred B Share for each Preferred B Share so redeemed plus all accrued but unpaid dividends then outstanding on the Preferred B Shares so redeemed (the "Redemption Price"). The Redemption Price may be paid, at the Company's sole discretion, in cash or in shares of the Company's Common Stock valued at one dollar ($1.00) per share of Common Stock.

(2) At least 30 days prior to the date fixed for any redemption of the Preferred B Shares (hereinafter referred to as a "Redemption Date"), written notice shall be mailed, by first class or registered mail, postage prepaid, to each holder of record of Preferred B Shares to be redeemed, to the address of such holder shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such Preferred B Shares, indicating whether the Redemption Price will be paid in cash or in shares of Common Stock, specifying the Redemption Date, which will also be the date on which such holder's Conversion Right pursuant to this Certificate as to such Preferred B Shares being redeemed shall terminate, and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate or certificates representing the Preferred B Shares to be redeemed (such notice is hereinafter referred to as the "Redemption Notice"). On or prior to the Redemption Date, each holder of the Preferred B Shares to be redeemed shall surrender his or its certificate representing such Preferred B Shares to the Corporation in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such Preferred B Shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of the Preferred B Shares designated for redemption in the Redemption Notice as holders of the Preferred B Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Preferred B

Shares designated for redemption, and such Preferred B Shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

(3) Subject to the provisions hereof, the Board of Directors of the Corporation shall have authority to prescribe the manner in which the Preferred B Shares shall be redeemed. Any Preferred B Shares so redeemed shall be permanently retired, shall no longer be deemed outstanding and shall not under any circumstances be reissued, and the Corporation may from time to time take such appropriate action as may be necessary to reduce the authorized shares of preferred stock accordingly.

Voting:

Except as may be required by the Delaware General Corporation Law or as set forth in the next following sentence, the Preferred B Shares shall not be entitled to vote on any matters submitted to the stockholders of the Corporation. Without the approval of holders of a majority of the outstanding Preferred B Shares, the Corporation shall not (1) authorize, create or issue any shares of any class or series ranking senior to the Preferred B Shares as to liquidation rights, (2) amend, alter or repeal, by any means, the Certificate of Incorporation whereby the powers, preferences, or special rights of the Preferred B Shares would be adversely affected or (3) subject the Preferred B Shares to any restrictions, other than restrictions arising solely under the Delaware General Corporation Law or existing under the Corporation's Certificate of Incorporation.

Liquidation:

In the event of a liquidation, dissolution or winding up of the Corporation, the holders of the Preferred B Shares shall be entitled to receive, after due payment or provision for the payment of the debts and other liabilities of the Corporation and prior to any liquidating distribution in respect to any other class of stock, a liquidating distribution equal to the Redemption Price.

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

Pursuant to the Certificate of Designation, Preferences and Rights for Preferred B Shares and a resolution of the Board of Directors, the Company redeemed all Preferred B Shares outstanding on the Redemption Date.

Convertible Debentures
----------------------

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

The transfer agent for Omagine's Common Stock is Continental
Stock Transfer and Trust Company, 17 Battery Place, New York,
New York 10004.

The transfer agent for Omagine's preferred stock is the Company.



Item 6.  Selected Financial Data.
-------  ------------------------

Information required by this Item is not required for a smaller reporting company.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------  -------------------------------------------------

The financial statements for fiscal years 2008 and 2007 have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned subsidiaries, JOL, Contact and Ty-Breakers.

During 2008, the Company concentrated on concluding the Development Agreement with the Government of Oman with respect to the Omagine Project proposed by JOL.

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



General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" (as that term is understood under the 1995 Private Securities Litigation Reform Act) that involve various risks and uncertainties. Typically, these forward-looking statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the Project Company to sign the Development
    Agreement with the Government of Oman.

* Failure of the Project Company to obtain the necessary
    Construction Financing required to design, build and operate the Omagine Project.

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad; and

* The imposition of new restrictions or regulations by government agencies in the U.S or abroad that affect the Company's business activities.



The following discussion highlights the Company's business activities during fiscal years 2008 and 2007.



Results of Operations:

Fiscal Year Ended December 31, 2008 Compared to
Fiscal Year Ended December 31, 2007


The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: " Business - Products, Services - The Omagine Project").

The Company's total revenue in 2008 was $-0- a decrease of $20,590 (100%) from fiscal year 2007. This decrease was attributable to the absence of apparel net sales in 2008 versus apparel net sales of $20,590 in 2007. The Company discontinued its Contact and Ty-Breakers apparel business in March 2008. The Company is now focusing all of its efforts on JOL's real estate development and entertainment business.

The cost of sales for apparel was 111% in fiscal 2007. The Company will hereafter rely on its JOL subsidiary's operations for future revenue generation. Management is presently examining other possible sources of revenue for JOL which, subject to the Development Agreement being executed, may be added to JOL's operations.

Selling and marketing expenses were $24,917 during 2008, compared to $36,107 in 2007. This decrease in 2008 of $11,190 (31%) was primarily due to the discontinuation of Contact's apparel business. Assuming a positive outcome of the current discussions regarding the Omagine Project, the Company is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $1,283,086 in fiscal 2008 were $306,807 (31%) higher than the $976,279 incurred in fiscal 2007. This increase was primarily attributable to the increases in 2008 of: salaries, payroll taxes, fringe benefits and pension expense ($229,254); stock option expense ($40,442); legal fees ($140,293); professional/consulting fees ($105,495) offset by decreases in insurance ($6,013); printing and stationary (35,129); rent ($33,207); stockholder relations ($106,132); travel ($6,938); and other expenses ($21,258).

The Company sustained a net loss of $1,307,630 during 2008 as compared to a net loss of $1,043,190 during 2007. This increase of $264,440 in the Company's loss was due primarily to the increased General and Administrative expenses mentioned above.

No expenses related to capital expenditures were incurred during fiscal year 2008. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures during fiscal 2009.

The Company may accept future Ty-Breaker orders subject to time constraints and ability to fill such orders.


Liquidity and Capital Resources

In 2008 the Company experienced a negative cash flow of $663,634. This was due to the Company's negative cash flow from operating activities of $898,262 offset by its positive cash flow from financing activities of $234,628 consisting of the $235,200 proceeds from the sale by the Company of shares of its Common Stock less the $572 decrease in loans to the Company from Officers and Directors.

The Company incurred net losses of $1,307,630; $1,043,190 and $767,951 in fiscal years 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company had a working capital deficit of ($609,991), compared to working capital of $181,078 at December 31, 2007. This $791,069 decrease in the Company's working capital is attributable to the following:

     (a) $663,634 decrease in cash and equivalents primarily due to the net loss for 2008;

     (b) $238,728 increase in convertible notes payable with accrued interest;

     (c) $57,738 increase in accounts payable;

     (d) $30,601 increase in prepaid expenses and other current assets;

     (e) $572 decrease in loans to the Company from officers and directors;

     (f) $107,536 decrease in accrued officer payroll;

     (g) $30,322 decrease in accrued expense and other current liabilities

At December 31, 2008, the Company had $90,285 in current assets, consisting of $49,511 in cash and $40,774 of prepaid rent.

The Company's current liabilities at December 31, 2008 totaled $700,276, consisting of $238,728 convertible notes payable and accrued interest, $362,713 of accounts payable and accrued expenses, $26,335 due to officers and directors and $72,500 in accrued payroll. Of the $700,276 of current liabilities at December 31, 2008, $337,563 or 48% represents amounts which are due to officers and/or directors.

The $898,262 of funds used by operating activities during 2008 were used primarily to fund the net loss of $1,307,630 [less the non-cash charges totaling $281,361] plus the increases in prepaid expenses and other current assets ($30,601) and the decreases in accrued officers' payroll ($107,536) and accrued expenses and other current liabilities ($30,322). Operating funds were primarily provided by increases in convertible notes payable with accrued interest ($238,728) and accounts payable ($57,738).

Funds totaling $234,628 were provided by financing activities during 2008 from proceeds realized from the sale of Common Stock to investors ($225,000); proceeds from the sale of Common Stock pursuant the exercise of Common Stock options ($10,200) offset by a decrease of loans and advances to the Company from officers and directors ($572).

As a result of the foregoing, the Company had a cash balance at December 31, 2008 of $49,511 as compared to a cash balance of $713,145 at December 31, 2007.

The Company will rely upon the business of its JOL subsidiary for revenue growth.

The continuation of JOL's efforts to organize Omagine SAOC and to sign the Development Agreement is also contingent upon the receipt by the Company of the necessary financing to fund the Company's operations.

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). The term of the SEDA is for two years and pursuant to its terms Omagine may, at its discretion, periodically sell to YA shares of Omagine's Common Stock in up to $200,000 tranches of equity for a total purchase price over the term of the SEDA of up to five million dollars ($5,000,000). For each share of Common Stock purchased under the SEDA, YA will pay to Omagine ninety-five percent (95%) of the lowest daily volume weighted average price of Omagine's Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days after the date Omagine provides an Advance Notice to YA (as such terms are defined in the SEDA). YA's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including (i) Omagine obtaining an effective registration statement for shares of Common Stock sold under the SEDA and (ii) the amount for each equity tranche designated by Omagine not exceeding two hundred thousand dollars ($200,000).

Prior to the date hereof, the Company has to a great extent relied on the net proceeds from private placement sales of its Debentures and equity securities to fund its operations. The Company intends to utilize the SEDA to fund its operations as necessary and to fund the Company's capital contribution to the Project Company. The Company also intends to utilize the SEDA to fund advances to the Project Company during the Project Company's initial start-up phase. All such advances, together with other Omagine Project development expenses incurred by the Company over the past several years are expected to be re-paid to the Company by the Project Company on or before the Financial Closing Date.

The Company cannot sell shares of its Common Stock under the SEDA to YA until the SEC declares effective the registration statement filed recently by the Company. There can be no assurance given at this time that such registration statement will be declared effective or that the Company will be able to raise or secure the significant amounts of financing necessary for it to execute its presently conceived business plan. The Company's inability to secure or arrange additional funding to implement JOL's business plan will significantly affect the Company's ability to continue operations.

All unexercised Common Stock purchase warrants held by the holders of Series B Preferred Stock expired on July 31, 2007.
As of December 31, 2008, Omagine had no warrants outstanding.

In June of 2008 the Company issued 6,148 shares of its Common
Stock at $1.22 per share in a private placement to an individual in payment of account payable to this individual in the amount of $7,500.56.

In August of 2008 the Company sold 125,000 shares of the Company's Common Stock at $.40 per share to Salvatore J.
Bucchere, a director of the Company in a private placement and received proceeds of $50,000.

In September of 2008 the Company sold 62,500 shares of the Company's Common Stock at $.40 per share to Robert Goldstine in a private placement and received proceeds of $25,000.

In December of 2008 the Company sold 300,000 shares of the Company's Common Stock at $.50 per share to Mohammed K. Al-Sada in a private placement and received proceeds of $150,000.

In December of 2008 the Company issued 100,960 shares of its Common Stock to all eligible employees of the Omagine, Inc.
401(k) Plan.

In December of 2008 the Company issued 30,000 shares of its Common Stock to Salvatore J. Bucchere, a director, upon his exercise of 30,000 stock options at an exercise price of $0.17 per share. The Company received proceeds of $5,100 from Mr. Bucchere.

In December of 2008 the Company issued 30,000 shares of its Common Stock to Kevin O'C. Green, a director, upon his exercise of 30,000 stock options at an exercise price of $0.17 per share. The Company received proceeds of $5,100 from Mr. Green.

In December of 2008 the Company issued 229,148 shares of its Common Stock to YA as a fee.



Impact of Inflation
-------------------

The general level of inflation both in the U.S and Oman has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

Forward Looking Statements
--------------------------

As discussed just prior to Item 1, "Business", certain statements made in this report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include but are not limited to: the uncertainty of success associated with JOL's ongoing efforts to sign the Development Agreement with the Government of the Sultanate of Oman relating to the Omagine Project; the uncertainty associated with political events in the Middle East in general and with the continuing worldwide financial crisis in particular; and the success or failure of Omagine's and the Project Company's efforts to secure additional financing.


Item 8.     Financial Statements and Supplementary Data.
-------     --------------------------------------------

The response to this Item is submitted as a separate section to this Report commencing on Page F-1.


Item 9.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.
-------     -------------------------------------------------

None



Item 9A.    Controls and Procedures.
--------    ------------------------

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms (an "Evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008. The Evaluation did not identify the occurrence during the fourth fiscal quarter of any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

Effective December 4, 2007 the Company adopted a web-based software solution to automate and streamline its Sarbanes-Oxley compliance program. The software product enables the Company to document and assess the design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The software is fully operational and was successfully utilized for the filing of this Report on Form 10-K.

Item 9A(T).  Controls and Procedures.

----------   ------------------------

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

Management's assessment herein of the effectiveness of the Company's internal control over financial reporting is made as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses or any risks or errors in financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.
..


Item 9B.  Other Information.
-------   ------------------

None

                          PART III
                          --------

Item 10.     Directors, Executive Officers and Corporate
             Governance.
--------     -------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           63       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      55       Vice-President, Secretary and
                                   Director

Salvatore J. Bucchere     65       Director

Kevin O'C. Green          60       Director

Louis J. Lombardo         63       Director


Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Omagine since 1991. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business and was itself acquired by Omagine in 1997. Mr. Drohan serves as a Director and the Chairman of JOL. He is also a Director and the Chairman of The Renaissance Team, Inc. ("TRT") and Renaissance Development Holdings, Inc. ("RDH"), both of which are privately held companies offering a wide variety of services including: branding, marketing, management, political and strategic visioning, and development management consulting services.

Charles P. Kuczynski is Vice-President, Secretary and a

Director of Omagine, Inc. since 1996. He served as a Director and Secretary of Omagine, Inc. from 1988 to 1993. Mr. Kuczynski is a Director and the Secretary of JOL. He also serves as the Secretary of TRT and RDH.

Salvatore J. Bucchere has served as an independent Director of Omagine since October 2001. Mr. Bucchere holds a bachelors degree in business administration in Accounting from St. Johns University in New York. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York. From 1968 to 1971, Mr. Bucchere taught accounting and law at Bishop Ford High School in Brooklyn. From 1971 to 1977, he served as the Secretary and Vice President of Centennial Industries, as a director of its Biddle Purchasing Co. subsidiary and as president of its Jabro Automotive Co. subsidiary. During this time, he was one of the founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and Director of Rif International Corp. From 1979 to 1982 he was Executive Vice President of Custom Carburetor Company and from 1982 until 2003, he was Chairman of the Board and controlling shareholder of Columbia Products Co. Presently, Mr. Bucchere is president of an energy conservation consulting firm and owns and operates a privately held retail business.

Kevin O'C. Green graduated from the College of St. Thomas, St. Paul in Minnesota in 1970 with majors in Geology and Philosophy. He graduated from the University of Minnesota Law School in 1975 and has practiced law in Minnesota as a trial lawyer since that time. He has extensive experience in business litigation including securities fraud and his law practice extends to several different states. Mr. Green also has business interests in Honduras where he is the owner of a mining company. Mr. Green lives and practices law in Mankato, MN and he has been an independent Omagine director since 2001.

Louis J. Lombardo has been an independent Omagine Director since July 1, 2005. Mr. Lombardo retired after 35 years at American Express where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. His responsibilities included controlling International Risk

Management & Global Fraud as well as customer service for both
Cardmembers and Merchants. Mr. Lombardo holds an MBA degree from New York University. Presently, Mr. Lombardo runs his own consulting company and owns and operates two privately held businesses. He lives in New York City.

At December 31, 2008, the Board of Directors of Omagine, Inc. consisted of two inside employee directors: Frank J. Drohan and Charles P. Kuczynski, and three independent outside directors:
Salvatore J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Inside Directors receive no fees for acting as such. Independent outside Directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.

The Company has an audit committee, a compensation committee and a stock option committee each designated by the Board of Directors. The members of the Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent outside director, is the Chairman of the Audit Committee and is an audit committee financial expert. (See: "Item 10 - Salvatore
J. Bucchere"). The three independent outside members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprise the compensation committee. Mr. Lombardo is the Chairman of the Compensation Committee. The Stock Option Committee is chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan are committee members.

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct ("Code"). The Code applies to all Directors, officers and employees of the Company. The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is on the Company's website, www.omagine.com and was filed as an exhibit on the Company's 2007 Form 10-KSB.

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

Mr. Hamdan and his branding experts at GLT were the developers of the Omagine brand for JOL. On March 19, 2007 Omagine and Hamdan signed a consulting agreement (the "Hamdan Agreement") (see: "Employees and Consultants"). The Hamdan Agreement does not obligate Omagine to pay any cash compensation to Hamdan for his continuing consulting services thereunder but does grant Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at a purchase price of $0.25 per share, exercisable ratably over five (5) years from the date of the Hamdan Agreement (the "Hamdan Options"). In addition the Hamdan Agreement contemplates that, subsequent to the Financial Closing Date, Hamdan may become Omagine's President and Chief Operating Officer and an Omagine employee. The Hamdan Options are exercisable only during periods which (i) the Hamdan Agreement remains in effect, or (ii) Mr. Hamdan is an employee of Omagine. The Hamdan Agreement has been amended to expire on December 31, 2009.




Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

As of the date hereof, the Company's officers and directors are in compliance with the requirements to file ownership reports as required by Section 16(a)of the Act.

Item 11.     Executive Compensation
--------     ----------------------

The following table sets forth information relating to the aggregate compensation received by the then current Executive Officers of the Company for services in all capacities during the Registrant's three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer whose total cash compensation exceeded $100,000.

                                   SUMMARY COMPENSATION TABLE
      (a)                (b)        (c)        (d)       (e)          (f)          (g)
                                                    Accrued Salary   Option
Name and Principal                Salary(1)   Bonus   Payable(1)     Awards(2)    Total
Position                 Year       ($)        ($)       ($)          ($)          ($)
-------------------      ----     ---------   ----- -------------    ------    ----------
Frank J. Drohan
Chief Executive and
Financial Officer        2008    $ 93,750       0     31,250        $ 47,170    $172,170
                         2007    $ 52,083       0     62,500        $      0    $114,583
                         2006    $ 26,042       0     98,958        $  7,500    $132,500

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.

(2) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named Executive Officer. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2008.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.


The following table shows the number of shares covered by exercisable and unexercisable options held by the Company's
Chief Executive Officer on December 31, 2008.

                                   OMAGINE, INC.
                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 DECEMBER 31, 2008
                     (b)                  (c)
                 Number of            Number of
                 Securities           Securities
                 Underlying           Underlying           (d)
                 Unexercised          Unexercised      Option Exercise         (e)
(a)              Options (#)          Options (#)         Price         Option Expiration
Name             Exercisable          Unexercisable        ($)                 Date
----             ----------           -------------    -------------    -----------------

Frank J. Drohan    500,000                    0            $0.25          August 31, 2011
                                        500,000            $0.52       September 23, 2018

There were 60,000 shares of the Company's Common Stock acquired during 2008 upon the exercise of options.

810,000 stock options were granted in 2008 to the Company's
Chief Executive Officer and to other Officers and Directors.
There can be no assurance that the Grant Date Fair Value of Stock Option Awards will ever be realized.

The following table summarizes information as of the close of business on December 31, 2008 about (i) the options under the Alfa International Corp. 2003 Stock Option Plan (the "Alfa Plan") which was approved by the Company's stockholders and (ii) options issued outside of the Alfa Plan.

                           Equity Compensation Plan Information
                           ------------------------------------
                                                                     Number of securities
                                                                     remaining available
                                                                     for future issuance
                         Number of securities  Weighted-average         under equity
                         to be issued upon     exercise price of      compensation plans
                           exercise of            outstanding       (excluding securities
                        outstanding options         options              in column (a)
                               (a)                  (b)                    (c)
                         ---------------       -----------------     --------------------
Alfa Plan                1,850,000                 $0.44                    650,000
-----------------------------------------------------------------------------------------
Non-Alfa Plan              800,000                 $0.25                          0

-----------------------------------------------------------------------------------------

TOTAL                    2,650,000                 $0.38                    650,000
-----------------------------------------------------------------------------------------

Our current stock option plan (the "Alfa Plan") is explained below under the heading "Stock Options" and in Note 7 to the accompanying consolidated financial statements.


The following chart summarizes the annual compensation for the Company's non-employee independent directors during 2008.

                                  Director Compensation
                                  ---------------------

                            (b)           (c)                          (e)
                           Fees          Stock          (d)          All Other       (f)
         (a)              Earned         Awards    Option Awards   Compensation     Total
        Name               ($)            ($)          ($) (1)         ($)           ($)
------------------------  ------        -------    -------------   ------------     -----
Salvatore Bucchere        $    0          0          8,009           0              8,009
Kevin Green               $    0          0          8,009           0              8,009
Louis Lombardo            $    0          0          5,108           0              5,108


(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under SFAS No. 123(R), and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by SFAS No. 123(R) will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal year ended December 31, 2008. Directors who are not Company employees are compensated for their service as a director as shown in the chart below:


                   Schedule of Independent Director Fees
                            December 31, 2008


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

(2) For non-employee outside Board members that have served on the Board for at least 3 years, 10,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably over three years (or such other vesting period as determined by the Board in its discretion).

        Stock Options Granted to Independent Directors
        ----------------------------------------------

On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 30,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest over three years provided the Board member continues to hold office. On January 1, 2004, the Company awarded options to purchase 30,000 shares of its Common Stock to each of its then two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.17 per share. All 60,000 of such options were exercised in December 2008 by Messrs. Bucchere and Green. On July 1, 2005, the Company awarded options to purchase 30,000 shares of its Common Stock to Mr. Louis J. Lombardo, an outside Director, at an exercise price of $1.00 per share. The options expire five years after the date of the grant.

Non-employee independent Board members that have served on the Board for at least 3 years will be granted 10,000 options (or such other number of options as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant. The date of grant shall be the first business day of each fiscal year next following completion of such three years of service. On October 30, 2007, the Company awarded options to purchase 30,000 shares of its Common Stock to each of Messrs. Bucchere and Green at an exercise price $0.90 per share. The options expire five years after the date of grant. 10,000 of such options vested on October 30, 2007, and an additional 10,000 of such options vested each on January 1, 2008 and 2009 to each of Messrs. Bucchere and Green.

On January 1, 2008, 30,000 options were granted to Mr. Lombardo at an exercise price of $0.80. 10,000 of such options vested on the grant date. An additional 10,000 options vested on January 1, 2009. Provided Mr. Lombardo is a director of the Company, 10,000 options shall vest on January 1, 2010.

Directors of the Company, who are employees of the Company do not receive additional compensation for their services as

Directors.


Report on the Repricing of Any Options or Stock Appreciation
Rights
------------------------------------------------------------

There was no repricing of any options during fiscal year 2008.
The Company has never issued any stock appreciation rights.



Employment Agreements and Consulting Agreements
-----------------------------------------------

In September 2001, Omagine entered into an employment agreement (the "Drohan Agreement") with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 100,000 shares of Common Stock at $0.25 per share during each of the first five years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified and the Company has from time to time suspended salary payments to Mr. Drohan and Mr. Drohan continued to provide services to the Company pursuant to the Drohan Agreement and the Company has accrued Mr. Drohan's unpaid salary. The Company, has agreed to pay such unpaid and accrued salary to Mr. Drohan without interest when, and if, the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 500,000 non-qualified stock options to Mr. Drohan which will vest ratably over five years from the grant date. 100,000 of such options shall vest September 24, 2009 and each September 24 for four years thereafter an additional 100,000 options shall vest. Expiration of all such options is ten years from the date of grant.

Pursuant to a written employment agreement effective September

1, 2001 (the "Kuczynski Agreement"), Omagine was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 50,000 shares of Common Stock at $0.25 per share during each of the first five years of the employment term (the "Kuczynski Options"). By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled. Effective August 1, 2007 the Company re-employed Mr. Kuczynski at an annual salary of $85,000 and the Company has from time to time suspended salary payments to Mr. Kuczynski and Mr. Kuczynski continued to provide services to the Company and the Company has accrued Mr. Kuczynski's unpaid salary. The Company has agreed to keep the Kuczynski Options in effect and to pay such unpaid and accrued salary to Mr. Kuczynski without interest when, and if, the Company has the financial resources to do so.

Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company will enter into a new employment agreement with Mr. Kuczynski. On September 23, 2008 the Board of Directors granted 250,000 non-qualified stock options to Mr. Kuczynski which will vest ratably over five years from the grant date. 50,000 of such options shall vest September 24, 2009 and each September 24 for four years thereafter an additional 50,000 options shall vest. Expiration of all such options is ten years from the date of grant.



CONSULTING AGREEMENTS
---------------------

The Hamdan Agreement:

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan (See: "Employees and Consultants"). Mr. Hamdan and Omagine have entered into an amended agreement ("Amended Agreement") changing the expiration date to December 31, 2009. All other terms and conditions of the Hamdan Agreement remain in full force and effect, whereby (i) Mr. Hamdan will provide ongoing consulting services to the

Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's President and Chief Operating Officer. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at $0.25 per share (the "Hamdan Option"), exercisable ratably at 160,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The Hamdan Option is exercisable only if (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an Omagine employee.


Employment Benefits:

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan and the Company sponsors a 401(k) retirement plan for all eligible employees.


Stock Options:

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

On March 19, 2007, in accordance with the Hamdan Agreement, Omagine issued Hamdan options to purchase up to 800,000 shares of Omagine's Common Stock at $0.25 per share exercisable ratably at 160,000 shares per year during the first five years subsequent to the Hamdan Agreement. These options are exercisable only if (i) the Hamdan Agreement is effect, or (ii) Hamdan is an Omagine employee. 320,000 of such options are currently exercisable; 160,000 Hamdan Options are scheduled to vest on each April 1of 2009, 2010, and 2011 provided the Hamdan Agreement is in effect or Mr. Hamdan is an Omagine employee on such dates.

Pursuant to an agreement dated August 27, 2007, Omagine (i) issued Agora International Enterprises Corp. ("Agora") 200,000 shares of Common Stock (the "Agoracom Shares") as compensation for services rendered through December 31, 2006,and (ii) continued in effect Agora's option for 200,000 shares of Common Stock at a purchase price of $0.82 per share(the "Agora Options").Agora acknowledged and agreed that (a) the Agoracom Shares are, and (b) the Common Stock issuable upon exercise of the Agora Options will be, "restricted securities" within the meaning of the Securities Act of 1933, as amended. The Agora Options are fully vested as of the date hereof and may be exercised in whole or in part at any time before December 31, 2011 (the "Expiry Date"). Any unexercised Agora Options will terminate on the Expiry Date.

In July 2005, the Company issued 30,000 non-qualified stock options to Mr. Louis J. Lombardo, an independent director. These options are exercisable at a price of $1.00 per share and expire five years after the date of the grant. As of the date of this Report, all 30,000 of such options are vested.

In January 2008, the Company issued an additional 30,000 non-qualified stock options to Mr. Lombardo. These options are exercisable at a price of $0.80 per share and expire five years after the date of grant. As of the date of this Report, 20,000 of such options are vested. Effective January 1, 2010, the remaining 10,000 of such options shall vest to Mr. Lombardo provided he is still a director of the Company on such date.

In November 2004, the Company issued 30,000 non-qualified stock options to each of Mr. Salvatore J. Bucchere and Mr. Kevin O'C. Green, each of whom are independent directors. These options were exercisable at a price of $0.17 per share and all 60,000 of such options were exercised in December 2008.

In October 2007, the Company issued an additional 30,000 non-qualified stock options to each of Mr. Bucchere and Mr. Green. These options are exercisable at a price of $0.90 per share and expire five years after the date of grant. As of the date of this Report, all 60,000 of such options are vested.

In September 2001 in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan and Kuczynski to purchase a total of 750,000 shares of the Company's Common Stock. These options are exercisable at a price of $0.25 per share, expire ten years after the date of grant and the 500,000 of these options held by Mr. Drohan and the 250,000 of these options held by Mr. Kuczynski are currently exercisable.

In September 2008, the Board of Directors issued additional non-qualified stock options to Messrs. Drohan and Kuczynski to purchase a total of 750,000 shares of the Company's Common Stock. These options are exercisable at a price of $0.52 per share, vest ratably over five years and expire ten years after the date of grant. 100,000 of the 500,000 of these options held by Mr. Drohan shall vest on September 24, 2009, and thereafter 100,000 of these options shall vest on September 24, 2010, 2011, 2012 and 2013. 50,000 of the 250,000 of these options held by Mr. Kuczynski shall vest on September 24, 2009, and thereafter 50,000 of these options shall vest on September 24, 2010, 2011, 2012 and 2013.

As of December 31, 2008, there were no incentive stock options outstanding under the Alfa Plan. Of the 2,650,000 non-qualified options outstanding at December 31, 2008, 1,850,000 of such options were issued under the Alfa Plan and 800,000 of such options were issued outside of the Alfa Plan. Following is a listing of all non-qualified stock options issued and outstanding as of December 31, 2008:

Name               No. of options  Exercise Price   Date of
                                                     Grant
---------------    --------------  ------------   -----------


Frank Drohan          500,000         $0.25         9/l/2001
Charles Kuczynski     250,000         $0.25         9/l/2001
Louis Lombardo         30,000         $1.00         7/1/2005
Agora                 200,000         $0.82       12/16/2005
Sam Hamdan            800,000         $0.25        3/31/2007
Salvatore Bucchere     30,000         $0.90       10/30/2007
Kevin Green            30,000         $0.90       10/30/2007
Louis Lombardo         30,000         $0.80        1/01/2008
Frank Drohan          500,000         $0.52        9/23/2008
Charles Kuczynski     250,000         $0.52        9/23/2008
William Hanley         30,000         $0.52        9/23/2008

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.
--------     ------------------------------------------------


The following table sets forth as of December 31, 2008: (i) the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company, and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (8)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            6,098,357                13.2%

Charles P. Kuczynski (l)(4)         799,866                 1.7%

Salvatore S. Bucchere (1)(6)        279,944                 0.6%

Louis J. Lombardo (1)(5)            281,300                 0.6%

Kevin O. Green (1)(6)               109,766                 0.2%

Muftah Benomran (2)               3,864,428                 8.3%

Mohammed K. Al-Sada (2)           5,549,092                12.0%

Sam Hamdan (2)(7)                 2,764,352                 6.0%

All officers and Directors
As a Group of 5 Persons           7,569,233                16.3%
----------------------------------------------------------------

(1) The address for each of these individuals is c/o the Company and each is a director of Omagine. Messrs. Drohan and Kuczynski are officers of Omagine.

(2) The address for each of these individuals is c/o the Company.

(3) Does not include Mr. Drohan's (i) 500,000 stock options currently exercisable at $0.25 per share, or (ii) 500,000 currently un-exercisable stock options at $0.52 per share.

(4) Does not include Mr. Kuczynski's (i) 250,000 stock options currently exercisable at $0.25 per share, or (ii) 250,000 currently un-exercisable stock options at $0.52 per share.

(5) Does not include Mr. Lombardo's (i) 30,000 stock options currently exercisable at $1.00 per share, or (ii) 20,000 stock options currently exercisable at $0.80 per share.

(6) Does not include the 60,000 stock options currently exercisable at $0.90 per share (30,000 held by Mr. Bucchere and 30,000 held by Mr. Green).

(7) Does not include Mr. Hamdan's 320,000 stock options currently exercisable at $0.25 per share.

(8) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.




                Changes in Control Arrangements
                -------------------------------
No change in control arrangements existed at December 31, 2008.

Item 13.     Certain Relationships and Related Transactions,
             and Director Independence.
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

Director Independence
---------------------

Three of the Company's five directors are independent.


Related Party Payables
----------------------

At December 31, 2008, the Company has included $337,563 of related party payables in its balance sheet. This amount consists of notes and accrued interest payable, unpaid salary and unreimbursed expenses due to Officers of the Company.



Item 14.      Principal Accountant Fees and Services
-------       ---------------------------------------

Audit Fees:
-----------

The Company was billed by its independent registered public accounting firm $25,000 in 2007 and $27,500 in 2008 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

Audit Related Fees:
-------------------

None

Tax Fees:
---------

None

All Other Fees:
---------------

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Salvatore J. Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements.



                            PART IV


Item 15.      Exhibits, Financial Statement Schedules.
--------      ----------------------------------------

Index to Financial Statements Required by Article 8 of
Regulation S-X:


F-1   Report of Independent Registered Public Accounting Firm;
F-2   Consolidated Balance Sheets as of December 31, 2008 and
      December 31, 2007;
F-3 Consolidated Statements of Operations for years ended December 31, 2008 and December 31, 2007
F-4   Consolidated Statements of Changes in Stockholders' Equity
F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007
F-6   Notes to the Financial Statements


Reports on Form 8-K:


On December 31, 2008 the Company filed a report on Form 8-K disclosing that it entered into a Standby Equity Distribution
Agreement  with YA Global Investments L.P.

Exhibit
Numbers             Description
-------            -------------

31.1            Sarbanes-Oxley 302 certification

32.1            Sarbanes-Oxley 1350 certification

99.1            The Omagine, Inc. 401(k) Adoption Agreement

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

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Vice President, Secretary and
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O'C. Green
             KEVIN O'C. GREEN,
             Director

     By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director


Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan	     President and Chief    February 25, 2009
FRANK J. DROHAN         Executive and
                        Financial Officer


/s/ William Hanley      Controller and         February 25, 2009
WILLIAM HANLEY          Principal Accounting
                        Officer

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.
{formerly Alfa International Holdings Corp.}

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                 /s/ Michael T. Studer CPA P.C.
February 11, 2009                   ----------------------------
Freeport, New York             F-1

                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2008               2007
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $ 49,511           $713,145
  Prepaid expenses and other current assets         40,774             10,173
                                                   --------          --------
       Total Current Assets                         90,285            723,318
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    129,941            129,941
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
        Total                                      164,558            164,558
  Less: Accumulated depreciation and amortization (150,719)          (139,988)
                                                   --------          --------
        Property and Equipment                      13,839             24,570
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,749             13,749
                                                   --------          --------

TOTAL ASSETS:                                    $ 117,873           $761,637
                                                  ========            =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                   $  238,728           $    -
  Accounts payable                                 356,368            298,630
  Accrued officer payroll                           72,500            180,036
  Due officers and directors                        26,335             26,907
  Accrued expenses and other current liabilities     6,345             36,667
                                                  --------           --------
        Total Current Liabilities                  700,276            542,240


LONG-TERM LIABILITIES                                 -                  -
                                                  --------           --------

TOTAL LIABILITIES                                  700,276            542,240
                                                  --------           --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares,
   Issued and outstanding: - 0 shares

  Common stock:
  $0.001 par value
  Authorized: 75,000,000 shares
   Issued and outstanding
     46,387,635 and 45,542,439
     shares respectively                            46,388             45,542
  Capital in excess of par value                17,253,221         16,748,237
  Retained earnings (deficit)                  (17,882,012)       (16,574,382)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)        (582,403)            219,397
                                               -----------         -----------
     Total Liabilities and Stockholders'
       Equity                                 $   117,873        $    761,637
                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                     OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      ------------------------
                                                       2008             2007
                                                      -----------  -----------
REVENUES:
  Net sales                                       $       -        $    29,590
                                                      -----------  -----------
Total revenues                                    $       -        $    29,590

                                                      -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                                           -             32,821
  Selling, general and administrative               1,308,003        1,012,386

                                                   ----------      -----------
  Total Costs and Expenses                          1,308,003        1,045,207
                                                   ----------      -----------
OPERATING LOSS                                     (1,308,003)      (1,015,617)

  Interest income                                       8,142              33
  Interest expense                                    ( 7,769)        (27,606)
                                                   ----------      -----------
NET LOSS                                           (1,307,630)      (1,043,190)

PREFERRED STOCK DIVIDENDS                                -             123,441
                                                   ----------      -----------

LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(1,307,630)     $(1,166,631)
                                                  ============     ============



BASIC AND DILUTED LOSS PER SHARE                  $      (.03)     $      (.03)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                  45,584,507       40,812,103
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

                                            F-3

                              OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Common Stock     Pref. Stock    Capital in    Retained
                                            Par             Par    Excess of     Earnings
                                  Shares    Value   Shares  Value  Par Value     Deficit)
                                 --------------------------------------------------------

Balances At December 31,2006 32,112,964  $32,113 $86,937  $87  $14,365,056 $(15,407,751)

Issuance of Common Stock for
  consulting services             6,250        6     -      -          744          -

Issuance of Common Stock for
  cash                        2,850,000    2,850     -      -      752,150          -

Purchase of Common Stock for
  cash                              (10)     -       -      -           (3)         -

Issuance of Common Stock upon
  conversion of debentures    2,737,629    2,738     -      -      124,206          -

Issuance of Common Stock in
  payment of accounts payable 2,800,337    2,800     -      -      339,230          -


Cancellation of Common Stock
  issued for consulting
  services                      (45,000)    (45)     -      -      (10,906)         -
Issuance of Common Stock
 upon  exercise of warrants   1,479,328   1,479      -      -    1,037,646          -

Preferred Stock and dividends
  converted to Common Stock   3,600,941    3,601 (86,937) (87)    119,927           -

Stock option expense                -        -       -      -      20,187           -

Preferred stock dividends           -        -       -      -         -        (123,441)

Net Loss                            -        -       -      -         -      (1,043,190)
                             ----------   ------  ------ ----   ----------   ------------
Balances at December 31,2007 45,542,439   45,542     -      -   16,748,237   (16,574,382)


Cancellation of Common Stock    (43,560)    (43)     -      -           43           -

Stock option expense                -        -       -      -       60,629           -

Issuance of Common Stock for
  consulting services            11,148      11      -      -        7,490           -

Contribution of Common Stock
   to 401K Plan                 100,960     101      -      -       52,399           -

Issuance of Common Stock for
   Cash                         547,500     548      -      -      234,652           -

Issuance of Common Stock for
   commitment fees              229,148     229      -      -      149,771           -

Net loss                            -       -        -      -          -      (1,307,630)
                             ----------  ------   ------ ----   ----------   ------------
Balance at December 31, 2008 46,387,635 $46,388   $  -   $  -  $17,253,221  $(17,882,012)
                             ==========  ======   ====== ====   ==========   ============


See accompanying notes to consolidated financial statements.

                                            F-4

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2008          2007
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(1,307,630) $(1,043,190)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                               10,731       23,086
    Stock based compensation related to stock options           60,629       20,187
    Issuance of common stock for Consulting services             7,501          750
    Cancellation of Common Stock issued for
    Consulting services                                            -        (10,951)
    Issuance of Common Stock for commitment fees               150,000          -
    Issuance of Common Stock for 401K contribution              52,500          -
  Changes in operating assets and liabilities:
    Accounts receivable                                            -         26,276
    Inventories                                                    -         13,063
    Prepaid expenses and other current assets                  (30,601)      (9,642)
    Convertible notes payable                                  232,015          -
    Accrued interest on convertible notes payable                6,713          -
    Accounts payable                                            57,738       56,752
    Customer Deposits                                              -        (12,140)
    Accrued expenses and other current liabilities             (30,322)      16,791
    Accrued officers payroll                                  (107,536)    (140,517)
    Accrued interest payable on convertible debentures             -            857
                                                            ----------    ----------
  Net cash flows used by operating activities               (  898,262)  (1,058,678)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                            -        (25,650)
                                                             ----------  -----------
         Net cash flows used by investing activities               -        (25,650)
                                                             ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                            (   572)     (24,610)
  Proceeds from issuance of common stock                       225,000      755,000
  Proceeds from exercise of common stock options
     and warrants                                               10,200    1,039,125
  Purchase of Common Stock                                         -             (3)
                                                            ----------   ----------
         Net cash flows from financing activities              234,628    1,769,512
                                                            ----------   ----------

NET CHANGE IN CASH                                            (663,634)     685,184

CASH BEGINNING OF YEAR                                         713,145       27,961
                                                            -----------   ----------
CASH END OF YEAR                                           $    49,511 $    713,145
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -     $     -
                                                            ===========   ==========
  Interest paid                                            $     1,056   $   20,378
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividends paid in
       common stock                                         $      -      $  123,441
                                                             ==========   ==========
     Issuance of Common Stock in payment of
       accounts payable                                     $      -     $  342,030
                                                            ===========   ==========
     Issuance of Common Stock upon conversion of
       Debentures and accrued interest                      $      -     $  126,944
                                                             ==========   ==========


See accompanying notes to consolidated financial statements.

                OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. ("Omagine") (formerly Alfa International Holdings Corp.) and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"), Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". On March 26, 2008 Contact and Ty-Breakers were merged with and into Omagine. All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Omagine is a holding company which operates through its wholly owned subsidiary, JOL. JOL is in the real estate development business in Oman.

     Financial Instruments - Financial instruments include cash, convertible notes payable and accrued interest, accounts payable, accrued officers payroll, due officers and directors, and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Revenue from the sale of products at Contact and Ty-Breakers was recognized upon shipment when goods were shipped to customers from the Company's outside warehouse. Products produced and sold by Contact and Ty-Breakers carried an implied warranty of merchantability and fitness for purpose only, and, except in the case of manufacturing defects, customers did not have the right to return products sold. Products sold on a "guaranteed sale" or "consignment" basis were maintained on Contact's records as inventory until they are paid for by the customer at which time the revenue was recognized. In the event that a subsidiary of the Company or of JOL signs a development agreement with the Government of Oman, such subsidiary will recognize revenue ratably over the development period, measured by methods appropriate to the services or products provided.

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

The statement eliminates the ability to account for share-based compensation transactions, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123 (R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our accompanying consolidated financial statements for the years ended December 31,2008 and 2007 reflect the impact of adopting SFAS 123 (R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R).

For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. SFAS 123 (R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2008 and 2007 were $60,629 and $20,187, respectively.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE:

On August 22, 2008, the Company issued a total of $232,015 of convertible notes payable (the "Convertible Notes") to the Company's president and secretary in satisfaction of $182,015 accrued payroll due them and a $50,000 loan payable due to the Company's president for a cash loan to the Company made on August 14, 2008.

The Convertible Notes bear interest at a rate of 8% per annum, are due February 28, 2009, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at a conversion price of $0.40 per share.

NOTE 4  - CONVERTIBLE DEBENTURES:

On December 8, 2005, Omagine sold a convertible debenture ("First Debenture") in the face amount of $250,000 to an investor in exchange for $215,000, net of placement costs and fees. On January 24, 2006 Omagine sold a second convertible debenture ("Second Debenture") in the face amount of $250,000 to the same investor in exchange for $225,000, net of placement costs and fees. The First Debenture was payable on or before December 7, 2008 and the Second Debenture was payable on or before January 23, 2009. Both the First Debenture and the Second Debenture (collectively "Debentures") accrued interest at 10% per annum. The holder had the option, at any time, to convert the then outstanding balance of the Debentures together with accrued and unpaid interest thereon into shares of Omagine's common stock ("Common Stock") at a price per share equal to 90% of the lowest volume weighted average price of a share of Common Stock during the fifteen trading days immediately preceding the conversion date, subject to certain adjustments. As of March 21, 2007 the Debentures together with all accrued and unpaid interest thereon were paid in full through such conversions into shares of Common Stock.

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

NOTE 5 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Omagine had designated 150,000 shares of its $0.001 par value preferred stock as "Series B Preferred Stock". The face value of the Series B Preferred Stock was $40 per share and dividends accrued at 5.0% per annum. Each share of Series B Preferred Stock was convertible at the option of the holder, at any time, into 40 shares of Common Stock. Accrued dividends, at the Company's option, were paid in cash or in shares of Common Stock valued at $1.00 per share.

Pursuant to the Certificate of Designation, Preferences and Rights for Series B Preferred Stock and a resolution of the Board of Directors, on September 28, 2007 (the "Redemption" Date"), the Company redeemed all 76,437 shares of Series B Preferred Stock (the "Preferred Shares") issued and outstanding on the Redemption Date.

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

From and after the Redemption Date, all rights of the holders of the Preferred Shares (except for the right to receive the Redemption price without interest upon surrender of their

Certificate or certificates) ceased with respect to such Preferred Shares. At December 31, 2008 and December 31, 2007, no shares of Series B Preferred Stock or any other shares of preferred stock were issued or outstanding.



NOTE 6 -  COMMON STOCK

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

In March 2007, the Company issued a total of 2,600,303 shares of its Common Stock to two parties (one of whom is a director and one of whom is a consultant) in satisfaction of $260,030 of accounts payable.

In May 2007 the Company sold 50,000 shares of its Common Stock to an individual at a price of $0.50 per share and the Company received net proceeds of $25,000.

In July and August 2007, the Company issued a total of 430,312 Shares of its Common Stock (including 10,312 shares in payment of dividends payable), to holders of 10,500 shares of Series B Preferred Stock upon conversion of such Series B Preferred Stock by the holders thereof.

In July 2007, the Company issued 1,380,167 shares of its Common
Stock to holders of $0.75 Warrants upon the exercise thereof by such holders. The Company received $1,035,125 from the exercise of such $0.75 Warrants.

In July 2007, the Company issued 79,161 shares of its Common
Stock to the holder of the Debenture Warrant upon the "cashless exercise" thereof by such holder.(See Note 4).

In September 2007, the Company issued a total of 3,170,629 shares of Common Stock (including 113,129 shares in payment of dividends payable) to holders of 76,437 Preferred Shares which the Company redeemed pursuant to the Redemption Notice (See Note
5).

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

In June of 2008, the Company issued 6,148 shares of its Common
Stock in payment of an account payable.

In August and September of 2008, the company sold 187,500 shares of Common Stock for total proceeds of $75,000.

In December of 2008 the Company issued 100,960 shares of Common Stock to all eligible employees of the Omagine Inc. 401(k) Plan; issued 229,148 shares of Common Stock as the commitment fee for the Standby Equity Distribution Agreement; sold 300,000 shares of Common Stock for proceeds of $150,000; and sold 60,000 shares of Common Stock for total proceeds of $10,200 pursuant to the exercise of stock options by two directors.



Note 7  - STOCK OPTIONS AND WARRANTS:

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

In 2007 and 2008, the Company issued a total of 90,000 non-qualified stock options to three individuals in connection with their continued service as independent outside directors. As of the date hereof 80,000 of such options are vested and the remaining 10,000 of such options are scheduled, in accordance with their terms, to vest on January 1, 2010. 60,000 of such options are exercisable at a price of $0.90 per share and 30,000 are exercisable at a price of $0.80 per share.

In September of 2008, the Company issued 780,000 non-qualified stock options to two officers and the Company's controller. 750,000 unvested options for the officers are scheduled to vest 150,000 on September 24, 2009, and 150,000 each September 24, thereafter for four succeeding years. The remaining 30,000 options relating to the September 2008 grant are scheduled to vest 10,000 on September 24, 2009, and 10,000 each September 24 thereafter for two succeeding years.

The Alfa Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company's Common Stock.


A summary of stock option and warrant activity is as follows:


                                             Year Ended December 31,
                             ------------------------------------------------------
                                       2008                           2007
                             -------------------------     ------------------------
                             Stock Options    Warrants     Stock Options   Warrants
                             -------------    --------     -------------   --------




Outstanding at January 1       1,900,000           -       1,165,000     4,450,467
Granted and Issued               810,000           -         860,000
Exercised                         60,000           -             -      (1,657,899)
Forfeited/expired/cancelled          -             -        (125,000)   (2,792,568)
                              ----------     ---------     ----------   ----------

Outstanding at December 31     2,650,000           -        1,900,000           -
                              ----------     ---------      ---------      ---------
Exercisable at December 31     1,350,000           -        1,220,000           -
----------     ---------      ----------     ---------      ---------      ---------

The 2,720,333 unexercised Common Stock purchase warrants held by the holders of Series B Preferred Stock (the
$0.75 Warrants) expired on July 31, 2007. During July 2007,
1,380,167 of such $0.75 Warrants were exercised by the holders thereof and the Company received proceeds therefrom of $1,035,125.



Stock options outstanding at December 31, 2008 (all non
-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           750,000            750,000           $ .25           August 31, 2011
  2005            30,000             30,000           $1.00             June 30, 2010
  2005           200,000            200,000           $ .82         December 31, 2011
  2007   (A)     800,000            320,000           $ .25            March 31, 2017
  2007   (B)      60,000             40,000           $ .90          October 29, 2012
  2008   (C)      30,000             10,000           $ .80         December 31, 2012
  2008   (D)     750,000                -             $ .52        September 23, 2018
  2008   (E)      30,000                -             $ .52        September 23, 2018
               ---------          ----------
 Totals        2,650,000          1,350,000
               =========          ==========


   (A) The 480,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2009 and 160,000 each April 1, thereafter for two succeeding years.
   (B) The 20,000 unvested options relating to the 2007 grant vested on January 1, 2009.
   (C) 10,000 of the 20,000 unvested options relating to the 2008 grant vested on January 1, 2009 and 10,000 will vest on January 1, 2010.
   (D) The 750,000 unvested options relating to the 2008 grant are scheduled to vest 150,000 on September 24, 2009 and 150,000 each September 24, thereafter for four succeeding years.
   (E) The 30,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on September 24, 2009, and 10,000 each September 24 thereafter for two succeeding years.


        As of December 31, 2008, there was $443,379 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $112,328 in 2009, $110,040 in 2010, $92,498 in 2011, $75,447 in
        2012, and $53,066 in 2013.

NOTE 8  - INCOME TAXES:

     Deferred tax assets are comprised of the following:

                                               December 31
                                          ----------------------
                                            2008        2007
                                          ----------  ----------
Federal net operating loss
  carry forwards                          $4,375,000  $3,930,000
State net operating loss
  carry forwards, net of
  federal tax benefit                        630,000     630,000
                                          ----------  ----------
                                           5,005,000   4,560,000
Less: Valuation allowance                  5,005,000   4,560,000
                                         ----------- -----------
Total                                    $       -   $       -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2008 and 2007.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2008.

     At December 31, 2008, the Company had Federal net operating loss carry forwards of approximately $12,868,000, expiring in various amounts from fiscal year 2009 to fiscal year 2028. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry forwards.


NOTE 9  - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc. ("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiary JOL which has concluded negotiations with the Government of Oman with respect to JOL's proposed development of an approximately $1.6 billion tourism related development project. JOL is awaiting the signing of the Development Agreement with the Government.

Prior to its discontinuance in March 2008, the apparel business of the Company was conducted primarily through its wholly owned subsidiaries Contact and Ty-Breakers.

Summarized financial information by business segment for the fiscal years ended December 31, 2008 and December 31, 2007 is as follows:

                                           2008             2007


Revenue:
  Real Estate Development            $         0     $         0
  Apparel                                      0          29,590
                                         -------         -------
Total                                $         0     $    29,590

Operating Expenses:
  Real Estate Development            $   247,659     $   353,179
  Apparel                                      0          82,648
  Corporate                            1,060,344         609,380
                                       ---------       ---------
Total                                $ 1,308,003     $ 1,045,207

Operating Loss:
  Real Estate Development           $   (247,659)   $  (353,179)
  Apparel                                      0        (53,058)
  Corporate                           (1,060,344)    (  609,380)
                                       ---------      ---------
Total                                $(1,308,003)   $(1,015,617)
                                       ---------      ---------

Identifiable Assets:
  Real Estate Development              $  40,833      $     771
  Apparel                                    -           39,354
  Corporate                               77,040        721,512
                                         -------        -------
Total                                  $ 117,873      $ 761,637


Capital Expenditures:
  Real Estate Development              $      -       $     -
  Apparel                                     -             -
  Corporate                                   -          25,650
                                           -------      -------
Total                                  $      -       $  25,650


Depreciation and Amortization:
  Real Estate Development              $     752      $     936
  Apparel                                      0              0
  Corporate                                9,979         15,779
                                         -------        -------
Total                                  $  10,731      $  16,715


Geographic Information - net sales:
United States                          $       0   $     29,590
                                         -------      ---------
                                       $       0   $     29,590


Operating loss is total revenue less operating expenses, which include: cost of sales, selling, general and administrative expenses, and other corporate expenses.

In 2007, one customer of the apparel segment accounted for 51% of total revenues and another customer accounted for 49% of total revenues.

NOTE  10 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2008 and 2007 was $74,934 and $70,529 respectively. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the warehouse space for 2008 and 2007 was $13,427 and $12,100, respectively. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2009.

At December 31, 2008, the minimum lease payments under non-cancelable operating leases are as follows:

2009                                 $  56,800
2010                                    56,800
2011                                    56,800
2012                                    56,800
Thereafter                               9,466
                                     ----------
Total                                $ 236,666

Employment Agreements
---------------------

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


Equity Financing Agreement
--------------------------

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P.( "YA"). The term of the SEDA is for two years and pursuant to its terms Omagine may, at its discretion, sell shares of the Company's Common Stock to YA in up to $200,000 periodic tranches of equity for a total purchase price over the term of the SEDA of up to $5,000,000. For each share of Common Stock purchased under the SEDA (a "Purchase"), YA will pay Omagine 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the 5 consecutive trading days after the date Omagine notifies YA with respect to such Purchase. YA's obligation pursuant to the SEDA to purchase shares of Common Stock is subject to certain conditions, including (i) Omagine obtaining an effective registration statement covering the shares of Common Stock to be sold under the SEDA, and (ii) the amount for each periodic equity tranche designated by Omagine not exceeding two hundred thousand dollars ($200,000).


Omagine Project
---------------

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