Form 10KSB/A
period 2007-12-31
Omagine, Inc.
filed 2009-03-04
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-KSB/A

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007
                            -----------------

  Commission File Number 0-17264
                         -------


                        Omagine, Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


      Delaware                                 20-2876380
  ------------------------               ---------------------
-
  (State of incorporation)               (I.R.S. Employer
                                          Identification
Number)


         350 Fifth Avenue, Suite 1103, New York, N.Y. 10118

              (Address of Principal Executive Offices)
         --------------------------------------------------


     Registrant's telephone number and area code: (212) 563-
4141


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

As of March 31, 2008 the Company had outstanding 45,492,439 shares of common stock, par value $.001 per share ("Common
Stock")

                       EXPLANATORY NOTE
                       ----------------

This amendment on Form 10-KSB\A (the ?Amended Filing?) to our annual report on Form 10-KSB for the period ended December 31, 2007 originally filed on April 14, 2008 (the ?Original Filing?)
is being made to include (i) the corrected language required in
Item 8A and Item 8A(T) and, (ii) the addition on the signature page of the signature of the Company?s principal accounting officer. We are also amending the language used in the management Certifications attached as exhibits 31.1 and 32.1 to conform in all respects with the language set forth in Item 601(b)(31) and (32) of Regulation S-K. Exhibits 31.1 and 31.2 are also attached separately from the body of the Amended Filing.

We are only amending and refiling those parts of the Original Filing that have been changed. This Amended Filing does not affect the Company?s consolidated financial statements for any period. This Amended Filing does not reflect events occurring after the Original Filing, or modify or update those disclosures affected by subsequent events. Information not affected by this
Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing. This Amended Filing should be read in conjunction with the Original Filing, and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings.

                        PART II
                        -------

Item 8A.    Controls and Procedures
-------     -----------------------

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC?s rules and forms (an ?Evaluation?). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company?s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.
The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2007 that materially affected or is reasonably likely to materially affect, the Company?s internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

The Company adopted a web-based software solution to automate and streamline its Sarbanes-Oxley compliance program. The Company formally contracted with an unaffiliated third party software supplier in a software end user license agreement (?End
User Agreement?) which was signed December 4, 2007. The End
User

Agreement remained in force until January 31, 2008 for the purpose of establishing Software access and set up, and to receive training in the use of the software. Commencing February 1, 2008, the End User Agreement automatically renewed for subsequent one year periods, unless the Company notifies the software supplier of its intention not to renew the End User Agreement after which the software supplier provides the Company an opportunity to extend the End User Agreement until the end of the Company?s then-current fiscal year or for ninety (90) days, whichever is longer. The product enables the Company to document and assess the design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The
Company pays an annual fee for unlimited access to the web-based platform. The software is fully operational and was successfully implemented for the filing of this Report on form 10-KSB



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



Item 13.      Exhibits and Reports on Form 8-K
--------      ---------------------------------

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-B.

Exhibit
Numbers             Description
-------            -------------

3.1                The Amendment to the Certificate
                   of Incorporation of the Company

31.1               Sarbanes-Oxley 302 certification *

32.1               Sarbanes-Oxley 1350 certification *

14                 The Code of Ethics

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


* Filed herewith.

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


     Omagine, Inc.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer

     By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Vice President, Secretary and
             Director

     By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

     By:     /s/ Kevin O?C. Green
             KEVIN O?C. GREEN,
             Director

     By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director


Dated: March 4, 2009

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


Name                    Title                          Date
----                    -----                          ----

                        Chairman of the Board,
/s/ Frank J. Drohan     President and Chief        March 4,
2009
FRANK J. DROHAN         Executive and Financial
                        Officer

/s/ William Hanley      Controller and
WILLIAM HANLEY          Principal Accounting
                        Officer                    March 4,
2009