Form 10-Q/A
period 2008-03-31
Omagine, Inc.
filed 2009-03-04
CIK 820600

                        FORM 10-Q/A
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

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
























                            (2)

                       EXPLANATORY NOTE
                       ----------------

This amendment on Form 10-Q\A (the "Amended Filing") to our quarterly report on Form 10-Q for the period ended March 31, 2008 originally filed on May 15, 2008 (the "Original Filing") is being made to include (i) the corrected language required in
Item 8A and Item 8A(T) and, (ii) the addition on the signature page of the signature of the Company's principal accounting officer. We are also amending the language used in the management Certifications attached as exhibits 31.1 and 32.1 to conform in all respects with the language set forth in Item 601(b)(31) and (32) of Regulation S-K. Exhibits 31.1 and 31.2 are also attached separately from the body of the Amended Filing.

We are only amending and refiling those parts of the Original Filing that have been changed. This Amended Filing does not affect the Company's consolidated financial statements for any period. This Amended Filing does not reflect events occurring after the Original Filing, or modify or update those disclosures affected by subsequent events. Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing. This Amended Filing should be read in conjunction with the Original Filing, and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings.

ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES


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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008. The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the first quarter of fiscal 2008 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



ITEM 6.    Exhibits and Reports on Form 8-K


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K


Exhibit
Numbers                Description
-------                -----------

31.1             Sarbannes-Oxley 302 certification *

32.1             Sarbannes-Oxley 1350 certification *

* Filed herewith.

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: March 4, 2009               OMAGINE, INC.
                                  (Registrant)


                                 By: /s/ Frank J. Drohan
                                 -------------------------
                                     Frank J. Drohan
                                     Chief Executive Officer
                                     and Chief Financial Officer

                                 By: /s/ William Hanley
                                 -------------------------
                                     William Hanley
                                     Controller and Principal
                                     Accounting Officer