Form 10-Q/A
period 2008-09-30
Omagine, Inc.
filed 2009-03-04
CIK 820600

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

                       EXPLANATORY NOTE
                       ----------------

This amendment on Form 10-Q\A (the "Amended Filing") to our quarterly report on Form 10-Q for the period ended September 30, 2008 originally filed on November 13, 2008 (the "Original Filing") is being made to include (i) the corrected language required in Item 8A and Item 8A(T) and, (ii) the addition on the signature page of the signature of the Company's principal accounting officer. We are also amending the language used in the management Certifications attached as exhibits 31.1 and 32.1 to conform in all respects with the language set forth in Item 601(b)(31) and (32) of Regulation S-K. Exhibits 31.1 and 31.2 are also attached separately from the body of the Amended Filing.

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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008. The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the third quarter of fiscal 2008 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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