Form 10-Q/A
period 2008-03-31
Omagine, Inc.
filed 2009-04-06
CIK 820600

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
























                            (2)

                       EXPLANATORY NOTE
                       ----------------

This amendment on Form 10-Q\A (the "Second Amended Filing") to our quarterly report on Form 10-Q for the period ended March 31, 2008 originally filed on May 15, 2008 (the "Original Filing") and amended on March 4, 2009 on Form 10-Q/A (the "Amended Filing") wherein we are amending the language used in the management Certification attached as exhibit 31.1 to conform in all respects with the language set forth in Item 601(b)(31) of Regulation S-B and of Regulation S-K. Specifically, the inadvertent omission of the language in paragraph 4(d) referring to internal control over financial reporting during the Registrant's most recent fiscal quarter has been included.

We are only amending and refiling the attached exhibit 31.1 and no other parts of the Original Filing or the Amended Filing have been changed. This Second Amended Filing does not affect the Company's consolidated financial statements for any period. This Second Amended Filing does not reflect events occurring after the Original Filing or the Amended Filing, or modify or update those disclosures affected by subsequent events. Information not affected by this Second Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing. This Second Amended Filing should be read in conjunction with the Original Filing, and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings.

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


DATED: April 6, 2009               OMAGINE, INC.
                                  (Registrant)


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