Form 10-Q
period 2009-03-31
Omagine, Inc.
filed 2009-05-11
CIK 820600

                        FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2009
                                --------------

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

As of May 8, 2009, the Registrant had outstanding 46,750,135 shares of Common Stock, par value $.001 per share.






















                            (2)

                       OMAGINE, INC.
                          INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2009 AND DECEMBER 31, 2008

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:

       THREE MONTHS ENDED MARCH 31, 2009

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

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












                            (4)

             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  March 31,       December 31,
                                                    2009              2008
           ASSETS                                 ---------       -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                           $  24,686          $  49,511
  Prepaid expenses and other current assets         38,376             40,774
                                                  --------           --------
       Total Current Assets                         63,062             90,285
                                                  --------           --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    129,941            129,941
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                  --------           --------
                                                   164,558            164,558
  Less: Accumulated depreciation and amortization (152,208)          (150,719)
                                                  --------           --------
                                                    12,350             13,839
                                                  --------           --------
  Other assets                                      13,606             13,749
                                                  --------           --------

TOTAL ASSETS:                                    $  89,018          $ 117,873
                                                   =======            =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                    $ 293,828          $ 238,728
  Accounts payable                                 452,001            356,368
  Accrued officer's payroll                        145,000             72,500
  Due officers and directors                        34,275             26,335
  Accrued expenses and other current liabilities    11,093              6,345
                                                  --------           --------
        Total Current Liabilities                  936,197            700,276
                                                  --------           --------

TOTAL LIABILITIES:                                 936,197            700,276

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares
   Issued and outstanding: - none                      -                  -

  Common stock:
  $0.001 par value
  Authorized: 75,000,000 shares
   Issued and outstanding:
    46,750,135 shares in 2009
    46,387,635 shares in 2008                       46,750             46,388
Capital in excess of par value                  17,353,440         17,253,221
Retained earnings (deficit)                    (18,247,369)       (17,882,012)
                                               -----------         ----------
     Total Stockholders' Equity (Deficit)         (847,179)          (582,403)
                                               -----------         ----------
Total Liabilities And Stockholders' Equity     $    89,018         $  117,873
                                               ===========         ==========


See accompanying notes to consolidated financial statements.


















                                         (5)

                      OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        THREE MONTHS ENDED
                                                            March 31,
                                                      ----------------------
                                                       2009            2008
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)
REVENUE:
  Net sales                                       $       -          $    -
                                                   ----------      -----------
Total revenue                                             -               -
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                           -               -
  Selling, general and administrative                 358,668         252,478
                                                   ----------      ----------
  Total Costs and Expenses                            358,668         252,478
                                                   ----------      ----------
OPERATING LOSS                                       (358,668)       (252,478)

  Interest income                                          32              61
  Interest expense                                     (6,721)            -
                                                   ----------      ----------
NET LOSS                                             (365,357)       (252,417)
                                                  ============     ===========

LOSS PER SHARE                                    $      (.01)     $     (.01)
                                                  ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       46,496,385      45,523,159
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.























                                           (6)


                           OMAGINE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                     Common Stock     Capital in    Retained
                                            Par       Excess of     Earnings
                                  Shares    Value     Par Value     Deficit)
                                 ---------------------------------------------

Balances At December 31, 2008  46,387,635   $46,388   $17,253,221 (17,882,012)
                               ==========    ======   =========== ============

Contribution of Common Stock
   to 401K Plan                   362,500       362        72,137

Stock option expense                  -         -          28,082         -

Net loss                              -         -             -      (365,357)
                               ----------    ------    ----------  -----------
Balances At March 31, 2009     46,750,135   $46,750   $17,353,440 (18,247,369)
                               ----------    ------    ----------  -----------


See accompanying notes to consolidated financial statements.


                                           (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2009         2008
                                                                ----         ----
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $( 365,357)  $ (252,417)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                1,489        2,729
    Stock based compensation related to stock options           28,082        9,210
    Issuance of Common Stock for 401K contribution              72,500          -

 Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets      2,540      ( 4,827)
    Accounts payable                                            95,633     (118,804)
    Accrued expenses and other current liabilities               4,748      (26,667)
    Accrued officers payroll                                    72,500          -
    Accrued Interest on convertible notes payable                5,100          -
                                                             ----------    ----------
  Net cash flows used by operating activities                 ( 82,765)    (390,776)
                                                             ----------    ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                              7,940           (1)
  Issuance of convertible notes payable                         50,000          -
                                                            -----------    ----------
         Net cash flows from financing activities               57,940           (1)
                                                            -----------    ----------

NET CHANGE IN CASH                                            ( 24,825)    (390,777)

CASH BEGINNING OF PERIOD                                        49,511      713,145
                                                            -----------   ----------
CASH END OF PERIOD                                          $   24,686  $   322,368
                                                            ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -    $       -
                                                            ===========   ==========
  Interest paid                                            $     1,621  $       -
                                                            ===========   ==========


See accompanying notes to consolidated financial statements.

                                        (8)

OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Omagine, Inc. ("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-K for the Company's fiscal year ended December 31, 2008 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report the Company has one wholly-owned subsidiary through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

Net Loss Per Share - Loss per share is based upon the weighted-average number of common shares outstanding during the period and does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.


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

The Convertible Notes bear interest at a rate of 8% per annum, were due February 28, 2009, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at a conversion price of $0.40 per share. The Convertible Notes are now due upon demand and continue to accrue interest.

On March 1, 2009 and March 17, 2009, the Company issued a total of $50,000 of convertible promissory notes ("Promissory Notes") to two investors in exchange for cash loans to the Company in the amount of $50,000. The Promissory Notes bear interest at a rate of 15% per annum, are due February 28, 2010 and March 16, 2010, respectively, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at a conversion price of $0.50 per share.


                            (10)

NOTE 4 - COMMON STOCK

In March 2009 the Company issued and contributed 362,500 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.


NOTE 5 - STOCK OPTIONS


The following is a summary of stock option activity for the three months ended March 31, 2009:


Outstanding at January 1, 2009                      2,650,000
Granted and Issued                                        -
Exercised                                                 -
Forfeited/expired/cancelled                               -
                                                    ---------

Outstanding at March 31, 2009                       2,650,000
                                                    ---------

Exercisable at March 31, 2009                       1,380,000
                                                    ---------


                            (11)

Stock options outstanding at March 31, 2009 (all non-qualified) consist of:

   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           750,000            750,000           $ .25           August 31, 2011
  2005            30,000             30,000           $1.00           June 30, 2010
  2005           200,000            200,000           $ .82           December 31, 2011
  2007(A)        800,000            320,000           $ .25           March 31, 2017
  2007            60,000             60,000           $ .90           October 29, 2012
  2008(B)         30,000             20,000           $ .80           December 31, 2012
  2008(C)        750,000                -             $ .52           September 23, 2018
  2008(D)         30,000                -             $ .52           September 23, 2013
               ---------          ----------
 Totals        2,650,000          1,380,000
               =========          ==========

   (A) Of the 480,000 unvested options relating to the 2007 grant, 160,000 vested on
       April 1, 2009 and 160,000 are scheduled to vest on each of April 1, 2010 and April
       1, 2011.
   (B) The 10,000 unvested options relating to the 2008 grant are scheduled to vest on January 1, 2010.
   (C) The 750,000 unvested options related to the 2008 grant are scheduled to vest
       150,000 on September 24, 2009 and then 150,000 on each September 24 in 2010, 2011,
       2012 and 2013.
   (D) The 30,000 unvested options relating to the 2008 grant are scheduled to vest
       10,000 on September 24, 2009 and then 10,000 on each September 24 in 2010 and
       2011.

       As of March 31, 2009 there was $415,297 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized
       $84,246 in 2009, $110,040 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066
       in 2013.


                                      (12)

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2009. Rent expense for the three months ended March 31, 2009 and 2008 was $28,135 and $26,619, respectively.

At March 31, 2009, the minimum future lease payments are as follows:

2009                                 $  42,600
2010                                    56,800
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 222,466
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

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity
Distribution Agreement (the "SEDA") with YA Global Investments,

                            (13)

L.P. ("YA"). The SEDA expires on December 21, 2010 and pursuant to its terms Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.

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

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act and they involve

                            (15)
various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


* Failure of Omagine SAOC (the "Project Company") to sign the
  Development Agreement with the Government of Oman;

* Failure of the Project Company to obtain the necessary financing required to design, build and operate the Omagine Project;

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


                              (16)

JOL has proposed to the Government of Oman (the "Government") the development of a real-estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine S.A.O.C. (the "Project Company"), an Omani corporation presently under formation. The Omani investors in the Project Company (the "Omani Shareholders"), Consolidated Contractors International Company S.A. ("CCIC") and JOL are the founder shareholders of Omagine SAOC (the "Founder Shareholders"). The Project Company will design, develop, own and operate the entire Omagine Project.

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

The Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by Omani law to purchase any land outside of an ITC. Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take about 4 to 5 years to complete. The Company plans over time to also be in the property management, hospitality and entertainment businesses.

The agreement between the Government and the Project Company governing the design, development, construction, management and
                              (17)
ownership of the Omagine Project is the "Development Agreement" (or the "DA"). The Government's intent is to employ one standardized DA ("Standard DA" or "SDA") for all ITC development projects in Oman, and integrate the specific terms, conditions and characteristics of each specific project into that Standard DA, a task while possible, is a complex undertaking given the complexities and considerable differences among the variety of proposed projects.

In May 2008 the Government of Oman formally approved the terms by which the Omagine Project will be developed and the Company subsequently formally accepted the approved terms, a required step before the Government and the Project Company sign the Development Agreement.

The Company and its attorneys have been negotiating the DA with the Government since 2006. Recently the Founder Shareholders and the Project Company's attorneys have been engaged with the Government, and more specifically with the three relevant Government Ministries - Ministry of Tourism ("MOT"), Ministry of Finance and Ministry of Legal Affairs - since a draft DA based on the proposed Standard DA was delivered to MOT in July 2008 (the "July 2008 Draft Agreement"). The July 2008 Draft Agreement incorporated the specific commercial and other terms for the Omagine Project that were agreed to and approved by the Government and accepted by the Company in formal written communications.

The review process of the July 2008 Draft Agreement included each such Ministry and its respective legal staff and culminated in a November 2008 meeting among the representatives of Omagine and the three Government Ministries where the Company's "comment list" of required changes to the Standard DA necessary to make it suitable for the Omagine Project was reviewed. The parties agreed and accepted the majority of the Company's suggested changes (the "Agreed Changes") and, as requested by the Government, the Company subsequently delivered a "marked draft" of its proposed DA showing the additions and deletions necessary to incorporate such Agreed Changes (the "November 2008 Draft Agreement").

During December 2008 and throughout the first quarter of 2009, the Company and its attorneys remained engaged with the Ministry of Tourism in an attempt to conclude the Development Agreement.
                              (18)

These interactions and the official Government review and comment process for the November 2008 Draft Agreement resulted in a request from MOT to prepare yet another schedule detailing the Company's proposed changes to the Standard DA (the "Schedule of Changes"). The Company's attorneys prepared the Schedule of Changes and submitted it to the Government on February 17, 2009 together with an updated draft Development Agreement (the "February 2009 Draft Agreement"). The Government subsequently confirmed in writing to the Company that March 16, 2009 was the date that they would meet with the Company to discuss and conclude the Development Agreement (the "Final Meeting"), which the Government described as the "wrap-up" meeting for the Omagine Development Agreement. The Government also informed the Company's attorneys that it planned to conduct internal meetings (the "Government Internal Meetings") among the relevant Ministries (Tourism, Legal Affairs and Finance) in preparation for the Final Meeting and to review the Schedule of Changes with a view toward expediting the review process required at the Final Meeting. As of the date hereof, the Government has postponed the Final Meeting and the Government Internal Meetings have not yet been finalized or concluded.


On March 30, 2009 the Company received a letter from MOT stating in relevant part that "... The inclusion of your comments and additions directly into the SDA very much impedes the sorting out of the points ..." Although such inclusion was done in a "redline document" at the specific request of the MOT, the letter went on to request: (i) "including the commercial terms with respect to the Landmark as a separate Annexure to the SDA", and (ii) including a separate document with "... any comments or additions on the SDA". Complying with this request did not change anything in our proposed February 2009 Draft DA but required (i) moving large amounts of the document into an annex which is then incorporated into the DA, and (ii) performing a clause-by-clause analysis of the DA showing those clauses where the SDA language and our proposed language differ and the reason for such difference. This was an enormous task which was completed and delivered to the MOT on April 30, 2009. While management believed this new annex ("Annex A") and the clause-by-clause analysis (the "Omagine Comments") were redundant and unnecessary, they are in fact startlingly clear and make all our proposed changes to the SDA simple to review and easy to understand. Moreover they positively illuminate how our proposed
                              (19)
changes to the SDA will work to the Government's and our mutual benefit. Notwithstanding the foregoing described delays and postponements, management believes that the Government's bureaucratic process has now run its course, and management is unwavering in its belief that the Company's persistent insistence upon the clarity of the language of the development agreement will be of enormous financial value to all parties once the actual development of the Omagine Project is underway. As of the date hereof the Government has re-started the Government Internal Meetings regarding Omagine and we expect very few, if any, controversial items to emerge. In view of the previously encountered delays, management is reluctant to make predictions, but we are of the opinion that the Company's patient approach to this process will yield positive results and that a development agreement will be signed by the Project Company and the Government within the next 60 days.

Although the Company expects some inconsequential re-drafting of the February 2009 Draft Agreement to be required, management is highly confident that the Government Internal Meetings will result in a draft development agreement acceptable to all parties.

The Company presently anticipates that, either the conclusion of the Government's review process in the Government Internal
Meetings, or the Final Meeting, if required, will result in a fully settled and agreed document ready for printing and signature soon thereafter.

Subsequent to execution of the Development Agreement, the Government, since it will not be a shareholder of the Project Company, will have significantly less input into the development of the Omagine Project and will have no control over the Project Company's day-to-day operations and execution of the project.

It was previously agreed that Omagine SAOC (the Project Company) would be formed in Oman immediately after the Development Agreement had been signed. All parties had previously agreed that the Company and CCIC would sign the Development Agreement on behalf of Omagine SAOC (under formation) but the Government has now requested that we and CCIC and the Omani Shareholders form the Project Company prior to the signing of the Development Agreement so that the Project Company will be the legal Omani entity signing the DA with the Government. This is perfectly

                              (20)
reasonable and the Company has no objection. We are presently in the process of forming the Project Company so that it is legally in existence in Oman and ready to sign the Development Agreement when required.

The Company believes that no outstanding issues exist in the February 2009 Draft Agreement and all parties, including the Government and the Omani Shareholders, are desirous of signing the Development Agreement expeditiously. The date of signing the Development Agreement is entirely in the hands of the Government. Based on recent letters received from the Government and on conversations with the Omani Shareholders, Government officials and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter. No signing date for the Omagine Development Agreement has yet been determined, however the Company anticipates that following the completion of the Government Internal Meetings or the Final Meeting, if required, that a date will be indicated.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A., a Panamanian corporation ("CCIC") is the investment arm of CCG. Consolidated Contractors Company Oman, LLC, an Omani limited liability corporation ("CCC") is a construction company employing approximately 6,000 people in Oman and is CCG's operating subsidiary in Oman. Neither CCG, CCIC nor CCC is an affiliate of the Company.

The three Omani Shareholders are (i) The Omani Union Real Estate Development Company LLC, an Omani limited liability company ("ORDC"), (ii) Mohammed Nasser Al-Khasibi, an Omani citizen ("MNK") and (iii) the Office of Royal Court Affairs, an Omani organization which represents the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of the Sultanate of Oman ("RCA"). None of the Omani Shareholders are affiliates of the Company.

The date the legally binding documents providing the construction and project financing for the Omagine Project are executed by the Project Company and the banks is the "Financial

                              (21)

Closing Date" and such date is expected to occur approximately six months after the development agreement is signed with the Government. As of the date hereof, the Company has arranged approximately USD $110 million of equity capital for the Project Company via written agreements for (i) the sale of minority equity interests totaling 49.5% of the Project Company to CCIC (12%); ORDC (20%); RCA (12.5%); and MNK (5%) for a total of $109.3 million and, (ii) the sale to JOL of a 50.5% majority stake in the Project Company for $656,500.

The Company's attorneys are currently preparing the shareholders' agreement among the Founder Shareholders memorializing the foregoing. The legal requirement in Oman for the initial capitalization of Omagine S.A.O.C. is 500,000 Omani Rials or approximately one million three hundred thousand U.S. dollars ($1,300,000). Upon formation, each Founder Shareholder, including the Company, will be required to contribute its portion of such initial capital in proportion to its ownership percentage in order to organize the Project Company. The Company's required contribution will therefore be 50.5% of the $1,300,000 or approximately $656,500 (the "Company Capital Contribution"). Seventy-five percent (75%) of the remaining balance of the agreed capital coming from the Omani Shareholders (approximately $45 million) will be paid into the Project Company over the six month period immediately subsequent to the signing of the Development Agreement and twenty-five percent (25%) of such remaining balance of agreed capital (approximately $15 million) will be paid into the Project Company on the Financial Closing Date. One hundred percent (100%) of the remaining balance of the agreed capital coming from CCIC (approximately $49.4 million) will be paid into the Project Company on the Financial Closing Date. Other than the Company Capital Contribution which it will contribute upon formation of the Project Company, the Company is not required to contribute anything further to the Project Company.

The Company has signed a contract with CCIC regarding (i) its approximately $49.4 million investment in the Project Company, and (ii) the appointment of CCC's Omani based subsidiary company as the general contractor for the construction of the Omagine Project.



                              (22)

The memoranda of understanding with the Omani Shareholders which memorialize the Company's agreements with them as indicated above (the "MOUs") and the contract with CCIC (collectively, the "Investor Agreements") have in the past been renewed from time to time as the signing of the Development Agreement was delayed. As of the date hereof each of the Investor Agreements have expired but both the Omani Shareholders and CCIC have verbally agreed to continue them in effect and to comply fully with their respective terms and conditions.

The terms and conditions of the Investor Agreements are being incorporated into a written shareholders' agreement among the Founder Shareholders ("Shareholders' Agreement") presently being prepared. The Shareholders' Agreement will, among other things, memorialize the approximately USD $109.3 million combined investment into the Project Company by CCIC, ORDC, MNK and RCA. As previously disclosed, it has been management's experience that there is no shortage of willing investors or contractors for the Omagine Project and that continues to be the case.

The date the Development Agreement is ratified by the Government of Oman is the "Effective Date". Pursuant to the Investor Agreements, the Shareholders' Agreement will provide that the investments by the Omani Shareholders into the Project Company will be paid to the Project Company in monthly installments during the period beginning on the Effective Date and ending on the Financial Closing Date. The Investor Agreement with CCIC provides that its investment into the Project Company will be paid to the Project Company on the Financial Closing Date. As presently contemplated by the terms of the Investor Agreements with the Omani Shareholders, the Project Company will have the financial capacity to begin development of the Omagine Project almost immediately after the Effective Date.

In order to move into the actual development stage of the Omagine Project, the Project Company and the Government must first sign the Development Agreement. The Company and the Founder Shareholders are closely following the review process by the Government of the recently delivered Annex A and Omagine Comments. As of the date hereof the Government is continuing to conduct the Government Internal Meetings and the Company is awaiting news regarding any possible drafting changes to the February 2009 Draft Agreement that may be required. The Company

                              (23)
believes that neither Annex A, nor the Omagine Comments nor the February 2009 Draft Agreement contains any outstanding issues and expects to finalize and sign the Development Agreement after the conclusion of the Government Internal Meetings.

As previously stated, the only new requirement imposed by the Government was that the Company form the Project Company with CCIC and the Omani Shareholders prior to the signing of the Development Agreement and the performance of that task is underway. As presently contemplated, after corporate formation of Omagine SAOC the Company will own 50.5% of the Project Company, CCIC will own 12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders. The Government will not own any part of the Project Company.

In accordance with accounting principles generally accepted in the United States of America, the financial results of Omagine SAOC will be consolidated with the financial results of the Company in such manner as to reflect the Company's percentage ownership of Omagine SAOC. Based upon the anticipated 50.5% majority ownership of Omagine SAOC by the Company, it is presently expected therefore that beginning on the Effective Date the Company will - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as its proceeds from the sales of residential units and bank borrowings will be utilized by it to develop the Omagine Project. The Project Company's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

As presently contemplated, BankMuscat, Oman's largest financial institution, will be hired by the Project Company to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Company has an MOU with Bank Muscat regarding project financing and financial advisory services (the "Bank Muscat Agreement"). The Bank Muscat Agreement expired in November 2008 but BankMuscat has verbally agreed that it will be the Company's financial advisor if the Company so desires.


                              (24)

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management has been in touch with BankMuscat regarding the financing of the Omagine Project and BankMuscat has indicated that it expects the project finance market to be substantially more stable when the Project Company will be seeking such financing on the Financial Closing Date. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. The Project Company's prospective Omani bankers and partners are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project.

The Company expects, based on present assumptions which are subject to modification, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be less than the approximately $1.6 billion dollars that it had heretofore budgeted for such work.

Although the Government of Oman has approved the commercial terms for the Omagine Project, until the Development Agreement is signed, no assurance whatsoever can be given that it actually will be signed. Management therefore cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Prior estimates by the Company of when the Development Agreement would be signed have had to be frequently amended, as required, to reflect management's then current best estimate of the Government's bureaucratic process. As of the date hereof management estimates that the Development Agreement will be signed within the next sixty (60) days.

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the beginning of the development of the Omagine Project
- which, as of the date hereof, is not certain to occur.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financial Closing Date will actually occur.
                              (25)

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

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2009 vs.
THREE MONTHS ENDED MARCH 31, 2008

The Company had no revenue in the first quarter of 2009 and 2008.

Selling, general and administrative expenses were $358,668 in the first quarter of 2009, compared to $252,478 in the first quarter of 2008. This increase of $106,190 (42%) was attributable to increased stock option expense of $18,872, increased pension expense of $72,500, increased accounting fees of $10,000, increased legal fees of $35,367, increased consulting fees of $17,615, increased stockholder relations expense of $8,946 and various increases of $1,986 offset by decreased expenses for fringe benefits of $14,795 and travel of $44,301.

The Company experienced an operating loss of $358,668 during the first quarter of 2009 as compared to an operating loss of $252,478 during the same period in the previous fiscal year. This $106,190 (42%) increase in the Company's operating loss is attributable to increases in general and administrative costs.
                              (26)

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

No capital expenditures were incurred during the quarterly period ended March 31, 2009. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

LIQUIDITY AND CAPITAL RESOURCES:

Although the Company experienced net positive cash flow during its 2007 fiscal year, it has experienced negative cash flows from operating activities during the past several years. The Company incurred net losses of $1,307,630, $1,043,190 and $767,951 in its fiscal years 2008, 2007 and 2006, respectively. The Company's net loss for the three months ended March 31, 2009 was $365,357. During the three months ended March 31, 2009, the Company experienced a decrease in cash of $24,825. At March 31, 2009, the Company had a working capital deficit of $873,135, compared to working capital deficit of $609,991 at December 31, 2008. The $263,144 increased deficit in working capital is attributable primarily to the $24,825 decrease in cash partially offset by a $95,633 increase in accounts payable, a $72,500 increase in Pension Expense and a $72,500 increase in Accrued Payroll. Of the $936,197 of current liabilities at March 31, 2009, $422,579 (56%) represent amounts due to officers and directors.

The failure of the Company to secure additional funding to implement its business plan, or the failure to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Omagine may, at its sole option and
                               (27)
upon giving a Purchase Notice, sell Shares to YA at the Purchase Price (as determined by the SEDA). The Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing the Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009. As of the date hereof, the Company may make sales of Shares to YA pursuant to the SEDA.


ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms (an "Evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during

                               (28)
the first quarter of fiscal 2009 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.    Exhibits and Reports on Form 8-K


 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers                Description
-------                -----------

31.1            Sarbannes-Oxley 302 certification *

32.2            Sarbannes-Oxley 1350 certification *

* Filed herewith.

                              (29)

(b)       Reports on Form 8-K


On January 7, 2009 the Company filed a report on Form 8-K disclosing that it had issued a press release announcing the signing of a $5 million Standby Equity Distribution Agreement
("SEDA") with YA Global Investments L.P. ("YA").

On March 25, 2009 the Company filed a report on Form 8-K which provided an update to its shareholders regarding the status of the proposed Omagine Project in Oman.





                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: May 11, 2009               OMAGINE, INC.
                                  (Registrant)


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

                              (30)