Form 10-Q
period 2009-06-30
Omagine, Inc.
filed 2009-08-17
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009
                                -------------

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

As of August 14, 2009, the Registrant had outstanding 48,345,952 shares of Common Stock, par value $.001 per share.


















                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2009 AND DECEMBER 31, 2008

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
       SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:
       SIX MONTHS ENDED JUNE 30, 2009

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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













                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            ------------------------------


                                           June 30,          December 31,
                                             2009                 2008
        ASSETS                             ---------          ----------
                                          (Unaudited)            Note 1
CURRENT ASSETS:
Cash                                       $     180            $ 49,511
Prepaid expenses and other
  current assets                              20,387              40,774
                                            --------            --------
        Total Current Assets                  20,567              90,285
                                            --------            --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment              129,941             129,941
  General plant                               17,800              17,800
  Furniture and fixtures                      15,951              15,951
  Leasehold improvements                         866                 866
                                            --------            --------
                                             164,558             164,558
  Less:  Accumulated depreciation
    and amortization                        (153,697)           (150,719)
                                            --------            --------
                                              10,861              13,839
                                            --------            --------
OTHER ASSETS:

Other assets                                  13,606              13,749
                                            --------            --------

Total Assets                               $  45,034           $ 117,873
                                            ========            ========






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued
   interest                                $ 300,325           $ 238,728
Accounts payable                             436,253           $ 356,368
Accrued payroll                              209,500              72,500
Due officers and directors                    34,209              26,335
Accrued expenses and other
  current liabilities                         16,639               6,345
                                           ---------            --------
Total Current Liabilities                    996,926             700,276
                                            ---------           --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none                -                  -

Common stock:
  $ 0.001 par value
  Authorized:  75,000,000 shares
    Issued and outstanding:
     47,292,927 shares in 2009
     46,387,635 shares in 2008                47,293             46,388
Capital in excess of par value            17,445,979         17,253,221
Retained earnings (deficit)              (18,445,164)       (17,882,012)
                                          ----------         ----------
Total Stockholders' Equity (Deficit)        (951,892)          (582,403)
                                          ----------          ---------
  Total Liabilities and Stockholders'
    Equity                                $   45,034          $ 117,873
                                           =========           ========


See accompanying notes to consolidated financial statements.


                             (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2009          2008         2009          2008
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $      -     $       -    $     -
                                        --------     ---------    ----------  ---------
Total revenues                               -             -             -          -
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -             -                        -
Selling, general and administrative      189,728       315,755       548,488    572,535
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 189,728       315,755       548,488    572,535
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (189,728)     (315,755)     (548,488)  (572,535)
Interest Income                              -           1,111            32      5,473
Interest Expense                          (8,067)          -         (14,696)       -
                                       ---------     ----------    ----------  ----------

NET INCOME (LOSS)                     $ (197,795)   $ (314,644)   $ (563,152) $(567,062)
                                         -------       -------       -------    -------

NET LOSS PER SHARE, BASIC AND DILUTED $   (.00)     $   (.01)     $  (.01)    $   (.02)
                                         -------       -------     --------     -------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, BASIC AND DILUTED     46,980,074    39,699,151    46,738,229 37,746,481
                                      ----------    ----------    ---------- ----------


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
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2008   46,387,635   $ 46,388  $ 17,253,221   (17,882,012)

 Contribution of Common Stock
    To 401K Plan                    362,500        362        72,137           -

 Stock option expense                   -          -          56,164           -

 Sale of Stock Under Stock
    Equity Distribution
    Agreement                       542,792        543        64,457           -

 Net loss                              -           -             -        (563,152)
                                 ----------   --------  ------------    -----------
 Balances At June 30, 2009       47,292,927   $ 47,293  $ 17,445,979   (18,445,164)
                                 ==========     ======    ==========    ==========

See accompanying notes to consolidated financial statements.

                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                       Six Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                      2009          2008
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (563,152)   $(567,062)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     2,977        5,459
    Stock based compensation related to stock options                56,164       21,471
    Issuance of common stock for consulting services                    -          7,501
    Issuance of Common Stock for 401K contribution                   72,500          -

  Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets          20,530       10,173
    Accounts payable                                                 79,885      (68,919)
    Accrued expenses and other current liabilities                   10,294      (36,667)
    Accrued payroll                                                 137,000       (5,000)
    Accrued interest on convertible notes payable                    11,597          -
                                                                   --------      --------
  Net cash flows from operating activities                         (172,205)    (633,044)
                                                                   --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                   7,874          -
  Proceeds from issuance of common stock                             65,000          -
  Issuance of convertible notes payable                              50,000          -
                                                                   --------      --------
  Net cash flows from financing activities                          122,874          -
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                  (49,331)    (633,044)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            49,511      713,145
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                               $     180    $  80,101
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $     -      $     -
                                                                   ========      ========
Interest paid                                                     $   1,621     $    -
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


NOTE 2  - GOING CONCERN AND LIQUIDITY

The Company has incurred significant operating losses, raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to attain profitable operations or obtain additional financing.

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

On March 1, 2009 and March 17, 2009, the Company issued a total of $50,000 of convertible promissory notes ("Promissory Notes") to three investors in exchange for cash loans to the Company in the amount of $50,000. The Promissory Notes bear interest at a rate of 15% per annum, are due February 28, 2010 and March 16, 2010, respectively, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at the conversion price of $0.50 per share.

                            (10)

NOTE 4 - COMMON STOCK

In March 2009 the Company issued and contributed 362,500 shares of Common Stock to all eligible employees of the Omagine, Inc.
401(k) Plan.

In May and June of 2009, the Company issued 542,792 shares of
Common Stock for proceeds of $65,000 under the Standby Equity
Distribution Agreement with YA Global Investments, LP. (See Note
6)

NOTE 5  - STOCK OPTIONS

The following is a summary of stock option activity for the six months ended June 30, 2009:


       Outstanding at January 1, 2009     2,650,000
       Granted and Issued                       -
       Exercised                                -
       Forfeited/expired/cancelled              -
                                          ---------

       Outstanding at June 30, 2009       2,650,000
                                          ---------

       Exercisable at June 30, 2009       1,540,000
                                          ---------










Stock options outstanding at June 30, 2009 (all non-qualified) consist of:



                            (11)

 Year       Number       Number      Exercise   Expiration
Granted   Outstanding  Exercisable     Price      Date
-------   -----------  -----------   --------   ----------

2001       750,000       750,000     $ .25    August 31, 2011
2005        30,000        30,000     $1.00    June 30, 2010
2005       200,000       200,000     $ .82    December 31, 2011
2007(A)    800,000       480,000     $ .25    March 31, 2017
2007        60,000        60,000     $ .90    October 29, 2012
2008(B)     30,000        20,000     $ .80    December 31, 2012
2008(C)    750,000           -       $ .52    September 23, 2018
2008(D)     30,000           -       $ .52    September 23, 2013
          --------      --------
Totals   2,650,000     1,540,000
         =========     =========

(A) The 320,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2010 and 160,000 on April 1, 2011.
(B) The 10,000 unvested options relating to the 2008 grant are scheduled to vest January 1, 2010.
(C) The 750,000 unvested options related to the 2008 grant are scheduled to vest 150,000 on September 24, 2009 and then 150,000 on each September 24 in 2010, 2011, 2012 and 2013.
(D) The 30,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on September 24, 2009 and then 10,000 on each September 24 in 2010 and 2011.

As of June 30, 2009 there was $387,215 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $56,164 in 2009, $110,040 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066 in 2013.


NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat,

                            (12)

Oman under a one year lease expiring December 31, 2009. Rent expense for the six months ended June 30, 2009 and 2008 was $69,822 and $41,810 respectively.

At June 30, 2009, the minimum future lease payments are as follows:

2009                                 $  28,400
2010                                    56,800
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 208,266
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

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the terms of the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole

                            (13)
discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"),(ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars $200,000). The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.

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

NOTE 7 - SUBSEQUENT EVENTS

Between July 1, 2009 and August 14, 2009, the Company sold
1,053,025 shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $110,000.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.
                            (14)

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

Revenue Recognition. Revenue was recognized at Contact and Ty-Breakers when goods were shipped to customers from the Company's outside warehouse. In the event the Company signs a Development Agreement with the Government of Oman, the Company will recognize revenue ratably over the development period, measured by methods appropriate to the services and products provided.


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations constitute forward-looking

                            (15)
statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


* Failure of the Company's Oman based subsidiary (the "Project
  Company") to sign the Development Agreement with the Government of Oman;

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

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by the Project Company, may be added to Company's operations.








                            (16)

JOURNEY OF LIGHT, INC.
----------------------
The Omagine Project
-------------------

JOL is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman").

JOL has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the "Omagine Project") to be developed in Oman by the Project Company, an Omani corporation presently under formation. JOL, Consolidated Contractors International Company ("CCIC") and the Omani investors in the Project Company (the "Omani Shareholders") are the founder shareholders (the "Founder Shareholders") of the Project Company. The Project Company will design, develop, own and operate the entire Omagine Project.

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

                            (17)

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take about 4 to 5 years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

In May 2008 the Government of Oman formally approved the terms by which the Omagine Project will be developed and the Company subsequently formally accepted the approved terms, a required step before the Government and the Project Company sign the Development Agreement (or the "DA"), the agreement which will govern the design, development, construction, management and ownership of the Omagine Project.

In July 2008 the Company delivered a completed draft DA for the Omagine Project (the "July 2008 Draft Agreement") to the Ministry of Tourism ("MOT") which was based upon the then most recent standardized development agreement ("Standard DA" or "SDA") created by the Government in June 2008. The Government's intent is to employ one Standard DA for all development projects in Oman, and integrate the specific terms, conditions and characteristics of each specific project into that Standard DA, a task while possible, is a complex undertaking given the complexities and considerable differences among the variety of proposed projects. The July 2008 Draft Agreement incorporated the specific commercial and other terms for the Omagine Project that were agreed to and approved by the Government and accepted by the Company in formal written communications.

The Founder Shareholders and the Project Company's attorneys have been engaged with the three required Government Ministries along with their respective legal staffs during the DA review process: The Ministry of Tourism ("MOT"), Ministry of
Finance and Ministry of Legal Affairs. The Founder Shareholders and the Project Company's attorneys have met with the representatives of these Ministries individually and collectively. At one such collective meeting on November 2, 2008 all parties reviewed the Company's "comment list" of required changes to the Standard DA necessary to make it suitable for the Omagine Project. All parties agreed and accepted the Company's suggested changes (the "Agreed Changes") and the Company was requested to provide a "marked draft" of its proposed DA showing such Agreed Changes (the "November 2008 Draft Agreement"), which

                            (18)
was delivered to all three Government Ministries electronically on November 5, 2008 and in printed and bound form on November 9, 2008.

During December 2008, January 2009 and February 2009, the Company and its attorneys exchanged letters with the Ministry of Tourism in an attempt to conclude the Development Agreement. The result of these exchanges and the official Government review and comment process for the November 2008 Draft Agreement were that
(1) the Government agreed to meet in January (rescheduled to March) to discuss and conclude the Development Agreement (the "Final Meeting"), (2) the Government (MOT) requested the Company to prepare another schedule detailing the changes to the Standard DA which are proposed (the "Schedule of Changes"), and
(3) the Government requested that the Company form the Project Company prior to signing the Development Agreement. The Company agreed to all of the foregoing and also prepared an updated draft Development Agreement (the "February 2009 Draft Agreement"). On February 17, 2009 the Company's attorneys delivered the February 2009 Draft Agreement together with the Schedule of Changes to the Government. On February 23, 2009 the Government confirmed that March 16, 2009 would be the date for the Final Meeting which the Government described as the "wrap-up" meeting for the Omagine Development Agreement. The Government also informed the Company's attorneys of its plans to conduct internal meetings (the "Government Internal Meetings") among the relevant Ministries (Tourism, Legal Affairs and Finance) in preparation for the Final Meeting and to review the Schedule of Changes with a view toward expediting the review process required at the Final Meeting. As of the date hereof, the Government Internal Meetings have been ongoing, but not yet finalized or concluded, and the Government has postponed the Final Meeting. Delays and postponements of this type are common for the Government.

In August 2009, the Company's president spoke to the Minister of Tourism and in that conversation the Minister assured Mr. Drohan that the Government was anxious to have the Omagine DA signed as soon as possible. Toward that end, the Minister informed Mr. Drohan that a new "simplified" standard DA had been prepared by the Government and would be delivered to Omagine before the end of August. The Minister indicated that the simplified DA would greatly expedite the process.

                              (19)

At this point, and in spite of the many delays to date and the Company's several prior disappointments with respect to finalizing the Omagine DA, and based upon the foregoing conversation with the Minister, management believes (i) that the Company's persistence with respect to the DA will be of enormous financial value to the Company once the DA is signed and development is underway, and (ii) that the Omagine DA will be signed sometime before the end of 2009.

Management continues to remain reluctant to make predictions in view of the previously encountered delays, but we are presently of the opinion that the Company's patient approach to this process will yield positive results and that a Development Agreement will be signed by the Project Company and the Government sometime between September and December 2009.

The Company believes that no outstanding issues exist with respect to the development agreement and all parties, including the Government and the Omani Shareholders, are desirous of signing the Development Agreement expeditiously. The date of signing the Development Agreement is entirely in the hands of the Government. Based on recent conversations with Government officials, the Omani Shareholders, and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter. No signing date for the Omagine Development Agreement has yet been determined.

Subsequent to execution of the Development Agreement, the Government, since it will not be a shareholder of the Project
Company, will have significantly less input into the development of the Omagine Project and will have no control over the Project
Company's day-to-day operations.

We are presently in the process of forming the Project Company so that it is legally in existence in Oman and ready to sign the Development Agreement when required.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A., a Panamanian corporation ("CCIC") is the

                              (20)
investment arm of CCG. Consolidated Contractors Company Oman, LLC, an Omani limited liability corporation ("CCC") is a construction company employing approximately 6,000 people in Oman and is CCG's operating subsidiary in Oman. Neither CCG, CCIC nor CCC is an affiliate of the Company.

The three Omani Shareholders presently are (i) the Office of Royal Court Affairs, an Omani organization which represents His Majesty Sultan Qaboos bin Said, the ruler of the Sultanate of Oman ("RCA"), (ii) Mohammed Nasser Al-Khasibi, an Omani citizen ("MNK"), and (iii) The Omani Union Real Estate Development Company LLC, an Omani limited liability company ("ORDC"). None of the Omani Shareholders are affiliates of the Company.

The date the legally binding documents providing the construction and project financing for the Omagine Project are executed by the Project Company and the banks is the "Financial Closing Date" and such date is expected to occur approximately six months after the development agreement is signed with the Government. As of the date hereof, the Company has arranged approximately USD $110 million of equity capital (the "Minority Equity") for the Project Company via written agreements for the sale of minority equity interests totaling 49.5% of the Project Company to CCIC (12%); ORDC (20%); RCA (12.5%); and MNK (5%) for a total of $109.3 million. The Company's attorneys are currently preparing the shareholders' agreement among the Founder Shareholders memorializing the foregoing.

Seventy-five percent (75%) of the Minority Equity attributable to the Omani Shareholders (approximately $45 million) will be paid into the Project Company over the six month period immediately subsequent to the signing of the Development Agreement and the remaining twenty-five percent (25%) of such Minority Equity attributable to the Omani Shareholders (approximately $15 million) will be paid into the Project Company by the Omani Shareholders on the Financial Closing Date.

One hundred percent (100%) of the Minority Equity attributable to CCIC (approximately $49.4 million) will be paid into the Project Company by CCIC on the Financial Closing Date.

Other than the Company's initial capital contribution, which, depending upon the corporate form adopted in Oman will be

                              (21)
between $100,000 and $600,000 (the "Company Capital
Contribution"), which the Company will contribute upon the formation of the Project Company, the Company is not required to contribute anything further to the Project Company.

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

The above arrangements may be modified as a result of the type of corporation formed in Oman or as a result of one or more new investors in the Project Company but any such modification is not expected to alter the Company's majority ownership position of the Project Company nor to materially change the investment amounts or timing as outlined above.

Subsequent to the signing of the Development Agreement, it must be ratified by the Ministry of Finance ("MOF") on behalf of the Government. Since the MOF will have approved the DA in advance of it being signed, this is expected to be a straightforward matter. The date the Development Agreement is ratified by the

                              (22)

MOF on behalf of the Government of Oman is the "Effective Date".

Pursuant to the Investor Agreements, the Shareholders' Agreement will provide that the investments by the Omani Shareholders into the Project Company will be paid to the Project Company in monthly installments during the period beginning on the Effective Date and ending on the Financial Closing Date. The Investor Agreement with CCIC provides that its investment into the Project Company will be paid to the Project Company on the Financial Closing Date. Therefore, as presently contemplated by the terms of the Investor Agreements with the Omani Shareholders, the Project Company will not have to wait for the Financial Closing Date to begin development and final design of the Omagine Project as it will have the financial capacity to begin such design and development activities immediately after the Effective Date.

The Company presently plans to cause the Project Company to hire Michael Baker Corp.("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the Department of Defense and several state governments. No agreement has yet been concluded with Baker for project management, but the Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that it will execute an agreement with Baker soon after the signing of the Development Agreement.

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

The Company has moved into the final selection process for interpretive designers, entertainment content and visitor experience designers to be hired by the Project Company. The candidates have been narrowed to a short list of professional companies. One or more of such companies ("Content Developers")

                              (23)
will be engaged by the Project Company to transform Omagine's high level strategic vision for the Pearl structures and surrounding areas into physical places offering emotional, physical and intellectual interactions that amaze, entertain and educate. Each of the prospective candidates has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such entertainment complex development centers around the world, including the Middle East.

In order to move into the actual development stage of the Omagine Project, the Project Company and the Government must first sign the Development Agreement. The Company and the Founder Shareholders are closely following this matter, and although this process has often been arbitrarily delayed to date, management and the Founder Shareholders remain confident that attainment of the ultimate objective of signing the Development Agreement with the Government is now imminent - although the precise date for such attainment is difficult to predict.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

As previously stated, the Company must pay the Company Capital Contribution and form the Project Company with CCIC and the Omani Shareholders prior to the signing of the Development Agreement and the performance of that task is underway. As presently contemplated, after corporate formation of Omagine SAOC the Company will own 50.5% of the Project Company, CCIC will own 12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders. The Government will not own any part of the Project Company.

The financial results of the Project Company will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% majority ownership of the Project Company. It is expected therefore that beginning on the Effective Date the Company will
- on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as

                              (24)
its proceeds from the sales of residential units and bank borrowings will be utilized by it to develop the Omagine Project. The Project Company's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

The Company has been, and is now accelerating the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) negotiating initial contracts with the major vendors, contractors and financial institutions proposed to be involved in the Omagine Project, (iii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iv) examining various tax structures, (v) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) subsequent to the Financial Closing Date, (vi) examining various other matters we believe will enhance shareholder value subsequent to the Financial Closing Date (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest public relations efforts), (vii) other matters related to our shares of Common Stock and to enhancing shareholder value (See: "LIQUIDITY AND CAPITAL RESOURCES"), and (viii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be hired by the Project Company to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Company has an MOU with Bank Muscat regarding project financing and financial advisory services (the "Bank Muscat Agreement"). The Bank Muscat Agreement expired in November 2008 but Bank Muscat has verbally agreed that it will be the Company's financial advisor if the Company so desires.

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management has been in touch with Bank Muscat on a regular basis regarding the financing of the Omagine Project and Bank Muscat

                              (25)
has indicated that it expects the project finance market to be substantially more stable when the Project Company will be seeking such financing on the Financial Closing Date. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. Management and the Project Company's prospective Omani bankers and partners are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project.

The Company expects, based on present assumptions which are subject to modification, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be less than the approximately $1.6 billion dollars that it had heretofore budgeted for such work.

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, is not certain to occur. Moreover, revenues from real estate development associated with the Omagine Project are not expected to occur until subsequent to the Financial Closing Date. The Company is planning to enter businesses other than real estate development
- and ancillary to the Omagine Project - subsequent to signing the Development Agreement and expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financial Closing Date will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause the Project Company's and the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or

                              (26)
implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date of this report and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

The Company filed trademark applications with the United States Patent and Trademark Office ("USPTO") in March 2008 for the mark OMAGINE and related marks (collectively, the "Marks"). This USPTO filing created "Priority Applications" for filing such Marks with the Sultanate of Oman and many other foreign countries. The Company has filed trademark applications in Oman and Kuwait within the applicable time period required.

The mark OMAGINE and one of five of the related Marks have successfully passed the opposition period and the USPTO has issued "Notice(s) of Allowance" to each application. A Notice of Allowance signals that the applications have completed the examination process and will be approved for registration upon the filing of a valid "Statement of Use" attesting that the respective marks are in commercial use. Following acceptance of the Statement of Use by the USPTO each respective application will mature to full registration permitting use of the registered (r) designation.

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2009 vs.
THREE MONTHS ENDED JUNE 30, 2008

The Company had no revenue in the second quarter of 2009 and 2008.

Selling, general and administrative expenses were $189,728 in

                              (27)
the second quarter of 2009, compared to $315,755 in the second quarter of 2008. This decrease of $126,027 (40%) was primarily attributable to decreased legal fees of $102,067 and decreased travel expense of $23,636.

The Company experienced an operating loss of $189,728 during the second quarter of 2009 as compared to an operating loss of $315,755 during the same period in the previous fiscal year. This $126,027 (40%) decrease in the Company's operating loss is attributable to decreases in general and administrative costs mentioned above.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended June 30, 2009. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30, 2009 VS.
SIX MONTHS ENDED JUNE 30, 2008

The Company had no revenue for the first half of 2009 and 2008.

Selling, General and Administrative expenses were $548,488 during the first six months of 2009 compared to $572,535 in the first six months of 2008. This decrease of $24,047 (4%) was primarily attributable to decreases in legal fees of $66,700 and travel expense of $67,937 which was offset by increases in stock option expense of $34,693, and pension expense of $72,500.

The Company sustained a loss from operations of $548,488

                              (28)
during the first six months of 2009 as compared to $572,535 in the first six months of 2008. This $24,047 (4%) decrease in Company's operating loss was primarily attributable to the decreased Selling, General and Administrative expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company incurred net losses of $1,307,630, $1,043,190 and $767,951 in its fiscal years 2008, 2007 and 2006, respectively. The Company's net loss for the six months ended June 30, 2009 was $563,152. During the six months ended June 30, 2009, the

Company experienced a decrease in cash of $49,331. At June 30, 2009, the Company had a working capital deficit of $976,359, compared to a working capital deficit of $609,991 at December 31, 2008. The $366,368 increased deficit in working capital is attributable primarily to the $49,331 decrease in cash, increase in notes payable and accrued interest of $61,597, increase in accounts payable of $79,885, increase in accrued payroll of $137,000, increase in due to officers and directors of $7,874 and an increase in accrued expenses and other current liabilities of $10,294. Of the $996,926 of current liabilities at June 30, 2009, $435,641 (44%) represents amounts due to officers and directors.

The failure of the Company to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

In order to alleviate the Company's necessity to secure additional funding to continue to implement its business plan the Company signed a five million dollar ($5,000,000) Standby
Equity Distribution Agreement ("SEDA") with YA Global
Investments, L.P. ("YA") on December 22, 2008.

Pursuant to the SEDA's terms Omagine may, at its sole option and upon giving a Purchase Notice, sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company

                              (29)
is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any single such periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company. The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009.
Since May 1, 2009 and as of the date hereof, the Company may make sales of Shares to YA pursuant to the SEDA. The SEDA expires on April 30, 2011.

The Company's original plan was to put the SEDA in place and utilize it only after the Development Agreement was signed (at which time presumably the Purchase Price would be higher and the number of Shares sold lower). Two factors however have changed this plan:

     (1) delays in the signing of the Development Agreement, and

     (2)  the Company's obligation to capitalize the Project
          Company prior to the signing of the Development
          Agreement by paying the Company Capital Contribution.

Between May 1, 2009 and June 30, 2009 the Company sold 542,792 shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $65,000. Between July 1, 2009 and the date hereof the Company sold 1,053,025 shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $110,000.

Management is of the opinion that these sales of Common Stock pursuant to the SEDA prior to the signing of the Development Agreement have exerted downward pressure on the market price of the Company's Common Stock. Management is presently examining various ways to attain the funding sufficient to accomplish its

                              (30)
primary objectives of (i) getting the Development Agreement signed, (ii) postponing utilization of the SEDA until after the DA is signed, and (iii) preventing further unnecessary dilution to its present shareholders.



ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms (an "Evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the second quarter of fiscal 2009 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              (31)

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


(b)       Reports on Form 8-K


None

                              (32)

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: August 14, 2009            OMAGINE, INC.
                                  (Registrant)

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








                              (33)