Form 10-K/A
period 2008-12-31
Omagine, Inc.
filed 2009-11-09
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-K/A
                        (Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of February 9, 2009 the Company had outstanding 46,387,635 shares of Common Stock, par value $.001 per share ("Common
Stock").

                       EXPLANATORY NOTE
                       ----------------

This amendment on Form 10-K/A (the "Amended Filing") to our annual report on Form 10-K for the period ended December 31, 2008 originally filed on February 25, 2009 (the "Original Filing") is being made to include (i) the additional Exhibits required in Item 15 and, (ii) the addition on the signature page of language indicating the capacities in which the signatories are signing.

We are only amending and refiling those parts of the Original Filing that have been changed. This Amended Filing does not affect the Company's consolidated financial statements for any period. This Amended Filing does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing. This Amended Filing should be read in conjunction with the Original Filing, and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Numbers           Description
-------           ------------
3(i)              Certificate of Incorporation of the
                  Company (1)

3(ii)             By-laws of the Company (1)

3.1               Amendments to the Certificate of
                  Incorporation of the Company (1)(2)(3)

3.2               Certificate of Ownership and Merger (3)

10.1              The CCIC and CCC Agreement (3)

10.2              The Standby Equity Distribution Agreement (4)

10.3 The Memorandum of Understanding by and between Omagine, Inc., Journey of Light,
                  Inc., Consolidated Contractors International
                  Company, S.A. and Omani Union Real estate
                  Development Company LLC dated June 8, 2008 (5)

10.4 The Memorandum of Understanding by and between Omagine, Inc., Journey of Light, Inc.,
                  Consolidated Contractors International
                  Company, S.A. and Mohammed Nasser Al-Khasabi dated May 26, 2008 (5)

10.5 The Memorandum of Understanding by and between Omagine, Inc., Journey of Light,
                  Inc., Consolidated Contractors International
                  Company, S.A. and Royal Court Affairs dated
                  June 26, 2008 (5)

10.6 The Memorandum of Understanding by and between Journey of Light, Inc. and Bank Muscat, SAOG.
                  dated November 21, 2007 (5)

10.7 Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire
                  State Building LLC *

10.8              Employment Agreement between Omagine Inc.
                 (formerly Alfa International Corp.) and Frank
                  J. Drohan dated as of September 1, 2001 (7)

10.9              Employment Agreement between Omagine Inc.
                 (formerly Alfa International Corp.) and Charles
                  Kuczynski dated as of September 1, 2001 (7)

14                The Code of Ethics (3)

21                Subsidiaries of the registrant *

31.1              Sarbanes-Oxley 302 certification *

32.1              Sarbanes-Oxley 1350 certification *

99.1              The Omagine Inc. 401(k) Adoption Agreement (6)

99.2              The Approval Letter dated April 30, 2008
                  (English Translation) (5)

99.3              The Acceptance Letter dated May 31, 2008 (5)


*  Filed herewith

(1)  Previously filed with the Securities and Exchange
Commission on November 18, 2005 as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended September
30, 2005 and incorporated herein by reference thereto.

(2)  Previously filed with the Securities and Exchange
Commission on June 25, 2007 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

(3)  Previously filed with the Securities and Exchange
Commission on April 14, 2008 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.

(4)  Previously filed with the Securities and Exchange
Commission on December 31, 2008 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

(5)  Previously filed as exhibits to Alfa's Registration
Statement on Form S-1 (File No. 333-156928) filed with the
Securities and Exchange Commission and incorporated herein by reference thereto.

(6)  Previously filed with the Securities and Exchange
Commission on February 25, 2009 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.

(7)  Previously filed with the Securities and Exchange
Commission on April 15, 2002 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.


SIGNATURES
In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2009.


     Omagine, Inc.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer
             (Principal Executive Officer and
              Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on November 9, 2009 on behalf of the Registrant and in the capacity and on the date indicated.



By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer
             (Principal Executive Officer and
              Principal Financial Officer)

 By:     /s/ William Hanley
             Controller and
             Principal Accounting Officer

 By:     /s/ Charles P. Kuczynski
             CHARLES P. KUCZYNSKI,
             Vice President, Secretary and
             Director

 By:     /s/ Salvatore J. Bucchere
             SALVATORE J. BUCCHERE,
             Director

 By:     /s/ Kevin O'C. Green
             KEVIN O'C. GREEN,
             Director

 By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director