Form 10-Q
period 2009-09-30
Omagine, Inc.
filed 2009-11-23
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009
                                ------------------

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



                              (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes  [ ] No



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

As of November 20, 2009, the registrant had outstanding 51,150,713 shares of Common Stock, par value $.001 per share.




















                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS:
   SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

   CONSOLIDATED STATEMENTS OF OPERATIONS:
   THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
   NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
   NINE MONTHS ENDED SEPTEMBER 30, 2009

   CONSOLIDATED STATEMENTS OF CASH FLOWS:
   NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

       NOTES TO FINANCIAL STATEMENTS

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 4:  CONTROLS AND PROCEDURES

ITEM 4T: CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION


ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE
          OF PROCEEDS


ITEM 6:   EXHIBITS

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







                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            ------------------------------


                                           September 30,     December 31,
                                             2009                 2008
        ASSETS                             ---------          ----------
                                          (Unaudited)            Note 1
CURRENT ASSETS:
Cash                                       $  79,631            $ 49,511
Prepaid expenses and other
  current assets                              11,193              40,774
                                            --------            --------
        Total Current Assets                  90,824              90,285
                                            --------            --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment              129,941             129,941
  General plant                               17,800              17,800
  Furniture and fixtures                      15,951              15,951
  Leasehold improvements                         866                 866
                                            --------            --------
                                             164,558             164,558




  Less:  Accumulated depreciation
    and amortization                        (155,185)           (150,719)
                                            --------            --------
                                               9,373              13,839
                                            --------            --------
OTHER ASSETS:

Other assets                                  13,606              13,749
                                            --------            --------

Total Assets                               $ 113,803           $ 117,873
                                            ========            ========






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued
   interest                                $ 306,895           $ 238,728
Accounts payable                             429,448           $ 356,368
Accrued payroll                              272,500              72,500
Due officers and directors                    13,913              26,335
Accrued expenses and other
  current liabilities                         22,184               6,345
                                           ---------            --------
Total Current Liabilities                  1,044,940             700,276
                                            ---------           --------


COMMITMENTS


STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none                -                  -

Common stock:
  $ 0.001 par value
  Authorized:  75,000,000 shares
    Issued and outstanding:
     49,824,739 shares in 2009
     46,387,635 shares in 2008                49,825             46,388
Capital in excess of par value            17,722,930         17,253,221
Retained earnings (deficit)              (18,703,892)       (17,882,012)
                                          ---------          ----------
Total Stockholders' Equity (Deficit)        (931,137)          (582,403)
                                          ----------          ---------
  Total Liabilities and Stockholders'
    Equity                                $  113,803          $ 117,873
                                           =========           ========


See accompanying notes to consolidated financial statements.


                             (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      ----------------------      ----------------------
                                          2009          2008         2009          2008
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $      -     $       -    $     -
                                        --------     ---------    ----------  ---------
Total revenues                               -             -             -          -
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -             -                        -
Selling, general and administrative      251,156       225,274       799,644    797,810
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 251,156       225,274       799,644    797,810
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (251,156)     (225,274)     (799,644)  (797,810)
Interest Income                               92           501           124      5,974
Interest Expense                          (7,664)       (1,976)      (22,360)    (1,976)
                                       ---------     ----------    ----------  ----------

NET INCOME (LOSS)                     $ (258,728)   $ (226,749)   $ (821,880) $(793,812)
                                         -------       -------       -------    -------

NET LOSS PER SHARE, BASIC AND DILUTED $   (.01)     $   (.01)     $  (.02)    $   (.02)
                                         -------       -------     --------     -------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, BASIC AND DILUTED     48,649,084    45,603,777    47,375,181 45,544,630
                                      ----------    ----------    ---------- ----------


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

                                       Common Stock    Capital in    Retained
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2008   46,387,635   $ 46,388  $ 17,253,221   (17,882,012)

 Contribution of Common Stock
    To 401K Plan                    362,500        362        72,138           -

Stock option expense                    -          -          84,246           -

Issuance of Common Stock
    for cash                         10,000         10         1,390

 Sale of Stock Under Stock
    Equity Distribution
    Agreement                     3,064,604      3,065       311,935           -

 Net loss                               -          -             -        (821,880)
                                 ----------   --------  ------------    ---------
Balances At September 30, 2009   49,824,739   $ 49,825  $ 17,722,930   (18,703,892)
                                 ==========     ======    ==========    ==========

See accompanying notes to consolidated financial statements.

                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                      ------------------
                                                                      2009          2008
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (821,880)   $(793,812)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     4,466        8,186
    Stock based compensation related to stock options                84,246       32,207
    Issuance of common stock for consulting services                    -          7,501
    Issuance of Common Stock for 401K contribution                   72,500          -

  Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets          29,724        9,173
    Accounts payable                                                 73,080       19,078
    Accrued expenses and other current liabilities                   15,839      (36,667)
    Accrued payroll                                                 200,000        1,979
    Accrued interest on convertible notes payable                    18,167        2,034
                                                                   --------      --------
  Net cash flows from operating activities                         (323,858)    (750,321)
                                                                   --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                 (12,422)      43,426
  Proceeds from issuance of common stock                            316,400       75,000
  Issuance of convertible notes payable                              50,000          -
                                                                   --------      --------
  Net cash flows from financing activities                          353,978      118,426
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                   30,120     (631,895)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            49,511      713,145
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                               $  79,631    $  81,250
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $   1,929    $     -
                                                                   ========      ========
Interest paid                                                     $   4,193    $     -
                                                                   ========      ========
NON-CASH FINANCING ACTIVITIES:
Issuance of convertible notes payable in satisfaction of
  accrued officer payroll                                         $    -       $ 182,015


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

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Contact Sports, Inc. ("Contact Sports"), Ty-

                            (9)

Breakers Corp. ("Ty-Breakers") and Journey of Light, Inc. ("JOL"), collectively referred to as the "Company". On March 26, 2008, Contact Sports and Ty-Breakers were merged with and into Omagine and the remaining companies - Omagine and JOL - are thereafter collectively referred to as the "Company". All intercompany transactions have been eliminated in consolidation.


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

In August 2009, the Company sold 10,000 shares of Common Stock to a Director of the Company at a price of $0.14 per share for proceeds of $1,400.

From May 12th through September 30th of 2009 the Company issued a total of 3,064,604 shares of Common Stock for proceeds of $315,000 under the Standby Equity Distribution Agreement with YA
Global Investments, L.P. (See Note 6)

NOTE 5  - STOCK OPTIONS

The following is a summary of stock option activity for the nine months ended September 30, 2009:


       Outstanding at January 1, 2009          2,650,000
       Granted and Issued                            -
       Exercised                                     -
       Forfeited/expired/cancelled                   -
                                               ---------

       Outstanding at September 30, 2009       2,650,000
                                               ---------

       Exercisable at September 30, 2009       1,700,000
                                               ---------







Stock options outstanding at September 30, 2009 (all non-qualified) consist of:



                            (11)

 Year       Number       Number      Exercise   Expiration
Granted   Outstanding  Exercisable     Price      Date
-------   -----------  -----------   --------   ----------

2001       750,000       750,000     $ .25    August 31, 2011
2005        30,000        30,000     $1.00    June 30, 2010
2005       200,000       200,000     $ .82    December 31, 2011
2007(A)    800,000       480,000     $ .25    March 31, 2017
2007        60,000        60,000     $ .90    October 29, 2012
2008(B)     30,000        20,000     $ .80    December 31, 2012
2008(C)    750,000       150,000     $ .52    September 23, 2018
2008(D)     30,000        10,000     $ .52    September 23, 2013
          --------      --------
Totals   2,650,000     1,700,000
         =========     =========

(A) The 320,000 unvested options relating to the 2007 grant are scheduled to vest 160,000 on April 1, 2010 and 160,000 on April 1, 2011.
(B) The 10,000 unvested options relating to the 2008 grant are scheduled to vest January 1, 2010.
(C) The 600,000 unvested options related to the 2008 grant are scheduled to vest 150,000 on September 24, 2010 and then 150,000 on each September 24 in 2011, 2012 and 2013.
(D) The 20,000 unvested options relating to the 2008 grant are scheduled to vest 10,000 on each September 24 in 2010 and 2011.

As of September 30, 2009 there was $359,133 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $28,082 in 2009, $110,040 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066
in 2013.


NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat,

                            (12)

Oman under a one year lease expiring December 31, 2009. Rent expense for the nine months ended September 30, 2009 and 2008 was $106,016 and $64,375 respectively.

At September 30, 2009, the minimum future lease payments are as follows:

2009                                 $  14,200
2010                                    56,800
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 194,066
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

Omagine Project

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the conclusion of negotiations with respect to the Omagine Project and the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

NOTE 7 - SUBSEQUENT EVENTS

Between October 1, 2009 and November 16, 2009, the Company sold
1,325,974 shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $105,000.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional material subsequent events to recognize or disclose in these financial statements.

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

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by the Project Company and the Government of Oman, may be added to Company's operations.








                            (16)

JOURNEY OF LIGHT, INC.
----------------------
The Omagine Project
-------------------

The Company is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman").

The Company has proposed to the Government of Oman (the
"Government") the development of a real estate and tourism project (the "Omagine Project") to be developed in Oman by the Project Company. The Project Company will design, develop, own and operate the entire Omagine Project.

In accordance with Omani law, during October and November of 2009 the Company has:

     (i) reserved the name "Omagine LLC" with the Ministry of Commerce and Industry ("MOCI"),and

     (ii) opened a bank account in Bank Muscat in the name of Omagine LLC (under formation), and

     (iii) legally capitalized Omagine LLC by depositing twenty thousand Omani Rials (the "Company Capital
             Contribution") into such bank account (equal to approximately 52,000 U.S. Dollars), and

     (iv)    filed all documents with MOCI necessary to form
             Omagine LLC, an Omani limited liability company, as a wholly owned subsidiary of the Company.

The Company was notified today - November 23, 2009 - by MOCI that Omagine LLC is now legally formed in Oman as a limited liability company owned 100% by the Company.

The Company will now reduce its 100% of Omagine LLC by causing Omagine LLC to sell newly issued shares of its capital stock to Consolidated Contractors International Company, S.A.L. ("CCIC") and to the three Omani investors in the Project Company (the "Omani Shareholders"). All proceeds of such sales of capital stock will belong to Omagine LLC. The Omani Shareholders are: (i) the Office of Royal Court Affairs, an

                            (17)

Omani organization representing the interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman, ("RCA"), (ii) Mohammed Nasser Al-Khasibi, an Omani citizen ("MNK"), and (iii) the Oman Integrated Tourism Projects Fund (the "OITP Fund"). Prior to the signing of the Development Agreement by Omagine LLC and the Government, the Company, CCIC and the Omani Shareholders will enter into a "Shareholders Agreement" with respect to, among other things, their respective investments in Omagine LLC and the management of Omagine LLC.

The OITP Fund is a $250 million dollar investment fund managed by Bank Muscat, its designated fund manager. On October 21, 2009 the Omani Union Real Estate Development Company LLC ("ORDC") and the Company decided that ORDC would not be an investor in Omagine LLC. On the same day - October 21, 2009 - the Company made arrangements with the OITP Fund to replace ORDC as an investor in Omagine LLC on terms identical to those memorialized in the prior Investor Agreement with ORDC. Because the Company intends as previously disclosed, to appoint Bank Muscat as the financial advisor to Omagine LLC, the Company views the participation of the OITP Fund as an equity investor in Omagine LLC as a positive event that aligns the interests of a major investor in Omagine LLC with the interests of the bank that will be responsible for arranging the all-important project financing that Omagine LLC will ultimately require.

As presently contemplated, CCIC and the Omani Shareholders (RCA, MNK and the OITP Fund) will subscribe for and purchase 49.5% of Omagine LLC for USD $109,367,375. The Company's 100% ownership of Omagine LLC which it received in return for the Company Capital Contribution will be reduced to 50.5%. The Company, CCIC and the Omani Shareholders are referred to herein and in the Development Agreement as the "Founder Shareholders" of Omagine LLC.

The agreement which will govern the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement". The Company's prior quarterly and annual reports filed with the Securities and Exchange Commission ("SEC")on Forms 10-K, 10-KSB, 10-Q and 10-QSB have exhaustively detailed the many delays experienced to date in our efforts to get the Development Agreement signed with the Government of Oman. The narrative of these delays is available in such reports and need not be repeated here.

                            (18)

The Development Agreement consists of two (2) parts: (i) the "Main Agreement", and (ii) the "Schedules" to the Main
Agreement.

On September 10, 2009 the Company and the Government agreed on the entire content of the Main Agreement (the "Accepted DA").

The Government requested the Company to create and deliver the Schedules to the Government for final review and comment. On November 11, 2009 the Company's attorneys sent all the Schedules to the Government for its final review. The Company expects to review and finalize the Schedules with the Government soon after the end of the religious holiday of Eid which ends on December 5, 2009.

Upon approval of the Schedules by the Government and the Company, the Schedules and the Accepted DA will constitute the final Omagine Development Agreement which will then be signed by the parties.

All parties have expressed their desire to finalize and sign the Omagine DA as soon as possible, following the review of the Schedules by the Government.

The Company presently anticipates that the foregoing process will result in a fully settled and agreed Development Agreement ready for printing and signature before the end of 2009, or, more likely, shortly thereafter.

Management continues to remain reluctant to make predictions in view of the previously encountered delays, but we are presently of the opinion that the Company's patient approach to this process has, and will continue to, yield positive results.


The Company has recently updated its projected financial model for the Omagine Project and such updated financial model presently forecasts net positive cash flows for Omagine LLC in excess of 900 million dollars over the five year period subsequent to the signing of the Development Agreement with a net present value of the project in excess of 600 million dollars.

The date of signing the Development Agreement is entirely in the

                            (19)
hands of the Government. Based on recent conversations with Government officials, the Omani Shareholders, and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter. Subsequent to the signing of the Development Agreement, it must be ratified by the Ministry of Finance ("MOF") on behalf of the Government. Since the MOF will have approved the DA in advance of it being signed, this is expected to be a straightforward matter. No signing date for the Omagine Development Agreement has yet been determined.

Subsequent to execution of the Development Agreement, the Government, since it will not be a shareholder of the Project
Company, will have significantly less input into the development of the Omagine Project and will have no control over the Project
Company's day-to-day operations.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" interactive theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and an enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; two five-star resort hotels and a three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and several million square feet of residences to be developed for sale.

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

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is

                            (20)
expected to take about 4 to 5 years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people worldwide and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A.L., a Panamanian corporation ("CCIC") is the investment arm of CCG. Consolidated Contractors Company Oman, LLC, an Omani limited liability corporation ("CCC") is a construction company with approximately 6,000 employees in Oman and is CCG's operating subsidiary in Oman. Neither CCG, CCIC, CCC nor any of the Omani Shareholders is an affiliate of the Company.

The date the legally binding documents providing the construction and project financing for the Omagine Project are executed by the Project Company and the banks is the "Financial Closing Date" and such date is expected to occur approximately six months after the Development Agreement is signed with the Government. As of the date hereof, the Company has arranged approximately USD $110 million of equity capital (the "Minority Equity") for the Project Company via the sale of minority equity interests totaling 49.5% of the Project Company to: CCIC (12%); the OITP Fund (20%); RCA (12.5%); and MNK (5%), for a total of $109.3 million. The Company's verbal agreement with the OITP Fund and all previous Investor Agreements (other than the Investor Agreement with ORDC) are presently being reduced to writings by the Company's attorneys (subscription agreements and a shareholder agreement) which will be legally binding agreements when executed. Although the Company expects such agreements to be executed in the next several weeks, until they actually are executed, no assurance can be given that they will be executed.

Other than a nominal amount that the Omani Shareholders will invest in Omagine LLC prior to signing the DA, seventy-five percent (75%) of the Minority Equity attributable to the Omani Shareholders (approximately $45 million) will be paid into the Project Company over the six month period immediately subsequent to the signing of the Development Agreement and the remaining

                            (21)
twenty-five percent (25%) of such Minority Equity attributable to the Omani Shareholders (approximately $15 million) will be paid into the Project Company by the Omani Shareholders on the Financial Closing Date.

Other than a nominal amount that CCIC will invest in Omagine LLC prior to signing the DA, one hundred percent (100%) of the Minority Equity attributable to CCIC (approximately $49.4 million) will be paid into the Project Company by CCIC on the Financial Closing Date.

The Company is not required to contribute anything further to the Project Company other than the Company Capital Contribution of approximately $52,000 recently deposited by the Company into the Omagine LLC bank account at Bank Muscat.

The Company has signed a contract with CCIC regarding (i) its approximately $49.4 million investment in the Project Company, and (ii) the appointment of CCC's Omani based subsidiary company as the general contractor for the construction of the Omagine Project.

The memoranda of understanding with RCA and MNK which memorialize the Company's agreements with them as indicated above (the "MOUs") and the contract with CCIC have in the past been renewed from time to time as the signing of the Development Agreement was delayed. The MOUs and the CCIC contract are collectively referred to as the "Investor Agreements". As of the date hereof each of the Investor Agreements have expired but all parties to such Investor Agreements have verbally agreed to continue them in effect and to comply fully with their respective terms and conditions. The Company has no plan to sign an MOU with the OITP Fund. The Company has a verbal agreement with the OITP Fund with respect to the OITP Fund replacing ORDC as an investor in the Project Company under the identical terms and conditions of the previously disclosed MOU with ORDC.
The terms and conditions of the Investor Agreements and the verbal agreement with the OITP Fund are being incorporated into a written shareholders' agreement among the Founder Shareholders ("Shareholders' Agreement") presently being prepared and expected to be completed in the next several weeks. The Shareholders' Agreement will, among other things, memorialize the approximately USD $109.3 million combined investment into

                            (22)
the Project Company by CCIC, the OITP Fund, MNK and RCA.

As previously disclosed, it has been management's experience that there is no shortage of willing investors or contractors for the Omagine Project and that continues to be the case.

The above arrangements may be modified but any such modification is not expected to alter the Company's majority ownership position of the Project Company nor to materially change the investment amounts or timing as outlined above.

As presently planned, the Shareholders' Agreement will provide that the investments by the Omani Shareholders into the Project Company will be paid to the Project Company in monthly installments during the period beginning immediately after the Development Agreement is signed and ending on the Financial Closing Date. The Investor Agreement with CCIC provides that its investment into the Project Company will be paid to the Project Company on the Financial Closing Date. Therefore, as presently contemplated by the terms of the Investor Agreements with the Omani Shareholders, the Project Company will not have to wait for the Financial Closing Date to begin development and final design of the Omagine Project as it will have the financial capacity to begin such design and development activities immediately after the Development Agreement is signed.

The Company presently plans to cause Omagine LLC to hire
Michael Baker Corp.("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the Department of Defense and several state governments. No agreement has yet been concluded with Baker for project management, but the Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that it will execute an agreement with Baker soon after the signing of the Development Agreement.

Baker (www.mbakercorp.com) is headquartered in Pittsburgh, PA, with offices throughout the U.S and abroad and is experienced in all aspects of design, program management and construction management for large scale construction and development projects


                            (23)
of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide - including in the Middle
East.

The Company has moved into the final selection process for interpretive designers, entertainment content and visitor experience designers to be hired by the Project Company. The candidates have been narrowed to a short list of professional companies. One or more of such companies ("Content Developers") will be engaged by the Project Company to transform Omagine's high level strategic vision for the Pearl structures and surrounding areas into physical places offering emotional, physical and intellectual interactions . Each of the prospective candidates has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East.

In order to move into the actual development stage of the Omagine Project, the Project Company and the Government must first sign the Development Agreement. The Company and the Founder Shareholders are closely following this matter, and although this process has often been delayed to date, management and the Founder Shareholders remain confident that attainment of the ultimate objective of signing the Development Agreement with the Government is now imminent - although the precise date for such signing is not possible to predict at this time.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

As presently contemplated, at the Financial Closing Date, the Company will own 50.5% of the Project Company, CCIC will own
12% and the remaining 37.5% of the Project Company will be owned by the Omani Shareholders, RCA, MNK and the OITP Fund. The
Government will not own any part of the Project Company.

Assuming the foregoing therefore, the financial results of the Project Company will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% majority ownership of the Project Company. It is expected therefore that beginning after the

                            (24)
signing of the DA the Company will - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financial Closing Date as a result of the approximately USD $110 million capitalization of the Project Company. The Project Company's capital as well as its proceeds from the sales of residential units and from bank borrowings will be utilized by it to develop the Omagine Project. The Project Company's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

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

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be hired by Omagine LLC to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Company has an MOU with Bank Muscat regarding project financing and financial advisory services (the "Bank Muscat Agreement"). The Bank Muscat Agreement expired in November 2008 but Bank Muscat has verbally agreed that it will be the Company's financial advisor if the Company so desires.

                            (25)

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management has been in contact with Bank Muscat on a regular basis regarding the financing of the Omagine Project and Bank Muscat has indicated that it expects the project finance market to be substantially more stable when the Project Company will be seeking such financing on the Financial Closing Date. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. Management and the Project Company's prospective Omani bankers and partners are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project. The Company views Bank Muscat's decision to have the OITP Fund become an equity investor in the Project Company as a positive indicator of Bank Muscat's opinion with respect to the likely availability to the Project Company of the necessary Construction Financing.

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

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time

                            (26)
that the Development Agreement will actually be signed or that the Financial Closing Date will actually occur.

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

The mark OMAGINE and one of five of the related Marks have successfully passed the opposition period and the USPTO has issued "Notice(s) of Allowance" to each application. A Notice of Allowance signals that the applications have completed the examination process and will be approved for registration upon the filing of a valid "Statement of Use" attesting that the respective marks are in commercial use. Following acceptance of the Statement of Use by the USPTO each respective application will mature to full registration permitting use of the registered (r) designation. This process remains ongoing.

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.



                            (27)

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2009 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2008

The Company had no revenue in the third quarter of 2009 and 2008.

Selling, general and administrative expenses were $251,156 in the third quarter of 2009, compared to $225,274 in the third quarter of 2008. This increase of $25,882 (12%) was primarily attributable to increased stock option expense of $17,346, increased Directors fees of $10,500, increased rent expense of $13,628, and increased legal fees of $6,423,offset by decreased fringe benefits of $10,730, and decreased stockholder relations fees of $10,982.

The Company experienced a net loss of $258,728 during the third quarter of 2009 as compared to a net loss of $226,749 during the same period in the previous fiscal year. This $31,979 (14%) increase in the Company's net loss is attributable to increases in general and administrative costs mentioned above.

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

No capital expenditures were incurred during the quarterly period ended September 30, 2009. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2009 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2008

The Company had no revenue for the first nine months of 2009 and

                            (28)

2008.

Selling, General and Administrative expenses were $799,644 during the first nine months of 2009 compared to $797,810 in the first nine months of 2008. This increase of $1,834 was primarily attributable to increases in stock option expense of $52,039, increased pension expense of $72,500,increased director's fees of $10,500,increased consulting fees of $15,251,and increased rent expense of $41,640,which were offset by decreases in fringe benefits of $30,950,decreased legal fees of $60,277,decreased stockholder relations fees of $19,099 and decreased travel expenses of $77,230.

The Company sustained a net loss of $821,880 during the first nine months of 2009 as compared to $793,812 in the first nine months of 2008. This $28,068 (4%) increase in the Company's loss was primarily attributable to the increased Selling, General and Administrative expenses mentioned above and the $20,384 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

The Company incurred net losses of $1,307,630, $1,043,190 and $767,951 in its fiscal years 2008, 2007 and 2006, respectively. The Company's net loss for the nine months ended September 30, 2009 was $821,880. During the nine months ended September 30, 2009, the Company experienced an increase in cash of $30,120.
At September 30, 2009, the Company had a working capital deficit of $954,116, compared to a working capital deficit of $609,991 at December 31, 2008. The $344,125 increased deficit in working capital is attributable primarily to the increase in convertible notes and accrued interest payable of $68,167, the increase in accounts payable of $73,080 and the increase in accrued payroll of $200,000. Of the $1,044,940 of current liabilities at September 30, 2009, $477,379 (46%) represents amounts due to officers and directors.

The failure of the Company to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

In order to secure additional funding to continue to implement its business plan the Company signed a five million dollar

                            (29)

($5,000,000) Standby Equity Distribution Agreement ("SEDA") with
YA Global Investments, L.P. ("YA") on December 22, 2008.

Pursuant to the SEDA's terms Omagine may, at its sole option and upon giving a "Purchase Notice", sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any single such periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company. The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009.

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

From May 1, 2009 to June 30, 2009 the Company sold 542,792 shares of its Common Stock to YA pursuant to the SEDA for total

                            (30)
gross proceeds of $65,000. From July 1, 2009 to September 30, 2009 the Company sold 2,521,812 shares of its Common Stock for total gross proceeds of $250,000.From October 1, 2009 to the date hereof, the Company sold 1,325,974 shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $105,000.

Management is of the opinion that these sales of Common Stock pursuant to the SEDA prior to the signing of the Development Agreement have exerted downward pressure on the market price of the Company's Common Stock. Management is presently examining various ways to attain the funding sufficient to accomplish its primary objectives of (i) getting the Development Agreement signed, (ii) postponing utilization of the SEDA until after the DA is signed, and (iii) preventing further unnecessary dilution to its present shareholders.



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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009. The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during

                            (31)
the third quarter of fiscal 2009 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4T:  CONTROLS AND PROCEDURES

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.


                    PART II   -   OTHER INFORMATION


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, the Company sold 10,000 shares of Common Stock

                            (32)
to a Director of the Company at a price of $0.14 per share for proceeds of $1,400 which was used for working capital purposes.


ITEM 6.    Exhibits

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K


Exhibit
Numbers                Description
-------                -----------

3(i)              Certificate of Incorporation of the
                  Company (1)

3(ii)             By-laws of the Company (1)

3.1               Amendments to the Certificate of
                  Incorporation of the Company (1)(2)(3)

31.1              Sarbannes-Oxley 302 certification *

32.2              Sarbannes-Oxley 1350 certification *



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

                            (33)

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  November 23, 2009


                  Omagine, Inc.


           By:     /s/ Frank J. Drohan
                 ----------------------
                 FRANK J. DROHAN, Chairman
                 of the Board of Directors,
                 President and Chief
                 Executive and Financial Officer
                 (Principal Executive Officer and
                  Principal Financial Officer)


         By:      /s/ William Hanley
                  -----------------------
                  William Hanley
                  Controller and Principal
                    Accounting Officer



                              (34)