Form 10-K
period 2009-12-31
Omagine, Inc.
filed 2010-04-14
CIK 820600

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2009
                            -----------------

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

Large accelerated filer[ ]                  Accelerated filer[ ]

Non-accelerated filer  [ ]          Smaller reporting company[x]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

On December 30, 2009, as previously disclosed, the Company effected a 100-for-1 reverse split of its Common Stock immediately followed by a 1-for-20 forward split ("Stock
Splits"). The financial statements contained herein give retroactive effect to the Stock Splits.

The aggregate market value of the 7,554,880 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was $3,777,440. (SEE: "Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of April 1, 2010, the Company had outstanding 11,034,157
shares of Common Stock, par value $.001 per share ("Common
Stock").
                               2

Documents Incorporated By Reference
-----------------------------------

The Index to Exhibits appears on page 64.

                         Omagine, Inc.
        Table of Contents to Annual Report on Form 10-K
              Fiscal Year Ended December 31, 2009
                                                          Page
                                                          ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Business                                  5

        Item 2.    Properties                               25

        Item 3.    Legal Proceedings                        26

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    26

                          Part II

        Item 5.    Market for Registrant's Common Equity,
                     Related Stockholder Matters and
                     Issuer Purchases of Equity Securities  27

        Item 6.    Selected Financial Data                  31

        Item 7.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          31

        Item 8.    Financial Statements and Supplementary
                     Data                                   39

        Item 9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                   39

        Item 9A.   Controls and Procedures                  39

        Item 9A(T) Controls and Procedures                  40

        Item 9B.   Other Information                        41

                          Part III

        Item 10.   Directors, Executive Officers and
                     Corporate Governance                   41

        Item 11.   Executive Compensation                   46

        Item 12.   Security Ownership of Certain
                      Beneficial Owners and Management
                      and Related Stockholder Matters       57

        Item 13.   Certain Relationships and Related
                      Transactions and Director
                      Independence                          59


        Item 14.   Principal Accountant Fees and Services   61

                          PART IV

        Item 15.   Exhibits, Financial Statement Schedules  62



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

                             PART I
                             ------

Item 1.     Business.
-------     ---------

Introduction
------------
Omagine, Inc. ("Registrant", the "Company" or "Omagine") is the successor to Alfa International Corp. ("Alfa") which was incorporated in New Jersey in 1978.

Alfa International Holdings Corp. ("AIHC"), was incorporated on October 8, 2004 in Delaware solely for the purpose of changing Alfa's corporate domicile from New Jersey to Delaware via the merger of Alfa with and into AIHC which was effected on May 23, 2005.

In June 2007 AIHC changed its corporate name to Omagine, Inc.

Omagine is a holding company which conducts substantially all its operations through its wholly-owned subsidiaries, Journey of Light, Inc., a New York corporation ("JOL") and Omagine LLC an Omani corporation. JOL and Omagine LLC are engaged primarily in the business of real estate development in the Sultanate of Oman ("Oman").

Omagine, JOL and Omagine LLC are sometimes collectively referred to herein as the "Company".

Omagine had two other wholly-owned subsidiaries: Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), both of which were engaged in the apparel business and both of which were merged with and into Omagine on March 26, 2008.

The Company plans to continue its focus on real estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real estate development projects, primarily in the Middle East and North Africa.

Omagine presently concentrates its efforts on the development of the business of Omagine LLC. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions, and Director Independence").

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118, and its telephone number is 212-563-4141. The Company also leases an office in Muscat, Oman and a warehouse in Jersey City, New Jersey. All facilities are leased from unaffiliated third parties.

Products, Services, Marketing and Distribution
----------------------------------------------
The Omagine Project
-------------------

The Company is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman").

The Company has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine LLC (the "Project Company"). The Project Company will design, develop, own and operate the entire Omagine Project.

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is presently planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and an enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four-star resort hotel and possibly a three or four-star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and approximately two thousand residences to be developed for sale.

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

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take about 5 years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

In accordance with Omani law, Omagine LLC was legally formed in Oman as a limited liability company on November 23, 2009, the date of formal approval by the Ministry of Commerce and Industry ("MOCI"). Omagine LLC is presently 100% owned by the Company.

The Company plans to reduce its 100% ownership of Omagine LLC in the near future by causing Omagine LLC to sell newly issued shares of its capital stock to investors. The investors are Consolidated Contractors International Company, S.A.L. ("CCIC") and three Omani investors (the "Omani Shareholders"). All proceeds from such sales of capital stock will belong to Omagine LLC. The three Omani Shareholders are: (i) the Office of Royal Court Affairs, an Omani organization representing the interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman, ("RCA"), (ii) Al-Mabkharah LLC, an Omani limited liability company ("ALM"), and (iii) the Oman Integrated Tourism Projects Fund (the "OITP Fund").

None of the Omani Shareholders are affiliates of the Company.

The OITP Fund is an investment fund managed by Bank Muscat, its designated fund manager. On October 21, 2009 the Omani Union Real Estate Development Company LLC ("ORDC") and the Company decided that ORDC would not be an investor in Omagine LLC. On the same day - October 21, 2009 - the Company made arrangements with the OITP Fund to replace ORDC as an investor in Omagine LLC on terms identical to those memorialized in the prior Investor Agreement with ORDC. Because the Company intends as previously disclosed, to appoint Bank Muscat as the financial advisor to Omagine LLC, the Company views the participation of the OITP Fund as an equity investor in Omagine LLC as a positive event that aligns the interests of a major investor in Omagine LLC with the interests of the bank that will be responsible for arranging the project financing that Omagine LLC will ultimately require.

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

The Development Agreement consists of two (2) parts: (i) the "Main Agreement", and (ii) the "Schedules" to the Main
Agreement.

Prior to the signing of the Development Agreement, the Omani Shareholders and CCIC (collectively, the "New Shareholders") and the Company will enter into a written "Shareholders' Agreement" with respect to, among other things, their respective investments in Omagine LLC and the corporate governance and management of Omagine LLC. The Shareholders' Agreement is presently being reviewed by attorneys for the New Shareholders in anticipation of its imminent signing. The attorneys for the New Shareholders will also review the final draft Development Agreement as soon as it becomes available, after which the Shareholders' Agreement will be executed, the New Shareholders will be formally registered as such with the Ministry of Commerce and Industry in Oman and the Development Agreement will be signed by Omagine LLC and the Government.

The review of the final draft Development Agreement by the attorneys for the New Shareholders, while perfunctory, is a necessary condition precedent to the signing of the Shareholders' Agreement by them and such review obviously cannot occur until there is a final approved draft Development
Agreement to review.

As of the date hereof the Main Agreement has been approved by the ("MOT") and on April 11, 2010 Omagine LLC responded to the MOT's fifteen (15) final comments on the Schedules by accepting eleven (11) of the proposed MOT changes and clarifying the inadvertent errors and mistakes made by MOT in the remaining four (4) proposed MOT changes. Omagine LLC's replies to the final comments on the remaining few Schedules have been delivered to MOT and we are awaiting the imminent approval of the complete final draft Development Agreement.

In April 2010 a representative of the Office of Royal Court Affairs (which is one of the Omani Shareholders) met with the Minister of Tourism to determine the status of the final approval process by the Government. The Minister informed the RCA representative that the final draft Development Agreement would be approved shortly by MOT and a copy delivered to Omagine LLC for delivery to and review by the attorneys for the New Shareholders.

The Company presently anticipates that the final draft Development Agreement will be approved within the next 2 weeks whereupon it will be delivered to the attorneys for the New Shareholders for their review (which review is anticipated to take no more than a few days), and that thereafter the Company and the New Shareholders will execute the Shareholders' Agreement.

As of the date of this Report, no date has yet been established for the signing of the Development Agreement but the Company presently anticipates that the Development Agreement will be signed by Omagine LLC and the Government within thirty (30) days after the aforementioned execution of the Shareholders Agreement.

As presently contemplated, the Company's 100% ownership of Omagine LLC will be reduced to 50.5% as detailed in Exhibit
10.10 attached to this Report on Form 10-K in the following manner:

1. The New Shareholders (CCIC, RCA, ALM, and the OITP Fund) will subscribe for and purchase an aggregate of 49.5% of the capital stock of Omagine LLC for an aggregate cash investment into Omagine LLC of one hundred nine million three hundred fifteen thousand three hundred seventy five U.S. dollars ($109,315,375), and

2. In addition to the fifty two thousand U.S. dollars ($52,000) of initial capital invested by the Company to organize Omagine LLC in November 2009, the Company will invest an additional one hundred forty four thousand nine hundred fifty U.S. dollars ($144,950) prior to the date the Development Agreement is signed (the "Execution Date",) and will invest an additional four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550) subsequent to the Execution Date, for a total aggregate investment by the Company of six hundred fifty six thousand five hundred U.S. dollars ($656,500).

The "Financing Agreement Date" is the day subsequent to the signing of the Development Agreement upon which Bank Muscat and/or other lenders execute and deliver to Omagine LLC a written term sheet with respect to and describing the terms and conditions of a proposed financing agreement for the Omagine Project. The foregoing investments are presently planned to be made on the following schedule:

1. Prior to the Execution Date the New Shareholders will invest one hundred ninety three thousand fifty U.S. dollars in cash ($193,050) and the Omani Shareholders will purchase variable convertible promissory notes from the Company ("Notes"), and the Company will invest the aforementioned additional one hundred forty four thousand nine hundred fifty U.S. dollars in cash ($144,950), and

2. During the six month period subsequent to the Execution Date the Omani Shareholders will partially fund the Notes by paying the Company an aggregate of forty four million eight hundred seven thousand three hundred forty two U.S. dollars in cash ($44,807,342), and Omagine LLC will pay the Company four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550) which Omagine LLC will owe to the Company after the Shareholders' Agreement is signed (the "Exchange Amount") and promptly after receiving the Exchange Amount from Omagine LLC, the Company will invest the Exchange Amount of four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550) into Omagine LLC, and

3. The Financing Agreement Date is projected by management to occur approximately six months after the Execution Date. Within ten (10) days after the Financing Agreement Date the Omani Shareholders will fund the balance of the Notes by paying the Company an aggregate of fourteen million nine hundred thirty five thousand seven hundred eighty three U.S. dollars in cash ($14,935,783), and all the Notes will automatically be converted into shares of Omagine LLC in accordance with their terms, and CCIC will invest an additional forty nine million three hundred seventy nine thousand two hundred U.S. dollars in cash ($49,379,200) into Omagine LLC.

The Notes include a provision requiring (after being fully funded) their mandatory conversion into shares of Omagine LLC (See: Exhibits - Exhibit 10.10 - Exhibit J to the proposed Shareholders' Agreement among the proposed shareholders of Omagine LLC). In the event that any Note is not fully funded in accordance with the funding schedule in the Note (an unlikely event in the opinion of management), then Omagine LLC is not obligated to accept further funding installments from the Note holder and the outstanding principal, if any, of such Note becomes due and payable without interest after one (1) year from such date of failure to pay such funding installment, and the Company (Omagine, Inc.) has the option to purchase any shares then owned by such Note holder.

The Company and the New Shareholders are referred to herein and in the Development Agreement as the "Founder Shareholders" of Omagine LLC.

The Company capitalized Omagine LLC at formation by depositing 20,000 Omani Rials, equal to approximately USD $52,000, (the "Company Capital Contribution") into a bank account opened in Bank Muscat in the name of Omagine LLC and the Company was subsequently issued all 200,000 of the presently issued and outstanding shares of Omagine LLC.

Pursuant to the proposed Shareholders' Agreement, after the issuance of the Omagine LLC shares purchased by the New Shareholders and the Company, and the conversion of the Notes into shares of Omagine LLC, and the purchase by CCIC of shares as described above and in Exhibit 10.10 attached to this Report on Form 10-K, Omagine LLC will have 5,000,000 shares issued and outstanding and such shares will be owned as follows:

  the Company will own 2,525,000 shares (50.5%), and the OITP Fund will own 1,000,000 shares (20%), and RCA will own 625,000 shares (12.5%), and CCIC will own 600,000 shares (12.0%), and ALM will own 250,000 shares (5%).

Pursuant to the Shareholder's Agreement and the Oman Companies Law, the Omagine LLC shareholders plan to change the corporate form and structure of Omagine LLC at some point after the Execution Date from a limited liability company to a closed joint stock company and such change will have no effect on the investment amounts or percentage ownership amounts outlined above.

All of the aforementioned investment amounts and ownership percentages were negotiated in arms-length transactions between the Project Company and the New Shareholders by Company management and on behalf of Omagine LLC. No New Shareholder is an affiliate of the Company.

As presently contemplated by the proposed Shareholders'
Agreement:

1. the Company and the New Shareholders will have representation on the Board of Directors of Omagine LLC but the Company's representatives will at all times have a majority of the votes on such Board of Directors.

2.  The Government is not a shareholder of Omagine LLC.

3. The current Managing Director and chief executive officer of Omagine LLC, Frank J. Drohan, will continue in that position.

4. The Chairman, who shall have no day to day operating role in the management or operation of the business of Omagine LLC but shall be the primary spokesman and advocate in Oman for the Project Company, shall be a representative of RCA.

5. The Deputy Managing Director shall be Mr. Sam Hamdan.

The Company has again updated its projected financial model for the Omagine Project since doing so in November 2009 and such updated financial model presently forecasts net positive cash flows for Omagine LLC in excess of 900 million dollars over the five year period subsequent to the signing of the Development Agreement with a net present value of the project in excess of 400 million dollars. Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience some negative effects, slowdowns and volatility. Raw material and labor prices initially dropped dramatically and are now experiencing a recovery. Recent sales prices for housing in other integrated tourism projects are stabilizing and, in Oman, the inventory of unsold housing in the secondary (re-sale) market has dropped dramatically in recent months which some observers see as an important indicator of pent up future demand. Management cautions however that investors should not place undue reliance on this financial model forecast as all such projections are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

The date of signing the Development Agreement is entirely in the hands of the Government. Based on the recent conversations with Government officials, the Omani Shareholders, and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter swiftly. Subsequent to the signing of the Development Agreement, it must be ratified by the Ministry of Finance ("MOF") on behalf of the Government. The Company anticipates notice from the Government of the signing date for the Omagine Development Agreement in the next several weeks.

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

As of the date hereof, the Company has arranged approximately $110 million of equity capital (the "Minority Equity") for the Project Company via the proposed sale of equity interests totaling 49.5% of the Project Company to: CCIC (12%); the OITP Fund (20%); RCA (12.5%); and ALM (5%), for a total of $109.3 million. (See: Exhibits - Exhibit 10.10 - Exhibit J to the proposed Shareholders' Agreement among the shareholders of Omagine LLC, attached to this Report on Form 10-K)

The Company's agreements with the New Shareholders have now been reduced to writings and they constitute the Shareholders' Agreement and subscription agreements with each New Shareholder and with the Company ("Subscription Agreements") as described above and in Exhibit 10.10 to this Report on Form 10-K.
Although the Company expects such agreements to be executed in the next few weeks, until they actually are executed, no assurance can be given that they will be executed.

The Company invested the Company Capital Contribution of approximately USD $52,000 in the Project Company at formation. Additional cash investments of approximately USD $144,950 and approximately USD $459,550 are planned to be made by the Company into Omagine LLC as described above and in Exhibit 10.10 to this Report on Form 10-K.

The Company has agreed with CCIC regarding (i) its approximately USD $49.4 million investment in Omagine LLC, and (ii) the appointment of CCC as the general contractor for the construction of the Omagine Project. The written Shareholders' Agreement among the Founder Shareholders and the Subscription Agreements are presently under review by the New Shareholders and their legal counsel.

The Shareholders' Agreement and the Subscription Agreements may be modified but any such modification is expected to be minor and is not expected to alter the Company's majority ownership position of Omagine LLC nor to materially change the investment amounts or timing as outlined above.

As presently planned, the Shareholders' Agreement and Subscription Agreements will provide that the funding installments of the Notes will be paid by the Omani Shareholders to Omagine LLC in monthly installments during the period beginning immediately after the Execution Date of the Development Agreement and ending on the Financing Agreement Date. The Subscription Agreement with CCIC provides that its investment into the Project Company will be paid to Omagine LLC on the Financing Agreement Date. Therefore, as presently contemplated by the terms of the proposed Subscription Agreements, Omagine LLC will not have to wait for the Financing Agreement Date to begin development and design of the Omagine Project as it will have the financial capacity to begin such design and development activities immediately after the Development Agreement is signed.

The Company presently plans to cause Omagine LLC to hire Michael Baker Corp. ("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the Department of Defense and several state governments. No agreement has yet been concluded with Baker for project management, but the Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that it will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives have made several trips to Oman to visit with management, examine the project site and plan for its future involvement with the Omagine Project. In April, 2010, a Vice-President of Baker, who will be the resident manager in Oman of Baker's proposed local Omani subsidiary, spent two weeks in Muscat making such preparations.

Baker (www.mbakercorp.com) is headquartered in Pittsburgh, PA, with offices throughout the U.S. and abroad and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide - including in the Middle East.

The Company is in the final selection process for interpretive designers and entertainment content and visitor experience designers to be hired by Omagine LLC. The candidates have been narrowed to a short list of professional companies. One or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform Omagine's high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, physical and intellectual interactions. Each of the prospective candidates has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East.

In order to move into the actual development stage of the Omagine Project, Omagine LLC and the Government must first sign the Development Agreement. The Company and the New Shareholders are closely following this matter, and although this process has often been delayed to date, management and the Founder Shareholders remain confident that attainment of the ultimate objective of signing the Development Agreement with the Government is now imminent - although the precise date for such signing is not possible to predict at this time.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

As presently contemplated the Company will ultimately own 50.5% of Omagine LLC and the financial results of Omagine LLC will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% majority ownership. Previously, it was expected that beginning after the signing of the DA the Company would - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately USD $55 million on the Financing Agreement Date as a result of the approximately USD $110 million capitalization of Omagine LLC. Since the methodology of funding Omagine LLC has now been re-structured as a series of funding installments on the Notes, this increase in net worth on a consolidated basis will not occur gradually over the aforementioned six month period, but instead it is now expected to occur as a single aggregate increase in the Company's net worth of approximately USD $55 million on or shortly after the Financing Agreement Date when the Notes are converted and the CCIC investment is made.

The capital of Omagine LLC as well as its proceeds from the sales of residential units and from bank borrowings will be utilized by it to develop the Omagine Project. Omagine LLC's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

The Company has been, and continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) negotiating initial contracts with the major vendors, contractors and financial institutions proposed to be involved in the Omagine Project, (iii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iv) examining various tax structures, (v) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) subsequent to the Financial Closing Date, (vi) examining various other matters we believe will enhance shareholder value subsequent to the Financial Closing Date (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest public relations efforts) (See: "LIQUIDITY AND CAPITAL RESOURCES"), and
(vii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be hired by Omagine LLC to arrange all of the necessary construction and other financing for the Omagine Project ("Construction Financing"). The Shareholders' Agreement contemplates the approval by the Omagine LLC shareholders of a draft agreement with Bank Muscat regarding project financing and financial advisory services (the "Mandate Agreement"). The Mandate Agreement provides for Bank Muscat to be the financial advisor for Omagine LLC and to, among other things, arrange for the Construction Financing.

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management continues to be in contact with Bank Muscat on a regular basis regarding the financing of the Omagine Project and Bank Muscat has continued to indicate that it expects the project finance market to be substantially more stable when Omagine LLC will be seeking such financing. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. Management and the Project Company's prospective Omani bankers and shareholders are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project. As noted earlier however, the costs of labor and material as well as the selling prices of housing remain somewhat volatile and no completely accurate projection can be made at this time. The Company views Bank Muscat's decision to have the OITP Fund become an equity investor in Omagine LLC as a positive indicator of Bank Muscat's opinion with respect to the likely availability to Omagine LLC of the necessary Construction Financing.

The Company had previously expected, based on then present assumptions of its previous development program, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project would be less than the approximately $1.6 billion dollars that it had budgeted in 2006 for such work. The Company presently expects, based on present assumptions which include an expansion of the elements in the previous budget to be constructed in the Omagine Project since the 2006 program was conceived, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $1.9 and $2.1 billion dollars. The Company also presently expects, based on present assumptions and market activity, that although the selling prices of housing in Oman have fallen from their 2007/2008 peaks, they will still be greater than that which the Company had previously budgeted. As previously noted however, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region improves and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized by Bank Muscat in its discussions with other financial institutions to optimize Omagine LLC's capital structure and to arrange the Construction Financing.

Omagine LLC's requirements for bank financing of Construction Costs is expected to be reduced by its ability to pre-sell residence units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

The sale of residential and commercial properties, including sales to non-Omani persons combined with the increase in the value of the land constituting the Omagine Site over the last several years are the main drivers supporting the Project Company's financial projections. The Development Agreement has evolved over the years and as presently contemplated and agreed allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on approximately three hundred thousand square meters (approximately 75 acres) of land within the Omagine Site. The balance of the Omagine Site will consist of open areas, roads, walkways, green areas, etc. The freehold title to the land within the Omagine Site underlying such residences or commercial properties shall be transferred to the buyer at the closing of such sales transactions.

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, is not certain to occur. Moreover, revenues from real estate development associated with the Omagine Project are not expected to occur until subsequent to the Financing Agreement Date. The Company is planning to enter businesses other than real estate development
- and ancillary to the Omagine Project - subsequent to signing the Development Agreement and expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date of this report and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than the Company presently possesses. Management believes that the Company's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its success to date in advancing the Omagine Project to its present status. These consultants, some of whom, depending upon future events, may become employees of the Company are each highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience designers; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the region.

Although several of Omagine LLC's competitors have well established businesses and brand reputations, management believes that Omagine LLC's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government (ii) the Company's and Omagine LLC's senior management have established strong and trusting relationships with the relevant Government officials, and (iii) the proposed Shareholders' Agreement with the New Shareholders demonstrates the strong professional partners that have been recruited to develop the Omagine Project. Company management believes
Omagine LLC can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

Engineering, Design and Construction
------------------------------------

The Company does not presently own or directly operate any engineering, design or construction companies or facilities but the Company or Omagine LLC may, depending upon events, set up its own in-house design supervision team and/or enter into joint ventures with firms providing the aforesaid services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. All copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are the property of the Company. (See: "Patents, Copyrights and Trademarks").

Marketing
---------

The Company has engaged in significant marketing and promotional activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these activities. These costs and expenses are generally associated with travel, consulting and professional fees, pre-planning and feasibility studies and with preparing and making presentations to the Government of Oman (collectively "Development Costs"). All, or a portion of these Development Costs may be recoverable from Omagine LLC. Some of these costs, however, may be non-recoverable costs.

Manufacturing and Production
----------------------------

The Company does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so.

Patents, Copyrights and Trademarks
----------------------------------

The Company filed trademark applications with the United States Patent and Trademark Office ("USPTO") in the first quarter of 2008 for the mark OMAGINE and related marks (collectively, the "Marks"). This USPTO filing created "Priority Applications" for filing such Marks with the Sultanate of Oman and many other foreign countries. The Company has filed trademark applications in Oman and Kuwait within the applicable time period required.

In February 2009 the USPTO approved publication of the OMAGINE Marks for opposition. The mark OMAGINE and three of five of the related Marks were issued Certificates of Registration from the USPTO in the first quarter of 2010 and are now officially registered Marks in the United States. The remaining two related Marks have successfully passed the opposition period and the USPTO has issued "Notice(s) of Allowance" to each application. A Notice of Allowance signals that the applications have completed the examination process and will be approved for registration upon the filing of a valid "Statement of Use" attesting that the respective Marks are in commercial use. Following acceptance of the Statement of Use by the USPTO each respective application will mature to full registration permitting use of the registered (r) designation.

Trademark applications for the OMAGINE Marks filed in Oman and Kuwait have been examined by trademark offices in each respective jurisdiction and no third-party applications or registrations exist that would bar registration of the Marks. The local Omani trademark office has requested that all OMAGINE Marks be "associated" to indicate a common ownership. This requirement will not alter the applications in any way, except that the applications will indicate common ownership among the various OMAGINE Marks. The Company has accepted the association requirement. Certificates of Registration have been issued in Oman for the Omagine Mark and for five of the seven related Marks as each of the now registered Marks have matured to full registration in Oman. The Company's New York trademark attorneys continue to monitor the process which remains ongoing.

The Company's website is www.omagine.com and a dedicated investor relations hub for the Company may be found at www.agoracom.com/IR/Omagine.

Government Regulation
---------------------

The Company expects Omagine LLC will require several Omani governmental licenses, permits and approvals for its services and products during the development, construction and operation of the Omagine Project.

The Company does not anticipate any negative effects on its or Omagine LLC's business from any existing or probable Omani government laws or regulations. Omagine LLC will in all likelihood incur certain costs and sustain certain effects on its operations, all of which costs and effects are expected to be in the normal course of its business and associated with compliance with Omani regulations and laws, including environmental laws. The Company does not require any U.S. government approval of its services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable U.S. or Omani government laws or regulations.

Employees and Consultants
-------------------------

The Company presently has three full time employees. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good. Subsequent to the signing of the Development Agreement the Company intends to significantly increase the number of its employees.

Omagine is obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The majority of salary payments to this individual between October 1, 2004 and August 1, 2007 and for the past year were deferred and accrued.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which has been canceled. A portion of the salary payments for prior years and for the past year due to this individual were deferred and accrued. Effective August 1, 2007 the Company re-employed this individual at an annual salary of $85,000. If the Development Agreement is signed the Company will enter into a new employment agreement with this individual. The terms of such employment agreement cannot be determined at this time but it will recognize this individual's loyal service to the Company. (See "Directors, Executive Officers and Corporate Governance" and "Executive Compensation")

Consulting Agreement
--------------------

On March 19, 2007, Omagine and Mr. Sam Hamdan ("Hamdan") executed a consulting agreement (the "Hamdan Agreement") wherein Hamdan has agreed that (i) he will provide ongoing consulting services to the Company up until the Financing Agreement Date, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's Chief Operating Officer subsequent to the Financing Agreement Date. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 160,000 shares of Omagine's Common Stock at $1.25 per share (the "Hamdan Option"), exercisable ratably at 32,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The Hamdan Option is exercisable only if (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an Omagine employee. The Hamdan Agreement has been amended to expire on December 31, 2010.

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

Mr. Hamdan was the chief strategist and founder of the U.S. Arab Economic Forum and has an extensive network of business, diplomatic and government contacts in the U.S., Europe and throughout the Arab world. The World Summit on Innovation and Entrepreneurship (www.wsie.org) is owned and operated by GLT and was held in Dubai, U.A.E. in April 2008 and in Muscat, Oman in 2006.



Item 2.     Properties.
-------     -----------

The Company maintains its corporate offices at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring February 28, 2013. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2010 and warehouse space in Jersey City, N.J. on a month to month basis.

Item 3.      Legal Proceedings.
-------      ------------------

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.


Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

On December 29, 2009, the Company held its Annual Meeting of shareholders for the year ended December 31, 2008 and the shareholders:

(a) elected five (5) directors as follows:

     Nominee                    Votes For        Withheld
     -------                    ---------        --------

Salvatore J. Bucchere            48,272,865      806,068
Kevin O'C. Green                 48,344,921      734,012
Louis J. Lombardo                48,371,056      707,877
Charles P. Kuczynski             48,302,617      776,316
Frank J. Drohan                  48,302,617      776,316

(b) voted to amend the Certificate of Incorporation of the Company to (i) effect a 1-for-100 reverse split ("Reverse Split"), and immediately after the Reverse Split, (ii) effect a 20-for-1 forward split ("Forward Split") (collectively, the "Stock Splits"), (iii) establish 50 million as the number of shares of Common Stock that the Company shall be authorized to issue subsequent to the Forward Split, and (iv) authorize a Rights Offering;

    For:   46,222,855   Against:   2,854,726   Abstain:  1,350

(c) voted to amend the Certificate of Incorporation of the Company to (i) effect the Reverse Split, and immediately after the Reverse Split, (ii) effect the Forward Split;

    For:   46,324,023   Against:   2,753,496   Abstain:  1,412

(d) Voted to amend the Alfa International Corp. 2003 Stock Option Plan to change its name to the Omagine, Inc. 2003 Stock Option Plan (the "Plan"), and to continue to reserve 2,500,000 shares of Common Stock for issuance under the Plan subsequent to the Forward Split.

    For:   30,612,983   Against:   667,466   Abstain:  6,183

(e) Voted for the ratification of independent auditor for the fiscal year ending December 31, 2009.

    For:   48,553,233   Against:   513,028   Abstain: 12,673



                             PART II
                             -------

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securities.
-------     -----------------------------------------------

Common Stock
------------

The stock ticker symbol for the Registrant's Common Stock is "OMAG". On February 9, 2010, the Company was notified by the Financial Industry Regulatory Authority ("FINRA") that the necessary changes to reflect the Stock Splits would be effected in the market reporting of the Company's Common Stock at the start of trading on February 10, 2010. For a period of twenty trading days beginning on February 10, 2010, the Company's Common Stock traded under the symbol "OMAG", with the letter "D" added to the end of the trading symbol to indicate that the Stock Splits were reflected in the market reporting of the Company's Common Stock. As of March 11, 2010 the symbol for the Company's Common Stock reverted to its previous trading symbol of "OMAG".

On September 17, 2009 the Board of Directors of Omagine authorized and directed the Company, subject to shareholder approval, (i) to execute the Reverse Split of the Company's

Common Stock by issuing one (1) new share of Common Stock (a "Reversed Share") in exchange for each one hundred (100) shares of Common Stock held by any shareholder on the record date for such Reverse Split, (ii) to execute the Forward Split by issuing twenty (20) new shares of Common Stock in exchange for each one
(1) Reversed Share held by any shareholder on the record date for such Forward Split, (iii) not to issue any fractional shares of Common Stock ("Fractional Shares") which might be otherwise issuable pursuant to the Reverse Split, and (iv) in lieu of issuing any such Fractional Shares, to make a cash payment ("Payment") for such Fractional Shares to any shareholder who, but for the elimination of such Fractional Shares, would have held such Fractional Shares immediately subsequent to the Reverse Split. The Payment was equal to the number derived for any shareholder by multiplying (x) the fraction representing such shareholder's Fractional Shares, by (y) one hundred (100), and then by (z) the average of the daily closing bid prices for a share of Common Stock for the five consecutive trading days immediately prior to the record date for the Reverse Split; (iv) to amend its Certificate of Incorporation amending Article "Fourth" in compliance with Delaware Corporation Law to reflect
(a) the Reverse Split, (b) the Forward Split, and (c) that the total number of shares of Common Stock that the Corporation will be authorized to issue is fifty million (50,000,000) shares; and
(v) authorized the Company, at the discretion of the Board of Directors, to conduct the Rights Offering of "Units" consisting of Common Stock and warrants and further authorized the Company to (a) establish an exercise period for the Rights Offering not to exceed six (6) weeks from its record date, (b) establish the exercise period for the warrants not to exceed one (1) year from their issuance, and (c) file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock underlying the Units. The Company included a proposal in its definitive Proxy Statement filed with the SEC on November 30, 2009 seeking stockholder approval for the Stock Splits, the amending of the Company's Certificate of Incorporation and for the Rights Offering. The Company's proposal was approved by the stockholders at the Company's Annual Meeting held on December 29, 2009 and the appropriate Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware. The Amendment was effective as of December 30, 2009, the day that such Amendment was so filed. A copy of the Amended Certificate of Incorporation of the Company is filed as Exhibit 3.12 to this Report on Form 10-K.

The Omagine Board of Directors presently has the authority, at its sole discretion, to conduct the Rights Offering at any time exclusively for the benefit of its stockholders. All stockholders of the Company on the record date for such Rights Offering shall, for each one (1) share of Common Stock held by any such stockholder on such record date, be entitled to purchase one (1) ("Unit") at a purchase price of twenty-five cents ($0.25) per Unit, each Unit consisting of (a) one (1) share of Common Stock and (b) one (1) warrant to purchase one
(1) share of Common Stock from the Company at a warrant exercise price of $6.00. As of the date of this Report, the Board of Directors has not determined whether or not to conduct the Rights Offering.

The Company's total authorized capital stock is 50,850,000 shares of which 50,000,000 shares are common stock, par value
$.001 per share ("Common Stock"), and 850,000 shares are preferred stock, par value $.001 per share. As of April 1, 2010, there are 11,034,157 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

The holders of the Company's Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefore and subject to prior dividend rights of holders of any shares of our preferred stock which may be outstanding. Upon the Company's liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our preferred stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company's Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company's Common Stock are fully paid and not liable to further calls or assessment by the Company.

The following table sets forth the range of the high and low prices for the Common Stock for the four quarters in 2008 and 2009. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. For comparative purposes these prices give retroactive effect to the Stock Splits effected on December 30, 2009.

                   Common Stock
                   ------------

Quarter Ended      High         Low
-------------      ----         ---
3/31/08            2.00         1.35
6/30/08            4.40         4.40
9/30/08            2.75         2.55
12/31/08           2.25         1.85

3/31/09            1.25         1.25
6/30/09            0.50         0.50
9/30/09            0.60         0.50
12/31/09           0.70         0.65


At December 31, 2009, Omagine had 10,660,904 shares of its
Common Stock issued and outstanding, and there were approximately 826 holders of record of such Common Stock.

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

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2009.

The Company adopted the Omagine, Inc. 401(k) Plan DTD 10-01-2008 (the "401(k) Plan"), qualified under Section 401(k) of the Internal Revenue Code, which is a pre-tax plan for eligible employees of the Company. The 401(k) Plan is a professionally customized derivation of an IRS-approved prototype 401(k) plan and the Company's choices are detailed within our 401(k) Plan Adoption Agreement. The Company does not presently match any employee contributions made to the 401(k) Plan. The Company made the maximum allowable discretionary contribution to the 401(k) Plan in 2008 and 2009 to all eligible employees in the form of 20,192 and 72,500 shares respectively of the Company's Common Stock. Future discretionary contributions, if any, will be made at the recommendation of the Company's Board of Directors.

The transfer agent for Omagine's Common Stock is Continental
Stock Transfer and Trust Company, 17 Battery Place, New York,
New York 10004.



Item 6.  Selected Financial Data.
-------  ------------------------

Information required by this Item is not required for a smaller reporting company.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
-------  -------------------------------------------------

The financial statements for fiscal years 2009 and 2008 have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned subsidiaries, JOL, Omagine LLC, Contact and Ty-Breakers.

During 2009, the Company concentrated on concluding the Development Agreement with the Government of Oman with respect to the Omagine Project.

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

Revenue Recognition. Revenue was recognized at Contact and Ty-
Breakers when goods were shipped to customers from an outside warehouse. The method of revenue recognition at Omagine
LLC will be determined by management when and if it becomes likely that Omagine LLC will begin generating revenue.

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


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" (as that term is understood under the 1995 Private Securities Litigation Reform Act) that involve various risks and uncertainties. Typically, these forward-looking statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of Omagine LLC to sign the Development Agreement with the Government of Oman.

* Failure of Omagine LLC to obtain the necessary Construction
  Financing required to design, build and operate the Omagine
  Project.

* Inability of the Company to secure additional financing;

* Unexpected economic or political changes in the United States or abroad; and

* The imposition of new restrictions or regulations by government agencies in the U.S. or abroad that affect the Company's business activities.

The following discussion highlights the Company's business activities during fiscal years 2009 and 2008.

Results of Operations:

Fiscal Year Ended December 31, 2009 Compared to
Fiscal Year Ended December 31, 2008

The present nature of JOL's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: " Business - Products, Services - The Omagine Project").

The Company did not generate any revenue nor incur any cost of sales for the years ending 2009 and 2008. The Company discontinued its Contact and Ty-Breakers apparel business in March 2008. The Company is now focusing all of its efforts on Omagine LLC's real estate development and entertainment business.

The Company will hereafter rely on its JOL and Omagine LLC subsidiaries' operations for future revenue generation.

Management is presently examining other possible sources of revenue for JOL which, subject to the Development Agreement being executed, may be added to JOL's operations.

Selling and marketing expenses were $36,616 during 2009, compared to $24,917 in 2008. This increase in 2009 of $11,699 (47%) was primarily due to automobile and other travel costs. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman, the Company is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $1,047,074 in fiscal 2009 were $236,012 (18%) lower than the $1,283,086 incurred in fiscal 2008. This decrease was primarily attributable to the decreases in 2009 of: fringe benefits ($35,048); legal fees ($77,905); consulting fees ($161,273); travel expense ($78,261); stockholder relations ($15,354) and the net of various other expenses ($1,034), offset by increases in stock option expense ($51,699); pension expense ($20,000); directors' fees ($10,500)
and rent ($50,664).

The Company sustained a net loss of $1,114,409 during 2009 as compared to a net loss of $1,307,630 during 2008. This decrease of $193,221 in the Company's loss was due primarily to the decreased general and administrative expenses mentioned above, the increase in interest charges of $23,072 and the decrease in miscellaneous income of $7,989.

The Company incurred $1,471 in capital expenditures during fiscal year 2009. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman, the Company may incur significant expenses related to capital expenditures during fiscal 2010.


Liquidity and Capital Resources

In 2009 the Company experienced a positive cash flow of $106,310. This was due to the Company's negative cash flows from operating activities of $482,486 and investing activities of $1,471 being offset by its positive cash flow of $590,217 from financing activities which consisted of $556,400 proceeds from the sale by the Company of shares of its Common Stock; the issuance of convertible notes payable of $50,000; less the $16,183 decrease in loans to the Company from Officers and Directors.

The Company incurred net losses of $1,114,409; $1,307,630 and $1,043,190 in fiscal years 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company had a working capital deficit of $978,251, compared to working capital deficit of $609,991 at December 31, 2008. This $368,260 increase in the Company's working capital deficit is attributable to the following:

     (a) $106,310 increase in cash and equivalents primarily, due to the sale of stock in 2009 and the loss for 2009;

     (b) $74,736 increase in convertible notes payable and accrued interest;

     (c) $99,357 increase in accounts payable;

     (d) $40,774 increase in prepaid expenses and other current assets;

     (e) $16,183 decrease in loans to the Company from officers and directors;

     (f) $254,500 increase in accrued officer payroll; and

     (g) $21,386 increase in accrued expense and other current liabilities.

At December 31, 2009, the Company had $155,821 in current assets, consisting of cash.

The Company's current liabilities at December 31, 2009 totaled $1,134,072, consisting of $313,464 convertible notes payable and accrued interest, $483,455 of accounts payable and accrued expenses, $10,153 due to officers and directors and $327,000 in accrued payroll. Of the $1,134,072 of current liabilities at December 31, 2009, $520,306 or 46% represents amounts which are due to officers and/or directors.

The $482,436 of funds used by operating activities during 2009 were used primarily to fund the net loss of $1,114,409 [less the non-cash charges totaling $191,077] plus the increases in prepaid expenses and other current assets ($40,917) and the increases in accrued officers' payroll ($254,500) and accrued expenses and other current liabilities ($21,386). Operating funds were provided by increases in accrued interest on convertible notes payable ($24,736) and accounts payable ($99,357).

Funds totaling $590,217 were provided by financing activities during 2009 from proceeds realized from the sale of Common Stock to investors ($556,400); proceeds from the issuance of convertible notes payable ($50,000) offset by a decrease of loans and advances to the Company from officers and directors ($16,183).

As a result of the foregoing, the Company had a cash balance at December 31, 2009 of $155,821 as compared to a cash balance of $49,511 at December 31, 2008.

The Company will rely upon the business of its JOL and Omagine LLC subsidiaries for revenue growth. The continuation of Omagine LLC's efforts to sign the Development Agreement and develop the Omagine Project is also contingent upon the receipt by Omagine of the necessary financing to fund Omagine LLC's operations prior to the signing of the Shareholders' Agreement and the Development Agreement.

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). The term of the SEDA is for two years and pursuant to its terms Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), periodically sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand Dollars ($200,000). The SEC declared Omagine's Registration Statement to be effective as of May 1, 2009 and the Company intends to file a post-effective amendment to continue its effectiveness. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA are made at the sole discretion of the Company.

To fund its operations prior to the date hereof, the Company has to a great extent relied on the net proceeds from sales of its equity securities pursuant to the SEDA and in private placements. The Company intends to utilize the SEDA to fund its operations as necessary and to fund the Company's additional approximately $144,950 capital contribution to Omagine LLC which will be made prior to the signing of the Development Agreement. The Company does not presently intend to utilize the SEDA to fund the Company's other additional approximately $459,950 capital contribution (the "Final Capital Contribution") to Omagine LLC which will be made subsequent to the signing of the Development Agreement. Upon the execution of the Shareholders' Agreement, Omagine LLC will owe approximately $459,950 to the Company (the "Exchange Amount") and promptly after receiving payment of the Exchange Amount from Omagine LLC, the Company will invest the Exchange Amount of $459,550 into Omagine LLC as the Final Capital Contribution.

Contrary to previously disclosed plans, the Company does not now intend to utilize the SEDA to fund advances to Omagine LLC during the Project Company's initial start-up phase. All Omagine Project development expenses incurred by the Company over the past several years (less the Exchange Amount) are expected to be re-paid to the Company by Omagine LLC.

In March of 2009 the Company issued 72,500 shares of the Company's Common Stock to all eligible employees of the Omagine,Inc.401 (k) Plan.

From May to December of 2009, the Company sold 1,308,877 shares of its Common Stock for proceeds of $555,000 under the Standby
Equity Distribution Agreement.

In August of 2009 the Company sold 2,000 shares of Common
Stock to a Director for proceeds of $1,400.

Impact of Inflation
-------------------

The general level of inflation in the U.S. has been relatively low during the last several fiscal years and has not had a significant impact on the Company. While the general level of inflation in Oman has also been relatively low during the last several fiscal years, Oman has experienced some rapid rises and falls and volatility in the prices of construction materials and labor during 2009 and 2010 and, if continued into 2011, it may have a significant impact on Omagine LLC and the Company.

Forward Looking Statements
--------------------------

As discussed just prior to Item 1, "Business", certain statements made in this report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that could cause such differences include but are not limited to: the uncertainty of success associated with Omagine LLC's ongoing efforts to sign the Development Agreement with the Government of the Sultanate of Oman relating to the Omagine Project; the uncertainty associated with political events in the Middle East in general and with the continuing worldwide financial crisis in particular; and the success or failure of Omagine LLC's and the Company's efforts to secure additional financing.

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

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms (an "Evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009. The Evaluation did not identify the occurrence during the fourth fiscal quarter of any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

Effective December 4, 2007 the Company adopted a web-based software solution to automate and streamline its Sarbanes-Oxley compliance program. The software product enables the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies. The software was utilized for the filing of this Report on Form 10-K.

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

Management's assessment herein of the effectiveness of the Company's internal control over financial reporting is made as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses or any risks or errors in financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.



Item 9B.  Other Information.
-------   ------------------

None



                          PART III
                          --------


Item 10.     Directors, Executive Officers and Corporate
             Governance.
--------     -------------------------------------------

The present Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           64       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      56       Vice-President, Secretary and
                                   Director

Salvatore J. Bucchere     66       Director

Kevin O'C. Green          61       Director

Louis J. Lombardo         64       Director

Frank J. Drohan has served as a Director, Chairman of the Board, President and CEO of Omagine since 1991. Mr. Drohan is the Managing Director and Chief Executive Officer of Omagine LLC. Mr. Drohan was also Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif ultimately acquired the Ty-Breakers business and was itself acquired by Omagine in 1997. Mr. Drohan serves as a Director and the Chairman of JOL, and served in those capacities for both Contact and Ty-Breakers until they were merged with and into Omagine. He is also a Director and the Chairman of The Renaissance Team, Inc. ("TRT") which is a privately held company offering a wide variety of services including: branding, marketing, management, political and strategic visioning, and development management consulting services.

Charles P. Kuczynski is Vice-President, Secretary and a Director of Omagine, Inc. since 1996 and previously served as a Director and Secretary of Omagine, Inc. from 1988 to 1993. Mr. Kuczynski was also President of Ty-Breakers Corp and Vice-President of Contact Sports until both Contact and Ty-Breakers were merged into Omagine in March 2008. Mr. Kuczynski is a Director and Secretary of JOL and also serves as the Secretary of TRT.

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

At December 31, 2009, the Board of Directors of Omagine, Inc. consisted of two inside employee directors: Frank J. Drohan and Charles P. Kuczynski, and three independent outside directors:
Salvatore J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Inside Directors receive no fees for acting as such. Independent outside Directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors. The members of the Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent outside director, is the Chairman of the Audit Committee and is an audit committee financial expert. (See: "Item 10 - Salvatore J. Bucchere"). The three independent outside members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprise the compensation committee and the nominating committee. Mr. Lombardo is the Chairman of the Compensation Committee. Mr. Bucchere is the Chairman of the Nominating Committee. The Stock Option Committee is chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan are committee members.

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

The Company's primary strategic consultant, Mr. Sam Hamdan ("Hamdan"), is President and Chief Strategist of the Michigan based Global Leadership Team, a native of Lebanon, a citizen of the U.S. and widely known across the Middle East for his work in organizing and directing various high level conferences dealing with leadership, strategic planning, entrepreneurship, innovation and economic matters. Mr. Hamdan, who has two Masters Degrees and is fluent in both Arabic and English, is the visionary who created the "U.S.- Arab Economic Forum" held bi-annually in the United States (see: www.usaeforum.org). The Forum is held in cooperation with, among others, the U.S. Departments of State and Commerce. In 2006 Mr. Hamdan and GLT also organized and delivered the World Summit on Innovation and Entrepreneurship in Muscat, Oman, and duplicated the event in April 2008 in Dubai, United Arab Emirates (www.wsie.org).

Mr. Hamdan and his branding experts at GLT were the developers of the Omagine brand for the Company. On March 19, 2007 Omagine and Hamdan signed a consulting agreement (the "Hamdan Agreement") (see: "Employees and Consultants"). The Hamdan Agreement does not obligate Omagine to pay any cash compensation to Hamdan for his continuing consulting services there under but does grant Hamdan options to purchase up to 160,000 shares of Omagine's Common Stock at a purchase price of $1.25 per share, exercisable ratably over five (5) years from the date of the Hamdan Agreement (the "Hamdan Options"). In addition the Hamdan

Agreement contemplates that, subsequent to the Financing Agreement Date, Hamdan may become Omagine's President and Chief Operating Officer and an Omagine employee. The Hamdan Options are exercisable only during periods which (i) the Hamdan Agreement remains in effect, or (ii) Mr. Hamdan is an employee of Omagine. The Hamdan Agreement has been amended to expire on December 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

As of the date hereof, the Company's officers and directors are in compliance with the requirements to file ownership reports as required by Section 16(a) of the Act.

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

                                   SUMMARY COMPENSATION TABLE
      (a)                (b)        (c)        (d)       (e)          (f)          (g)
                                                    Accrued Salary   Option
Name and Principal                Salary(1)   Bonus   Payable(1)     Awards(2)    Total
Position                 Year       ($)        ($)       ($)          ($)          ($)
-------------------      ----     ---------   ----- -------------    ------    ----------
Frank J. Drohan
Chief Executive and
Financial Officer        2009    $      0       0   $125,000        $ 47,170    $172,170
                         2008    $ 93,750       0     31,250        $ 47,170    $172,170
                         2007    $ 52,083       0     62,500        $      0    $114,583

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.

(2) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named Executive Officer. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION
     - to the Company's audited financial statements for the fiscal year ended December 31, 2009.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.


The following table shows the number of shares covered by exercisable and un-exercisable options held by the Company's
Chief Executive Officer on December 31, 2009.

                                   OMAGINE, INC.
                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 DECEMBER 31, 2009
                     (b)                  (c)
                 Number of            Number of
                 Securities           Securities
                 Underlying           Underlying           (d)
                 Unexercised          Unexercised      Option Exercise         (e)
(a)              Options (#)          Options (#)         Price         Option Expiration
Name             Exercisable          Un-exercisable        ($)                 Date
----             ----------           -------------    -------------    -----------------

Frank J. Drohan    100,000                    0            $1.25       August 31, 2011
                    20,000               80,000            $2.60       September 23, 2018

There were 12,000 shares of the Company's Common Stock acquired during 2008 upon the exercise of options.

162,000 stock options were granted in 2008 to the Company's
Chief Executive Officer and to other Officers and Directors.
There can be no assurance that the Grant Date Fair Value of Stock Option Awards will ever be realized.

                                     47

The following table summarizes information as of the close of business on December 31, 2009 about (i) the options under the Omagine, Inc. 2003 Stock Option Plan (the "Plan") which was renamed by approval by the Company's stockholders and (ii) the adjustment of stock options for the Stock Splits authorized by the Company's stockholders and effected as of December 30, 2009.

                           Equity Compensation Plan Information
                           ------------------------------------
                                                                     Number of securities
                                                                     remaining available
                                                                     for future issuance
                         Number of securities  Weighted-average         under equity
                         to be issued upon     exercise price of      compensation plans
                           exercise of            outstanding       (excluding securities
                        outstanding options         options              in column (a)
                               (a)                  (b)                    (c)
                         ---------------       -----------------     --------------------
Omagine Plan               530,000                 $2.01                  1,970,000
-----------------------------------------------------------------------------------------
Non-Omagine Plan                 0                 $0.00                          0

-----------------------------------------------------------------------------------------

TOTAL                      530,000                 $2.01                  1,970,000
-----------------------------------------------------------------------------------------

160,000 Stock options previously not included in the Omagine
Plan have now been included in the Omagine Plan and no stock options currently issued exist outside of the Omagine Plan.
                                      48

Our current stock option plan (the "Plan") is explained below under the heading "Stock Options" and in Note 5 to the accompanying consolidated financial statements.

The following chart summarizes the annual compensation for the Company's non-employee independent directors during 2009.


                                  Director Compensation
                                  ---------------------


                            (b)           (c)                          (e)
                           Fees          Stock          (d)          All Other       (f)
         (a)              Earned         Awards    Option Awards   Compensation     Total
        Name               ($)            ($)          ($) (1)         ($)           ($)
------------------------  ------        -------    -------------   ------------     -----
Salvatore Bucchere        $3,500          0          6,865           0             10,365
Kevin Green               $3,500          0          6,865           0             10,365
Louis Lombardo            $3,500          0          5,108           0              8,608

                                     49

(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized.
     Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal year ended December 31, 2009. Directors who are not Company employees are compensated for their service as a director as shown in the chart below:


                   Schedule of Independent Director Fees
                            December 31, 2009


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



(1) On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vested ratably over three years.

(2) For non-employee outside Board members that have served on the Board for at least 3 years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably over three years (or such other vesting period as determined by the Board in its discretion).

        Stock Options Granted to Independent Directors
        ----------------------------------------------

On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest over three years provided the Board member continues to hold office. On January 1, 2004, the Company awarded options to purchase 6,000 shares of its Common Stock to each of its then two outside Directors - Mr. Green and Mr. Bucchere, at an exercise price of $0.85 per share. All 12,000 of such options were exercised in December 2008 by Messrs. Bucchere and Green. On July 1, 2005, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Louis J. Lombardo, an outside Director, at an exercise price of $5.00 per share. The options expire five years after the date of the grant.

Non-employee independent Board members that have served on the Board for at least 3 years will be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant. The date of grant shall be the first business day of each fiscal year next following completion of such three years of service. On October 30, 2007, the Company awarded options to purchase 6,000 shares of its Common Stock to each of Messrs. Bucchere and Green at an exercise price $4.50 per share. The options expire five years after the date of grant. 2,000 of such options vested on October 30, 2007, and an additional
2,000 of such options vested each on January 1, 2008 and 2009 to each of Messrs. Bucchere and Green and all such options are fully vested.

On January 1, 2008, 6,000 options were granted to Mr. Lombardo at an exercise price of $4.00. 2,000 of such options vested on the grant date. An additional 2,000 options vested on each of January 1, 2009 and January 1, 2010, and all such options are fully vested.

Directors of the Company who are employees of the Company do not receive additional compensation for their services as

Directors.


Report on the Repricing of Any Options or Stock Appreciation
Rights
------------------------------------------------------------

There was no repricing of any options during fiscal year 2009.
The Company has never issued any stock appreciation rights.



Employment Agreements and Consulting Agreements
-----------------------------------------------

In September 2001, Omagine entered into an employment agreement (the "Drohan Agreement") with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine is obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of net sales and earnings before taxes. Mr. Drohan's employment agreement provides for an option to purchase 20,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified and the Company has from time to time suspended salary payments to Mr. Drohan and Mr. Drohan continued to provide services to the Company pursuant to the Drohan Agreement and the Company has accrued Mr. Drohan's unpaid salary. No salary payments were made to Mr. Drohan in 2009. The Company, has agreed to pay such unpaid and accrued salary to Mr. Drohan without interest when, and if, the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified stock options to Mr. Drohan which will vest ratably over five years from the grant date. 20,000 of such options shall vest September 24, 2009 and each September 24 for four years thereafter an additional 20,000 options shall vest. Expiration of all such options is ten years from the date of grant.

Pursuant to a written employment agreement effective September 1, 2001 (the "Kuczynski Agreement"), Omagine was obligated through December 31, 2009 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 10,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the "Kuczynski Options"). By mutual agreement between the Company and Mr. Kuczynski, effective October 1, 2004, the Kuczynski Agreement was canceled. Effective August 1, 2007 the Company re-employed Mr. Kuczynski at an annual salary of $85,000 and the Company has from time to time suspended salary payments to Mr. Kuczynski and Mr. Kuczynski continued to provide services to the Company and the Company has accrued Mr. Kuczynski's unpaid salary. The Company has agreed to keep the Kuczynski Options in effect and to pay such unpaid and accrued salary to Mr. Kuczynski without interest when, and if, the Company has the financial resources to do so.

Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company will enter into a new employment agreement with Mr. Kuczynski. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which will vest ratably over five years from the grant date. 10,000 of such options shall vest September 24, 2009 and each September 24 for four years thereafter an additional 10,000 options shall vest. Expiration of all such options is ten years from the date of grant.



CONSULTING AGREEMENTS
---------------------

The Hamdan Agreement:

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan (See: "Employees and Consultants"). Mr. Hamdan and Omagine have entered into an amended agreement ("Amended Agreement") changing the expiration date to December 31, 2010. All other terms and conditions of the Hamdan Agreement remain in full force and effect, whereby (i)

Mr. Hamdan will provide ongoing consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the Company's President and Chief Operating Officer. Pursuant to the Hamdan Agreement, the Company issued Hamdan options to purchase up to 160,000 shares of Omagine's Common Stock at $1.25 per share (the "Hamdan Option"), exercisable ratably at 32,000 shares per year during the first 5 years subsequent to the Hamdan Agreement. The Hamdan Option is exercisable only if (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an Omagine employee.

Employment Benefits:

The Company provides and pays for group medical insurance for all employees choosing to participate in its plan and the Company sponsors a 401(k) retirement plan for all eligible employees.

Stock Options:

The Company instituted the "Alfa International Corp. 2003 Stock Option Plan" ("Alfa Plan") as approved by the Board of Directors in March 2004 and ratified by the Company's stockholders on September 1, 2004. The Alfa Plan was amended by (a) re-naming the Alfa Plan to the "2003 Omagine Inc. Stock Option Plan" ("Plan"), and (b) following the Forward Split, establishing two million five hundred thousand (2,500,000) as the number of shares of Common Stock reserved for issuance under the Plan subsequent to the Forward Split as ratified by stockholders on December 29, 2009. The Plan, as amended, is attached hereto as
Exhibit 99.4.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in the Company through the granting of incentive stock options and non-qualified stock options to purchase the Company's Common Stock. According to the Plan, stock options shall be granted at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant. Exercise prices for incentive options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive stock options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on February 28, 2014.

On March 19, 2007, in accordance with the Hamdan Agreement, Omagine issued Hamdan options to purchase up to 160,000 shares of Omagine's Common Stock at $1.25 per share exercisable ratably at 32,000 shares per year during the first five years subsequent to the Hamdan Agreement. These options are exercisable only if
(i) the Hamdan Agreement is effect, or (ii) Hamdan is an Omagine employee. 128,000 of such options are currently exercisable; the remaining 32,000 Hamdan Options are scheduled to vest on April 1, 2011 provided the Hamdan Agreement is in effect or Mr. Hamdan is an Omagine employee on such date.

Pursuant to an agreement dated August 27, 2007, Omagine (i) issued Agora International Enterprises Corp. ("Agora") 40,000 shares of Common Stock (the "Agoracom Shares") as compensation for services rendered through December 31, 2006, and (ii) continued in effect Agora's option for 40,000 shares of Common Stock at a purchase price of $4.10 per share (the "Agora Options"). Agora acknowledged and agreed that both the Agoracom Shares and the Common Stock issuable upon exercise of the Agora Options are, or will be, "restricted securities" within the meaning of the Securities Act of 1933, as amended. The Agora Options are fully vested as of the date hereof and may be exercised in whole or in part at any time before December 31, 2011 (the "Expiry Date"). Any unexercised Agora Options will terminate on the Expiry Date.

In July 2005, the Company issued 6,000 non-qualified stock options to Mr. Louis J. Lombardo, an independent director. These options are exercisable at a price of $5.00 per share and expire five years after the date of the grant. As of the date of this Report, all 6,000 of such options are vested.

In January 2008, the Company issued an additional 6,000 non-qualified stock options to Mr. Lombardo. These options are exercisable at a price of $4.00 per share and expire five years after the date of grant. As of the date of this Report, all 6,000 of such options are vested.

In November 2004, the Company issued 6,000 non-qualified stock options to each of Mr. Salvatore J. Bucchere and Mr. Kevin O'C. Green, each of whom are independent directors. These options were exercisable at a price of $0.85 per share and all 12,000 of such options were exercised in December 2008.

In October 2007, the Company issued an additional 6,000 non-qualified stock options to each of Mr. Bucchere and Mr. Green. These options are exercisable at a price of $4.50 per share and expire five years after the date of grant. As of the date of this Report, all 12,000 of such options are vested.

In September 2001 in connection with their employment agreements, the Company issued non-qualified stock options to Messrs. Drohan and Kuczynski to purchase a total of 150,000 shares of the Company's Common Stock. These options are exercisable at a price of $1.25 per share, expire ten years after the date of grant and the 100,000 of these options held by Mr. Drohan and the 50,000 of these options held by Mr.
Kuczynski are currently exercisable.

In September 2008, the Board of Directors issued additional non-qualified stock options to Messrs. Drohan and Kuczynski to purchase a total of 150,000 shares of the Company's Common Stock. These options are exercisable at a price of $2.60 per share, vest ratably over five years and expire ten years after the date of grant. 20,000 of the 100,000 of these options held by Mr. Drohan vested on September 24, 2009, and thereafter 20,000 of these options shall vest on September 24, 2010, 2011, 2012 and 2013. 10,000 of the 50,000 of these options held by Mr. Kuczynski vested on September 24, 2009, and thereafter 10,000 of these options shall vest on September 24, 2010, 2011, 2012 and 2013.

As of December 31, 2009, there were 530,000 stock options outstanding under the Omagine Plan. As of December 31, 2008, 160,000 of all outstanding stock options were issued outside of the Plan. As of December 31, 2009, these 160,000 stock options have been moved into the Plan and all 530,000 stock options now outstanding are issued under the Plan.

Following is a listing of all non-qualified stock options issued and outstanding as of December 31, 2009: (These options have been adjusted for the Stock Splits effected December 30, 2009).


Name               No. of options  Exercise Price   Date of
                                                     Grant
---------------    --------------  ------------   -----------


Frank Drohan          100,000         $1.25         9/l/2001
Charles Kuczynski      50,000         $1.25         9/l/2001
Louis Lombardo          6,000         $5.00         7/1/2005
Agora                  40,000         $4.10       12/16/2005
Sam Hamdan            160,000         $1.25        3/31/2007
Salvatore Bucchere      6,000         $4.50       10/30/2007
Kevin Green             6,000         $4.50       10/30/2007
Louis Lombardo          6,000         $4.00        1/01/2008
Frank Drohan          100,000         $2.60        9/23/2008
Charles Kuczynski      50,000         $2.60        9/23/2008
William Hanley          6,000         $2.60        9/23/2008





Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.
--------     ------------------------------------------------


The following table sets forth as of December 31, 2009: (i) the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company, and (b) the Directors of the Company, individually, and the officers and Directors of the Company as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (8)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            1,222,895                11.5%

Charles P. Kuczynski (l)(4)         196,223                 1.8%

Salvatore S. Bucchere (1)(6)         57,989                 0.5%

Louis J. Lombardo (1)(5)             56,260                 0.5%

Kevin O. Green (1)(6)                21,953                 0.2%

Muftah Benomran (2)                 640,886                 6.0%

Mohammed K. Al-Sada (2)             909,818                 8.5%

Ali Mahmoud Hoteit (7)              552,860                 5.2%


All officers and Directors
As a Group of 5 Persons           1,555,320                14.6%
----------------------------------------------------------------

(1) The address for each of these individuals is c/o the Company and each is a director of Omagine. Messrs. Drohan and Kuczynski are officers of Omagine.

(2) The address for each of these individuals is c/o the Company.

(3) Does not include Mr. Drohan's (i) 100,000 stock options currently exercisable at $1.25 per share, or (ii) 20,000 currently exercisable and 80,000 un-exercisable stock options at $2.60 per share.

(4) Does not include Mr. Kuczynski's (i) 50,000 stock options currently exercisable at $1.25 per share, or (ii) 10,000 currently exercisable and 40,000 un-exercisable stock options at $2.60 per share.

(5) Does not include Mr. Lombardo's (i) 6,000 stock options currently exercisable at $5.00 per share, or (ii) 6,000 stock options currently exercisable as of the date of this Report at $4.00 per share.

(6) Does not include the 12,000 stock options currently exercisable at $4.50 per share (6,000 held by Mr. Bucchere and 6,000 held by Mr. Green).

(7) Does not include Mr. Hamdan's 160,000 stock options at $1.25 per share, 128,000 of which are currently exercisable and 32,000 which are currently un-exercisable as of the date of this Report. On April 6, 2009, Mr. Hamdan transferred and sold all 552,860 shares of the Company's common stock owned by him to his brother-in-law, Mr. Ali Mahmoud Hoteit. Mr. Hoteit intends to contribute such 552,860 shares to a company ("Newco") presently being formed by Mr. Hamdan and Mr. Hoteit. Newco will be majority owned by Mr. Hamdan and therefore Mr. Hamdan disavows a yet to be determined minority beneficial ownership of such 552,860 shares but does not disavow voting control of such 552,860 shares.

(8) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.


                Changes in Control Arrangements
                -------------------------------
No change in control arrangements existed at December 31, 2009.


Item 13.     Certain Relationships and Related Transactions,
             and Director Independence.
--------     -----------------------------------------------

The Renaissance Team, Inc.
--------------------------

Mr. Sam Hamdan, who has a consulting agreement with Omagine and who, under certain circumstances, may become Omagine's president (See: "EMPLOYEES and CONSULTANTS" and "CONSULTING AGREEMENTS") is also the president of The Renaissance Team, Inc., a privately held company ("TRT"). Frank J. Drohan ("Drohan"), Omagine's President and Chief Executive Officer, is the Chairman of TRT and Charles P. Kuczynski, Omagine's Vice President and Secretary, is the Secretary of TRT. TRT was organized in December 2006 by Mr. Hamdan and Mr. Drohan and its business is not in competition with that of the Company. Mr. Drohan's employment agreement with the Company permits him to be involved in any other business enterprise that does not compete with the Company. Each of Mr. Hamdan and Mr. Drohan own 50% of TRT's equity and TRT intends to acquire the business and certain assets of The Global Leadership Team, Inc. ("GLT"). Mr. Hamdan is currently the president and sole shareholder of GLT (www.gltweb.com). Prior to the organization of TRT, Mr. Hamdan and GLT had performed significant services, including branding, strategic consulting, strategic visioning, marketing, financial and project finance planning, public relations, event management and management consulting services for JOL with respect to the proposed Qutopia Project in Qatar and the Omagine Project in Oman. On March 19, 2007, concurrent with the execution of the Hamdan Agreement, Omagine entered into another agreement with GLT and Hamdan (the "Subscription Agreement") whereby pursuant to the Subscription Agreement, the unpaid account payable of $245,449 due to GLT from JOL for services rendered between 2003 and 2006 was extinguished and exchanged for 490,880 shares of Omagine Common Stock. There have been no transactions between TRT and the Company to date, but based upon JOL's use of GLT's services in the past - and assuming TRT's ultimate acquisition of GLT's business - the Company anticipates that such transactions will occur in the future. Hamdan, Drohan and TRT have agreed with respect to any such possible future transaction(s) between TRT and the Company (a "Related Party Transaction") that any such Related Party Transaction will be structured such that it provides substantially better terms and conditions to the Company than would otherwise be available to the Company if the Company were to negotiate and conclude such Related Party Transaction on an "arms-length" basis with a company with which Mr. Hamdan and/or Mr. Drohan were not associated. Furthermore, any such Related Party Transaction will be in compliance with the Company's Code of Ethics.

Director Independence
---------------------

Three of the Company's five directors are independent.


Related Party Payables
----------------------

At December 31, 2009, the Company has included $520,306 of related party payables in its balance sheet. This amount consists of notes and accrued interest payable, unpaid salary and unreimbursed expenses due to Officers of the Company.


Item 14.      Principal Accountant Fees and Services.
-------       ---------------------------------------

Audit Fees:
-----------

The Company was billed by its independent registered public accounting firm $27,500 in 2008 and $27,500 in 2009 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

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

                            PART IV


Item 15.      Exhibits, Financial Statement Schedules.
--------      ----------------------------------------

Index to Financial Statements Required by Article 8 of
Regulation S-X:


F-1   Report of Independent Registered Public Accounting Firm;
F-2   Consolidated Balance Sheets as of December 31, 2009 and
      December 31, 2008;
F-3 Consolidated Statements of Operations for years ended December 31, 2009 and December 31, 2008;
F-4   Consolidated Statements of Changes in Stockholders'
      Equity;
F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008;
F-6   Notes to the Financial Statements.


Reports on Form 8-K

None.


Exhibit
Numbers             Description
-------            -------------

3(i)              Certificate of Incorporation of the
                  Company (1)

3(ii)             By-laws of the Company (1)

3.1               Amendments to the Certificate of
                  Incorporation of the Company (1)(2)(3)

3.12              Amendment to the Certificate of
                  Incorporation of the Company dated
                  December 30, 2009 *

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

10.4 The Memorandum of Understanding by and between Omagine, Inc., Journey of Light, Inc.,
                  Consolidated Contractors International
                  Company, S.A. and Mohammed Nasser dated May
                  26, 2008 (5)

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

10.6 The Memorandum of Understanding by and between Journey of Light, Inc. and Bank Muscat, SAOG.
                  dated November 21, 2007 (5)

10.7 Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire
                  State Building LLC

10.8              Employment Agreement between Omagine Inc.
                  (formerly Alfa International Corp.) and Frank
                  J. Drohan dated as of September 1, 2001 (7)

10.9              Employment Agreement between Omagine Inc.
                  (formerly Alfa International Corp.) and
                  Charles Kuczynski dated as of September 1,
                  2001 (7)

10.10             Exhibit J to the proposed Shareholders'
                  Agreement among the shareholders of Omagine
                  LLC

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

99.4              Amended Omagine Inc. 2003 Stock Option Plan *

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






                      SIGNATURES


In accordance with Sections 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2010.

     Omagine, Inc.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer
             (Principal Executive Officer and
              Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on April 14, 2010 on behalf of the Registrant and in the capacity and on the date indicated.



     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer
             (Principal Executive Officer and
              Principal Financial Officer)


     By:     /s/ William Hanley
             WILLIAM HANLEY, Controller and
             Principal Accounting Officer


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


     By:     /s/ Kevin O'C. Green
             KEVIN O'C. GREEN,
             Director


     By:     /s/ Louis J. Lombardo
             LOUIS J. LOMBARDO,
             Director

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.
{formerly Alfa International Holdings Corp.}

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                 /s/ Michael T. Studer CPA P.C.
April 14, 2010                     ----------------------------
Freeport, New York             F-1

                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2009               2008
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $155,821           $ 49,511
  Prepaid expenses and other current assets            -               40,774
                                                   --------          --------
       Total Current Assets                        155,821             90,285
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    131,412            129,941
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
        Total                                      166,029            164,558
  Less: Accumulated depreciation and amortization (156,968)          (150,719)
                                                   --------          --------
        Property and Equipment                       9,061             13,839
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,606             13,749
                                                   --------          --------

TOTAL ASSETS:                                    $ 178,488           $117,873
                                                  ========            =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                   $  313,464           $238,728
  Accounts payable                                 455,724            356,368
  Accrued officer payroll                          327,000             72,500
  Due officers and directors                        10,153             26,335
  Accrued expenses and other current liabilities    27,731              6,345
                                                  --------           --------
        Total Current Liabilities                1,134,072            700,276


LONG-TERM LIABILITIES                                 -                  -
                                                  --------           --------

TOTAL LIABILITIES                                1,134,072            700,276
                                                  --------           --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares,
   Issued and outstanding: - 0 shares                   -                  -

  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares and
     75,000,000 shares, respectively
   Issued and outstanding
     10,660,904 and 9,277,527
     shares respectively                            10,661              9,278
  Capital in excess of par value                18,030,176         17,290,331
  Retained earnings (deficit)                  (18,996,421)       (17,882,012)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)         (955,584)           (582,403)
                                               -----------         -----------
     Total Liabilities and Stockholders'
       Equity                                 $    178,488        $    117,873

                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                     OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      ------------------------
                                                       2009             2008
                                                      -----------  -----------
REVENUES:
  Net sales                                       $       -        $      -
                                                      -----------  -----------
Total revenues                                    $       -        $      -

                                                      -----------  ---------- -

COSTS AND EXPENSES:
  Cost of sales                                           -                -
  Selling, general and administrative               1,083,692        1,308,003

                                                   ----------      -----------
  Total Costs and Expenses                          1,083,692        1,308,003
                                                   ----------      -----------
OPERATING LOSS                                     (1,083,692)      (1,308,003)

  Interest income                                         124            8,142
  Interest expense                                    (30,841)          (7,769)
                                                   ----------      -----------
NET LOSS                                          $(1,114,409)    $ (1,307,630)
                                                  ============     ============


BASIC AND DILUTED LOSS PER SHARE                  $      (.12)     $      (.14)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                   9,686,101        9,116,901
                                                   ===========     ============

See accompanying notes to consolidated financial statements.

                                            F-3

                              OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Common Stock         Capital in    Retained
                                            Par         Excess of     Earnings
                                  Shares    Value       Par Value     Deficit)
                                 ----------------------------------------------

Balances at December 31,2007  9,108,488    9,109     $16,784,670  $(16,574,382)


Cancellation of Common Stock    ( 8,712)      (9)              9           -

Stock option expense                -        -            60,629           -

Issuance of Common Stock for
  consulting services             2,230       2            7,499           -

Contribution of Common Stock
   to 401K Plan                  20,192      20           52,480           -

Issuance of Common Stock for
   Cash                         109,500     110          235,090           -

Issuance of Common Stock for
   commitment fees               45,830      46          149,954           -

Net loss                            -       -                -      (1,307,630)
                            -----------  -------      ----------   ------------
Balances at December 31,2008  9,277,527 $ 9,278      $17,290,331   $(17,882,012)

Contribution of Common Stock
   to 401K Plan                  72,500      72           72,428           -

Stock Option Expense                  -       -          112,328           -

Issuance of Common Stock
   for cash                       2,000       2            1,398           -

Sale of Stock Under Stock
   Equity Distribution
   Agreement                  1,308,877   1,309          553,691           -

Net Loss                             -        -                -    (1,114,409)
                             ---------- -------      -----------    ----------
Balances at December 31,2009 10,660,904 $10,661      $18,030,176  $(18,996,421)
                             ========== =======      ===========  ============

See accompanying notes to consolidated financial statements.

                                            F-4

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2009          2008
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(1,114,409) $(1,307,630)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                6,249       10,731
    Stock based compensation related to stock options          112,328       60,629
    Issuance of common stock for Consulting services               -          7,501
    Issuance of Common Stock for commitment fees                   -        150,000
    Issuance of Common Stock for 401K contribution              72,500       52,500
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets and other assets  40,917      (30,601)
    Convertible notes payable                                      -        232,015
    Accrued interest on convertible notes payable               24,736        6,713
    Accounts payable                                            99,356       57,738
    Accrued expenses and other current liabilities              21,386     (30,322)
    Accrued officers payroll                                   254,500    (107,536)
                                                            ----------    ----------
  Net cash flows used by operating activities               (  482,437)   ( 898,262)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                        (1,471)          -
                                                             ----------  -----------
         Net cash flows used by investing activities           (1,471)          -
                                                             ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                            (16,182)     (   572)
  Proceeds from issuance of common stock                       556,400      225,000
  Proceeds from exercise of common stock options
     and warrants                                                  -         10,200

  Issuance of convertible notes payable                         50,000          -
                                                            ----------   ----------
         Net cash flows from financing activities              590,218      234,628
                                                            ----------   ----------

NET CHANGE IN CASH                                             106,310    (663,634)

CASH BEGINNING OF YEAR                                          49,511      713,145
                                                            -----------   ----------
CASH END OF YEAR                                           $   155,821    $  49,511
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -   $        -
                                                            ===========   ==========
  Interest paid                                            $       -    $    1,056
                                                            ===========   ==========

NON-CASH FINANCING ACTIVITIES:
 Issuance of convertible notes payable in satisfaction
      Of accrued officer payroll                           $       -     $  182,015


See accompanying notes to consolidated financial statements.

                OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. ("Omagine") (formerly Alfa International Holdings Corp.) and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL"),Omagine, LLC, Contact Sports, Inc. ("Contact") and Ty-Breakers Corp. ("Ty-Breakers"), collectively referred to as the "Company". On March 26, 2008 Contact and Ty-Breakers were merged with and into Omagine. On November 23, 2009, Omagine LLC ("LLC"), a foreign corporation, was organized in the Sultanate of Oman. LLC is presently owned 95% by Omagine and 5% by JOL. LLC's ownership is expected to be reduced to a majority 50.5% ownership by Omagine by the sale of newly issued common stock of LLC to four minority investors purchasing an aggregate of 49.5% of LLC for a total of $109.3 million. All inter-company transactions have been eliminated in consolidation.

     Nature of the Business - Omagine is a holding company which operates through its subsidiaries, JOL and LLC. Both JOL and LLC are in the real estate development business. LLC is the local real estate development company established to do business in Oman.

     Financial Instruments - Financial instruments include cash, convertible notes payable and accrued interest, accounts payable, accrued officer payroll, due officers and directors, and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

     Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Revenue from the sale of products at Contact and Ty-Breakers was recognized upon shipment when goods were shipped to customers from the Company's outside warehouse. Products produced and sold by Contact and Ty-Breakers carried an implied warranty of merchantability and fitness for purpose only, and, except in the case of manufacturing defects, customers did not have the right to return products sold. Products sold on a "guaranteed sale" or "consignment" basis were maintained on Contact's records as inventory until they were paid for by the customer at which time the revenue was recognized. In the event that a subsidiary of the Company signs a development agreement with the Government of Oman, such subsidiary will recognize revenue ratably over the development period, measured by methods appropriate to the services or products provided.

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

     Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company establishes a provision for income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for that period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION:

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification ("ASC") 718,
"Compensation - Stock Compensation".

For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2009 and 2008 were $112,328 and $60,629 respectively.

     Net Loss Per Share - Basic and diluted loss per share are based upon the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

NOTE 2 - GOING CONCERN AND LIQUIDITY:

At December 31, 2009, the negative working capital of the Company was $978,251. Further, the Company incurred net losses of $1,114,409 and $1,307,630 for the years ended December 31, 2009 and 2008 respectively. These factors raise substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE:

On August 22, 2008, the Company issued a total of $232,015 of convertible notes payable (the "Convertible Notes") to the Company's president and secretary in satisfaction of $182,015 accrued payroll due them and a $50,000 loan payable due to the Company's president for a cash loan to the Company made on August 14, 2008.

The Convertible Notes bear interest at a rate of 8% per annum, were due February 28, 2009, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at a conversion price of $2.00 per share. The Convertible Notes are now due upon demand and continue to accrue interest.

On March 1, 2009 and March 17, 2009, the Company issued a total of $50,000 of convertible promissory notes ("Promissory Notes") to three investors in exchange for cash loans to the Company in the amount of $50,000. The Promissory Notes bear interest at a rate of 15% per annum, are due February 28, 2010 and March 16, 2010, respectively, and both principal and interest are convertible at the option of the holders into shares of the Company's common stock at the conversion price of $2.50 per share.


NOTE 4 -  COMMON STOCK

In June of 2008, the Company issued 1,230 shares of its Common
Stock in payment of an account payable.

In August and September of 2008, the company sold 37,500 shares of Common Stock for total proceeds of $75,000.

In December of 2008, the Company issued 20,192 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan; issued 45,830 shares of Common Stock as the commitment fee for the Standby Equity Distribution Agreement; sold 60,000 shares of Common Stock for proceeds of $150,000; and sold 12,000 shares of Common Stock for total proceeds of $10,200 pursuant to the exercise of stock options by two directors.

In March of 2009 the Company issued and contributed 72,500 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In August of 2009, the Company sold 2,000 shares of Common Stock to a Director of the Company at a price of $0.70 per share for proceeds of $1,400.

From May through December of 2009 the Company issued a total of 1,308,877 shares of Common Stock for proceeds of $555,000 under the Standby Equity Agreement with YA Global Investments, L.P.
(See Note 8)

On December 30, 2009 Omagine's stockholders authorized the Board of Directors to effect a 1-for-100 reverse stock split immediately followed by a 20-for-1 forward stock split of the Company's Common Stock (collectively, the "Stock Splits"). The Stock Splits resulted in a net reduction of 42,643,614 shares of Common Stock leaving 10,660,904 shares of Common Stock outstanding as of December 31, 2009. The shareholders also authorized the Board of Directors to reduce the Common Stock authorized from 75,000,000 to 50,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the Stock Splits.

Note 5  - STOCK OPTIONS

On September 20, 2007, the Company registered 2.5 million shares of its Common Stock reserved for issuance under the Alfa International Corp. 2003 Stock Option Plan, renamed the Omagine, Inc. 2003 Stock Option Plan by ratification of shareholders on December 30, 2009 (the "Plan") for resale by filing a registration statement with the SEC on Form S-8. This registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Plan. The adoption of the Plan was approved by the Board of Directors in March 2004 and ratified by the Company's shareholders on September 1, 2004.

In 2007 and 2008, the Company issued a total of 18,000 non-qualified stock options to three individuals in connection with their continued service as independent outside directors. As of the date hereof all 18,000 of such options are vested and 12,000 of such options are exercisable at a price of $4.50 per share and 6,000 are exercisable at a price of $4.00 per share.

In September of 2008, the Company issued 156,000 non-qualified stock options to two officers and the Company's controller.
The 124,000 unvested options at December 31, 2009 for the officers are scheduled to vest 32,000 on September 24, 2010, 32,000 on September 24, 2011, 30,000 on September 24, 2012, and
30,000 on September 24, 2013.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company's Common Stock.

On December 30, 2009, the shareholders authorized the Board of Directors to change the name of the Stock Option Plan to the Omagine, Inc. 2003 Stock Option Plan and to reserve
2,500,000 shares of Common Stock for issuance under the Plan.




A summary of stock option activity, adjusted for the effect of Stock Splits, is as follows:


                                             Year Ended December 31,
                             ------------------------------------------------------
                                   2009                    2008
                                ----------            -----------
                             Stock Options              Stock Options
                             -------------              -------------




Outstanding at January 1         530,000                    380,000
Granted and Issued                  -                       162,000
Exercised                           -                       (12,000)
Forfeited/expired/cancelled         -                           -
                              ----------                   ----------

Outstanding at December 31       530,000                    530,000
                              ----------                  ---------
Exercisable at December 31       340,000                    270,000
----------     ---------      ----------                  ---------





Stock options outstanding at December 31, 2009
(all non -qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           150,000            150,000           $1.25           August 31, 2011
  2005             6,000              6,000           $5.00             June 30, 2010
  2005            40,000             40,000           $4.10         December 31, 2011
  2007   (A)     160,000             96,000           $1.25            March 31, 2017
  2007            12,000             12,000           $4.50          October 29, 2012
  2008   (B)       6,000              4,000           $4.00         December 31, 2012
  2008   (C)     150,000             30,000           $2.60        September 23, 2018
  2008   (D)       6,000              2,000           $2.60        September 23, 2018
               ---------          ----------
 Totals          530,000            340,000
               =========          ==========


   (A) The 64,000 unvested options relating to the 2007 grant are scheduled to vest 32,000 on April 1, 2010 and 32,000 on April 1, 2011.
   (B) The 2,000 unvested options relating to the 2008 grant will vest on January 1, 2010.
   (C) The 120,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on September 24, 2010 and then 30,000 on each September 24 in 2011, 2012 and 2013.
   (D) The 4,000 unvested options relating to the 2008 grant are scheduled to vest 2,000 on September 24, 2010, and 2,000 on September 24, 2011.



        As of December 31, 2009, there was $331,051 of total
        unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $110,040 in 2010, $92,498 in 2011, $75,447 in 2012, and $53,066 in 2013.

NOTE 6  - INCOME TAXES:

     Deferred tax assets are comprised of the following:

                                               December 31
                                          ----------------------
                                            2009        2008
                                          ----------  ----------
Federal net operating loss
  carry forwards                          $4,892,000  $4,375,000
State net operating loss
  carry forwards, net of
  federal tax benefit                        630,000     630,000
                                          ----------  ----------
                                           5,522,000   5,005,000
Less: Valuation allowance                  5,522,000   5,005,000
                                         ----------- -----------
Total                                    $       -   $       -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2009 and 2008.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2009.

     At December 31, 2009, the Company had Federal net operating loss carry forwards of approximately $13,977,000, expiring in various amounts from fiscal year 2010 to fiscal year 2029. The Company's issuance of shares during fiscal 1995 and subsequent thereto resulted in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which significantly limits the Company's use of these net operating loss carry forwards.


NOTE 7  - SEGMENT INFORMATION:

Omagine is a holding company that operates through its wholly owned subsidiaries. Since its acquisition of Journey of Light, Inc. ("JOL") in October 2005, the Company has reported results in two business segments: real estate development and apparel.

The real estate development business of the Company is conducted through its wholly owned subsidiaries, JOL and LLC. LLC is presently finalizing negotiations with the Government of Oman with respect to a proposed tourism related development project in Oman.



Prior to its discontinuance in March 2008, the apparel business of the Company was conducted primarily through its wholly owned subsidiaries Contact and Ty-Breakers.

Summarized financial information by business segment for the fiscal years ended December 31, 2009 and December 31, 2008 is as follows:

                                           2009             2008


Revenue:
  Real Estate Development            $         -     $         -
  Apparel                                      -               -
                                         -------         -------
Total                                $         -     $         -
                                         -------         -------
Operating Expenses:
  Real Estate Development            $   243,056     $   247,659
  Apparel                                      -               -
  Corporate                              840,636       1,060,344
                                       ---------       ---------
Total                                $ 1,083,692     $ 1,308,003
                                       ---------       ---------
Operating Loss:
  Real Estate Development           $   (243,056)   $  (247,659)
  Apparel                                      -              -
  Corporate                           (  840,636)    (1,060,344)
                                       ---------      ---------
Total                                $(1,083,692)   $(1,308,003)
                                       ---------      ---------

Identifiable Assets:
  Real Estate Development              $  53,212      $  40,833
  Apparel                                    -              -
  Corporate                              125,276         77,040
                                         -------        -------
Total                                  $ 178,488      $ 117,873
                                         -------        -------

Capital Expenditures:
  Real Estate Development              $   1,471      $     -
  Apparel                                     -             -
  Corporate                                   -             -
                                         -------      ---------
Total                                  $   1,471      $     -
                                         -------        -------

Depreciation and Amortization:
  Real Estate Development              $     294      $     752
  Apparel                                      -              -
  Corporate                                5,955          9,979
                                         -------        -------
Total                                  $   6,249      $  10,731
                                         -------        -------

Geographic Information - net sales:
United States                          $       -   $          -
                                         -------      ---------
                                       $       -   $          -
                                         -------      ---------

Operating loss is total revenue less operating expenses, which includes: cost of sales, selling, general and administrative expenses, and other corporate expenses.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2009 and 2008 was $88,127 and $74,934 respectively. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the warehouse space for 2009 and 2008 was $12,075 and $13,427, respectively. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2010.

At December 31, 2009, the minimum lease payments under non-cancelable operating leases are as follows:

2010                                 $  56,800
2011                                    56,800
2012                                    56,800
Thereafter                               9,466
                                     ----------
Total                                $ 179,866
                                     ==========

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


Equity Financing Agreement
--------------------------

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P.("YA").Pursuant to the terms of the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"),sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand Dollars ($200,000). The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009.
The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the discretion of the Company.

Omagine Project
---------------

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the conclusion of the documentary process with respect to the Omagine Project and the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no material subsequent events to recognize or disclose in these financial statements.