Form 10-Q
period 2010-03-31
Omagine, Inc.
filed 2010-05-10
CIK 820600

                        FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2010
                                --------------

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

As of May 10, 2010, the Registrant had outstanding 11,520,864 shares of Common Stock, par value $.001 per share.


















                            (2)

                       OMAGINE, INC.
                          INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2010 AND DECEMBER 31, 2009

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:
       THREE MONTHS ENDED MARCH 31, 2010

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

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















                            (4)

                             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  March 31,       December 31,
                                                    2010              2009
           ASSETS                                 ---------       -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                           $ 106,247          $ 155,821
  Prepaid expenses and other current assets          1,000               -
                                                  --------           --------
       Total Current Assets                        107,247            155,821
                                                  --------           --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    131,412            131,412
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                  --------           --------
                                                   166,029            166,029
  Less: Accumulated depreciation and amortization (157,916)          (156,968)
                                                  --------           --------
                                                     8,113              9,061
                                                  --------           --------
  Other assets                                      13,246             13,606
                                                  --------           --------

TOTAL ASSETS:                                    $ 128,606          $ 178,488
                                                   =======            =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                    $ 319,890          $ 313,464
  Accounts payable                                 487,762            455,724
  Accrued officers' payroll                        399,500            327,000
  Due officers and directors                         7,703             10,153
  Accrued expenses and other current liabilities    33,278             27,731
                                                 ---------          ---------
        Total Current Liabilities                1,248,133          1,134,072
                                                 ---------          ---------

TOTAL LIABILITIES:                               1,248,134          1,134,072

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares
   Issued and outstanding: - none                      -                  -

  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares
   Issued and outstanding:
    11,034,157 shares in 2010
    10,660,904 shares in 2009                       11,034             10,661
Capital in excess of par value                  18,179,813         18,030,176
Retained earnings (deficit)                    (19,310,374)       (18,996,421)
                                               -----------        -----------
     Total Stockholders' Equity (Deficit)       (1,119,527)          (955,584)
                                               -----------        -----------
Total Liabilities And Stockholders' Equity     $   128,606         $  178,488
                                               ===========         ==========


See accompanying notes to consolidated financial statements.




                                         (5)

                      OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        THREE MONTHS ENDED
                                                            March 31,
                                                      ----------------------
                                                       2010            2009
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)
REVENUE:
  Net sales                                       $       -          $    -
                                                   ----------      -----------
Total revenue                                             -               -
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                           -               -
  Selling, general and administrative                 306,152         358,668
                                                   ----------      ----------
  Total Costs and Expenses                            306,152         358,668
                                                   ----------      ----------
OPERATING LOSS                                       (306,152)       (358,668)

  Interest income                                         -                32
  Interest expense                                     (7,801)         (6,721)
                                                   ----------      ----------
NET LOSS                                          $  (313,953)     $ (365,357)
                                                  ============     ===========

LOSS PER SHARE - BASIC AND DILUTED                $      (.03)     $     (.04)
                                                  ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC AND DILUTED                               10,770,719        9,299,277
                                                  ==========       ==========

See accompanying notes to consolidated financial statements.






                                           (6)


                           OMAGINE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                     Common Stock     Capital in    Retained
                                            Par       Excess of     Earnings
                                  Shares    Value     Par Value     Deficit)
                                 ---------------------------------------------

Balances At December 31, 2009  10,660,904   $10,661   $18,030,176 $(18,996,421)

Contribution of Common Stock
   to 401K Plan                   289,996       290        72,210

Stock option expense                  -         -          27,510          -

Sale of Stock Under Standby
   Equity Distribution
   Agreement                       83,257        83        49,917

Net loss                              -         -             -       (313,953)
                               ----------   -------   -----------  -----------
Balances At March 31, 2010     11,034,157   $11,034   $18,179,813 $(19,310,374)
                               ----------   -------   ----------- ------------

See accompanying notes to consolidated financial statements.

                                           (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2010         2009
                                                                ----         ----
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $( 313,953)  $ (365,357)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                  948        1,489
    Stock based compensation related to stock options           27,510       28,082
    Issuance of Common Stock for 401K contribution              72,500       72,500

 Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets       (640)       2,540
    Accounts payable                                            32,038       95,633
    Accrued expenses and other current liabilities               5,547        4,748
    Accrued officers' payroll                                   72,500       72,500
    Accrued Interest on convertible notes payable                6,426        5,100
                                                             ----------   ----------
  Net cash flows used by operating activities                 ( 97,124)    ( 82,765)
                                                             ----------   ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from officers and directors                           (2,450)        7,940
   Proceeds from issuance of common stock                      50,000
   Issuance of convertible notes payable                          -          50,000
                                                            -----------    ----------
         Net cash flows from financing activities              47,550        57,940
                                                            -----------    ----------

NET CHANGE IN CASH                                           ( 49,574)     ( 24,825)

CASH BEGINNING OF PERIOD                                       155,821       49,511
                                                            -----------   ----------
CASH END OF PERIOD                                          $  106,247  $    24,686
                                                            ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       910  $       -
                                                            ===========   ==========
  Interest paid                                            $       -    $     1,621
                                                            ===========   ==========


See accompanying notes to consolidated financial statements.

                                        (8)

OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Omagine, Inc. ("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-K for the Company's fiscal year ended December 31, 2009 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report the Company has two wholly-owned subsidiaries, Journey of Light, Inc. and Omagine LLC through which it conducts all operations. All inter-company transactions have been eliminated in the consolidated financial statements.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

Earnings (Loss) Per Share - Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are

                            (9)
excluded from the calculation.

For the three months ended March 31, 2010 and 2009, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive.


                                       Shares Issuable
                                     Three Months Ended
                                         March 31,
                                     ------------------
                                     2010          2009
                                     ----          ----


Convertible Notes                   116,008       116,008

Convertible Promissory Notes         20,000        20,000

Stock Options                       342,000       276,000
                                    -------       -------

Total Shares                        478,008       412,008
                                    -------       -------

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC, collectively referred to as the "Company". On November
23, 2009, Omagine LLC ("LLC"), an Omani corporation, was organized by Omagine in the Sultanate of Oman. LLC is presently owned 95% by Omagine and 5% by JOL. LLC's ownership is expected to be reduced to a 50.5% majority ownership by Omagine via the sale of newly issued LLC common stock to four minority investors who are expected to purchase an aggregate of 49.5% of LLC for a total aggregate investment of $109.3 million. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2010, the negative working capital of the Company was $1,140,887. Further, the Company incurred net losses of $313,953 and $1,114,409 for the three months ended March 31,

                            (10)

2010 and for the year ended December 31, 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST


Convertible notes payable and accrued interest consist of:

                                      March 31,     December 31,
                                        2010           2009
                                      ---------     ------------

Due to the president of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                         $ 192,054     $ 192,054
    Accrued interest                     24,709        20,921

Due to the secretary of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                            39,961        39,961
    Accrued interest                      5,141         4,353

Due to investors, interest at 15%,
  due on demand, convertible into
  common stock at a conversion price
  of $2.50 per share:
    Principal                            50,000        50,000
    Accrued interest                      8,025         6,175

Totals                                $ 319,890     $ 313,464




                            (11)

NOTE 4 - COMMON STOCK

In March 2009, the Company issued and contributed a total of 72,500 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In August 2009, the Company sold 2,000 shares of Common Stock to a Director of the Company at a price of $0.70 per share for proceeds of $1,400.

From May through December of 2009 the Company issued a total of 1,308,877 shares of Common Stock for proceeds of $555,000 under the Standby Equity Distribution Agreement with YA Global
Investments, L.P. (See Note 6).

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In March 2010, the Company issued a total of 83,257 shares of Common Stock for proceeds of $50,000 under the Standby Equity
Distribution Agreement with YA Global Investments L.P. (See Note
6).

On December 29, 2009 Omagine's stockholders authorized the Company to effect a 1-for-100 reverse split of the number of shares of the Company's Common Stock followed immediately by a 20-for-1 forward split of the number of shares of the Company's Common Stock (collectively, the "Stock Splits"). The Stock Splits were effected on December 30, 2009 and resulted in a reduction of 42,643,614 in the number of shares of Common Stock issued and outstanding immediately prior to the Stock Splits. The result of the foregoing was that as of December 31, 2009 the Company had 10,660,904 shares of its Common Stock issued and outstanding. The shareholders also authorized the Company to set the number of shares of Common Stock it shall be authorized to issue at 50,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the Stock Splits.


                            (12)

NOTE 5 - STOCK OPTIONS

The following is a summary of stock option activity for the


three months ended March 31, 2010:

Outstanding at January 1, 2010                        530,000
Granted and Issued                                        -
Exercised                                                 -
Forfeited/expired/cancelled                               -
                                                    ---------

Outstanding at March 31, 2010                         530,000
                                                    ---------

Exercisable at March 31, 2010                         342,000
                                                    ---------



















                            (13)

Stock options outstanding at March 31, 2010 (all non-qualified) consist of:

   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           150,000            150,000           $1.25           August 31, 2011
  2005             6,000              6,000           $5.00           June 30, 2010
  2005            40,000             40,000           $4.10           December 31, 2011
  2007(A)        160,000             96,000           $1.25           March 31, 2017
  2007            12,000             12,000           $4.50           October 29, 2012
  2008             6,000              6,000           $4.00           December 31, 2012
  2008(B)        150,000             30,000           $2.60           September 23, 2018
  2008(C)          6,000              2,000           $2.60           September 23, 2013
               ---------          ----------
 Totals          530,000            342,000
               =========          ==========

   (A)  The 64,000 unvested options relating to the 2007 grant are scheduled to vest
        32,000 on April 1, 2010 and 32,000 on April 1, 2011.
   (B)  The 120,000 unvested options relating to the 2008 grant are scheduled to vest
        30,000 on September 24, 2010 and then 30,000 on each September 24 in 2011,
        2012 and 2013.
   (C)  The 4,000 unvested options relating to the 2008 grant are scheduled to vest
        2,000 on September 24, 2010 and 2,000 on September 24, 2011.

       As of March 31, 2010 there was $303,541 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized
       $82,530 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066 in 2013.


                                      (14)

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2010. Rent expense for the three months ended March 31, 2010 and 2009 was $33,219 and $28,135, respectively.

At March 31, 2010, the minimum future lease payments are as follows:

2010                                    42,600
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 165,666
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

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity
Distribution Agreement (the "SEDA") with YA Global Investments,
L.P. ("YA"). Pursuant to the terms of the SEDA, Omagine may, at its sole option and upon giving written notice to YA (a

                            (15)

 "Purchase Notice"), sell shares of its Common Stock (the "Shares")to YA ("Sales") at a per Share "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). The SEDA expires on April 30, 2011. During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $5,000,000 in the aggregate. YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and
(iv) the amount of any such individual periodic sale of Shares may not exceed $200,000. The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company intends to file a new registration statement with the SEC to continue to make Sales available to it pursuant to the SEDA. An aggregate of $4,220,000 remains available under the SEDA. All such Sales shall be made at the sole discretion of the Company.

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

                            (16)

NOTE 7 - SUBSEQUENT EVENTS

Between April 1 and April 23, 2010, the Company sold 486,707
Shares of its Common Stock to YA pursuant to the SEDA for total gross proceeds of $175,000.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.


ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

As of the date of this report all of the Company's operations are conducted through its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC ("LLC").


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

Revenue Recognition. In the event the Company signs a Development Agreement with the Government of Oman, the Company and Omagine LLC will recognize revenue ratably over the

                            (17)
development period, measured by methods appropriate to the services and products provided.

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of the Company's Oman based subsidiary, Omagine LLC
   (the "Project Company"), to sign the Development Agreement with the Government of Oman;

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


The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. Management is presently examining other possible sources of revenue which,


                              (18)
subject to the Development Agreement being executed, may be added to the Company's operations.



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

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk; an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four star resort hotel and possibly an additional three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and approximately two thousand residences to be developed for sale.

The agreement between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement". As of the date of this Report, no date has yet been established for the signing of the Development Agreement.

Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to the Project Company

                              (19)
designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are forbidden by Omani law to purchase any land in Oman outside of an ITC.

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

The Company plans to reduce its 100% ownership of Omagine LLC in the near future by causing Omagine LLC to sell newly issued shares of its capital stock to investors. The proposed investors are Consolidated Contractors International Company, S.A.L. ("CCIC") and three Omani investors (the "Omani Shareholders"). All proceeds from such sales of capital stock will belong to Omagine LLC. The three presently proposed Omani Shareholders are: (i) the Office of Royal Court Affairs, an Omani organization representing the interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman, ("RCA"), (ii) Al-Mabkharah LLC, an Omani limited liability company ("ALM"), and (iii) the Oman Integrated Tourism Projects Fund (the "OITP Fund"). None of the Omani Shareholders are affiliates of the Company.

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

Prior to the signing of the Development Agreement, the Omani

                              (20)

Shareholders and CCIC (collectively, the "New Shareholders") and the Company will enter into a written "Shareholders' Agreement" with respect to, among other things, their respective investments in Omagine LLC and the corporate governance and management of Omagine LLC. The Shareholders' Agreement is presently being reviewed by attorneys for the New Shareholders in anticipation of its imminent signing. The attorneys for the New Shareholders will also review the final draft Development Agreement as soon as it becomes available, after which, the Shareholders' Agreement will be executed and the New Shareholders will be formally registered as such with the Ministry of Commerce and Industry in Oman.

In April 2010 a representative of the Office of Royal Court Affairs, which is one of the Omani Shareholders, met with the Minister of Tourism ("MOT") to determine the status of the final approval process by the Government. The Minister informed the RCA representative that the final draft Development Agreement would be approved shortly by MOT and a copy delivered to Omagine LLC for delivery to and review by the attorneys for the New Shareholders. The review of the final draft Development Agreement by the attorneys for the New Shareholders is a necessary condition precedent to the signing of the Shareholders' Agreement by them.

The Development Agreement consists of two (2) parts: (i) the "Main Agreement", and (ii) the "Schedules" to the Main Agreement. On April 18, 2010 management and its attorneys met with representatives of the MOT and resolved all remaining issues with respect to the Schedules. MOT requested that we prepare and deliver to them one new Schedule ("Schedule 24"). As of the date hereof the Main Agreement and all the Schedules except Schedule 24 have been approved by the MOT and on May 3, 2010 we delivered what management believes is the final Schedule 24 to MOT and are awaiting their approval of it. Immediately after the approval of Schedule 24, printed and bound copies of the final draft Development Agreement will be delivered by Omagine LLC to MOT. MOT will then officially deliver the final draft Development Agreement to the Ministry of Finance ("MOF") and the Ministry of Legal Affairs ("MOLA") for their official approval. Since representatives of both MOF and MOLA have been involved in every step of the negotiation and documentary process to date, the official approvals from MOF and MOLA are

                              (21)
viewed by management as simply procedural in nature and such approvals are expected to be forthcoming.

The final draft Development Agreement will also be delivered to the attorneys for the New Shareholders for their review, which review is anticipated to take no more than a few days. Subsequent to this review and to the official approvals of MOF and MOLA, the Company and the New Shareholders will execute the Shareholders' Agreement and the Development Agreement will be signed by Omagine LLC and the Government.

As of the date of this Report, no date has yet been established for the signing of the Development Agreement but the Company presently anticipates that the Development Agreement will be signed by Omagine LLC and the Government shortly after the execution of the Shareholders Agreement, both of which events are presently anticipated to happen before June 30, 2010.

As presently contemplated by the Shareholders' Agreement and as detailed in Exhibit 10.1 hereto, the Company's 100% ownership of Omagine LLC will be reduced to 50.5% in the following manner:

1. The New Shareholders (CCIC, RCA, ALM, and the OITP Fund) will subscribe for and purchase an aggregate of 49.5% of the capital stock of Omagine LLC for an aggregate cash investment into Omagine LLC of forty two million forty four thousand three hundred seventy five Omani Rials ("OMR") (42,044,375 OMR) equivalent to approximately one hundred nine million three hundred fifteen thousand three hundred seventy five U.S. dollars ($109,315,375), and

2. In addition to the twenty thousand Omani Rials (20,000 OMR) equivalent to approximately fifty two thousand U.S. dollars ($52,000) of initial capital invested by the Company to organize Omagine LLC in November 2009, the Company will, prior to the date the Development Agreement is signed (the "Execution Date"), invest an additional fifty five thousand seven hundred fifty Omani Rials (55,750 OMR) equivalent to approximately one hundred forty four thousand nine hundred fifty U.S. dollars ($144,950), and, subsequent to the Execution Date, invest a further additional one hundred seventy six thousand seven hundred fifty Omani Rials (176,750 OMR) equivalent to approximately four hundred fifty nine thousand five hundred fifty U.S. dollars

                              (22)

($459,550), for a total aggregate investment by the Company into Omagine LLC of two hundred fifty two thousand five hundred Omani
Rials (252,500 OMR) equivalent to approximately six hundred fifty six thousand five hundred U.S. dollars ($656,500).

The foregoing investments into Omagine LLC are presently planned to be made in the following manner and in accordance with the following schedule:

1. Prior to the Execution Date the New Shareholders will invest seventy four thousand two hundred fifty Omani Rials (74,250 OMR) equivalent to approximately one hundred ninety three thousand fifty U.S. dollars ($193,050) and the Company will invest the aforementioned additional fifty five thousand seven hundred fifty Omani Rials (55,750 OMR) equivalent to approximately one hundred forty four thousand nine hundred fifty U.S. dollars ($144,950), and the Omani Shareholders will purchase variable convertible promissory notes from Omagine LLC ("Notes"), which Notes when fully funded will be in the aggregate principal amount of twenty two million nine hundred seventy eight thousand one hundred twenty five Omani Rials (22,978,125 OMR) equivalent to approximately fifty nine million seven hundred forty three thousand one hundred twenty five U.S. dollars ($59,743,125) (the "Aggregate Principal"),and

2. During the six month period subsequent to the Execution Date:

2.1 the Omani Shareholders will fund approximately seventy-five percent (75%) of the Aggregate Principal of the Notes by paying Omagine LLC an aggregate of seventeen million two hundred thirty three thousand five hundred ninety three Omani Rials (17,233,593
OMR) equivalent to approximately forty four million eight hundred seven thousand three hundred forty two U.S. dollars ($44,807,342), and

2.2 Omagine LLC will pay the Company one hundred seventy six thousand seven hundred fifty Omani Rials (176,750 OMR) equivalent to approximately four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550) which Omagine LLC will owe to the Company after the Shareholders' Agreement is signed (the "Exchange Amount") and promptly after receiving the Exchange Amount from Omagine LLC, the Company will invest the Exchange Amount into Omagine LLC, and

                              (23)

3. The "Financing Agreement Date" is the day subsequent to the Execution Date upon which Bank Muscat and/or other lenders execute and deliver to Omagine LLC a written term sheet with respect to, and describing the terms and conditions of, a proposed financing agreement for the Omagine Project. The Financing Agreement Date is projected by management to occur approximately six months after the Execution Date. Within ten
(10) days after the Financing Agreement Date the Omani Shareholders will fund the remaining approximately twenty-five percent (25%) of the Aggregate Principal of the Notes by paying Omagine LLC an aggregate of five million seven hundred forty four thousand five hundred thirty two Omani Rials (5,744,532
OMR) equivalent to approximately fourteen million nine hundred thirty five thousand seven hundred eighty three U.S. dollars ($14,935,783), and the Aggregate Principal will immediately thereafter be automatically converted into the right to receive shares of Omagine LLC in accordance with the terms of the Notes, and CCIC will invest an additional eighteen million nine hundred ninety two thousand Omani Rials (18,992,000 OMR) equivalent to approximately forty nine million three hundred seventy nine thousand two hundred U.S. dollars ($49,379,200).

Each Note includes a provision requiring its immediate mandatory conversion into the right to receive shares of Omagine LLC after such Note has been fully funded by the relevant Omani Shareholder. (See: Exhibit 10.1). In the event that any Note is not fully funded in accordance with the funding schedule in the Note (a "Default"), which in the opinion of management is an unlikely event, then Omagine LLC is not obligated to accept further funding installments from the relevant Note holder and the outstanding principal balance of such Note at the date of such Default, if any, becomes due and payable by Omagine LLC one
(1) year from the date of such Default (the "Payment Date") and without interest, and the Company (Omagine, Inc.) then has the option exercisable at any time prior to the Payment Date, but not the obligation, to purchase any shares of Omagine LLC owned by such Note holder as of the date of such Default.

The Company and the New Shareholders are referred to herein and in the draft Development Agreement as the "Founder Shareholders" of Omagine LLC. The Company capitalized Omagine LLC at formation by depositing 20,000 Omani Rials, equal to approximately USD

                              (24)

$52,000, (the "Company Capital Contribution") into a bank account opened in Bank Muscat in the name of Omagine LLC and the Company was subsequently issued all 200,000 of the presently issued and outstanding shares of Omagine LLC.

Pursuant to the proposed Shareholders' Agreement, after the issuance of the Omagine LLC shares purchased by the New Shareholders and the Company, and the purchase by CCIC of the Omagine LLC shares as described above and in Exhibit 10.1, and assuming the conversion of the Aggregate Principal of the Notes into shares of Omagine LLC, Omagine LLC will have 5,000,000 shares issued and outstanding and such shares will be owned as follows: the Company will own 2,525,000 shares (50.5%); the OITP Fund will own 1,000,000 shares (20%); RCA will own 625,000 shares (12.5%); CCIC will own 600,000 shares (12.0%); and ALM will own 250,000 shares (5%).

All of the aforementioned investment amounts and ownership percentages were negotiated by Company management on behalf of Omagine LLC in arms-length transactions between the Project Company and the New Shareholders. No New Shareholder is an affiliate of the Company.

The date of signing the Development Agreement is entirely in the hands of the Government. Based on the recent conversations with Government officials, the Omani Shareholders, and the Company's attorneys, the Company understands that the Government is anxious to conclude this matter swiftly. Subsequent to the signing of the Development Agreement, it must be ratified by the Ministry of Finance ("MOF") on behalf of the Government. The Company anticipates receiving notice from the Government in the next several weeks of the signing date for the Omagine Development Agreement.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people worldwide and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A.L., a Panamanian corporation ("CCIC") is the investment arm of CCG. Consolidated Contractors Company Oman, LLC, an Omani limited liability corporation ("CCC") is a construction company with approximately 6,000 employees in Oman

                              (25)
and is CCG's operating subsidiary in Oman. Neither CCG, CCIC, CCC nor any of the Omani Shareholders is an affiliate of the Company.

As of the date hereof, the Company has arranged approximately $110 million of equity capital (the "Minority Equity") for the Project Company via the proposed sales of equity interests totaling 49.5% of the Project Company to: CCIC (12%); the OITP Fund (20%); RCA (12.5%); and ALM (5%), for a total of $109.3 million. (See: Exhibits - Exhibit 10.1). The Company's agreements with the New Shareholders have now been reduced to writings and they constitute the subscription agreements with each New Shareholder and with the Company ("Subscription Agreements") and the Shareholders' Agreement as generally described above and in Exhibit 10.1. Although the Company expects the definitive versions of such agreements to be executed in the next few weeks, until they actually are executed, no assurance can be given that they will be executed.

The Company has invested the Company Capital Contribution of approximately $52,000 into the Project Company at formation in November 2009. Additional cash investments of approximately $144,950 and $459,550 are planned to be made by the Company into Omagine LLC as described above and in Exhibit 10.1 bringing the Company's total aggregate investment into Omagine LLC to approximately $656,500.

The Company has agreed with CCIC regarding (i) its approximately $49.4 million investment in Omagine LLC, and (ii) the appointment of CCC as the general contractor for the construction of the Omagine Project and these agreements are memorialized in CCIC's proposed Subscription Agreement with Omagine LLC. The proposed Shareholders' Agreement among the Founder Shareholders and the proposed Subscription Agreements are presently under review by the New Shareholders and their legal counsel. The Shareholders' Agreement and the Subscription Agreements may be modified but management presently believes that any modifications, if any, will be immaterial and are not expected to alter the Company's majority ownership position of Omagine LLC nor change the investment amounts or the timings thereof as outlined above.

As presently planned, the Shareholders' Agreement and Subscription Agreements will provide that the funding

                              (26)
installments of the Notes will be paid by the Omani Shareholders to Omagine LLC in monthly installments during the period beginning immediately after the Execution Date of the Development Agreement and ending on the Financing Agreement Date. The Subscription Agreement with CCIC provides that, other than its nominal initial investment of approximately $46,800 prior to the Execution Date, its investment into the Project Company will be paid to Omagine LLC on or before the Financing Agreement Date. Therefore, as presently contemplated by the terms of the proposed Subscription Agreements, Omagine LLC will not have to wait for the Financing Agreement Date to begin development and design of the Omagine Project as it will have the financial capacity to begin such design and development activities immediately after the Development Agreement is signed.

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

As presently contemplated the Company will ultimately own 50.5% of Omagine LLC and the financial results of Omagine LLC will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% majority ownership. Previously, it was expected that beginning after the Execution Date the Company would - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately $55 million on the Financing Agreement Date as a result of the approximately $110 million capitalization of Omagine LLC. Since the methodology of funding Omagine LLC has now been re-structured as a series of funding installments on the Notes, this increase in net worth on a consolidated basis is not now expected to occur gradually over the aforementioned six month period as previously anticipated and disclosed, but instead it

                              (27)
is now expected to occur as a single aggregate increase of approximately $55 million in the Company's net worth on or shortly after the Financing Agreement Date when the Aggregate Principal of the Notes is converted into shares of Omagine LLC stock and the CCIC investment is made. The capital of Omagine LLC as well as its proceeds from the sales of residential units and from bank borrowings will be utilized by it to develop the Omagine Project. Omagine LLC's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

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

While the project financing environment is challenging at the present moment given the worldwide bank liquidity issues, management continues to be in contact with Bank Muscat on a regular basis regarding the financing of the Omagine Project and Bank Muscat has continued to indicate that it expects the project finance market to be substantially more stable when Omagine LLC will be seeking such financing. Based upon local newspaper reports and conversations with Bank Muscat officials, management believes that the Omani banks have very little exposure to the sub-prime market problems afflicting other financial institutions outside Oman. Management and the Project Company's prospective Omani bankers and shareholders are of the opinion that the present financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project. As noted below however, the costs of labor and material as well as the selling prices of housing remain somewhat volatile and no completely accurate projection can be made at this time. The Company views Bank Muscat's decision to have the OITP Fund become an equity investor in Omagine LLC as a positive indicator of Bank Muscat's opinion with respect to the likely availability to Omagine LLC of the necessary Construction Financing.

                              (28)

The Company had previously expected, based on then present assumptions of its previous development program, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project would be less than the approximately $1.6 billion dollars that it had budgeted in 2006 for such work. The Company presently expects, based on present assumptions which include an expansion of the development program elements to be constructed in the Omagine Project from the previously conceived 2006 development program budget, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $1.9 and $2.1 billion dollars. The Company also presently expects, based on present assumptions and market activity, that although the selling prices of housing in Oman have fallen from their 2007/2008 peaks, they will still be greater than that which the Company had previously budgeted in 2006.

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

5. The Deputy Managing Director shall be Mr. Sam Hamdan.

The Company has again updated its projected financial model for the Omagine Project since doing so in November 2009 and such updated financial model presently forecasts net positive cash flows for Omagine LLC in excess of 900 million dollars over the five year period subsequent to the signing of the Development

                              (29)

Agreement with a net present value of the project of approximately 400 million dollars. Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience some negative effects, slowdowns and volatility. Raw material and labor prices initially dropped dramatically and are now experiencing a recovery. Recent sales prices for housing in other integrated tourism projects are stabilizing and, in the Muscat area of Oman, the inventory of unsold housing in the secondary (re-sale) market has dropped dramatically in recent months which some observers see as an important indicator of pent-up future demand. Management cautions however that investors should not place undue reliance on this financial model forecast as all such projections are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

The sale of residential and commercial properties, including sales to non-Omani persons, combined with the increase over the last several years in the value of the land constituting the Omagine Site, are the main revenue drivers supporting the

                              (30)

Project Company's financial projections. The Development Agreement has evolved over the years and as presently contemplated and agreed allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on approximately three hundred thousand square meters (approximately 75 acres) of land within the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences or commercial properties shall be transferred to the buyer at the closing of such sales transactions. The balance of the Omagine Site will consist of open areas consisting of, among other things, roads, walkways, beaches, recreational areas and green areas.

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

Subject to the Development Agreement being signed, the Company may recover all or a portion of its development expenses for its conceptualization and promotion of the Omagine Project and may also be paid a management fee of one half of one percent (0.5%) of the construction costs following the Financing Agreement Date.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and the Company's actual results, financial or operating performance or achievements to

                              (31)
differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2010 vs.
THREE MONTHS ENDED MARCH 31, 2009

The Company had no revenue in the first quarter of 2010 and 2009.

Selling, general and administrative expenses were $306,152 in the first quarter of 2010, compared to $358,668 in the first quarter of 2009. This decrease of $52,516 (15%) was attributable to decreased accounting fees of $20,000 and decreased legal fees of $53,049, offset by increased stockholder relations of $10,029, increased rent expense of $5,084, increased travel expense of $3,853 and other increases totaling
$1,567.

The Company experienced an operating loss of $306,152 during the first quarter of 2010 as compared to an operating loss of $358,668 during the same period in the previous fiscal year. This $52,516 (15%) decrease in the Company's operating loss is attributable to decreases in general and administrative costs.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

                               (32)

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended March 31, 2010. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net loss for the three months ended March 31, 2010 was $313,953.During the three months ended March 31, 2010, the Company experienced a decrease in cash of $49,574. At March 31, 2010, the Company had a working capital deficit of $1,140,887, compared to working capital deficit of $978,251 at December 31, 2009. The $162,636 increased deficit in working capital is attributable primarily to the $49,574 decrease in cash, the $32,039 increase in accounts payable, and a $72,500 increase in Accrued Payroll. Of the $1,248,133 of current liabilities at March 31, 2010, $669,068 (54%) represent amounts due to officers and directors.

The failure of the Company to secure additional funding to implement its business plan, or the failure to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock ("Shares") to YA ("Sales") at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000)in the aggregate. YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement

                               (33)
effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company intends to file a new registration statement with the SEC to continue to make Sales available to it pursuant to the SEDA. An aggregate of $4,220,000 remains available under the SEDA. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.


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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010. The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the first quarter of fiscal 2010 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements

                               (34)
of Sections 404 and 302 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007.

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














                              (35)

                    PART II   -   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers           Description
-------           -----------

3(i)              Certificate of Incorporation of the
                  Company (1)

3(ii)             By-laws of the Company (1)

3.1               Amendments to the Certificate of
                  Incorporation of the Company (1)(2)(3)(4)

10.1              Exhibit J to the proposed Shareholders'
                  Agreement among the shareholders of Omagine
                  LLC (5)

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

                              (36)

(4)  Previously filed with the Securities and Exchange
Commission on January 4, 2010 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

(5)  Previously filed with the Securities and Exchange
Commission on April 14, 2010 as an exhibit to the Company's
Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.



(b)       Reports on Form 8-K



On January 4, 2010 the Company filed a report on Form 8-K disclosing the filing of an Amendment to the Company's
Certificate of Incorporation with the Secretary of State of Delaware as approved by a majority of stockholders at its annual meeting on December 29, 2009.


















                              (37)

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: May 10, 2010            OMAGINE, INC.
                               (Registrant)


                              By: /s/ Frank J. Drohan
                              -------------------------
                                FRANK J. DROHAN, Chairman
                                of the Board of Directors,
                                President and Chief
                                Executive and Financial Officer
                                (Principal Executive Officer and
                                Principal Financial Officer)



                              By: /s/ William Hanley
                              -------------------------
                                  WILLIAM HANLEY
                                  Controller and Principal
                                  Accounting Officer









                              (38)