Form 10-Q
period 2010-06-30
Omagine, Inc.
filed 2010-07-20
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010
                                -------------

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

                              (1)

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
[ ] Yes  [ ] No


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

As of July 9, 2010, the Registrant had outstanding 11,877,026 shares of Common Stock, par value $.001 per share.














                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       JUNE 30, 2010 AND DECEMBER 31, 2009

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
       SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:
       SIX MONTHS ENDED JUNE 30, 2010
       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

       NOTES TO FINANCIAL STATEMENTS

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 4:  CONTROLS AND PROCEDURES

ITEM 4T: CONTROLS AND PROCEDURES

             PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

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










                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            ------------------------------


                                           June 30,           December 31,
                                             2010                 2009
        ASSETS                             ---------          ----------
                                          (Unaudited)            Note 1
CURRENT ASSETS:
Cash                                       $ 142,221           $ 155,821
Prepaid expenses and other
  current assets                               1,000                 -
                                            --------            --------
        Total Current Assets                 143,221             155,821
                                            --------            --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment              131,412             131,412
  General plant                               17,800              17,800
  Furniture and fixtures                      15,951              15,951
  Leasehold improvements                         866                 866
                                            --------            --------
                                             166,029             166,029
  Less:  Accumulated depreciation
    and amortization                        (158,863)           (156,968)
                                            --------            --------
                                               7,166               9,061
                                            --------            --------
OTHER ASSETS:

Other assets                                  13,361              13,606
                                            --------            --------

Total Assets                               $ 163,748           $ 178,488
                                            ========            ========






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued
   interest                                $ 326,388           $ 313,464
Accounts payable                             490,067           $ 455,724
Accrued payroll                              447,000             327,000
Due officers and directors                     7,658              10,153
Accrued expenses and other
  current liabilities                         38,824              27,731
                                           ---------            --------
Total Current Liabilities                  1,309,937           1,134,072
                                           ---------            --------



COMMITMENTS



STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none                -                  -

Common stock:
  $ 0.001 par value
  Authorized:  50,000,000 shares
    Issued and outstanding:
     11,688,347 shares in 2010
     10,660,904 shares in 2009                11,688             10,661
Capital in excess of par value            18,454,169         18,030,176
Retained earnings (deficit)              (19,612,046)       (18,996,421)
                                          ----------         ----------
Total Stockholders' Equity (Deficit)      (1,146,189)          (955,584)
                                          ----------          ---------
  Total Liabilities and Stockholders'
    Equity                                $  163,748          $ 178,488
                                           =========           ========


See accompanying notes to consolidated financial statements.


                                         (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                          2010          2009         2010          2009
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $      -     $       -    $     -
                                        --------     ---------    ----------  ---------
Total revenues                               -             -             -          -
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -             -             -          -
Selling, general and administrative      293,837       189,728       599,989    548,488
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 293,837       189,728       599,989    548,488
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (293,837)     (189,728)     (599,989)  (548,488)
Interest Income                              -             -             -           32
Interest Expense                          (7,835)       (8,067)      (15,636)   (14,696)
                                       ----------    ----------    ----------  ---------

NET INCOME (LOSS)                     $ (301,672)   $ (197,795)   $ (615,625) $(563,152)
                                       ---------     ---------      ---------  ---------

NET LOSS PER SHARE, BASIC AND DILUTED $   (.03)     $   (.02)     $  (.05)    $   (.06)
                                         -------       -------     --------     -------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, BASIC AND DILUTED     11,671,326     9,396,015    11,221,023  9,347,646
                                      ----------    ----------    ---------- ----------


See accompanying notes to consolidated financial statements.



                                         (6)

                             OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 ----------------------------------------------------------
                                  (UNAUDITED)
                                       Common Stock    Capital in    Retained
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     (Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2009   10,660,904   $ 10,661  $ 18,030,176  $(18,996,421)

 Contribution of Common Stock
    To 401K Plan                    289,996        290        72,210           -

 Stock option expense                   -          -          55,020           -

Issuance of Common Stock for
 Stockholder Investor Relations     118,750        118        47,382

 Sale of Stock Under Stock
    Equity Distribution
    Agreement                       618,697        619       249,381           -

 Net loss                              -           -             -        (615,625)
                                 ----------   --------    ----------    -----------
 Balances At June 30, 2010       11,688,347   $ 11,688  $ 18,454,169  $(19,612,046)
                                 ==========     ======    ==========    ==========

See accompanying notes to consolidated financial statements.

                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                       Six Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                      2010          2009
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (615,625)   $(563,152)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     1,895        2,977
    Stock based compensation related to stock options                55,020       56,164
    Issuance of Common Stock for 401K contribution                   72,500       72,500
    Issuance of common stock for stockholder investor
      relations                                                      47,500          -
  Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets           ( 755)      20,530
    Accounts payable                                                 34,343       79,885
    Accrued expenses and other current liabilities                   11,093       10,294
    Accrued payroll                                                 120,000      137,000
    Accrued interest on convertible notes payable                    12,924       11,597
                                                                   --------     --------
                                                                   (261,105)    (172,205)
                                                                   --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                  (2,495)       7,874
  Proceeds from issuance of common stock                            250,000       65,000
  Issuance of convertible notes payable                                 -         50,000
                                                                   --------      --------
  Net cash flows from financing activities                          247,505      122,874
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                  (13,600)    ( 49,331)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           155,821       49,511
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                               $ 142,221    $     180
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $     910    $     -
                                                                   ========      ========
Interest paid                                                     $     -       $  1,621
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

Earnings(Loss)Per Share - Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the six months ended June 30, 2010 and 2009 diluted shares

                           (9)
outstanding excluded the following dilutive securities as the effect of their inclusion on diluted earnings (loss) per share would be anti-dilutive.

                                      Shares Issuable
                                     Six Months Ended
                                         June 30,
                                    ------------------
                                     2010        2009
                                     ----        ----

Convertible Notes                  116,008     116,008

Convertible Promissory Notes        20,000      20,000

Stock Options                      374,000     276,000
                                   -------     -------
Total Shares                       510,008     412,008
                                   -------     -------


Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its two wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC ("LLC"), a foreign corporation which was organized by the Company in the Sultanate of Oman. LLC is presently owned 95% by Omagine and 5% by JOL. LLC's ownership is expected to be reduced to a 50.5% majority ownership by Omagine via the sale of newly issued LLC common stock to four minority investors who are expected to purchase an aggregate of 49.5% of LLC for a total aggregate investment of $109.3 million. All intercompany transactions have been eliminated in consolidation.


NOTE 2  - GOING CONCERN AND LIQUIDITY

At June 30, 2010, the negative working capital of the Company was $1,166,716. Further, the Company incurred net losses of $615,625 and $1,114,409 for the six months ended June 30, 2010 and for the year ended December 31, 2009 respectively. These factors raise substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations, or obtain additional financing.

                           (10)

NOTE 3  - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest consist of:

                                      June 30,     December 31,
                                        2010           2009
                                      ---------     ------------

Due to the president of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                         $ 192,054     $ 192,054
    Accrued interest                     28,540        20,921

Due to the secretary of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                            39,961        39,961
    Accrued interest                      5,938         4,353

Due to investors, interest at 15%,
  due on demand, convertible into
  common stock at a conversion price
  of $2.50 per share:
    Principal                            50,000        50,000
    Accrued interest                      9,894         6,175

Totals                                $ 326,387     $ 313,464


NOTE 4 - COMMON STOCK

In March 2009, the Company issued and contributed a total of 72,500 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In August 2009, the Company sold 2,000 shares of Common Stock to a Director of the Company at a price of $0.70 per share for proceeds of $1,400.

                           (11)

From May through December of 2009 the Company issued a total of 1,308,877 shares of Common Stock for proceeds of $555,000 under the Standby Equity Distribution Agreement with YA Global
Investments, L.P. (See Note 6).

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In March 2010 through June of 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Standby Equity Distribution Agreement with YA Global
Investments L.P. (See Note 6).

In June 2010, the Company issued a total of 118,750 shares of Common Stock in payment of debts totaling $47,500.

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


NOTE 5  - STOCK OPTIONS

The following is a summary of stock option activity for the six months ended June 30, 2010:

       Outstanding at January 1, 2010       530,000
       Granted and Issued                       -
       Exercised                                -
       Forfeited/expired/cancelled              -
                                          ---------
       Outstanding at June 30, 2010         530,000
                                          ---------

       Exercisable at June 30, 2010         374,000
                                           ---------

                           (12)

Stock options outstanding at June 30, 2010 (all non-qualified) consist of:

 Year       Number       Number      Exercise   Expiration
Granted   Outstanding  Exercisable     Price      Date
-------   -----------  -----------   --------   ----------

2001       150,000       150,000     $1.25    August 31, 2011
2005         6,000         6,000     $5.00    June 30, 2010
2005        40,000        40,000     $4.10    December 31, 2011
2007(A)    160,000       128,000     $1.25    March 31, 2017
2007        12,000        12,000     $4.50    October 29, 2012
2008         6,000         6,000     $4.00    December 31, 2012
2008(B)    150,000        30,000     $2.60    September 23, 2018
2008(C)      6,000         2,000     $2.60    September 23, 2013
          --------      --------
Totals     530,000       374,000
         =========     =========

(A) The 32,000 unvested options relating to the 2007 grant are scheduled to vest on April 1, 2011.
(B) The 120,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on September 24, 2010 and then 30,000 on each September 24 in 2011, 2012 and 2013.
(C) The 4,000 unvested options relating to the 2008 grant are scheduled to vest 2,000 on September 24, 2010 and 2,000 on September 24, 2011.

As of June 30, 2010 there was $276,031 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $55,020 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066 in 2013.

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2010. Rent expense for the six months ended June 30, 2010 and 2009 was $64,820 and $69,822 respectively.

                            (13)

At June 30, 2010, the minimum future lease payments are as follows:

2010                                 $  28,400
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 151,466
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

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the terms of the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares, valued at the Purchase Price from time to time in effect, that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares

                            (14)

("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Company has filed the Registration Statement with the SEC and the SEC has declared such Registration Statement to be effective as of May 1, 2009. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.


Omagine Project

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Project Company has concluded negotiations with the Government of Oman with respect to the Omagine Project and is awaiting the signing of a Development Agreement with the Government.

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


General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations constitute forward-looking

                            (16)
statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


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








                            (17)

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

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk; an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four star resort hotel and possibly an additional three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and approximately two thousand residences to be developed for sale.

The agreement between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement" ("DA"). As of the date of this report, no date has yet been established for the signing of the Development Agreement.

Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in

                              (18)

Oman) are not permitted by Omani law to purchase any land in Oman outside of an ITC.

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project and the Company plans over time to also be in the property management, hospitality and entertainment businesses. The Omagine Project is expected to take about 5 years to complete.

The Development Agreement consists of two (2) parts: (i) the "Main Agreement" and (ii) the "Schedules" to the Main
Agreement. On June 9, 2010 the Ministry of Tourism of the Sultanate of Oman ("MOT") approved all the terms and conditions of the draft Development Agreement for the Omagine Project. The DA will be the contract between the Government of Oman and the Company's presently wholly owned Omani subsidiary, Omagine LLC. As previously disclosed, the Company and Omagine LLC had been awaiting the approval by the MOT of the final schedule to the DA ("Schedule 24") and Schedule 24 and the rest of the DA and all schedules thereto have now been approved by the MOT and all negotiations with respect to the DA are now concluded. Printed and bound copies of the DA were delivered by Omagine LLC to the MOT on June 9, 2010.

On June 28, 2010, under the signature of the Minister of Tourism, the MOT officially transmitted the DA to the Ministry of Finance ("MOF") for approval prior to forwarding the DA to the Ministry of Legal Affairs ("MOLA") for its official approval. A copy of the Minister's "Transmittal Letter" to MOF, (translated from Arabic to English), is attached hereto as
Exhibit 99.5. Since representatives of both MOF and MOLA have been involved in every step of the negotiation process to date, the official approvals from MOF and MOLA are viewed by management as simply procedural in nature and such approvals are expected to be forthcoming.

In accordance with Omani law, Omagine LLC was legally formed in Oman as a limited liability company on November 23, 2009, the date of formal approval by the Ministry of Commerce and Industry ("MOCI"). Omagine LLC is presently 100% owned by the Company.

The Company plans to reduce its 100% ownership of Omagine LLC in the near future by causing Omagine LLC to sell newly issued shares of its capital stock to investors. The proposed investors

                              (19)
are Consolidated Contractors International Company, S.A.L. ("CCIC") and three Omani investors (the "Omani Shareholders"). All proceeds from such sales of its capital stock will belong to Omagine LLC. The three presently proposed Omani Shareholders are: (i) the Office of Royal Court Affairs, an Omani organization representing the interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman, ("RCA"), (ii) Al-Mabkharah LLC, an Omani limited liability company ("ALM"), and (iii) the Oman Integrated Tourism Projects Fund (the "OITP Fund"). None of the Omani Shareholders are affiliates of the Company.

The OITP Fund is an investment fund managed by Bank Muscat, its designated fund manager. Because Omagine LLC presently plans to appoint Bank Muscat as its financial advisor, the Company views the participation of the OITP Fund as an equity investor in Omagine LLC as a positive event that aligns the interests of a major investor in Omagine LLC with the interests of the bank that will be responsible for arranging the project financing that Omagine LLC will, in all likelihood, ultimately require.

Prior to the signing of the Development Agreement, the Omani Shareholders and CCIC (collectively, the "New Shareholders") and the Company will enter into a written "Shareholders' Agreement" with respect to, among other things, their respective investments in Omagine LLC and the corporate governance and management of Omagine LLC. The review of the final draft Development Agreement by attorneys for the New Shareholders was a necessary condition precedent to the signing of the Shareholders' Agreement by the New Shareholders, and such review is now finished. No changes to the draft Development Agreement were recommended by the attorneys for the New Shareholders.

The Shareholders' Agreement has been reviewed by attorneys for the New Shareholders with minor comment. The OITP Fund has informed the Company that the Fund's corporate charter requires an exit for its proposed investment by November 2014. The Company is presently discussing various options with the OITP Fund and, in order to accommodate the Fund's early exit requirement, the Company intends to make an alternative proposal to the Fund with respect to the terms of the Fund's proposed investment. Any changes to the terms of the OITP Fund's investment in Omagine LLC are not expected to change the Company's majority ownership position of Omagine LLC (except for

                              (20)
a possible percentage increase in such ownership) nor are any such changes expected to affect the investment amounts or the timings of the investments for the New Shareholders.

The Shareholders' Agreement is presently expected to be executed in early August and promptly thereafter the New Shareholders will be formally registered as such with the Ministry of Commerce and Industry in Oman. Subsequent to such registration and to the official approvals of MOF and MOLA, the Development Agreement will be signed by Omagine LLC and the Government.

As of the date of this report, no date has yet been established for the signing of the Development Agreement but the Company presently anticipates that the Development Agreement will be signed by Omagine LLC and the Government shortly after the execution of the Shareholders Agreement, both of which events are presently anticipated to happen in August 2010.

Without giving effect to any changes that may ultimately be made to accommodate the OITP Fund's early exit requirement, the Shareholders' Agreement presently contemplates that the Company's 100% ownership of Omagine LLC will be reduced to 50.5% in the following manner:

1. The New Shareholders (CCIC, RCA, ALM, and the OITP Fund) will subscribe for and purchase an aggregate of 49.5% of the capital stock of Omagine LLC for an aggregate cash investment into Omagine LLC of forty two million forty four thousand three hundred seventy five Omani Rials ("OMR") (42,044,375 OMR) equivalent to approximately one hundred nine million three hundred fifteen thousand three hundred seventy five U.S. dollars ($109,315,375), and

2. In addition to the twenty thousand Omani Rials (20,000 OMR) equivalent to approximately fifty two thousand U.S. dollars ($52,000) of initial capital invested by the Company to organize Omagine LLC in November 2009, the Company will, prior to the date the Development Agreement is signed (the "Execution Date"), invest an additional fifty five thousand seven hundred fifty Omani Rials (55,750 OMR) equivalent to approximately one hundred forty four thousand nine hundred fifty U.S. dollars ($144,950), and, subsequent to the Execution Date, invest a further additional one hundred seventy six thousand seven hundred fifty

                              (21)

Omani Rials (176,750 OMR) equivalent to approximately four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550), for a total aggregate investment by the Company into Omagine LLC of two hundred fifty two thousand five hundred Omani Rials (252,500 OMR) equivalent to approximately six hundred fifty six thousand five hundred U.S. dollars ($656,500).

The foregoing investments into Omagine LLC are presently planned to be made in the following manner and in accordance with the following schedule:

1. Prior to the Execution Date the New Shareholders will invest seventy four thousand two hundred fifty Omani Rials (74,250 OMR) equivalent to approximately one hundred ninety three thousand fifty U.S. dollars ($193,050) and the Company will invest the aforementioned additional fifty five thousand seven hundred fifty Omani Rials (55,750 OMR) equivalent to approximately one hundred forty four thousand nine hundred fifty U.S. dollars ($144,950), and the Omani Shareholders will purchase variable convertible promissory notes from Omagine LLC ("Notes"), which Notes when fully funded will be in the aggregate principal amount of twenty two million nine hundred seventy eight thousand one hundred twenty five Omani Rials (22,978,125 OMR) equivalent to approximately fifty nine million seven hundred forty three thousand one hundred twenty five U.S. dollars ($59,743,125) (the "Aggregate Principal"), and

2. During the six month period subsequent to the Execution Date:

2.1 the Omani Shareholders will fund approximately seventy-five percent (75%) of the Aggregate Principal of the Notes by paying Omagine LLC an aggregate of seventeen million two hundred thirty three thousand five hundred ninety three Omani Rials (17,233,593
OMR) equivalent to approximately forty four million eight hundred seven thousand three hundred forty two U.S. dollars ($44,807,342), and

2.2 Omagine LLC will pay the Company one hundred seventy six thousand seven hundred fifty Omani Rials (176,750 OMR) equivalent to approximately four hundred fifty nine thousand five hundred fifty U.S. dollars ($459,550) which Omagine LLC will owe to the Company after the Shareholders' Agreement is signed (the "Exchange Amount"), and promptly after receiving the

                              (22)

Exchange Amount from Omagine LLC, the Company will invest the Exchange Amount into Omagine LLC, and

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

The Company and the New Shareholders are referred to herein and in the draft Development Agreement as the "Founder Shareholders"

                              (23)
of Omagine LLC. The Company capitalized Omagine LLC at formation by depositing 20,000 Omani Rials, equal to approximately USD $52,000, (the "Company Capital Contribution") into a bank account opened in Bank Muscat in the name of Omagine LLC and the Company was subsequently issued all 200,000 of the presently issued and outstanding shares of Omagine LLC.

Pursuant to the proposed Shareholders' Agreement, after the issuance of the Omagine LLC shares purchased by the New Shareholders and the Company, and the purchase by CCIC of the Omagine LLC shares as described above, and assuming the conversion of the Aggregate Principal of the Notes into shares of Omagine LLC, Omagine LLC will have 5,000,000 shares issued and outstanding and such shares will be owned as follows: the Company will own 2,525,000 shares (50.5%); the OITP Fund will own 1,000,000 shares (20%); RCA will own 625,000 shares (12.5%);
CCIC will own 600,000 shares (12.0%); and ALM will own 250,000 shares (5%).

All of the aforementioned investment amounts and ownership percentages were negotiated by Company management on behalf of Omagine LLC in arms-length transactions between the Project Company and the New Shareholders. No New Shareholder is an affiliate of the Company.

The presently ongoing discussion with Bank Muscat regarding the modification of the OITP Fund investment structure in order to accommodate the early exit by the Fund is not expected to delay the signing of the Shareholders' Agreement beyond early August, nor is it expected to materially change the above described investment structure.

The negotiation of the DA with the Government is concluded. The DA has now been officially transmitted to the Ministry of Finance for its approval after which it will be officially transmitted to the Ministry of Legal Affairs for its approval. During the estimated one month time period it takes for the Government to accomplish this routine process, the Company plans to finalize and sign the Shareholders' Agreement with the New Shareholders and to register them with the Ministry of Commerce & Industry in Oman. The afore-described MOF and MOLA approvals and registration of the New Shareholders are the only remaining tasks to be accomplished before the DA can be signed by Omagine

                              (24)

LLC and the Government of Oman. These remaining tasks are presently expected to be completed in early August 2010.

The date of signing the Development Agreement is entirely in the hands of the Government. The Company understands that the Government is anxious to conclude this matter swiftly. Subsequent to the signing of the Development Agreement, it must be ratified by the Ministry of Finance ("MOF") on behalf of the Government. The Company anticipates receiving notice from the Government within the next several weeks of the signing date for the Omagine Development Agreement.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people worldwide and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A.L., a Panamanian corporation ("CCIC") is the investment arm of CCG. Consolidated Contractors Company
(Oman), LLC, an Omani limited liability corporation ("CCC") is a construction company with approximately 13,000 employees in Oman and is CCG's operating subsidiary in Oman. Neither CCG, CCIC, CCC nor any of the Omani Shareholders is an affiliate of the Company.

As of the date hereof, the Company has arranged approximately $110 million of equity capital (the "Minority Equity") for the Project Company via the proposed sales of equity interests totaling 49.5% of the Project Company to: CCIC (12%); the OITP Fund (20%); RCA (12.5%); and ALM (5%), for a total of $109.3 million. The Company's agreements with the New Shareholders have now been reduced to writings and they constitute the subscription agreements with each New Shareholder and with the Company ("Subscription Agreements") and the Shareholders' Agreement as generally described above. Although the Company expects the definitive versions of such agreements (including the definitive version of the OITP Fund agreement, modified as mentioned above) to be executed in the next few weeks, until they actually are executed, no assurance can be given that they will be executed.

The Company invested approximately $52,000 (the "Company Capital
Contribution") into the Project Company at its formation in

                              (25)

November 2009. Additional cash investments of approximately $144,950 and $459,550 are planned to be made by the Company into Omagine LLC as described above bringing the Company's total aggregate investment into Omagine LLC to approximately $656,500. If the Company's percentage ownership of Omagine LLC is increased as a result of the ongoing discussions with Bank Muscat regarding modification of the OITP Fund's investment structure, then the Company's total aggregate investment into Omagine LLC is expected to increase proportionately.

The Company has agreed with CCIC regarding (i) its approximately $49.4 million investment in Omagine LLC, and (ii) the appointment of CCC as the general contractor for the construction of the Omagine Project and these agreements are memorialized in CCIC's proposed Subscription Agreement with Omagine LLC. The proposed Shareholders' Agreement among the Founder Shareholders and the proposed Subscription Agreements have been reviewed by the New Shareholders and their legal counsel and the Company plans to complete its final review of the modified Subscription Agreements shortly. The Subscription Agreements may be modified but management presently understands from discussions with its attorneys that the proposed modifications are minor and do not alter the Company's majority ownership position of Omagine LLC.

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

In order to move into the actual development stage of the

                              (26)

Omagine Project, Omagine LLC and the Government must first sign the Development Agreement. The Company and the New Shareholders are closely following this matter, and although this process has often been delayed to date, the fact that the DA has now been approved by the Ministry of Tourism is a watershed event in this process and management and the Founder Shareholders remain confident that attainment of the ultimate objective of signing the Development Agreement with the Government is now imminent - although the precise date for such signing is not possible to predict at this time. Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

As presently contemplated the Company will ultimately own at least 50.5% of Omagine LLC and the financial results of Omagine LLC will be consolidated with the financial results of the Company in such manner as to reflect the Company's presently anticipated 50.5% or greater majority ownership. Previously, it was expected that beginning after the Execution Date the Company would - on a consolidated basis - experience a monthly increase in net worth culminating in an aggregate increase in net worth of approximately $55 million on the Financing Agreement Date as a result of the approximately $110 million capitalization of Omagine LLC. Since the methodology of funding Omagine LLC has now been re-structured as a series of funding installments on the Notes, this increase in net worth on a consolidated basis is not now expected to occur gradually over the aforementioned six month period as previously anticipated and disclosed, but instead it is now expected to occur as a single aggregate increase of approximately $55 million in the Company's net worth on or shortly after the Financing Agreement Date when the Aggregate Principal of the Notes is converted into shares of Omagine LLC stock and the CCIC investment is made. The timing and amounts of the OITP Fund's investment is expected to remain as indicated above but possibly may be affected as a result of the ongoing discussions with Bank Muscat in regard to accommodating the Fund's request for a November 2014 exit date for its investment.

The capital of Omagine LLC as well as bank borrowings and proceeds from sales of residential units by Omagine LLC will be utilized by it to develop the Omagine Project. Omagine LLC's ongoing financial results will continue to be consolidated with the Company's results as appropriate.

                              (27)

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be engaged by Omagine LLC as its exclusive financial advisor to arrange the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. The Shareholders' Agreement contemplates the approval by the Omagine LLC shareholders of a draft agreement with Bank Muscat regarding project financing and financial advisory services (the "Mandate Agreement"). The Mandate Agreement provides for Bank Muscat to be the financial advisor for Omagine LLC and to, among other things, arrange for the Construction Financing.

While the worldwide bank liquidity issues resulting from the 2008 financial crisis have eased somewhat, the project financing environment in Oman remains more cautious and challenging than before the crisis. Since Bank Muscat is the manager of the OITP Fund, one of Omagine LLC's proposed equity investors, management is in close contact with Bank Muscat on a regular basis regarding the financing of the Omagine Project and Bank Muscat has continued to indicate that it expects to be able to arrange the necessary project financing for the Omagine Project. Management and the Project Company's prospective Omani bankers and shareholders are of the opinion that the recent financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project. As noted below however, the costs of labor and material as well as the selling prices of housing remain somewhat volatile and no completely accurate projections can be made at this time. The Company views Bank Muscat's decision to have the OITP Fund become an equity investor in Omagine LLC as a positive indicator of Bank Muscat's opinion with respect to the likely availability to Omagine LLC of the necessary Construction Financing.

As the development program becomes more solidified and as the planning process and design process progress, the estimates of construction costs become proportionately more accurate. The Company presently expects, based on present assumptions of its updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $1.9 and $2.3 billion dollars. The Company also presently expects, based on present

                              (28)
assumptions and market activity, that although the selling prices of housing in Oman have fallen from their 2007/2008 peaks, they will still be greater than that which the Company had previously budgeted in 2006.

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

4. The Chairman, who shall have no day to day operating role in the management or operation of the business of Omagine LLC but shall be the primary spokesman and advocate in Oman for the Project Company, shall be a representative of the office of Royal Court Affairs.

5. The Deputy Managing Director shall be Mr. Sam Hamdan.

The Company's updated financial model presently forecasts net positive cash flows for Omagine LLC in excess of 900 million dollars over the five year period subsequent to the signing of the Development Agreement with a net present value of the project of approximately 400 million dollars. The Company intends to continually update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience some negative effects, slowdowns and volatility. Raw material and labor prices initially dropped dramatically and are now experiencing a recovery. Recent sales prices for housing in other integrated tourism projects are stabilizing and, in the Muscat area of Oman, the inventory of unsold housing in the secondary (re-sale) market has dropped dramatically in recent months which some

                              (29)
market observers see as an important indicator of pent-up future demand. Management cautions however that investors should not place undue reliance on the aforementioned financial model projections as all such projections and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized by Bank Muscat in its discussions internally and with other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirements for bank financing of the Construction Costs is expected to be reduced by its ability to pre-sell residence units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

The sale of residential and commercial properties combined with the increase over the last several years in the value of the land constituting the Omagine Site, are the main revenue drivers supporting the Project Company's financial projections. The Development Agreement has evolved over the years and as presently contemplated and agreed allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on approximately three hundred thousand square meters (approximately 75 acres) of land within the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences or commercial properties shall be transferred to the buyer at the closing of such sales transactions. The balance of the Omagine Site will consist of open areas consisting of, among other things, roads, walkways, beaches, recreational areas and green areas.

                              (30)

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. The Company is planning to enter businesses other than real estate development
- and ancillary to the Omagine Project - subsequent to signing the Development Agreement and expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Subject to the Development Agreement being signed, the Company may, subsequent to the Financing Agreement Date, recover all or a portion of the development expenses incurred by it in the conceptualization and promotion of the Omagine Project and may also be paid a "success fee" of one half of one percent (0.5%) of the construction costs.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's, and therefore the Company's, actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.
                              (31)

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2010 vs.
THREE MONTHS ENDED JUNE 30, 2009

The Company had no revenue in the second quarters of 2010 and 2009.

Selling, general and administrative expenses were $293,837 in the second quarter of 2010,compared to $189,728 in the second quarter of 2009. This increase of $104,109 (55%) was primarily attributable to increased legal fees of $79,803 and increased accounting fees of $20,000 plus other net increases in expenses of $4,306.

The Company incurred an operating loss of $293,837 during the second quarter of 2010 as compared to an operating loss of $189,728 during the same period in the previous fiscal year. This $104,109 (55%) increase in the Company's operating loss is attributable to the increases in general and administrative costs mentioned above.

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

No capital expenditures were incurred during the quarterly period ended June 30, 2010. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30, 2010 vs.
SIX MONTHS ENDED JUNE 30, 2009

The Company had no revenue for the six month periods ended June
30, 2010 and June 30, 2009.

                              (32)

Selling, General and Administrative expenses were $599,989 during the first six months of 2010 compared to $548,488 in the first six months of 2009. This increase of $51,501
(9%) was primarily attributable to increases in legal fees of $26,774, stockholder relations expenses of $15,891, travel expense of $7,617 and other net increases in expenses of $1,219.

The Company incurred a loss from operations of $599,989
during the first six months of 2010 as compared to $548,488 in the first six months of 2009. This $51,501 (9%) increase in the Company's operating loss was attributable to the increased
Selling, General and Administrative expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net loss for the six months ended June 30, 2010 was $615,625. During the six months ended June 30, 2010, the Company experienced a decrease in cash of $13,600. At June 30, 2010, the Company had a working capital deficit of $1,166,716, compared to a working capital deficit of $978,251 at December 31, 2009. The $188,465 increased deficit in working capital is attributable primarily to the $13,600 decrease in cash, an increase in notes payable and accrued interest of $12,924, an increase in accounts payable of $34,343, an increase in accrued payroll of $120,000 and an increase in accrued expenses and other current liabilities of $11,093. Of the $1,309,937 of current liabilities at June 30, 2010, $742,117 (57%) represents amounts due to officers and directors.

The failure of the Company to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock ("Shares") to YA ("Sales") at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in

                              (33)
effect that equals five million dollars ($5,000,000)in the aggregate. YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make Sales available to it pursuant to the SEDA and the SEC has declared such Registration Statement to be effective as of June 7, 2010. An aggregate of $4,195,000 remains available under the SEDA. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.


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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

                              (34)

The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the second quarter of fiscal 2010 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 5.    Other Information


The Board of Directors of the Company adopted resolutions pursuant to Section 245 of the General Corporation Law of the State of Delaware to restate and integrate into a single instrument, but not further amend, all of the provisions of its Certificate of Incorporation which were then in effect and operative as theretofore amended or supplemented. On June 3, 2010, the Company filed with the Delaware Secretary of State a Restated Certificate of Incorporation of Omagine, Inc., a copy of which is attached hereto as Exhibit 3(i)a (the "Restated Certificate of Incorporation") and is incorporated herein by reference.



ITEM 6.    Exhibits



           Exhibits numbered in accordance with Item 601 of Regulation S-K

Exhibit
Numbers                Description
-------                -----------

3 (i) a Restated Certificate of Incorporation of the Company *

3 (ii)          By-Laws of the Company (1)

31.1            Sarbannes-Oxley 302 certification *

32.2            Sarbannes-Oxley 1350 certification *

99.5            Ministry of Tourism Transmittal Letter
                dated June 28, 2010 *

* Filed herewith.

                              (36)

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



DATED: July 20, 2010            OMAGINE, INC.
                                  (Registrant)

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








                              (37)