Form 10-Q
period 2010-09-30
Omagine, Inc.
filed 2010-11-18
CIK 820600

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010
                                ------------------

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

As of October 14, 2010, the Registrant had outstanding
11,988,116 shares of Common Stock, par value $.001 per share.














                              (2)

                     OMAGINE, INC.
                         INDEX

FORWARD-LOOKING STATEMENTS

             PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS:
    SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

    CONSOLIDATED STATEMENTS OF OPERATIONS:
    THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

    NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY:
     NINE MONTHS ENDED SEPTEMBER 30, 2010
     CONSOLIDATED STATEMENTS OF CASH FLOWS:
     NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

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









                            (4)

ITEM 1:      FINANCIAL STATEMENTS


                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            ------------------------------


                                        September 30,         December 31,
                                             2010                 2009
        ASSETS                             ---------          ----------
                                          (Unaudited)            Note 1
CURRENT ASSETS:
Cash                                       $ 209,900           $ 155,821
Prepaid expenses and other
  current assets                               1,400                 -
                                            --------            --------
        Total Current Assets                 211,300             155,821
                                            --------            --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment              131,412             131,412
  General plant                               17,800              17,800
  Furniture and fixtures                      15,951              15,951
  Leasehold improvements                         866                 866
                                            --------            --------
                                             166,029             166,029
  Less:  Accumulated depreciation
    and amortization                        (159,811)           (156,968)
                                            --------            --------
                                               6,218               9,061
                                            --------            --------
OTHER ASSETS:

Other assets                                  13,361              13,606
                                            --------            --------

Total Assets                               $ 230,879           $ 178,488
                                            ========            ========






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued
   interest                                $ 509,627           $ 313,464
Accounts payable                             464,929           $ 455,724
Accrued payroll                              394,500             327,000
Due officers and directors                    11,494              10,153
Accrued expenses and other
  current liabilities                         44,370              27,731
                                           ---------            --------
Total Current Liabilities                  1,424,920           1,134,072
                                           ---------            --------



COMMITMENTS



STOCKHOLDERS' EQUITY:
Preferred stock:
  $0.001 par value
  Authorized - 850,000 shares
    Issued and outstanding - none                -                  -

Common stock:
  $ 0.001 par value
  Authorized:  50,000,000 shares
    Issued and outstanding:
     11,988,116 shares in 2010
     10,660,904 shares in 2009                11,988             10,661
Capital in excess of par value            18,731,379         18,030,176
Retained earnings (deficit)              (19,937,408)       (18,996,421)
                                          ----------         ----------
Total Stockholders' Equity (Deficit)      (1,194,041)          (955,584)
                                          ----------          ---------
  Total Liabilities and Stockholders'
    Equity                                $  230,879          $ 178,488
                                           =========           ========


See accompanying notes to consolidated financial statements.


                                         (5)

                               OMAGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                            (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                      ----------------------      ----------------------
                                          2010          2009         2010          2009
                                          ----          ----         ----          ----
REVENUES:
Net sales                             $      -      $      -     $       -    $     -
                                        --------     ---------    ----------  ---------
Total revenues                               -             -             -          -
                                        --------     ---------    ----------  ---------
COSTS AND EXPENSES:
Cost of sales                                -             -             -          -
Selling, general and administrative      315,802       251,156       915,791    799,644
                                       ---------     ---------     ----------  ---------
Total costs and expenses                 315,802       251,156       915,791    799,644
                                       ---------     ---------     ----------  ---------
Operating income (loss)                 (315,802)     (251,156)     (915,791)  (799,644)
Interest Income                              -              92           -          124
Interest Expense                          (9,560)       (7,664)      (25,196)   (22,360)
                                       ----------    ----------    ----------  ---------

NET INCOME (LOSS)                     $ (325,362)   $ (258,728)   $ (940,987) $(821,880)
                                       ---------     ---------      ---------  ---------

NET LOSS PER SHARE, BASIC AND DILUTED $   (.03)     $   (.03)     $  (.08)    $   (.09)
                                         -------       -------     --------     -------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, BASIC AND DILUTED     11,945,631     9,729,816    11,583,327  9,475,036
                                      ----------    ----------    ---------- ----------


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
                                              Par      Excess of     Earnings
                                    Shares    Value    Par Value     (Deficit)
                                 --------------------------------------------------

 Balances At December 31, 2009   10,660,904   $ 10,661  $ 18,030,176  $(18,996,421)

 Contribution of Common Stock
   to 401K Plan                    289,996        290        72,210           -

 Stock option expense                   -          -          82,530           -

 Sale of Common Stock for
   Cash                             217,464        218       149,782           -

 Issuance of Common Stock in
   Payment of salaries payable       82,305         82        99,918

Issuance of Common Stock for
  Stockholder Investor Relations    118,750        118        47,382

 Sale of Stock Under Stock
   Equity Distribution
   Agreement                        618,697        619       249,381           -

 Net loss                              -           -             -        (940,987)
                                 ----------   --------    ----------    -----------
 Balances At September 30, 2010  11,988,116   $ 11,988  $ 18,731,379  $(19,937,408)
                                 ==========     ======    ==========    ==========

See accompanying notes to consolidated financial statements.

                                         (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   (UNAUDITED)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                      ------------------
                                                                      2010          2009
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (940,987)   $(821,880)
  Adjustments to reconcile net loss to net
      cash flows from operating activities:
    Depreciation and amortization                                     2,843        4,466
    Stock based compensation related to stock options                82,530       84,246
    Issuance of Common Stock for 401K contribution                   72,500       72,500
    Issuance of common stock for stockholder investor
      relations                                                      47,500          -
    Issuance of Common Stock in payment of salaries payable         100,000          -
 Changes in operating assets and liabilities:
    Prepaid expenses, other current assets and other assets          (1,155)      29,724
    Accounts payable                                                  9,205       73,080
    Accrued expenses and other current liabilities                   16,639       15,839
    Accrued payroll                                                  67,500      200,000
    Accrued interest on convertible notes payable                    21,163       18,167
                                                                   --------     --------
                                                                   (522,262)    (323,858)
                                                                   --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                                   1,341     (12,422)
  Proceeds from sales of common stock                               400,000      316,400
  Issuance of convertible notes payable                             175,000       50,000
                                                                   --------      --------
  Net cash flows from financing activities                          576,341      353,978
                                                                   --------      --------
NET CHANGE IN CASH AND EQUIVALENTS                                   54,079       30,120

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           155,821       49,511
                                                                   --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                               $ 209,900    $  79,631
                                                                   ========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $   3,031    $   1,929
                                                                   ========      ========
Interest paid                                                     $   4,033    $   4,193
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

For the nine months ended September 30, 2010 and 2009 diluted

                           (9)
shares outstanding excluded the following dilutive securities as the effect of their inclusion on diluted earnings (loss) per share would be anti-dilutive.

                                      Shares Issuable
                                     Nine Months Ended
                                       September 30,
                                    ------------------
                                     2010        2009
                                     ----        ----

Convertible Notes                  116,008     116,008

Convertible Promissory Notes        90,000      20,000

Stock Options                      404,000     276,000
                                   -------     -------
Total Shares                       610,008     412,008
                                   -------     -------


Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its two wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC ("LLC"), a foreign corporation which was organized by the Company in the Sultanate of Oman. LLC is presently owned 95% by Omagine and 5% by JOL. Negotiations with the prospective LLC shareholders are ongoing but as of the date hereof (i) JOL's 5% ownership is expected to be transferred to Omagine, Inc., and
(ii) thereafter Omagine, Inc.'s percentage ownership of LLC is expected to be reduced to a number between 50.5% and 70.5% via the sale of newly issued LLC common stock to three minority investors who are expected to purchase an aggregate of between 29.5% and 49.5% of LLC for a total aggregate investment of $77.3 million. All intercompany transactions have been eliminated in consolidation.


NOTE 2  - GOING CONCERN AND LIQUIDITY

At September 30, 2010, the negative working capital of the Company was $1,213,620. Further, the Company incurred net losses of $940,987 and $1,114,409 for the nine months ended September 30, 2010 and for the year ended December 31, 2009 respectively.

                           (10)

These factors raise substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations, or obtain additional financing.

NOTE 3  - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest consist of:

                                    September 30,   December 31,
                                        2010           2009
                                      ---------     ------------
Due to the president of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                         $ 192,054     $ 192,054
    Accrued interest                     32,412        20,921

Due to the secretary of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                            39,961        39,961
    Accrued interest                      6,744         4,353

Due to investors, interest at 15%,
  due on demand, convertible
  into   common stock at a conversion
  price of $2.50 per share:
    Principal                            50,000        50,000
    Accrued interest                     11,785         6,175

Due to investors, interest at 10%,
  due from July 27, 2011 to September
  16, 2011, convertible into common
  stock at a conversion price of
  $2.50 per share:
    Principal                           175,000           -
    Interest                              1,671           -
                                      ---------     ---------
Totals                                $ 509,627     $ 313,464
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

From March through June of 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Standby Equity Distribution Agreement with YA Global
Investments L.P. (See Note 6).

In June 2010, the Company issued a total of 118,750 shares of Common Stock in payment of debts totaling $47,500.

In July 2010, the Company sold a total of 217,464 shares of Common Stock for proceeds of $150,000.

In July 2010, the Company issued 82,305 shares of Common Stock in payment of salaries payable totaling $100,000.

On December 29, 2009 Omagine's stockholders authorized the Company to effect a 1-for-100 reverse split of the number of shares of the Company's Common Stock followed immediately by a 20-for-1 forward split of the number of shares of the Company's Common Stock (collectively, the "Stock Splits"). The Stock Splits were effected on December 30, 2009 and resulted in a reduction of 42,643,614 in the number of shares of Common Stock issued and outstanding immediately prior to the Stock Splits. The result of the foregoing was that as of December 31, 2009 the Company had 10,660,904 shares of its Common Stock issued and

                           (12)
outstanding. The shareholders also authorized the Company to set the number of shares of Common Stock it shall be authorized to issue at 50,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the Stock
Splits.


NOTE 5  - STOCK OPTIONS

The following is a summary of stock option activity for the nine months ended September 30, 2010:

       Outstanding at January 1, 2010       530,000
       Granted and Issued                     4,000
       Exercised                                -
       Forfeited/expired/cancelled           (6,000)
                                          ---------
       Outstanding at September 30, 2010    528,000
                                          ---------

       Exercisable at September 30, 2010    404,000
                                          ----------



Stock options outstanding at September 30, 2010 (all non-qualified) consist of:

 Year       Number       Number      Exercise   Expiration
Granted   Outstanding  Exercisable     Price      Date
-------   -----------  -----------   --------   ----------

2001       150,000       150,000     $1.25    August 31, 2011
2005        40,000        40,000     $4.10    December 31, 2011
2007(A)    160,000       128,000     $1.25    March 31, 2017
2007        12,000        12,000     $4.50    October 29, 2012
2008         6,000         6,000     $4.00    December 31, 2012
2008(B)    150,000        60,000     $2.60    September 23, 2018
2008(C)      6,000         4,000     $2.60    September 23, 2013
2010         4,000         4,000     $0.51    June 30, 2015
          --------      --------
Totals     528,000       404,000
         =========     ==========

                            (13)

(A) The 32,000 unvested options relating to the 2007 grant are scheduled to vest on April 1, 2011.
(B) The 90,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on each September 24 in 2011, 2012 and 2013.
(C) The 2,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2011.

As of September 30, 2010 there was $248,521 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $27,510 in 2010, $92,498 in 2011, $75,447 in 2012 and $53,066 in 2013.


NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, N.Y. under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a one year lease expiring December 31, 2010. Rent expense for the nine months ended September 30, 2010 and 2009 was $108,822 and $106,016 respectively.

At September 30, 2010, the minimum future lease payments are as follows:

2010                                 $  14,200
2011                                    56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 137,266
                                     ==========

Employment Agreements

Omagine is obligated to pay its President and Chief Executive
Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes.

                            (14)

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

                            (15)

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



Critical Accounting Policies:
-----------------------------
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the

                            (16)
most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

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

                            (17)

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

The Company has proposed to the Government of Oman (the "Government") the development of a real-estate and tourism project (the "Omagine Project") to be developed in Oman by Omagine LLC (the "Project Company"). Omagine LLC was formed in Oman as a limited liability company on November 23, 2009 and is presently 100% owned by the Company and it will design, develop, own and operate the entire Omagine Project.

The agreement between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project is the "Development Agreement" ("DA"). The DA will be the contract between the Government of Oman and Omagine LLC. As of the date hereof, no date has been set for the signing of the Development Agreement.

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk; an open

                              (18)
air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four star resort hotel and possibly an additional three or four star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and approximately two thousand residences to be developed for sale.

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project and the Company plans over time to also be in the property management, hospitality and entertainment businesses. The Omagine Project is presently expected to take about 5 years to complete.

Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to the Project Company designating the Omagine Project as an Integrated Tourism Complex ("ITC") and as such, the Project Company will be allowed to sell the freehold title to residential properties developed on the Omagine Site to any person, including any non-Omani person. Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase any land in Oman outside of an ITC.

On June 9, 2010 the Ministry of Tourism of the Sultanate of Oman
("MOT") approved the proposed Development Agreement between the Government and Omagine LLC.

In October 2010 the proposed Development Agreement was approved by the Ministry of Finance of the Sultanate of Oman ("MOF").

The final step in the Government approval process is the approval of the DA by the Ministry of Legal Affairs ("MOLA"). Since representatives of MOLA were involved in the DA negotiation process, management expects the official approval from MOLA to be forthcoming quickly. Before MOLA can review and approve the DA however, the Project Company must conclude its ongoing negotiations with its proposed new shareholders and register them with the Ministry of Commerce and Industry ("MCI").

The Omani Integrated Tourism Projects Fund (the "Fund") is an investment fund managed by Bank Muscat. The Company and the Fund

                              (19)
have had an agreement for several years with respect to the Fund becoming an investor in Omagine LLC. The tenor - or life - of the Fund is seven years from inception and now because of the extensive delays experienced in finalizing the DA, the Fund finds itself in the position that its tenor will in all likelihood expire before the Omagine Project will be finished. In August 2010 the Fund requested the Company to suggest an investment structure which would give the Fund an exit by November 2014 for its proposed investment.

The Office of Royal Court Affairs ("RCA") is another proposed investor in Omagine LLC. RCA represents the interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman. RCA owns approximately 30% of Bank Muscat and is the major investor in the Fund.

For the past several months management has been in intensive discussions and negotiations with the Fund, Bank Muscat and RCA in an attempt to accommodate all parties' interests and concerns. These discussions and negotiations are now in their final stage and the present indication - subject always to a final written agreement - is that: (i) RCA will have a greater than previously disclosed equity ownership position in Omagine LLC in recognition of its contribution of the land for the Omagine Project, (ii) the Fund will deliver a term sheet with respect to the provision of up to $65 million of subordinate debt financing (the "Mezzanine Financing") to Omagine LLC and will not purchase the 20% equity ownership stake in Omagine LLC for $32 million as previously disclosed, (iii) Omagine, Inc.'s previously disclosed ownership stake of 50.5% will in all likelihood be increased, (iv) Omagine LLC will engage Bank Muscat as a financial advisor subsequent to the signing of the DA, and (v) all other previously agreed terms and conditions will remain the same as previously disclosed.

While these discussions and negotiations have been lengthy and arduous, management is pleased with the present indication of their outcome. Investors are cautioned however that the foregoing results of the negotiations with RCA and the Fund are subject to further modest or material modification and such negotiations are not concluded and will not be concluded until a written agreement (a "Shareholders' Agreement") is executed.

The other proposed Omagine LLC investors are Consolidated

                              (20)

Contractors International Company, S.A.L. ("CCIC") and Al-Mabkharah LLC, an Omani limited liability company ("ALM"). Both CCIC and ALM approved the previous Shareholders' Agreement (which reflected the state of affairs prior to the present negotiations with RCA and the Fund) and no change to the previously disclosed proposed shareholding percentages or investments have been requested by either CCIC or ALM but the Company will hold final discussions with both of them with respect to the final Shareholders' Agreement once it is amended to reflect the conclusion of the RCA negotiations.

The final conclusion of the aforementioned RCA negotiation is expected imminently.

Management expects to quickly thereafter sign the Shareholders'
Agreement, register RCA, CCIC and ALM with MCI, obtain the official approval from MOLA, and sign the Development Agreement.

RCA and ALM are referred to herein as the "Omani Shareholders" and RCA, ALM and CCIC are referred to herein collectively as the "New Shareholders".

At each of Omagine LLC's and the Fund's sole discretion, the Fund may decide to offer to provide Mezzanine Financing to Omagine LLC subsequent to the signing of the DA and Omagine LLC may decide to accept or reject such offer. Mezzanine Financing is a form of debt financing, some of the terms of which as discussed between Omagine LLC and the Fund, make the obligation for the re-payment of such Mezzanine Financing junior to the obligation for the re-payment of other debt financing provided by banks ("Senior Debt"). Such Mezzanine Financing however makes the obligation for the re-payment of such Mezzanine Financing senior to any payment of dividends or payments to shareholders. Also any such Mezzanine Financing from the Fund will have a targeted "exit date" and the payment of its fixed rate of return (which is approximately one-third of the return to shareholders predicted by our present financial model) will be deferred until such exit date. Finally the exit time will be dependent upon the availability of cash in Omagine LLC after all Senior Debt has been repaid.

Mezzanine Financing has been described as a type of financing that "feels like debt but acts like capital". It is attractive

                              (21)
to lenders and investors because it has a fixed term and provides a fixed rate of return which is generally higher than interest rates charged by banks. To the investor therefore it provides a return which is superior to the interest rate on Senior Debt and while it is more risky than Senior Debt but less risky than equity. At the same time it is attractive to borrowers (like Omagine LLC) because banks providing Senior Debt for construction or other financing will view it as "quasi-capital" since their Senior Debt must be repaid first before any Mezzanine Financing is repaid. To the Project Company therefore, it reduces the need to sell shares for capital while enhancing its balance sheet with "quasi-capital". Simultaneously it provides the opportunity (but not the guarantee) that Omagine LLC may (provided its business plan evolves as forecast) pay the provider of Mezzanine Financing a lower rate of return than it might otherwise pay such provider had such provider been a stockholder - and, in such an event, thereby pay its stockholders a proportionately higher return.

The fact that the Fund will not be a 20% equity investor in Omagine LLC as previously disclosed will probably result in an increase in the Company's and RCA's ownership percentage of Omagine LLC. CCIC and ALM are not presently expected to have any changes to their previously disclosed respective investment amounts or the timings of their investments. The precise details of any changes will be determined shortly by the conclusion of the RCA negotiations referred to above and the Company's and the New Shareholders' percentage ownership and investment amounts will then be memorialized in the Shareholders' Agreement which the Company expects to conclude before December 10, 2010.

Prior to the signing of the Development Agreement, the New Shareholders and the Company will enter into a written Shareholders' Agreement with respect to, among other things, their respective investments in Omagine LLC and the corporate governance and management of Omagine LLC. Promptly thereafter the New Shareholders will be formally registered with MCI and then, after the official approval of the DA by MOLA, the Development Agreement will be signed by Omagine LLC and the Government.

As presently contemplated (but subject to a final written agreement), the Shareholders' Agreement will memorialize that the Company's 100% ownership of Omagine LLC will be reduced to

                              (22)
between 50.5% and 70.5%, that the CCIC and ALM shareholdings and percentage ownerships will remain as previously disclosed, and that the RCA cash investment will remain the same as previously disclosed but that RCA's percentage ownership of Omagine LLC will be increased in recognition of its "payment-in-kind capital contribution" to Omagine LLC represented by the land owned by the Government which is to be developed into the Omagine Project.

The Shareholders Agreement is expected to memorialize that Omagine LLC will have approximately $78 million of capital represented by cash investments by Omagine, Inc. and the New Shareholders. Although it remains uncertain as of the date hereof: (i) Omagine LLC may also have a yet to be determined amount of additional capital resulting from RCA's payment-in-kind to the Project Company resulting from RCA's contribution of the Omagine Site to the Project Company and the imbedded gain thereon to the Project Company as represented by the terms of the Usufruct Agreement covering such land, and (ii) Omagine LLC and the Fund may enter into an agreement subsequent to the signing of the DA whereby the Fund provides Mezzanine Financing to the Project Company.

The "Financing Agreement Date" is the day subsequent to the signing of the DA upon which the Project Company and an investment fund, bank, or other person or financial institution (collectively, a "Lender") execute and deliver a legally binding agreement pursuant to which such Lender agrees to provide loans or Mezzanine Financing for the first phase or for any or all phases of the Omagine Project. The Financing Agreement Date is projected by management to occur approximately six months after the signing of the DA. As mentioned above the total amount of cash capital investments presently planned to be made into Omagine LLC by the Company and the New Shareholders is approximately $78 million. As presently contemplated, Omagine LLC will receive approximately $21 million of such $78 million in approximately equal monthly installments during the six months after the DA is signed and it will receive the $57 million balance on the Financing Agreement Date. As presently contemplated therefore, Omagine LLC will not have to wait for the Financing Agreement Date to begin the design and development of the Omagine Project as it will have the financial capacity to begin such design and development activities immediately after the Development Agreement is signed.

                              (23)

The Company and the New Shareholders are referred to herein and in the Development Agreement as the "Founder Shareholders" of Omagine LLC.

As of the date hereof, the Company owns all 200,000 of the presently issued and outstanding shares of Omagine LLC. The Company presently intends to enter into a Shareholders' Agreement with the New Shareholders whereby the Company and the New Shareholders will purchase new shares of Omagine LLC such that Omagine LLC will have 5,000,000 shares issued and outstanding (the "Outstanding Capital Stock")and such Outstanding Capital Stock will be owned as follows: the Company will own between 50.5% and 70.5% of such Outstanding Capital Stock; RCA will own between 12.5% and 25% of such Outstanding Capital Stock); CCIC will own 12.0% of such Outstanding Capital Stock); and ALM will own 5% of such Outstanding Capital Stock). The precise ownership percentages will depend upon the final conclusion of the aforementioned RCA negotiations which final conclusion is expected imminently. Investors are cautioned however that the foregoing projected results of such negotiations with RCA are subject to further modest or material modification and such negotiations are not concluded and will not be concluded until a written Shareholders' Agreement is executed and delivered by the Founder Shareholders.

All of the aforementioned investment amounts and ownership percentages were and are being negotiated by Company management on behalf of Omagine LLC in arms-length transactions between the Project Company and the New Shareholders. No New Shareholder is an affiliate of the Company.

The Company anticipates that after the Development Agreement is signed, and only if necessary, Omagine LLC will be able to sell additional shares of its capital stock to investors at a substantially higher price than was originally offered to the Fund.

As of the date hereof, the negotiation of the DA with the Government is concluded and the negotiation of the Shareholders'
Agreement with the New Shareholders is expected to conclude imminently.

As of the date hereof religious and National Day holidays and celebrations are occurring simultaneously in Oman for several

                              (24)
weeks, but the Company nevertheless anticipates that the Shareholders' Agreement will be signed in the next few weeks and that MOLA, the last of three ministries required to approve the DA, will provide its approval before the end of December 2010.

The date of signing the Development Agreement is entirely in the hands of the Government but management also expects the DA to be signed before the end of December 2010. The Company recently received a notice from the MOT requesting a copy of the official MCI registration of the New Shareholders. In spite of the extraordinary delays to date, the Company believes that the Government is now quite anxious to conclude and sign the DA as soon as possible.

Consolidated Contractors Group S.A.L. (www.ccc.gr) is a Lebanese multi-national corporation ("CCG") whose main activities involve general building contracting services in the Middle East. CCG employs approximately 125,000 people worldwide and has annual revenue of approximately $5 billion. Consolidated Contractors International Company, S.A.L., a Panamanian corporation ("CCIC") is the investment arm of CCG. Consolidated Contractors Company
(Oman), LLC, an Omani limited liability corporation ("CCC") is a construction company with approximately 13,000 employees in Oman and is CCG's operating subsidiary in Oman. Neither CCG, CCIC, CCC nor either of the Omani Shareholders is an affiliate of the Company.

The Company has agreed with CCIC regarding (i) its approximately
$49.4 million investment in Omagine LLC, and (ii) the appointment of CCC as the general contractor for the construction of the Omagine Project, and these agreements will be memorialized in CCIC's Subscription Agreement executed with Omagine LLC.

As of the date hereof, the Company has arranged approximately $77.3 million of equity capital (the "Minority Equity") for the Project Company via the proposed sales of minority equity interests in the Project Company to the New Shareholders. The Company's agreements with the New Shareholders have been reduced to writings and they constitute the subscription agreements with each New Shareholder and with the Company ("Subscription Agreements") and the proposed Shareholders' Agreement as generally described above and as modified pursuant to the

                              (25)
conclusion of the ongoing RCA negotiations and discussions.

Although the Company expects the New Shareholders to execute the Shareholders' Agreement within the next few weeks, until it is actually executed, no assurance can be given that it will be executed.

The Company invested approximately $52,000 into the Project Company at its formation in November 2009 and an additional $26,000 during the third quarter of 2010. As previously disclosed, additional cash investments of approximately $144,950 and $459,550 were planned to be made by the Company into Omagine LLC bringing the Company's total aggregate investment into Omagine LLC to approximately $656,500. The Company's percentage ownership of Omagine LLC will however probably increase as a result of the absence of the Fund as a stockholder and the ongoing negotiations with RCA and, in such an event, the Company's total aggregate investment into Omagine LLC shall eventually increase proportionately to its increased ownership percentage. Such increase, if any, is not expected to present any funding difficulty for the Company.

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first sign the Development Agreement. Although this process has often been delayed to date, the fact that the DA has now been approved by both the Ministry of Tourism and the Ministry of Finance is viewed by management as tantamount to full Government approval and management and the Founder Shareholders remain confident that attainment of the ultimate objective of signing the Development Agreement with the Government is now imminent - although the precise date for such signing is not possible to predict at this time. Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

Subsequent to the Shareholders' Agreement being signed, the financial results of Omagine LLC will be consolidated with the financial results of the Company in such manner as to reflect the Company's majority percentage ownership of Omagine LLC. The Company is expected therefore to experience a significant increase in net worth on a consolidated basis on or shortly after the Financing Agreement Date when the approximately $77.3

                              (26)
million investment by the New Shareholders' is recorded as capital on Omagine LLC's financial statements.

The capital of Omagine LLC as well as bank borrowings, Mezzanine Financing and proceeds from the sales by Omagine LLC of residential and commercial properties will be utilized by it to develop the Omagine Project. Omagine LLC's ongoing financial results will be consolidated with the Company's results as appropriate.

As presently contemplated, Bank Muscat, Oman's largest financial institution, will be engaged by Omagine LLC as a financial advisor to assist in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. The agreement, providing for Bank Muscat to be a financial advisor to Omagine LLC and to, among other things, arrange for the Construction Financing, is presently expected to be negotiated subsequent to the signing of the DA and it will be subject to the approval of the Omagine LLC shareholders.

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased somewhat, the project financing environment in Oman remains more cautious and challenging than before the crisis. Management remains in contact with Bank Muscat and other regional and international financial institutions on a regular basis regarding the financing of the Omagine Project and management remains confident that it will be able to arrange the necessary project financing for the Omagine Project. Management and the Project Company's prospective Omani and international bankers and the New Shareholders are of the opinion that the recent financial market turmoil is expected to increase the Project Company's cost of borrowing but otherwise have no material effect or impact on the Omagine Project. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing remain somewhat volatile and no accurate projections for such costs, selling prices or market absorption rates can be made at this time.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of

                              (27)
construction costs become proportionately more accurate. The Company presently expects, based on present assumptions of its updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. The Company also presently expects, based on present assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their 2007/2008 peaks, they will still be greater than that which the Company had previously budgeted in 2006.

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

5. The Deputy Managing Director shall be Mr. Sam Hamdan.

The Company's updated financial model presently forecasts net positive cash flows for Omagine LLC in excess of $1 billion dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the project in excess of $500 million dollars. The Company intends to continually update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby

                              (28)

Dubai or other countries, it did experience some negative effects, slowdowns and volatility. Raw material and labor prices initially dropped dramatically and are now experiencing a recovery. Recent sales prices for housing in other integrated tourism projects are stabilizing and, in the Muscat area of Oman, the inventory of unsold housing in the secondary (re-sale) market has dropped dramatically in the past year which some market observers see as an important indicator of pent-up future demand. The market absorption rates for new residential housing is presently tepid but some market observers and real estate agents expect a resurgence in 2011 as existing pent-up demand is unleashed and buyers' caution resulting from the 2008-2009 financial crisis ameliorates. Assuming the DA is signed at the end of 2010, the Project Company would not begin offering residential units for sale until approximately the first quarter of 2012. Management cautions however that investors should not place undue reliance on the aforementioned financial model projections or estimates by market observers as all such projections, estimates and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized or that the estimates or forecasts will prove to be accurate. Potential investors are cautioned not to place undue reliance on any such forward- looking statement or forecast, which speaks only as of the date hereof.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized by the Project Company's financial advisors in their discussions with banks and other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirements for bank financing of the Construction Costs is expected to be reduced by its ability to pre-sell residence units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences.

                              (29)

The sale of residential and commercial properties combined with the increase over the last several years in the value of the land constituting the Omagine Site, are the main revenue drivers supporting the Project Company's financial projections. The Development Agreement has evolved over the years and as presently contemplated and agreed allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on one-half of the land within the Omagine Site (approximately six hundred thousand square meters equal to approximately 150 acres). The freehold title to the land within the Omagine Site underlying such residences or commercial properties shall be transferred to the buyer at the closing of such sales transactions. The balance of the Omagine Site will consist of open areas consisting of, among other things, roads, walkways, beaches, recreational areas and green areas.

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

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement or Shareholders' Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject

                              (30)
to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's, and therefore the Company's, actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Omagine's website is www.omagine.com and a dedicated investor relations hub for Omagine and the Omagine Project may be found at www.agoracom.com/IR/Omagine.



RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2010 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company had no revenue in the third quarters of 2010 and 2009.

Selling, general and administrative expenses were $315,802 in the third quarter of 2010,compared to $251,156 in the third quarter of 2009. This increase of $64,646 (26%) was primarily attributable to increased consulting fees of $17,698 and increased travel expense of $44,107 plus other net increases in expenses of $2,841.

The Company incurred an operating loss of $315,802 during the third quarter of 2010 as compared to an operating loss of $251,156 during the same period in the previous fiscal year. This $64,646 (26%) increase in the Company's operating loss is attributable to the increases in general and administrative costs mentioned above.

The Company will need to generate revenue in order to attain

                              (31)
profitability. The present nature of the Company's business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended September 30, 2010. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2010 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company had no revenue for the nine month periods ended
September 30, 2010 and September 30, 2009.

Selling, General and Administrative expenses were $915,791 during the first nine months of 2010 compared to $799,644 in the first nine months of 2009. This increase of $116,147 (15%) was primarily attributable to increases in legal fees of $17,107, consulting fees of $18,748, stockholder relations expenses of $26,673, travel expense of $51,724 and other net increases in expenses of $1,895.

The Company incurred a loss from operations of $915,791
during the first nine months of 2010 as compared to $799,644 in the first nine months of 2009. This $116,147 (15%) increase in the Company's operating loss was attributable to the increased Selling, General and Administrative expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net loss for the nine months ended September 30, 2010 was $940,987. During the nine months ended September 30, 2010, the Company experienced an increase in cash of $54,079. At September 30, 2010, the Company had a working capital deficit of $1,213,620, compared to a working capital deficit of $978,251 at

                              (32)

December 31, 2009. The $235,369 increased deficit in working capital is attributable primarily to the $54,079 increase in cash, offset by an increase in notes payable and accrued interest of $196,163, an increase in accounts payable of $9,205, an increase in accrued payroll of $67,500 and an increase in accrued expenses and other current liabilities of $16,639. Of the $1,424,920 of current liabilities at September 30, 2010, $794,759 (56%) represents amounts due to officers and directors.

The failure of the Company to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock ("Shares") to YA ("Sales") at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000) in the aggregate. YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make Sales available to it pursuant to the SEDA and the SEC has declared such Registration Statement to be effective as of June 7, 2010. An aggregate of $4,195,000 remains available under the SEDA. The SEDA expires on April 30, 2011. All sales of Shares pursuant to the SEDA shall be made at the sole discretion of the Company.



                              (33)

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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the third quarter of fiscal 2010 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The product enables the Company to document and assess the design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The Company pays an annual fee for unlimited access to the web-based platform (the "Agreement"). The Agreement automatically renews each February

                              (34)
for subsequent one year periods, unless the Company notifies the software supplier of its intention not to renew such Agreement.

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



ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued an aggregate of 299,769 restricted shares of its $0.001 par value Common Stock to three accredited investors pursuant to Subscription Agreements.

During the three months ended September 30, 2010 the Company sold four convertible promissory notes ("Convertible Notes") to four accredited investors for gross proceeds of $175,000. The Company executed a Convertible Note with each note purchaser. The Convertible Notes will pay interest at a rate of 10% per annum, will mature one year after their date of issuance and principal and accrued interest are optionally convertible into shares of the Company's $0.001 par value Common Stock at a conversion price of $2.50 per share at any time prior to repayment, at the election of the note holder. In the aggregate, the Convertible Notes may be converted into up to 70,000 shares

                              (35)
of our Common Stock, excluding accrued interest which may also be converted into shares of our Common Stock.

The above sales of shares of our restricted Common Stock and of Convertible Notes were made in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933 as amended (the "Act"), and under similar exemptions afforded under the laws of various states only to "accredited investors" as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. The Company obtained representations and warranties from the purchasers in their Subscription Agreements and Convertible Notes to support the Company's reliance on this exemption.

The Company intends to use the proceeds from the abovementioned sales of restricted stock and Convertible Notes for working capital, operating expenses and general corporate purposes.

The following table provides the detail for each of the abovementioned restricted stock sales for the three months ended
September 30, 2010:


                Sales of Unregistered Securities
                July 1, 2010 - September 30, 2010
                ---------------------------------




Sale Date     Number of
            Common Shares   Price Per     Sale           Sale
               Sold         Share        Amount          Type

7/08/2010    188,679        $ 0.53      $ 100,000        Cash
7/23/2010     82,305        $ 1.215     $ 100,000        *
7/28/2010     28,785        $ 1.737     $  50,000        Cash
             -------                    ---------
Total        299,769                    $ 250,000

* - In payment of salary payable.

                              (36)

ITEM 6.    Exhibits



           Exhibits numbered in accordance with Item 601 of Regulation S-K

Exhibit
Numbers                Description
-------                -----------

3 (i) a Restated Certificate of Incorporation of the Company (2)

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

(2) Previously filed with the Securities and Exchange Commission on July 20, 2010 as an exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.









                              (37)

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: November 18, 2010            OMAGINE, INC.
                                    (Registrant)

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