Form 10-K
period 2010-12-31
Omagine, Inc.
filed 2011-04-15
CIK 820600

                         UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010
                            -----------------

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

                                (1)

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

Large accelerated filer[ ]                  Accelerated filer[ ]

Non-accelerated filer  [ ]          Smaller reporting company[x]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

On December 30, 2009, as previously disclosed, the Registrant effected a 100-for-1 reverse split of its Common Stock immediately followed by a 1-for-20 forward split (the "Stock
Splits"). The financial statements contained herein give retroactive effect to the Stock Splits.

The aggregate market value of the 8,428,804 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2010, the last day of the Registrant's most recently completed second quarter, was $4,846,562. (SEE: "Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of April 15, 2011, the Registrant had outstanding 12,401,950 shares of Common Stock, par value $.001 per share ("Common
Stock").
                               (2)

Documents Incorporated By Reference
-----------------------------------

The Index to Exhibits appears on page 63.

                         Omagine, Inc.
        Table of Contents to Annual Report on Form 10-K
              Fiscal Year Ended December 31, 2010
                                                          Page
                                                          ----
      Forward-Looking Statements                             4

                            Part I

        Item 1.    Business                                  5

        Item 2.    Properties                               29

        Item 3.    Legal Proceedings                        29

        Item 4.    Submission of Matters to a Vote
                     of Security Holders                    29

                          Part II

        Item 5.    Market for Registrant's Common Equity,
                     Related Stockholder Matters and
                     Issuer Purchases of Equity Securities  29

        Item 6.    Selected Financial Data                  34

        Item 7.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          34

        Item 8.    Financial Statements and Supplementary
                     Data                                   42

        Item 9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                   42

        Item 9A.   Controls and Procedures                  42

                                (3)

        Item 9B.   Other Information                        43

                          Part III

        Item 10.   Directors, Executive Officers and
                     Corporate Governance                   43

        Item 11.   Executive Compensation                   48

        Item 12.   Security Ownership of Certain
                      Beneficial Owners and Management
                      and Related Stockholder Matters       59

        Item 13.   Certain Relationships and Related
                      Transactions and Director
                      Independence                          60


        Item 14.   Principal Accountant Fees and Services   62

                          PART IV

        Item 15.   Exhibits, Financial Statement Schedules  63



Forward-Looking Statements
--------------------------

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed

                                (4)
herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                             PART I
                             ------

Item 1.     Business.
-------     ---------

Introduction
------------
Omagine, Inc. ("Registrant" or "Omagine, Inc.") is the successor to Alfa International Corp. which was incorporated in New Jersey in 1978. In October 2004 the Registrant changed its corporate domicile from New Jersey to Delaware and in June 2007 the Registrant changed its corporate name to Omagine, Inc.

In November 2009 Omagine, Inc. formed Omagine LLC, an Omani limited liability company, as its wholly owned subsidiary in Oman.

Omagine, Inc. is a holding company which conducts substantially all its operations through its wholly-owned subsidiaries, Journey of Light, Inc., a New York corporation ("JOL") and Omagine LLC, an Omani corporation ("Omagine LLC"). JOL and Omagine LLC are engaged primarily in the business of real estate development in the Sultanate of Oman ("Oman"). Omagine, Inc., JOL and Omagine LLC are sometimes collectively referred to herein as the "Company".

                                (5)

The Company plans to continue its focus on real estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real estate development projects, primarily in the Middle East and North Africa (the "MENA Region").

Omagine, Inc. presently concentrates its efforts on the development of the business of Omagine LLC. (See: "Management's
Discussion and Analysis of Financial Condition and Results of
Operations").

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 1103, New York, NY 10118, and its telephone number is 212-563-4141. The Company also leases a warehouse in Jersey City, New Jersey. Omagine LLC leases an office in Muscat, Oman. All facilities are leased from unaffiliated third parties.


Products, Services, Marketing and Distribution
----------------------------------------------
The Omagine Project
-------------------

The Company is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman").

The Company has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the "Omagine Project") to be developed by Omagine LLC in Oman. Omagine LLC was formed in Oman as a limited liability company on November 23, 2009 for the purpose of designing, developing, owning and operating the Omagine Project.

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and
                                (6)
restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four-star resort hotel and possibly an additional three or four-star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and more than two thousand residences to be developed for sale.

Significant commercial, retail, entertainment and hospitality elements are also included in the Omagine Project which is expected to take more than five years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex ("ITC"). Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to Omagine
LLC designating the Omagine Project as an ITC and as such, Omagine LLC will be permitted to sell the freehold title to land and residential properties which are developed on the Omagine Site to any person, including any non-Omani person.

The Development Agreement
-------------------------

The contract between the Government and Omagine LLC which will govern the Government's and Omagine LLC's rights and obligations with respect to the Omagine Project is the "Development
Agreement" (the "DA").

On June 9, 2010 the Ministry of Tourism of the Sultanate of Oman
("MOT") approved the proposed Development Agreement between the Government and Omagine LLC. In October 2010 the proposed
Development Agreement was approved by the Ministry of Finance of the Sultanate of Oman ("MOF").

The final step in the Government approval process is the review of the DA by the Ministry of Legal Affairs ("MOLA"). Omagine LLC and its attorneys have now received from the MOT the comments made by MOLA to MOT on the DA. Omagine LLC has responded to MOT regarding the MOLA comments. MOT has now informed Omagine LLC in writing (the "MOT Transmittal") that all matters are now finalized and has requested that we provide MOT with a final

                                (7)
version of the DA so that MOT and Omagine LLC may proceed with the execution of the DA. On March 30, 2011 in response to the MOT Transmittal, Omagine LLC's attorneys sent the final version of the DA (the "Final DA") to the MOT.

While, management presently expects that the Final DA will in fact be final, management cautions that (i) some of the language in the MOT Transmittal was vague, and (ii) the MOT Transmittal sought at the last minute to reopen long-ago agreed and approved matters and the reopening of these previously agreed and approved matters was rejected by Omagine LLC.

The Company's prior quarterly, annual and current reports filed with the SEC have exhaustively detailed the many delays experienced to date in our efforts to get the DA signed with the Government of Oman. The narrative of those delays is available in such reports and need not be repeated here. Ironically however, a sober assessment of those delays now indicates that, although the delays were not of our making - they have most probably worked to the benefit of Omagine LLC and the Company.

Had Omagine LLC signed the DA in 2008 or 2009, in hindsight it now seems clear that the downturn in the local real-estate market resulting from the worldwide financial crisis would most probably have had a negative effect on Omagine LLC's projected sales revenue. Currently, the real estate market in the Muscat area is experiencing a slow but steady recovery. Although we did not plan it this way, management is presently of the opinion that paradoxically, the prospects for Omagine LLC and the Company, as well as for the Omagine Project and all of the Company's shareholders, have been enhanced by the delays encountered in signing the DA.

The date of signing the Development Agreement is entirely in the hands of the Government but management anticipates that the DA will be signed shortly after the registration with the Ministry of Commerce of Oman of the ownership positions of the Omagine LLC shareholders (the "Registration"). The Registration is a necessary condition precedent to the signing of the DA.

In spite of the extraordinary delays to date, the Company believes that the Government is now eager to conclude and sign the DA as soon as possible. We are presently awaiting the MOT's response to the Final DA.

                                (8)

The Shareholder Agreement
-------------------------

The Office of Royal Court Affairs ("RCA"), is an Omani organization representing the personal interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman. Consolidated Contractors International Company, SAL, ("CCIC") is a Lebanese multi-national company headquartered in Athens, Greece. CCIC has five (5) billion dollars in annual revenue, one hundred fifty thousand (150,000) employees worldwide, and operating subsidiaries in, among other places, every country in the MENA Region. Consolidated Contracting Company S.A. ("CCC-Panama") is a wholly owned subsidiary of CCIC and is its investment arm. Consolidated Contractors (Oman) Company LLC, ("CCC-Oman") is an Omani limited liability company and is CCIC's operating subsidiary in Oman.

As previously reported, CCC-Panama and Omagine, Inc. each signed a subscription agreement and a shareholder agreement with respect to Omagine LLC on December 18, 2010 (the "December 2010 Agreements"). Pursuant to the terms of the December 2010 Agreements, CCC-Panama agreed to invest 19,010,000 Omani Rials (approximately $49.5 million U.S. Dollars) into Omagine LLC in exchange for fifteen percent (15%) of the capital stock of Omagine LLC and Omagine, Inc. agreed to invest 275,000 Omani Rials (approximately $715 thousand U.S. Dollars) into Omagine LLC in exchange for fifty-five percent (55%) of the capital stock of Omagine LLC.

The December 2010 Agreements also contemplated that RCA would provide the land for the Omagine Site to Omagine LLC and invest 7,678,125 Omani Rials (approximately $20 million U.S. Dollars) into Omagine LLC in exchange for twenty five percent (25%) of the capital stock of Omagine LLC and that another Omani limited liability company (the "Second Omani Investor") would invest 3,071,250 Omani Rials (approximately $8 million U.S. Dollars) [the "Second Omani Investment Amount"] into Omagine LLC in exchange for five percent (5%) of the capital stock of Omagine LLC.

Pursuant to Omani law and as previously reported, an Omani company having a majority foreign ownership (such as Omagine
LLC) must have a minimum of 30% Omani ownership. The

                                (9)
abovementioned 5% was offered to the Second Omani Investor solely to insure that Omagine LLC met this legal requirement. However, since the passage and ratification of the U.S. Oman Free Trade Agreement ("FTA"), this 30% Omani ownership rule no longer applies to majority foreign owned Omani companies where the foreign owner is a U.S. person (such as Omagine LLC).

In our discussions and negotiations subsequent to the December 2010 Agreements it was agreed that the Second Omani Investor would not be a shareholder of Omagine LLC. Although the FTA obviated the need for a Second Omani Investor, management - in an abundance of caution and to eliminate any further discussion or delay with the Government - requested CCIC (and CCIC agreed) to divide their 15% ownership in Omagine LLC as follows: 10% for CCC-Panama and 5% for CCC-Oman (which is an Omani corporate person) thereby continuing to meet the Omani legal requirement for 30% Omani ownership even though such requirement no longer existed for Omagine LLC.

Management presently believes that subsequent to the signing of the DA Omagine LLC will be able to sell a percentage of its equity to one or more third party investors for an amount in excess of the per share investment amount represented by the Second Omani Investment Amount.

Extensive discussions and negotiations among the 3 new Omagine LLC investors (the "New Shareholders") and their respective attorneys and Omagine, Inc. and its attorneys took place between January 2011 and the date of this report. The New Shareholders are (i) RCA, (ii) CCC-Panama and (iii) CCC-Oman. A written agreement (the "Shareholder Agreement") has now been verbally agreed by the New Shareholders and Omagine, Inc. The parties to the Shareholder Agreement are the New Shareholders and Omagine, Inc.

The Shareholder Agreement is not a legally binding agreement until it is signed by all the parties and management presently expects that the Shareholder Agreement will be signed by it and the New Shareholders shortly after the date of this report. The following discussion and all references in this report to "the Shareholder Agreement" assumes that the Shareholder Agreement will be signed by all the parties thereto. Notwithstanding the foregoing sentence or any reference in this report to the Shareholder Agreement, no assurance can be given at the present

                                (10)
time that the Shareholder Agreement will actually be signed by the parties thereto.

The Shareholder Agreement modifies the December 2010 Agreements and, after it is signed by the parties, it will supersede and replace both the December 2010 Agreements and all other prior agreements or memoranda of understanding between or among any party and Omagine LLC or the Company with respect to investment in and ownership of Omagine LLC.

Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. will reduce its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC will sell newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc.

The December 2010 Agreements and previous disclosures by the Registrant had defined the "Financing Agreement Date" as the day upon which Bank Muscat and/or other lenders deliver to Omagine LLC a written term sheet. The Shareholder Agreement now defines the "Financing Agreement Date" as the day upon which Omagine LLC and an investment fund, lender or other person first execute and deliver a legally binding financing agreement. The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA.

The December 2010 Agreements and previous disclosures by the Registrant indicated that (i) CCIC would fund the bulk of its investment amount on or shortly after the Financing Agreement Date, and (ii) RCA and the Second Omani Investor would fund the bulk of their respective investment amounts by subscribing for convertible notes to be issued by Omagine LLC and that 75% of the principal amount of such notes would be paid to Omagine LLC prior to the Financing Agreement Date. The Shareholder Agreement will eliminate the Second Omani Investor and the notes and specifies that RCA will fund the bulk of its investment on or shortly after the Financing Agreement Date in an identical manner as CCC-Panama and CCC-Oman will fund their respective investments.

The December 2010 Agreements and previous disclosures by the Registrant indicated that Omagine, Inc. and JOL would ultimately invest a total of 275,000 Omani Rials (approximately $715 thousand U.S. Dollars) into Omagine LLC in 3 tranches, the

                                (11)
result of which would be that Omagine, Inc. would reduce its 100% ownership of the capital stock of Omagine LLC to 55%. The Shareholder Agreement now specifies that Omagine, Inc. and JOL will ultimately invest a total of 300,000 Omani Rials (approximately $780 thousand U.S. Dollars) into Omagine LLC in 3 tranches, the result of which will be that Omagine, Inc. will reduce its 100% ownership of the capital stock of Omagine LLC to 60%. The Shareholder Agreement also specifies that the Omagine LLC shares presently owned by JOL will be transferred to Omagine, Inc.

The cash investment amounts by RCA and CCIC as specified in the Shareholder Agreement remain the same as specified in the December 2010 Agreements and previous disclosures except that the CCIC investment amount is now divided between CCC-Panama and CCC-Oman. The Shareholder Agreement also recognizes the payment-in-kind ("PIK") capital contribution to be made by RCA to Omagine LLC represented by the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the Government for the specific purpose of developing it into the Omagine Project. The value of the PIK will be determined at a later date by a professional valuation expert and in accordance with Omani law and with the concurrence of Omagine LLC's independent auditor.

The Pre-Development Expense Amount (estimated at approximately nine (9) million U.S. dollars) is the amount of expenses incurred by the Company prior to the signing of the DA with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project, and with respect to the negotiation and conclusion of the Development Agreement with the Government.

The Shareholder Agreement now defines the "Draw Date" as the date upon which Omagine LLC receives the first amount of debt financing pursuant to a legally binding financing agreement. The December 2010 Agreements and previous disclosures by the Registrant indicated that a portion of the Pre-Development Expense Amount equal to Omagine, Inc.'s required 3rd tranche investment into Omagine LLC (the "OMAG Final Investment") would be paid to Omagine, Inc. prior to the Financing Agreement Date (the "Partial Payment") and that such Partial Payment would be immediately re-invested by Omagine, Inc. into Omagine LLC to

                                (12)
make the OMAG Final Investment. The Shareholder Agreement now specifies that the Pre-Development Expense Amount will be paid to Omagine, Inc. as follows: (i) fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. on or within ten (10) Days after the Draw Date, and (ii) the remaining fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. in five equal annual installments beginning on the first anniversary of the Draw Date.

The Shareholder Agreement further specifies that in addition to the Pre-Development Expense Amount, a "success fee" of ten (10) million U.S. dollars will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) Days after the Draw Date.

The final percentage ownership result as specified in the Shareholder Agreement is as follows:

Omagine, Inc.    60%
RCA              25%
CCC-Panama       10%
CCC-Oman          5%

and subsequent to the cash investments into Omagine LLC being made by the above shareholders, the capital of Omagine LLC (exclusive of any capital increase resulting from the valuation of the PIK) will be 26,988,125 Omani Rials (approximately $70 million U.S. dollars).

All proceeds from the sales of capital stock to the New Shareholders and to Omagine, Inc. will belong to Omagine LLC. None of the New Shareholders are affiliates of the Company. The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of Omagine LLC.

As required by Omani law, Omagine LLC will complete the Registration as promptly as possible after the Shareholder
Agreement is signed by all the parties. The Registration is a straightforward non-controversial process and is expected to be completed in a timely manner.

Pursuant to the terms of the Shareholder Agreement as presently agreed:

                                (13)

1. the New Shareholders (RCA, CCC-Panama and CCC-Oman) will subscribe for and purchase an aggregate of 40% of the capital stock of Omagine LLC for an aggregate cash investment into Omagine LLC of 26,688,125 Omani Rials (approximately (69,389,125 U.S. dollars) of which 60,000 Omani Rials (approximately (156,000 U.S. dollars) will be invested before the DA is signed and 26,628,125 Omani Rials (approximately (69,233,125 U.S. dollars) will be invested on shortly after the Financing Agreement Date, and

2. Omagine, Inc. will own 60% of Omagine LLC and Omagine, Inc.'s aggregate cash investment into Omagine LLC will be 300,000 Omani Rials (approximately 780,000 U.S. dollars) of which:
(i) 20,000 Omani Rials (approximately 52,000 U.S. dollars) was invested by Omagine, Inc. in November 2009 to organize Omagine LLC; and
(ii) 70,000 Omani Rials (approximately 182,000 U.S. dollars) will be invested by Omagine, Inc. before the DA is signed. $162,500 of the foregoing $182,000 was invested by Omagine, Inc. during the fourth quarter of 2010 leaving a balance of 7,500 Omani Rials or $19,500 to be invested by Omagine, Inc. before the DA is signed; and
(iii) the OMAG Final Investment of 210,000 Omani Rials (approximately 546,000 U.S. dollars) will be invested by Omagine, Inc. after the DA is signed but before the Financing Agreement Date.

All of the aforementioned investment amounts and ownership percentages were negotiated in arms-length transactions between Omagine LLC and the New Shareholders by Omagine, Inc. management on behalf of Omagine LLC.

The Shareholders' Agreement specifies that Omagine LLC will have approximately $70 million of capital represented by cash investments by Omagine, Inc. and the New Shareholders. Although it remains uncertain as of the date hereof Omagine LLC may also have a yet to be determined amount of additional capital resulting from RCA's payment-in-kind to Omagine LLC.


                               (14)

The Oman Integrated Tourism Projects Fund (the "Fund") is an investment fund managed by Bank Muscat. Omagine LLC has held discussions with the Fund and Bank Muscat and may enter into an agreement subsequent to the signing of the DA whereby the Fund provides subordinate debt financing ("Mezzanine Financing") to Omagine LLC. Bank Muscat has informed Omagine LLC that the Fund will deliver a term sheet with respect to the provision of such Mezzanine Financing to Omagine LLC. The term sheet is expected to be received subsequent to the signing of the DA.

As mentioned above, pursuant to the provisions of the Shareholder Agreement, the total amount of cash investment into Omagine LLC by Omagine, Inc. and the New Shareholders will be approximately $70 million (the "Capital Infusion") and although Omagine, Inc. will invest $546,000 of that Capital Infusion before the Financing Agreement Date, the vast proportion of such Capital Infusion ($69,233,125) will not be invested by the New Shareholders until the Financing Agreement Date.

As a result of this change from the December 2010 Agreements therefore it is no longer accurate to state, as previously disclosed by the Registrant, that Omagine LLC will have the immediate financial capacity to begin the design and development activities for the Omagine Project immediately after the Development Agreement is signed. While Omagine LLC will continue to have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if it wishes to begin the extensive design and development activities previously planned and disclosed it will now have to sell additional equity or raise additional alternative financing. Otherwise it will have to postpone such extensive design and development activities until the Financing Agreement Date occurs.

Management presently intends to pursue the sale of a percentage of Omagine LLC's equity to one or more third party investors as soon as reasonably possible subsequent to the signing of the DA. With the Shareholder Agreement and the Development Agreement signed, management presently believes it can maintain Omagine, Inc.'s majority control of Omagine LLC while successfully selling such Omagine LLC equity to new investors.



                               (15)

Consolidated Contractors International Company, S.A.L. ("CCIC") is a 50 year old Lebanese multi-national corporation headquartered in Athens, Greece whose main activities involve general building and contracting services. CCIC employs approximately 150,000 people worldwide, has annual revenue of approximately $5 billion and operations in, among other places, all the countries in the MENA Region.

Consolidated Contracting Company S.A., a Panamanian corporation
("CCC-Panama") is a wholly owned subsidiary of CCIC and is the investment arm of CCIC.

Consolidated Contractors Company (Oman), LLC, an Omani limited liability company ("CCC-Oman") is a construction company with approximately 13,000 employees in Oman and is CCIC's operating subsidiary in Oman.

Pursuant to the Shareholders Agreement, CCC-Panama and CCC-Oman will invest an aggregate of 19,010,000 Omani Rials (equivalent to $49.4 million) into Omagine LLC and CCC-Oman will (subject to the approval of all the shareholders of Omagine LLC) be appointed as the general contractor for the construction of the Omagine Project. The investments by CCC-Panama and CCC-Oman will be contingent only upon the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as such general contractor.

Omagine, Inc. invested 20,000 Omani Rials, (equivalent to $52,000) into Omagine LLC at its formation in November 2009 and an additional 62,500 Omani Rials (equivalent to $162,385) during the fourth quarter of 2010. Pursuant to the Shareholder Agreement, Omagine, Inc. will make additional capital investments into Omagine LLC of (i) 7,500 Omani Rials (equivalent to $19,500) prior to the signing of the DA and (ii) 210,000 Omani Rials (equivalent to $546,000) [the "OMAG Final Investment"] prior to the Financing Agreement Date. As previously disclosed by the Registrant, the December 2010 Agreements provided that a portion of the Pre-Development Expense Amount equal to the OMAG Final Investment would be paid to Omagine, Inc. by Omagine LLC before Omagine, Inc. would be required to make the OMAG Final Investment. This provision has now been eliminated in the Shareholder Agreement and the prior disclosure is no longer an accurate statement. As a result of

                               (16)
this change from the December 2010 Agreements therefore, Omagine, Inc. will not receive any advance partial payment of the Pre-Development Expense Amount before it is required to make the OMAG Final Investment of 210,000 Omani Rials (equivalent to $546,000). Omagine, Inc. will however, as provided for in the Shareholder Agreement, receive payment in full of the Pre-Development Expense Amount and the "success fee" as noted above.

The Shareholder Agreement provides that Omagine LLC shall, subject to the approval of the Omagine LLC shareholders hire Michael Baker Corp. ("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the Department of Defense and several state governments. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker's future involvement with Omagine LLC. In March 2011 the President and CEO of Baker and a Vice-President met with the Company's president in Oman.

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

The Company is in the final selection process for interpretive designers and entertainment content and visitor experience designers to be hired by Omagine LLC. The candidates have been narrowed to a short list of professional companies. One or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform the Company's high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering physical, emotional and intellectual interactions. Each of the prospective candidates has serviced a diverse client base, including theme parks,

                               (17)
museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

In order to move into the actual design and development stage of the Omagine Project, Omagine, Inc. and the New Shareholders must first sign the Shareholder Agreement and Omagine LLC and the Government must then sign the Development Agreement. While this process has been delayed to date, management remains confident that the Shareholder Agreement will be signed by it and the New Shareholders shortly after the date of this report and although the precise date for the signing of the DA is not possible to predict at this time, management presently believes that attainment of the ultimate objective of signing the Development Agreement with the Government is imminent.

Notwithstanding the foregoing, no assurance can be given at this time that either the Shareholder Agreement or the Development
Agreement actually will be signed.

Some of the Omagine, Inc. shareholders have contacted us and expressed the concern that the current tension and unrest in the MENA Region, both external and internal to Oman, have had a negative effect on the Omagine Project or have caused a delay in the closing process for the Omagine Project. Management is very firmly of the opinion that this has not been the case, nor does it believe that moving forward, it will be the case. During the past 60 days of Middle East headline news about unrest in the MENA Region, Omagine LLC has been fully engaged in (i) revising and concluding the Shareholder Agreement with RCA and the New Shareholders, and (ii) concluding the MOLA comments on the DA with MOT. As of the date of this report, management believes that the only remaining tasks before signing the DA are (i) signing the Shareholder Agreement, and (ii) the Registration.

Other Arab countries are experiencing mass discontent with the rule of their heads of state, in some cases being met with violent pushback to the demonstrations in those countries. Oman, on the contrary, is one of the most progressive Arab states in the region. It is politically and economically stable and is ruled by a man - Sultan Qaboos - who is loved and admired by his people, the majority of whom from all reports, view him as very wise and benevolent. The Sultan and Oman are greatly respected

                               (18)
and appreciated by foreign governments, including, notably - the U.S. and the U.K. - for Oman's moderation and peace-loving foreign policy. Management has decades of experience in the Middle East and while we are not experts in these matters, it is management's opinion that the Company could not find a more politically stable, economically diverse, welcoming, and free country in which to do business in the Middle East.

His Majesty, the Sultan has recently made changes in various ministries in the Government, including appointing a new Minister of Tourism to fill the vacancy caused by the recent passing of the former Minister of Tourism. Management does not believe that such changes will have an adverse effect on Omagine LLC or on the Omagine Project.

The financial results of Omagine LLC will be consolidated into the financial results of the Company in accordance with accounting principles generally accepted in the United States. As a result of its proposed 60% ownership of Omagine LLC, the Company is therefore expected to experience an increase in net worth on a consolidated basis of approximately $42 million on or shortly after the Financing Agreement Date when, pursuant to the terms of the Shareholder Agreement, the approximately $70 million investment by the New Shareholders will be recorded as capital on Omagine LLC's financial statements.

The capital of Omagine LLC as well as bank borrowings and Mezzanine Financing, if any, and proceeds from the sales by Omagine LLC of (i) additional equity stakes and (ii) residential and commercial properties, are expected to be utilized by Omagine LLC to develop the Omagine Project. Omagine LLC's ongoing financial results will be consolidated with the Company's results as appropriate for as long as Omagine, Inc.
remains a shareholder of Omagine LLC.

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required.

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the project financing

                               (19)
environment in Oman remains more cautious and challenging than before the crisis. Management is in contact on a regular basis with Bank Muscat and other MENA Region and international financial institutions regarding the financing of the Omagine Project and presently management is cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdown and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants expect that price stabilization followed by a recovery in both transaction volume and pricing is expected to occur during 2011 and 2012. Should this recovery in fact occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC's present plans contemplate a year of intensive design and planning activities followed by the launch in the second half of 2012 of residential and commercial sales at the Omagine Project.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction costs have and will become proportionately more accurate. The Company presently expects, based on present assumptions of Omagine LLC's updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on present assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices will be greater during the Omagine Project's 2012 sales launch than that which is presently budgeted in Omagine LLC's financial model.


                               (20)

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Omagine LLC's financial model is frequently updated, modified and adjusted in order to capture what management believes are present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recent probable case scenario forecasts net positive cash flows for Omagine LLC in excess of $1 billion dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project in excess of $500 million dollars. Management believes this is a conservative forecast. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require.

The sale of residential and commercial properties combined with the increase over the last several years in the value of the land constituting the Omagine Site, are the main revenue drivers supporting Omagine LLC's financial projections.

Management cautions that investors should not place undue reliance on the aforementioned financial model projections or on estimates by market participants mentioned herein as all such projections, estimates and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized or that the estimates or forecasts will prove to be accurate. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat

                               (21)
area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. The market absorption rates (number of market transactions) for new residential housing is presently tepid but some market observers and real estate agents expect a resurgence during 2011 with others expecting it in 2012 as existing pent-up demand is unleashed and buyers' caution ameliorates. Assuming the DA is signed in the first half of 2011, Omagine LLC would not begin offering residential units for sale until approximately the second half of 2012.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized by Omagine LLC's financial advisors in their discussions with banks and other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such residences. Recent trends in the local market however have indicated a reduced consumer appetite for such pre-sales as some buyers are demanding a finished product before entering into sales contracts with developers.

The Development Agreement as presently contemplated and agreed, allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences or commercial properties shall be transferred to the buyer at the closing of such sales transactions.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project,
(ii) negotiating the outlines of initial contracts with the major vendors, contractors and financial institutions proposed to be involved in the Omagine Project, (iii) arranging the appropriate and required legal, accounting, tax and other

                               (22)
professional services both in Oman and the U.S., (iv) examining various tax structures, (v) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) subsequent to the Financial Closing Date, (vi) examining various other matters we believe will enhance shareholder value subsequent to the Financial Closing Date (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest shareholder relations efforts), and (vii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Shareholder Agreement or the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's, and therefore the Company's, actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements.

Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are

                                (23)
subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

The Company's website is www.omagine.com and a dedicated investor relations hub for Omagine, Inc. may be found at www.agoracom.com/IR/Omagine.

Competition:
------------

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than Omagine LLC presently possesses. Management believes that the Company's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its success to date in advancing the Omagine Project to its present status. Each of these consultants, some of whom depending upon future events may become employees of Omagine, Inc. and/or Omagine LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience designers; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the MENA Region.

Although several of Omagine LLC's competitors have well established businesses and brand reputations, management believes that Omagine LLC's advantages are (i) the uniqueness

                               (24)
of the Omagine Project is particularly attractive to the Government (ii) the Company's and Omagine LLC's senior management have established strong and trusting relationships with the relevant Government officials, and (iii) the Shareholder Agreement will demonstrate the serious investors and professionals that have been recruited to assist in the development of the Omagine Project. Company management believes Omagine LLC can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

Engineering, Design and Construction
------------------------------------
The Company does not presently own or directly operate any engineering, design or construction companies or facilities but the Company or Omagine LLC may, depending upon events, set up its own in-house design supervision team and/or enter into joint ventures with firms providing such services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are or will be the property of either Omagine, LLC or Omagine, Inc. (See: "Patents, Copyrights and Trademarks").

Marketing
---------
The Company has engaged in significant marketing, design, promotional and other activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these activities (the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is generally

                               (25)
associated with travel, consulting and professional fees, planning and feasibility studies, design, engineering and with similar such activities including preparing and making presentations to the Government of Oman.

Pursuant to the provisions of the Shareholder Agreement the Pre-
Development Expense Amount (presently estimated to be approximately nine million U.S. dollars ($9,000,000) will be reimbursed to Omagine, Inc. by Omagine LLC.

Manufacturing and Production
----------------------------

The Company does not engage in any manufacturing activities and as such does not maintain any inventory and has no present plans to do so.

Patents, Copyrights and Trademarks
----------------------------------

Omagine, Inc. has filed trademark applications with the United States Patent and Trademark Office ("USPTO") for the mark OMAGINE and six related marks (collectively, the "Marks"). Omagine, Inc. has also filed trademark applications for the Marks in Oman and Kuwait within the applicable time periods required.

The mark OMAGINE and three of the six related Marks have been issued Certificates of Registration from the USPTO and are now officially registered Marks in the United States.

The USPTO has issued a "Notice of Allowance" with respect to each of the remaining three related Marks and those applications will now be approved for registration upon the filing of a valid "Statement of Use" attesting that the respective Marks are in commercial use. Following acceptance of each Statement of Use by the USPTO each respective application will mature to full registration and will become a registered Mark in the United States.

Trademark applications for the OMAGINE Mark and eight related Marks were filed in Oman and all have now been issued Certificates of Registration in Oman. A trademark application for the OMAGINE Mark filed in Kuwait has been examined by the trademark office in that jurisdiction and no bar to its
                               (26)
registration there has been found. Omagine, Inc. awaits notice of the registration of the OMAGINE Mark in Kuwait. The Company's trademark attorneys continue to monitor the process which remains ongoing.

Government Regulation
---------------------

The Company expects that Omagine LLC will require several Omani governmental licenses, permits and approvals for its services and products during the development, construction and operation of the Omagine Project (collectively, "Licenses and Permits"). The obligation of the Government of Oman to issue all such Licenses and Permits as may be required is specifically detailed in the Development Agreement.

The Company does not anticipate any negative effects on its or Omagine LLC's business from any existing or probable Omani government laws or regulations. Omagine LLC will incur certain costs and sustain certain effects on its operations as a consequence of its compliance with Omani laws, including environmental laws, and regulations and all such costs and effects are expected to occur as part of the normal course of its business.

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

Omagine, Inc. was obligated under an employment agreement which expired on December 31, 2010 to pay its President and Chief Executive Officer an annual base salary of $125,000 plus an additional amount based on a combination of net sales and

                               (27)
earnings before taxes. The majority of salary payments due to this individual for the period between October 2004 and August 2007 and for the past two years was deferred and accrued. If the Development Agreement is signed Omagine, Inc. plans to enter into a new employment agreement with this individual in 2011, although the terms of such employment agreement have not yet been determined. (See "Directors, Executive Officers and Corporate Governance" and "Executive Compensation")

Omagine, Inc. was obligated to employ its Vice-President and Secretary under an employment agreement which has ended. A portion of the salary payments due to this individual for prior years and for the past two years was deferred and accrued. If the Development Agreement is signed Omagine, Inc. plans to enter into a new employment agreement with this individual. Although the terms of such employment agreement have not yet been determined such agreement is expected to recognize this individual's loyal service to the Company. (See "Directors, Executive Officers and Corporate Governance" and "Executive Compensation")

Consulting Agreement
--------------------

On March 19, 2007, Omagine, Inc. and Mr. Sam Hamdan ("Hamdan") executed a consulting agreement (the "Hamdan Agreement") wherein Hamdan agreed that (i) he will provide ongoing consulting services to the Company up until the Financing Agreement Date, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become Omagine, Inc.'s President and Chief Operating Officer subsequent to the Financing Agreement Date. Pursuant to the Hamdan Agreement, Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of its Common Stock at $1.25 per share (the "Hamdan Option"), exercisable ratably at 32,000 shares per year during the 5 year period beginning April 1, 2007.

The Hamdan Option is exercisable only if (i) the Hamdan
Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement has been amended to expire on December 31, 2011.

Mr. Hamdan is currently the Chairman and Chief Executive of The
Global Leadership Team, Inc. ("GLT") (www.gltweb.com) which is

                               (28)
headquartered in Birmingham, MI, with a branch office in Beirut, Lebanon. GLT is a professional services organization comprised of highly skilled visionaries, branding strategists, management consultants and thought leaders and it consults for many U.S. and Arab client companies. (See: Item 13. Certain Relationships and Related Transactions)

Mr. Hamdan was the chief strategist and founder of the U.S. Arab
Economic Forum and of the World Summit on Innovation and Entrepreneurship and has an extensive network of business, diplomatic and government contacts in the U.S., Europe and throughout the Arab world.

Item 2.     Properties.
-------     -----------

The Company maintains its corporate office at The Empire State Building, Suite 1103, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring February 28, 2013 and the Company also leases warehouse space in Jersey City, N.J. on a month to month basis. Omagine LLC leases office space in Muscat, Oman under a six month lease expiring June 30, 2011.

Item 3.      Legal Proceedings.
-------      ------------------

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

None.



                             PART II
                             -------

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securities.
-------     -----------------------------------------------

                               (29)

Common Stock
------------
The stock ticker symbol for the Registrant's Common Stock is "OMAG". On December 29, 2009, the shareholders of Omagine, Inc. voted to amend the Certificate of Incorporation of Omagine, Inc. to (i) effect a 1-for-100 reverse split ("Reverse Split"), and
(ii) immediately thereafter, effect a 20-for-1 forward split ("Forward Split") (collectively, the "Stock Splits"), (iii) establish 50 million as the number of shares of Common Stock that Omagine, Inc. shall be authorized to issue subsequent to the Forward Split, and (iv) authorize a rights offering. On February 9, 2010, Omagine, Inc. was notified by the Financial Industry Regulatory Authority that the necessary changes to reflect the Stock Splits would be effected in the market reporting of Omagine, Inc.'s Common Stock at the start of trading on February 10, 2010. For a period of twenty trading days beginning on February 10, 2010, Omagine, Inc.'s Common Stock traded under the symbol "OMAG", with the letter "D" added to the end of the trading symbol to indicate that the Stock Splits were reflected in the market reporting of Omagine, Inc.'s Common Stock. As of March 11, 2010 the symbol for the Omagine, Inc. Common Stock reverted to its previous symbol of "OMAG".

On September 17, 2009 the Board of Directors of Omagine, Inc. authorized and directed Omagine, Inc., subject to shareholder approval, (i) to execute the Reverse Split of the Omagine, Inc. Common Stock by issuing one (1) new share of Common Stock (a "Reversed Share") in exchange for each one hundred (100) shares of Common Stock held by any shareholder on the record date for such Reverse Split, (ii) to execute the Forward Split by issuing twenty (20) new shares of Common Stock in exchange for each one
(1) Reversed Share held by any shareholder on the record date for such Forward Split, (iii) not to issue any fractional shares of Common Stock ("Fractional Shares") which might be otherwise issuable pursuant to the Reverse Split, and (iv) in lieu of issuing any such Fractional Shares, to make a cash payment ("Payment") for such Fractional Shares to any shareholder who, but for the elimination of such Fractional Shares, would have held such Fractional Shares immediately subsequent to the Reverse Split. The Payment was equal to the number derived for any shareholder by multiplying (x) the fraction representing such shareholder's Fractional Shares, by (y) one hundred (100),

                               (30)
and then by (z) the average of the daily closing bid prices for a share of Common Stock for the five consecutive trading days immediately prior to the record date for the Reverse Split; (v) to amend its Certificate of Incorporation amending Article "Fourth" in compliance with Delaware Corporation Law to reflect
(a) the Reverse Split, (b) the Forward Split, and (c) that the total number of shares of Common Stock that the Corporation is authorized to issue is fifty million (50,000,000) shares; and
(vi) authorized Omagine, Inc., at the discretion of the Board of Directors, to conduct a rights offering of "Units" consisting of Common Stock and warrants and further authorized Omagine, Inc. to (a) establish an exercise period for the rights offering not to exceed six (6) weeks from its record date, (b) establish the exercise period for the warrants not to exceed one (1) year from their issuance, and (c) file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock underlying the Units. Omagine, Inc. included a proposal in its definitive Proxy Statement filed with the SEC on November 30, 2009 seeking stockholder approval for the Stock Splits, the amending of the Omagine, Inc. Certificate of Incorporation and for the rights offering. Omagine, Inc.'s proposal was approved by the stockholders at Omagine, Inc.'s Annual Meeting held on December 29, 2009 and the appropriate Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware. The Amendment was effective as of December 30, 2009, the day that such Amendment was so filed.

The Omagine, Inc. Board of Directors presently has the authority, at its sole discretion, to conduct the rights offering at any time exclusively for the benefit of its stockholders. All stockholders of Omagine, Inc. on the record date for such rights offering shall, for each one (1) share of Common Stock held by any such stockholder on such record date, be entitled to purchase one (1) ("Unit") at a purchase price of twenty-five cents ($0.25) per Unit, each Unit consisting of (a) one (1) share of Common Stock and (b) one (1) warrant to purchase one (1) share of Common Stock from Omagine, Inc. at a warrant exercise price of $6.00. As of the date of this report, the Board of Directors has not determined whether or not to conduct the rights offering.

Omagine, Inc.'s total authorized capital stock is 50,850,000 shares of which 50,000,000 shares are common stock, par value
$.001 per share ("Common Stock") and 850,000 shares are

                               (31)
preferred stock, par value $.001 per share. As of April 15, 2011, there are 12,401,950 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

The holders of the Omagine, Inc. Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefore and subject to prior dividend rights of holders of any shares of our preferred stock which may be outstanding. Upon Omagine, Inc.'s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our preferred stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Omagine, Inc. Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Omagine, Inc. Common Stock are fully paid and not liable to further calls or assessment by Omagine, Inc.

The following table sets forth the range of the high and low prices for the Common Stock for the four quarters in 2009 and 2010. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. For comparative purposes these prices give retroactive effect to the Stock Splits effected on December 30, 2009.



                               (32)

                   Common Stock
                   ------------
Quarter Ended      High         Low
-------------      ----         ---
3/31/09            1.25         1.25
6/30/09            0.50         0.50
9/30/09            0.60         0.50
12/31/09           0.70         0.65

3/31/10            0.55         0.55
6/30/10            0.60         0.55
9/30/10            1.63         1.63
12/31/10           2.00         1.65

At December 31, 2010, Omagine, Inc. had 12,107,646 shares of its
Common Stock issued and outstanding, and there were approximately 1,057 holders of record of such Common Stock.

Omagine, Inc. has never declared any dividends on its Common Stock, and it is anticipated that any earnings in the foreseeable future will be retained for use in the Company's business. Any declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements and general business conditions.

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2010.

Omagine, Inc. adopted the Omagine, Inc. 401(k) Plan DTD 10-01-2008 (the "401(k) Plan"), qualified under Section 401(k) of the Internal Revenue Code, which is a pre-tax plan for eligible employees of the Company. Omagine, Inc. does not presently match any employee contributions made to the 401(k) Plan. Omagine, Inc. made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2009 and 2010 in the form of 72,480 and 289,996 shares of Common Stock respectively. Future matching of employee contributions and/or discretionary contributions by Omagine. Inc., if any, will be made at the recommendation of Omagine, Inc.'s Board of Directors.

                               (33)

The transfer agent for Omagine, Inc.'s Common Stock is
Continental Stock Transfer and Trust Company, 17 Battery Place,
New York, New York 10004.

Item 6.  Selected Financial Data.
-------  ------------------------

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
-------  -------------------------------------------------

The financial statements for fiscal years 2010 and 2009 have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned subsidiaries, JOL and Omagine LLC.

During 2010, the Company concentrated on concluding the proposed Development Agreement between its Omagine LLC subsidiary and the Government of Oman with respect to the Omagine Project. All negotiations with respect to the Development Agreement were successfully concluded with the Ministry of Tourism ("MOT") in June 2010. In October 2010 the proposed Development Agreement was approved by the Ministry of Finance. The final step in the Government approval process is the approval of the DA by the Ministry of Legal Affairs ("MOLA").

In March 2011, MOT informed Omagine LLC in writing (the "MOT Transmittal") that all matters with respect to the MOLA comments and the DA are now finalized and requested that we provide MOT with a final version of the DA so that MOT and Omagine LLC may proceed with the execution of the DA. On March 30, 2011 in response to the MOT Transmittal, Omagine LLC's attorneys sent the final version of the DA (the "Final DA") to the MOT.

While, management presently expects that the Final DA will in fact be final, management cautions that (i) some of the language in the MOT Transmittal was vague, and (ii) the MOT Transmittal sought at the last minute to reopen long-ago agreed and approved matters and the reopening of these previously agreed and approved matters was rejected by Omagine LLC.

                               (34)

Omagine LLC is presently awaiting the MOT's response to the Final DA which incorporates MOLA's comments and which the Company believes represents MOLA's approval.

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

General Statement: Factors that may affect future results
---------------------------------------------------------

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" (as that term is understood under the 1995 Private Securities Litigation Reform Act) that involve various risks and

                               (35)
uncertainties. Typically, these forward-looking statements are indicated by words such as "anticipates", "expects", "believes", "plans", "will", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Failure of Omagine LLC to sign the Development Agreement with the Government of Oman.
* Failure of Omagine Inc. and the New Shareholders to sign the Shareholder Agreement.
* Failure of Omagine LLC to obtain the necessary Construction Financing required to design, build and operate the Omagine Project.
* Inability of the Company to secure additional financing.
* Unexpected economic or political changes or political instability or civil unrest in Oman or in the MENA Region.
* The imposition of new restrictions or regulations by government agencies in the U.S. or the MENA Region that affect the Company's business activities.

The following discussion highlights the Company's business activities during fiscal years 2010 and 2009.

Results of Operations:

Fiscal Year Ended December 31, 2010 Compared to
Fiscal Year Ended December 31, 2009

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Business - Products, Services - The Omagine Project").

The Company did not generate any revenue nor incur any cost of sales for the years ending 2010 and 2009. The Company is focusing all of its efforts on Omagine LLC's real estate development and entertainment business. The Company is relying on Omagine LLC's future operations for the Company's future revenue generation.


                               (36)

Management is presently examining other possible sources of revenue for its JOL subsidiary which, subject to the Development
Agreement being executed by Omagine LLC and the Government of Oman, may be added to JOL's operations.

Selling and marketing expenses were $34,014 during 2010, compared to $36,616 in 2009. This decrease in 2010 of $2,602 (7%) was primarily due to a decrease in automobile costs of $11,139 offset by increase in telephone expense of $8,517. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman, the Company is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $1,204,262 in fiscal 2010 were $157,188 (15%) higher than the $1,047,074 incurred in fiscal 2009. This increase was primarily attributable to the increases in 2010 of: fringe benefit expense ($9,698); consulting fees ($31,814); travel expense ($120,903); stockholder relations expense ($13,692), offset by decreases in directors' fees ($10,500); rent ($4,909) and the net of various other expenses ($3,510).

The Company sustained a net loss of $1,277,001 during 2010 as compared to a net loss of $1,114,409 during 2009. This increase of $162,592 in the Company's net loss was due primarily to the increased general and administrative expenses mentioned above ($157,188) and increased interest expense ($7,884), net of decreases in selling and marketing expenses ($2,602) and decreased interest income ($124).

The Company incurred $1,158 in capital expenditures during fiscal year 2010. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman as expected, the Company expects to incur significant expenses related to capital expenditures during fiscal year 2011.

Liquidity and Capital Resources

In 2010 the Company experienced a $7,604 negative cash flow. This resulted from its negative cash flows of $808,998 and $1,158 from operating and investing activities respectively being partially offset by the $802,552 positive cash flow from its financing activities.

                               (37)

The Company's financing activities in 2010 consisted of $554,500 in proceeds from the sale by Omagine, Inc. of shares of its Common Stock; $250,000 in proceeds from the issuance by it of convertible notes payable; and a $1,948 decrease in loans to the Company from officers and directors.

The Company incurred net losses of $1,277,001 and $1,114,409 in fiscal years 2010 and 2009 respectively.

At December 31, 2010, the Company had a working capital deficit of $1,367,603 compared to working capital deficit of $978,251 at December 31, 2009. This $389,352 increase in the Company's working capital deficit is attributable to the following: (a) $7,604 decrease in cash and equivalents; (b) $283,424 increase in convertible notes payable and accrued interest; (c) $52,629 decrease in accounts payable; (d) $95 increase in prepaid expenses and other current assets; (e) $1,948 decrease in loans to the Company from officers and directors; (f) $130,299 increase in accrued officer payroll; and (g) $22,752 increase in accrued expense and other current liabilities.

At December 31, 2010, the Company had $148,367 in current assets, consisting of cash ($148,217) and prepaid expenses and other current assets ($150).

The Company's current liabilities at December 31, 2010 totaled $1,515,970 consisting of $596,888 convertible notes payable and accrued interest, $453,578 of accounts payable and accrued expenses, $8,205 due to officers and directors and $457,299 in accrued payroll. Of the $1,515,970 of current liabilities at December 31, 2010, $856,001 or 57% represents amounts which are due to officers and/or directors.

The $808,998 of funds used by operating activities during 2010 were used primarily to fund the net loss of $1,277,001 [less the non-cash charges totaling $334,062]. Such non-cash charges consisted primarily of $110,040 of stock based compensation related to stock options and issuances of Common Stock (a) for 401(k) contributions of $72,500, (b) in payment of $100,000 of accrued compensation to an employee, and (c) in payment of an account payable of $47,500 owed by the Company to a vendor.
As a result of the foregoing, the Company had a cash balance at December 31, 2010 of $148,217 as compared to a cash balance of $155,821 at December 31, 2009.

                               (38)

The Company will rely upon the future business of its Omagine LLC subsidiary for revenue growth. Omagine LLC presently has limited resources resulting from the initial capital investments into it by Omagine, Inc. Assuming that the Shareholder Agreement is signed, Omagine LLC's resources will be then increased by approximately $175,000. Omagine LLC's resources will again increase when the OMAG Final Investment of $546,000 is made prior to the Financing Agreement Date. Not until on or shortly after the Financing Agreement Date however, will Omagine LLC receive the bulk of the investment amounts (approximately $69,233,000) being made by the New Shareholders pursuant to the Shareholder Agreement. The continuation of Omagine LLC's business and its efforts to sign the Development Agreement have been financed to date by Omagine, Inc. and it is planned that such activities will be financed by Omagine LLC subsequent to the signing of the Shareholder Agreement. The additional investment by Omagine, Inc. of 210,000 Omani Rials (equivalent to approximately $546,000) as required pursuant to the Shareholder Agreement (the "OMAG Final Investment") and the continuation of the Company's operations is contingent upon the receipt by the Company of additional financing.

On December 22, 2008, Omagine, Inc. signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the SEDA, Omagine, Inc. may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), periodically sell shares of its Common Stock ("Shares") to YA ("Sales") at the "Purchase Price" (as determined pursuant to the terms of the SEDA). Omagine, Inc. is not obligated to sell any Shares to YA but may, in Omagine, Inc.'s sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000) in the aggregate. YA is obligated to purchase such Shares from Omagine, Inc. subject to certain conditions including (i) Omagine, Inc. filing a registration statement with the SEC to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic Sales must be separated by a time period equal to five trading days, and (iv) the amount of any individual Sale may not exceed two hundred thousand Dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to

                           (39)
make Sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. The SEDA expires on April 30, 2011.

In March 2011, Omagine, Inc. and YA executed a term sheet ("Term Sheet") for a new SEDA on substantially the same terms and conditions as the existing SEDA. The Term Sheet is not legally binding and Omagine, Inc. and YA are presently negotiating the final new SEDA documents. Although the Company presently sees no barrier to the successful negotiation and conclusion of the new SEDA, no assurance can be given at this time that Omagine, Inc. and YA will actually conclude the new SEDA.

The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities in private placements and in Sales made pursuant to the SEDA to fund its operations during the past two years. The Company is presently exploring several financing alternatives, including but not limited to the new SEDA, to continue to fund its operations including but not limited to (a) the OMAG Final Investment into Omagine LLC of approximately $546,000 which Omagine, Inc. is required to make prior to the Financing Agreement Date, and (b) if the need arises, to fund advances to Omagine LLC after the DA is signed and prior to the Financing Agreement Date.

In March 2010 Omagine, Inc. issued an aggregate of 289,996 restricted shares of its Common stock to eligible employees participating in the Omagine, Inc. 401(k) Plan.

Between March and June 2010, Omagine, Inc. sold an aggregate of
618,697 shares of its Common Stock to YA pursuant to the SEDA for aggregate proceeds of $250,000.

In June 2010 Omagine, Inc. issued 118,750 restricted shares of its Common Stock to an unaffiliated vendor in payment of an account payable of $47,500 owed by the Company to such vendor.

In July 2010 Omagine, Inc. issued 82,305 restricted shares of its Common Stock to an employee in payment of $100,001 of unpaid accrued compensation owed by Omagine, Inc. to such employee.

Between July and November 2010, Omagine, Inc. sold an aggregate of 336,972 restricted shares of its Common Stock to seven

                                (40)
accredited investors for aggregate proceeds of $304,500.

In March 2009 Omagine, Inc. issued an aggregate of 72,480 restricted shares of its Common Stock to eligible employees participating in the Omagine, Inc. 401(k) Plan.

Between May and December 2009, Omagine, Inc. sold an aggregate of 1,308,877 shares of its Common Stock to YA pursuant to the SEDA for aggregate proceeds of $555,000.

In August 2009 Omagine, Inc. sold 2,000 restricted shares of its
Common Stock to a Director for proceeds of $1,400.

Impact of Inflation
-------------------

The level of inflation in the U.S. has been relatively low during the last several fiscal years and has not had a significant impact on the Company. While the level of inflation in Oman has also been relatively low during the last several fiscal years, the Oman economy has recently been experiencing volatility in its inflation rate (including in the prices of construction materials and labor) which volatility may have an impact on Omagine LLC's proposed future operations in Oman.

Forward Looking Statements
--------------------------
As discussed above just prior to Part I of this report, certain statements made in this report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from the future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements - including the statements regarding management's present belief that the Shareholder Agreement will be signed by the New Shareholders and the Development Agreement will be signed by Omagine LLC and the Government - are based on reasonable assumptions, the Company's actual results could differ materially from those set forth or implied in such forward-looking statements. Factors that could cause such differences include but are not limited to: the uncertainty of success

                               (41)
associated with Omagine Inc.'s ongoing efforts to sign the Shareholder Agreement with the New Shareholders; the uncertainty of success associated with Omagine LLC's ongoing efforts to sign the Development Agreement with the Government of the Sultanate of Oman; the uncertainty associated with political events in the Middle East in general and with the continuing unrest in Oman and in the MENA Region in particular; the lingering effects on consumer confidence and on the availability of project finance resulting from the recent worldwide financial crisis; and the success or failure of Omagine LLC's and the Company's efforts to secure additional financing.


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

The Company carried out an evaluation under the supervision and participation of management, including the Company's chief executive and financial officer, of the effectiveness as of the end of the period covered by this report of the design and operation of the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms (the "Evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                               (42)

Based upon the Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010. The Evaluation did not identify the occurrence during the fourth fiscal quarter of 2010 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Omagine, Inc. is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act.

The Company has adopted a web-based software solution to automate and streamline its Sarbanes-Oxley compliance program and to enable the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies.

Item 9B.  Other Information.
-------   ------------------

None

                          PART III
                          --------

Item 10.     Directors, Executive Officers and Corporate
             Governance.
--------     -------------------------------------------

The present directors and executive officers of Omagine, Inc.
are as follows:

Name                     Age       Position
----                     ---       --------

Frank J. Drohan           66       Chairman of the Board of
                                   Directors, President, Chief
                                   Executive & Financial Officer

Charles P. Kuczynski      57       Vice-President, Secretary and
                                   Director


                               (43)

William Hanley            69       Controller & Principal
                                   Accounting Officer

Salvatore J. Bucchere     68       Director

Kevin O'C. Green          62       Director

Louis J. Lombardo         67       Director


Frank J. Drohan has served as a director, Chairman of the Board and President and CEO of the Registrant since 1991. Mr. Drohan is also the Managing Director and Chief Executive Officer of Omagine LLC. He was Chairman of the Board, President and sole shareholder of Rif International Corp., a privately held company which had extensive overseas activities in the Middle East between 1977 and 1986. Rif was acquired by Omagine, Inc. in 1997. Mr. Drohan serves as a director and the Chairman of JOL. He is also a director and the Chairman of The Renaissance Team, Inc. ("TRT") which is a privately held company offering a wide variety of services including: branding, marketing, management, political and strategic visioning, and development management consulting services. Mr. Drohan holds a Bachelor of Science degree in Economics and Political Science from Manhattan College in New York City.

Charles P. Kuczynski has served as a director, Secretary and a Vice-President of the Registrant since 1996 and previously served as a director and Secretary of the Registrant from 1988 to 1993. Mr. Kuczynski is a director and Secretary of JOL and also serves as the Secretary of TRT. Prior to joining the Company Mr. Kuczynski was a sales executive with Hillenbrand Industries. Mr. Kuczynski holds a Bachelor of Arts degree from Merrimack College, Massachusetts.

Salvatore J. Bucchere has served as an independent director of the Registrant since 2001. Mr. Bucchere holds a Bachelor of Business Administration degree in Accounting from St. Johns University in New York and presently lives in Broken Arrow, Oklahoma. From 1965 to 1968 he was employed as a management consultant with Arthur Young & Co. and Main LaFrentz & Co. in New York and from 1968 to 1971, he taught accounting and law. From 1971 to 1977, he served as the Secretary and Vice President of Centennial Industries. During this time, he was one of the

                               (44)
founders, with Mr. Drohan, of Biddle International Sales Co. From 1977 to 1979, he was a Vice President and director of Rif International Corp. From 1979 to 2003 he held various executive management and ownership positions in privately held automotive parts distribution companies.

Kevin O'C. Green has served as an independent director of the Registrant since 2001. Mr. Green graduated from the College of St. Thomas, St. Paul in Minnesota with majors in Geology and Philosophy and from the University of Minnesota Law School. He lives in Mankato, Minnesota where he practices law and he has extensive experience in business and securities law litigation. Mr. Green also has business interests in Honduras where he is the owner of a mining company.

Louis J. Lombardo has served as an independent director of the Registrant since 2005. Mr. Lombardo retired after 35 years at American Express Company where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. Mr. Lombardo holds an MBA degree from New York University. He lives in New York City where he owns and operates two privately held businesses and a consulting company.

At December 31, 2010, the Board of Directors of Omagine, Inc. consisted of two employee directors: Frank J. Drohan and Charles
P. Kuczynski and three independent non-employee directors:
Salvatore J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Employee directors receive no fees for acting as such. Independent non-employee directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings.

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors. The members of the Audit Committee are Mr. Bucchere, Mr. Green and Mr. Drohan. Mr. Bucchere, who is an independent director, is the Chairman of the Audit Committee and is an audit committee financial expert. (See: "Item 10 - Salvatore J. Bucchere"). The three independent
                               (45)
members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprise the compensation committee and the nominating committee. Mr. Lombardo is the Chairman of the Compensation Committee. Mr. Bucchere is the Chairman of the Nominating Committee. The Stock Option Committee is chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan are committee members.

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct ("Code"). The Code applies to all directors, officers and employees of the Company. The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is available on the Company's website, www.omagine.com.

The Company's primary strategic consultant, Mr. Sam Hamdan ("Hamdan"), is President and Chief Strategist of the Michigan based Global Leadership Team. Mr. Hamdan is a native of Lebanon, a citizen of the U.S., and widely known across the MENA Region for his work in organizing and directing various high level conferences dealing with leadership, strategic planning, entrepreneurship, innovation and economic matters. Mr. Hamdan, who has two Masters Degrees and is fluent in both Arabic and English, is the visionary who created the first "U.S. - Arab Economic Forum" held in the United States in cooperation with, among others, the U.S. Departments of State and Commerce. In 2006 Mr. Hamdan and GLT also organized and delivered the World Summit on Innovation and Entrepreneurship in Muscat, Oman, and duplicated the event in April 2008 in Dubai, United Arab Emirates (www.wsie.org).

Mr. Hamdan and his branding experts at GLT were the developers of the Omagine brand for the Company. On March 19, 2007 Omagine, Inc. and Hamdan signed a consulting agreement (the "Hamdan Agreement") (see: "Employees and Consultants"). The Hamdan Agreement does not obligate the Company to pay any cash compensation to Hamdan for his continuing consulting services to the Company but does grant Hamdan options to purchase up to 160,000 shares of Omagine, Inc.'s Common Stock at a purchase price of $1.25 per share, exercisable ratably over the five (5) year period beginning April 1, 2007. (the "Hamdan Options"). The Hamdan Options are exercisable only during periods which (i) the Hamdan Agreement remains in effect, or (ii) Mr. Hamdan is an

                               (46)
employee of the Company. In addition the Hamdan Agreement contemplates that, subsequent to the Financing Agreement Date, Hamdan may become an employee of the Company and the President and Chief Operating Officer of Omagine, Inc. Mr. Hamdan is presently the Deputy Managing Director, President and Chief Innovation Officer of Omagine LLC. The Hamdan Agreement has been amended to expire on December 31, 2011.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

As of the date hereof, the Company's officers and directors are in compliance with the requirements to file ownership reports as required by Section 16(a) of the Act.

                               (47)

Item 11.     Executive Compensation
--------     ----------------------

The following table sets forth information relating to the aggregate compensation received by the then current executive officers of the Registrant for services in all capacities during the Registrant's three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer whose total compensation exceeded $100,000.

                                   SUMMARY COMPENSATION TABLE
      (a)            (b)        (c)       (d)           (e)          (f)          (g)
                                         Stock     Accrued Salary   Option
Name and Principal            Salary(1)  Awards(2)  Payable(1)     Awards(3)     Total
Position             Year       ($)        ($)          ($)          ($)          ($)
-------------------  ----     ---------  --------- -------------    ------    ----------
Frank J. Drohan
Chief Executive and
Financial Officer    2010    $      0   $ 33,834   $ 125,000       $ 47,170    $ 206,004
                     2009    $      0   $ 34,524   $ 125,000       $ 47,170    $ 206,694
                     2008    $ 93,750   $ 31,500   $  31,250       $ 11,793    $ 168,293

Charles P. Kuczynski
Vice-President &
Secretary            2010    $ 40,000   $ 35,444   $  45,000       $ 23,585    $ 144,029
                     2009    $ 19,000   $ 36,250   $  66,000       $ 23,585    $ 144,835
                     2008    $ 64,750   $ 21,000   $  21,250       $  5,896    $ 112,896

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.

(2) Column (d) represents contributions of the Registrant's Common Stock to the accounts of eligible employees of its 401(k) Plan, valued at the closing bid price on the dates of such contributions.

(3) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named executive officer. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal year ended December 31, 2010.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.


                                    (48)

The following table shows the number of shares of Common Stock covered by exercisable and un-exercisable options held by the Company's Chief Executive Officer on December 31, 2010.


                                     OMAGINE, INC.
                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                   DECEMBER 31, 2010
                     (b)                  (c)
                 Number of            Number of
                 Securities           Securities
                 Underlying           Underlying           (d)
                 Unexercised          Unexercised      Option Exercise         (e)
(a)              Options (#)          Options (#)         Price         Option Expiration
Name             Exercisable          Un-exercisable        ($)                 Date
----             ----------           -------------    -------------    -----------------

Frank J. Drohan    100,000              0                 $1.25        August 31, 2011
                    40,000              60,000            $2.60        September 23, 2018


100,000 stock options were granted in 2008 to the Company's Chief Executive Officer. There can be no assurance that the grant date fair value of Stock Option awards will ever be realized.

                                    (49)

The following table summarizes information as of the close of business on December 31, 2010 regarding options under the Omagine, Inc. 2003 Stock Option Plan (the "Plan") as adjusted for the Stock Splits effected as of December 30, 2009.


                           Equity Compensation Plan Information
                           ------------------------------------
                                                                     Number of securities
                                                                     remaining available
                                                                     for future issuance
                         Number of securities  Weighted-average         under equity
                         to be issued upon     exercise price of      compensation plans
                           exercise of            outstanding       (excluding securities
                        outstanding options         options              in column (a)
                               (a)                  (b)                    (c)
                         ---------------       -----------------     --------------------
The Plan                   528,000                $1.96                 1,972,000
-----------------------------------------------------------------------------------------

160,000 Stock Options previously not included in the Plan have now been included and no stock options currently exist outside of the Plan.



                                    (50)

The Plan is explained below under the heading "Stock Options" and in Note 5 to the consolidated financial statements.

The following chart summarizes the annual compensation for Omagine, Inc.'s non-employee independent directors during 2010.


                                  Director Compensation
                                  ---------------------


                            (b)           (c)                          (e)
                           Fees          Stock          (d)          All Other       (f)
         (a)              Earned         Awards    Option Awards   Compensation     Total
        Name               ($)            ($)          ($) (1)         ($)           ($)
------------------------  ------        -------    -------------   ------------     -----
Salvatore Bucchere        $    0          0          5,721           0              5,721
Kevin Green               $    0          0          5,721           0              5,721
Louis Lombardo            $    0          0          5,108           0              5,108






                                    (51)

(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal year ended December 31, 2010. Directors who are not Company employees are compensated for their services as a director as shown in the chart below:



               Schedule of Independent Director Fees
                       December 31, 2010


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



(1) On the date of appointment to the Board of Directors, new non-employee independent directors are entitled to a one-time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vested ratably over three years.

(2) For non-employee independent directors that have served on the Board for at least 3 years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably over three years (or such other grant date or vesting period as may be determined by the Board).

                                (52)

        Stock Options Granted to Independent Directors
        ----------------------------------------------
On the date of appointment to the Board of Directors ("Board"), new non-employee independent directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest over three years provided such independent director continues to hold office.

Non-employee independent directors that have served on the Board for at least 3 years will be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant. The date of grant shall be the first business day of each fiscal year, or such other date as may be determined by the Board, next following completion of such three years of service.

On October 30, 2007, Omagine, Inc. awarded options to purchase 6,000 shares of its Common Stock to each of Messrs. Bucchere and Green at an exercise price $4.50 per share. The options are fully vested and expire five years after the date of grant.

On January 1, 2008, Omagine, Inc. awarded options to purchase
6,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $4.00 per share. The options are fully vested and expire five years after the date of grant.

On July 1, 2010, Omagine, Inc. awarded options to purchase 2000 shares of its Common Stock to each of Salvatore Bucchere and Kevin Green at an exercise price of $0.51 per share. The options are fully vested and expire five years after the date of grant.

Directors of Omagine, Inc. who are employees of the Company do not receive additional compensation for their services as Directors.

Report on the Repricing of Any Options or Stock Appreciation
Rights
------------------------------------------------------------

There was no repricing of any options during fiscal year 2010.
The Company has never issued any stock appreciation rights.
                                (53)

Employment Agreements and Consulting Agreements
-----------------------------------------------
The Company presently has no employment agreements with any of its employees.

In September 2001, Omagine, Inc. entered into an employment agreement (the "Drohan Agreement") with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine, Inc. was obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of the Company's net sales and earnings before taxes. Mr. Drohan's employment agreement provided for an option to purchase 20,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term, and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified to provide that the Company could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to the Company pursuant to the Drohan Agreement and the Company would accrue Mr. Drohan's unpaid salary. No salary payments were made to Mr. Drohan in 2010, 2009 and part of 2008. The Company, has agreed to pay all such unpaid and accrued salary to Mr. Drohan without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified stock options to Mr. Drohan which vest ratably over five years from the grant date. 20,000 of such options vested on each September 24 of 2009 and 2010 and an additional 20,000 of such options shall vest on each September 24 of 2011, 2012 and 2013. Expiration of all such options is ten years from the date of grant. Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company plans to enter into a new employment agreement with Mr. Drohan, although the terms of such employment agreement have not yet been determined.

Pursuant to a written employment agreement effective September 1, 2001 (the "Kuczynski Agreement"), Omagine, Inc. was obligated through December 31, 2010 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of the Company's net sales and earnings before taxes. The Kuczynski Agreement

                                (54)
provided for an option to purchase 10,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the "Kuczynski Options"). By mutual agreement between the Company and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect. Mr. Kuczynski is presently employed by the Company at an annual salary of $85,000 and Omagine, Inc. has from time to time suspended salary payments to Mr. Kuczynski and Mr. Kuczynski continued to provide services to the Company and the Company has accrued Mr. Kuczynski's unpaid salary. Omagine, Inc. has agreed to keep the Kuczynski Options in effect and to pay such unpaid and accrued salary to Mr. Kuczynski without interest when and if the Company has the financial resources to do so. Provided the Company is successful in signing the Development Agreement with the Government of Oman, Omagine, Inc. plans to enter into a new employment agreement with Mr. Kuczynski, although the terms of such employment agreement have not yet been determined. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which vest ratably over five years from the grant date. 10,000 of such options vested on each September 24 of 2009 and 2010 and an additional 10,000 of such options shall vest on each September 24 of 2011, 2012 and 2013. Expiration of all such options is ten years from the date of grant.

CONSULTING AGREEMENT
---------------------
The Hamdan Agreement:

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement with Mr. Sam Hamdan (the "Hamdan Agreement") which has since been amended to expire on December 31, 2011 (See:
"Employees and Consultants"). Pursuant to the Hamdan Agreement as amended, (i) Mr. Hamdan will continue to provide ongoing consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President and Chief Operating Officer of Omagine, Inc., and
(iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.'s Common Stock at $1.25 per share (the "Hamdan Option"), exercisable ratably over the 5 year period beginning on April 1, 2007. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company.

                                (55)

Employment Benefits:

Omagine, Inc. provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan and Omagine, Inc. sponsors a 401(k) retirement plan for all eligible employees.

Stock Options:

The Omagine, Inc. stockholders have ratified the "2003 Omagine
Inc. Stock Option Plan" (the "Plan") and the reservation for issuance under the Plan of two million five hundred thousand
(2,500,000) shares of Common Stock.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in Omagine, Inc. through the granting of incentive stock options and non-qualified stock options (collectively, "Stock
Options") to purchase Omagine, Inc.'s Common Stock.

Pursuant to the Plan, Stock Options may be granted at an exercise price equal to at least the fair market value of a share of Common Stock on the date of grant.

Exercise prices for incentive Stock Options for holders of more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. Incentive Stock Options are exercisable in 20% increments commencing one year after the date of grant and generally expire five years after the date of grant. The Plan expires on August 31, 2013.

In September 2001 in connection with his employment agreement, Omagine, Inc. issued a non-qualified Stock Option to purchase up to 100,000 shares of Common Stock at a purchase price of $1.25 per share to Mr. Frank J. Drohan who is an officer and director of Omagine, Inc. As of the date of this report, all 100,000 shares constituting this Stock Option are vested and exercisable. This Stock Option expires on August 31, 2011.

In September 2001 in connection with his employment agreement, Omagine, Inc. issued a non-qualified Stock Option to purchase up to 50,000 shares of Common Stock at a purchase price of $1.25

                                (56)
per share to Mr. Charles P. Kuczynski who is an officer and director of Omagine, Inc. As of the date of this report, all 50,000 shares constituting this Stock Option are vested and exercisable. This Stock Option expires on August 31, 2011.

On March 19, 2007, pursuant to the Hamdan Agreement, Omagine, Inc. issued Hamdan non-qualified Stock Options to purchase up to 160,000 shares of Common Stock at $1.25 per share (the "Hamdan Option"), exercisable ratably at 32,000 shares per year over the 5 year period beginning on April 1, 2007. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is effect, or (ii) Hamdan is an employee of the Company. As of the date of this report all 160,000 shares constituting the Hamdan Option are vested and exercisable. Provided the Hamdan Option does not expire or terminate earlier pursuant to the terms and conditions of the Hamdan Agreement, any unexercised portion of the Hamdan Option will expire and terminate on March 31, 2017.

Pursuant to an agreement dated August 27, 2007, Omagine, Inc. issued Agora International Enterprises Corp. ("Agora") a non-qualified Stock Option to purchase up to 40,000 shares of Common Stock at a purchase price of $4.10 per share (the "Agora Option"). The Agora Option is fully vested as of the date of this report and may be exercised in whole or in part at any time before December 31, 2011 on which date any unexercised portion of the Agora Option will terminate.

In October 2007, Omagine, Inc. issued 2 non-qualified Stock Options, each to purchase up to 6,000 shares of Common Stock at a purchase price of $4.50 per share. One of such Stock Options was issued to Mr. Salvatore J. Bucchere and the other of such Stock Options was issued to Mr. Kevin O'C. Green, each of whom are independent directors. As of the date of this report, all 12,000 shares constituting these 2 Stock Options are vested and exercisable. Each of these 2 Stock Options expire five years after the date of grant.

In January 2008, Omagine, Inc. issued a non-qualified Stock Option to purchase up to 6,000 shares of Common Stock at a purchase price of $4.00 per share to Mr. Louis J. Lombardo, an independent director. As of the date of this report, all 6,000 shares constituting this Stock Option are vested and exercisable. This Stock Option expires five years after the date of grant.
                                (57)

In September 2008, Omagine, Inc. issued a non-qualified Stock Option to purchase up to 100,000 shares of Common Stock at a purchase price of $2.60 per share to Mr. Frank J. Drohan who is an officer and director of Omagine, Inc. This Stock Option vests ratably over five years from the date of grant and expires ten years after the date of grant. As of the date of this report, 40,000 shares of Common Stock covered by this Stock Option are vested and exercisable. On each September 24 of 2011, 2012 and 2013 an additional 20,000 shares of Common Stock covered by this Stock Option will vest and become exercisable.

In September 2008, Omagine, Inc. issued a non-qualified Stock Option to purchase up to 50,000 shares of Common Stock at a purchase price of $2.60 per share to Mr. Charles P. Kuczynski who is an officer and director of Omagine, Inc. This Stock Option vests ratably over five years from the date of grant and expires ten years after the date of grant. As of the date of this report, 20,000 shares of Common Stock covered by this Stock Option are vested and exercisable. On each September 24 of 2011, 2012 and 2013 an additional 10,000 shares of Common Stock covered by this Stock Option will vest and become exercisable.

As of December 31, 2010, there were 528,000 Stock Options outstanding under the Plan.

Following is a listing of all non-qualified Stock Options issued and outstanding as of December 31, 2010: (These Stock Options have been adjusted for the Stock Splits effected December 30,
2009).

Name               No. of options  Exercise Price   Date of
                                                     Grant
---------------    --------------  ------------   -----------
Frank Drohan          100,000         $1.25         9/l/2001
Charles Kuczynski      50,000         $1.25         9/l/2001
Agora                  40,000         $4.10       12/16/2005
Sam Hamdan            160,000         $1.25        3/31/2007
Salvatore Bucchere      6,000         $4.50       10/30/2007
Kevin Green             6,000         $4.50       10/30/2007
Louis Lombardo          6,000         $4.00        1/01/2008
Frank Drohan          100,000         $2.60        9/23/2008
Charles Kuczynski      50,000         $2.60        9/23/2008
William Hanley          6,000         $2.60        9/23/2008
Salvatore Bucchere      2,000         $0.51         7/1/2010
Kevin Green             2,000         $0.51         7/1/2010
                                (58)

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.
--------     ------------------------------------------------

The following table sets forth as of December 31, 2010: (i) the number of shares of Omagine, Inc.'s Common Stock beneficially owned by (a) owners of more than five percent of Omagine, Inc.'s outstanding Common Stock who are known to the Company, and (b) the directors of Omagine, Inc., individually, and the officers and directors of Omagine, Inc. as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

                                Beneficial
Name and Address                Ownership (9)           Percent
----------------               --------------           -------

Frank J. Drohan (1)(3)            1,358,192                11.2%

Charles P. Kuczynski (l)(4)         337,976                 2.8%

Salvatore S. Bucchere (1)(6)(7)      57,980                 0.5%

Louis J. Lombardo (1)(5)             59,177                 0.5%

Kevin O. Green (1)(6)(7)             21,940                 0.2%

Muftah Benomran (2)                 640,886                 5.3%

Mohammed K. Al-Sada (2)             909,800                 7.5%

William Hanley (2)(8)                96,913                 0.8%

All officers and Directors
As a Group of 5 Persons           1,932,178                16.0%
----------------------------------------------------------------

(1) The address for each of these individuals is c/o Omagine, Inc. and each is a director of Omagine, Inc. Messrs. Drohan and Kuczynski are officers of the Company.

(2) The address for each of these individuals is c/o Omagine, Inc. Mr. Hanley is an officer of Omagine, Inc.


                                (59)

(3) Does not include Mr. Drohan's (i) 100,000 Stock Options currently exercisable at $1.25 per share, or (ii) 40,000 currently exercisable and 60,000 un-exercisable Stock Options at $2.60 per share.

(4) Does not include Mr. Kuczynski's (i) 50,000 Stock Options currently exercisable at $1.25 per share, or (ii) 20,000 currently exercisable and 30,000 un-exercisable Stock Options at $2.60 per share.

(5) Does not include Mr. Lombardo's 6,000 Stock Options currently exercisable at $4.00 per share.

(6) Does not include the 12,000 Stock Options currently exercisable at $4.50 per share (6,000 held by Mr. Bucchere and 6,000 held by Mr. Green).

(7) Does not include 4,000 Stock Options currently exercisable at $0.51 per share (2,000 held by Mr. Bucchere and 2,000 held by Mr. Green).

(8) Does not include Mr. Hanley's 4,000 Stock Options currently exercisable at $2.60 per share.

(9) None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

                Changes in Control Arrangements
                -------------------------------

No change in control arrangements existed at December 31, 2010.

Item 13.     Certain Relationships and Related Transactions,
             and Director Independence.
--------     -----------------------------------------------

The Renaissance Team, Inc.
--------------------------

Mr. Sam Hamdan, who has a consulting agreement with the Company
(the "Hamdan Agreement") and who, under certain circumstances,

                                (60)
may become Omagine, Inc.'s president (See: "EMPLOYEES and CONSULTANTS" and "CONSULTING AGREEMENTS") is also the president of The Renaissance Team, Inc., a privately held company ("TRT"). Frank J. Drohan ("Drohan"), the Company's President and Chief Executive Officer, is the Chairman of TRT and Charles P. Kuczynski, the Company's Vice President and Secretary, is the Secretary of TRT. TRT's business is not in competition with that of the Company. Mr. Drohan's employment agreement with the Company which expired on December 31, 2010 permitted him to be involved in any other business enterprise that does not compete with the Company. Each of Mr. Hamdan and Mr. Drohan own 50% of TRT's equity and TRT intends to acquire the business and certain assets of The Global Leadership Team, Inc. ("GLT"). Mr. Hamdan is currently the president and sole shareholder of GLT (www.gltweb.com). Prior to the organization of TRT, Mr. Hamdan and GLT had performed significant services, including branding, strategic consulting, strategic visioning, marketing, financial and project finance planning, public relations, event management and management consulting services for JOL with respect to the proposed Qutopia Project in Qatar and the Omagine Project in Oman. The unpaid account payable of $245,449 due to GLT from JOL for such services was extinguished and exchanged for 490,880 shares of Omagine, Inc.'s Common Stock. There have been no transactions between TRT and the Company to date, but based upon the Company's use of GLT's services in the past - and assuming TRT's ultimate acquisition of GLT's business - the Company anticipates that such transactions will occur in the future. Hamdan, Drohan and TRT have agreed with respect to any such possible future transaction(s) between TRT and the Company (a "Related Party Transaction") that they will exercise their best efforts to assure that any such Related Party Transaction will be structured such that it provides substantially better terms and conditions to the Company than would otherwise be available to the Company if the Company were to negotiate and conclude such Related Party Transaction on an "arms-length" basis with a company with which Mr. Hamdan and/or Mr. Drohan were not associated. Furthermore, any such Related Party Transaction will be in compliance with the Company's Code of Ethics.


Director Independence
---------------------

Three of the five directors of Omagine, Inc. are independent.

                                (61)

Related Party Payables
----------------------

At December 31, 2010, the Company has included $856,001 of related party payables in its balance sheet. This amount consists of notes and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company.


Item 14.      Principal Accountant Fees and Services.
-------       ---------------------------------------

Audit Fees:
-----------

The Company was billed by its independent registered public accounting firm $27,500 in 2009 and $27,500 in 2010 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.


Audit Related Fees:
-------------------
None


Tax Fees:
---------
None


All Other Fees:
---------------
None


On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Salvatore J. Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2010.


                                (62)

                           PART IV

Item 15.      Exhibits, Financial Statement Schedules.
--------      ----------------------------------------

Index to Financial Statements Required by Article 8 of
Regulation S-X:

F-1  Report of Independent Registered Public Accounting Firm;

F-2  Consolidated Balance Sheets as of the fiscal years ended
     December 31, 2010 and December 31, 2009;

F-3 Consolidated Statements of Operations for fiscal years ended December 31, 2010 and December 31, 2009;

F-4  Consolidated Statements of Changes in Stockholders' Equity;

F-5 Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010 and December 31, 2009;

F-6  Notes to the Financial Statements.


Exhibit
Numbers             Description
-------            -------------

3(i)             Restated Certificate of Incorporation
                 of Omagine, Inc. dated June 2, 2010 (6)

3(ii)            By-laws of Omagine, Inc. (1)

3.2              Certificate of Ownership and Merger (2)

10.1             The CCIC and CCC Agreement (2)

10.2             The Standby Equity Distribution Agreement (3)

10.3 The Memorandum of Understanding by and between Omagine, Inc., Journey of Light, Inc.,
                 Consolidated Contractors International
                 Company, S.A. and Royal Court Affairs dated
                 June 26, 2008 (4)

                                (63)

10.4             The amended Hamdan Agreement *

10.5 Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire
                 State Building LLC (8)

10.6             Employment Agreement between Omagine Inc.
                 and Frank J. Drohan dated as of September 1,
                 2001 (9)

10.7             Employment Agreement between Omagine Inc.
                 and Charles Kuczynski dated as of September 1, 2001 (9)

14               The Code of Ethics (2)

21               Subsidiaries of the registrant *

31.1             Sarbanes-Oxley 302 certification *

32.1             Sarbanes-Oxley 1350 certification *

99.1             The Omagine Inc. 401(k) Adoption Agreement (5)

99.2             The Approval Letter dated April 30, 2008
                 (English Translation) (4)

99.3             The Acceptance Letter dated May 31, 2008 (4)

99.4             Omagine Inc. 2003 Stock Option Plan (7)


*  Filed herewith

(1)  Previously filed with the Securities and Exchange
Commission on November 18, 2005 as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended September
30, 2005 and incorporated herein by reference thereto.

(2)  Previously filed with the Securities and Exchange
Commission on April 14, 2008 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.

                                (64)

(3)  Previously filed with the Securities and Exchange
Commission on December 31, 2008 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

(4)  Previously filed as exhibits to Alfa's Registration
Statement on Form S-1 (File No. 333-156928) filed with the
Securities and Exchange Commission and incorporated herein by reference thereto.

(5)  Previously filed with the Securities and Exchange
Commission on February 25, 2009 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.

(6) Previously filed as an exhibit to the Company's Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.

(7) Previously filed as an exhibit to the Company's Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Report on Form 10-K/A filed on November 11, 2009 for the period ended
December 31, 2008 and incorporated herein by reference.

(9)  Previously filed with the Securities and Exchange
Commission on April 15, 2002 as an exhibit to the Company's
Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.




                      SIGNATURES


In accordance with Sections 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2011.



                               (65)

     Omagine, Inc.

     By:     /s/ Frank J. Drohan
             FRANK J. DROHAN, Chairman
             of the Board of Directors,
             President and Chief
             Executive and Financial Officer
              (Principal Executive Officer and
              Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on April 15, 2011 on behalf of the Registrant and in the capacity indicated.

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

                               (66)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                 /s/ Michael T. Studer CPA P.C.
April 15, 2011                     ----------------------------
Freeport, New York
                             F-1

                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                           December 31,
           ASSETS                                    2010               2009
                                                   --------           -------
CURRENT ASSETS:
  Cash                                            $148,217           $155,821
  Prepaid expenses and other current assets            150                -
                                                   --------          --------
       Total Current Assets                        148,367            155,821
                                                   --------          --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                    132,570            131,412
  General plant                                     17,800             17,800
  Furniture and fixtures                            15,951             15,951
  Leasehold improvements                               866                866
                                                   --------          --------
        Total                                      167,187            166,029
  Less: Accumulated depreciation and amortization (160,990)          (156,968)
                                                   --------          --------
        Property and Equipment                       6,197              9,061
                                                   --------          --------
OTHER ASSETS:
  Other assets                                      13,361             13,606
                                                   --------          --------

TOTAL ASSETS:                                     $167,925           $178,488
                                                  ========            =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                     $596,888           $313,464
  Accounts payable                                 403,095            455,724
  Accrued officer payroll                          457,299            327,000
  Due officers and directors                         8,205             10,153
  Accrued expenses and other current liabilities    50,483             27,731
                                                  --------           --------
        Total Current Liabilities                1,515,970          1,134,072


LONG-TERM LIABILITIES                                 -                   -
                                                  --------           --------

TOTAL LIABILITIES                                1,515,970          1,134,072
                                                  --------           --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares,
   Issued and outstanding: - 0 shares                  -                  -

  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares
   Issued and outstanding
     12,107,646 and 10,660,904
     shares respectively                            12,108             10,661
  Capital in excess of par value                18,913,269         18,030,176
  Retained earnings (deficit)                  (20,273,422)       (18,996,421)
                                               -----------         -----------
     Total Stockholders' Equity (Deficit)       (1,348,045)          (955,584)
                                               -----------         -----------
     Total Liabilities and Stockholders'
       Equity                                 $    167,925        $    178,488

                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                     OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31,
                                                      ------------------------
                                                       2010             2009
                                                      -----------  -----------
REVENUES:
  Net sales                                       $       -        $      -
                                                      -----------  -----------
Total revenues                                    $       -        $      -

                                                      -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                                           -               -
Officers and directors compensation
  (including stock-based compensation
   Of $263,772 and $166,060 respectively)             453,772          466,560
Professional fees                                     228,170          227,010
Travel                                                180,418           59,515
Occupancy                                             136,067          140,976
Other general and administrative                      239,848          189,631
                                                   ----------      -----------
  Total Costs and Expenses                          1,238,275        1,083,692
                                                   ----------      -----------
OPERATING LOSS                                     (1,238,275)      (1,083,692)

  Interest income                                         -                124
  Interest expense                                    (38,726)         (30,841)
                                                   ----------      -----------
NET LOSS                                          $(1,277,001)    $ (1,114,409)
                                                  ============     ============


BASIC AND DILUTED LOSS PER SHARE                  $      (.11)     $      (.12)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                  11,828,511        9,686,101
                                                   ===========     ============

See accompanying notes to consolidated financial statements.

                                            F-3

                              OMAGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Common Stock         Capital in    Retained
                                                Par         Excess of     Earnings
                                      Shares    Value       Par Value     Deficit)
                                     -------    -----       ---------     --------

Balances at December 31, 2008     9,277,527 $ 9,278      $17,290,331   $(17,882,012)

Contribution of Common Stock
   to 401K Plan                      72,500      72           72,428            -

Stock Option Expense                    -       -            112,328            -

Issuance of Common Stock
   for cash                           2,000       2            1,398            -

Sale of Stock Under Stock
   Equity Distribution
   Agreement                      1,308,877   1,309          553,691            -

Net Loss                                -       -                -       (1,114,409)
                                 ---------- -------      -----------     ----------
Balances at December 31, 2009    10,660,904 $10,661      $18,030,176   $(18,996,421)

Adjustment for Stock Splits              22

Contribution of Common Stock
    To 401K Plan                    289,996     290           72,210

Stock Option Expense                                         110,040

Sale of Common Stock for
    Cash                            336,972     337          304,163
Issuance of Common Stock in
    Payment of salaries payable      82,305      82           99,918

Issuance of Common Stock for
    Stockholder Investor
    relations                       118,750     119           47,381

Sale of Stock Under Stock
    Equity Distribution
    Agreement                       618,697     619          249,381

Net Loss                                -       -                -      (1,277,001)
                                    -------    ----         --------    ----------

Balance At December 31, 2010     12,107,646  12,108        18,913,269  (20,273,422)

See accompanying notes to consolidated financial statements.

                                            F-4

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                           -----------------------
                                                              2010          2009
                                                           -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(1,277,001) $(1,114,409)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                4,022        6,249
    Stock based compensation related to stock options          110,040      112,328
    Issuance of Common Stock for 401K contribution              72,500       72,500
    Issuance of Common Stock for stockholder investor
     Relations                                                  47,500          -
    Issuance of Common Stock in payment of salaries payable    100,000          -
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets and other assets      95       40,917
    Accrued interest on convertible notes payable               33,424       24,736
    Accounts payable                                           (52,629)      99,356
    Accrued expenses and other current liabilities              22,752       21,386
    Accrued officers payroll                                   130,299      254,500
                                                            ----------    ----------
  Net cash flows used by operating activities               (  808,998)   ( 482,437)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                        (1,158)       (1,471)
                                                             ----------  -----------
         Net cash flows used by investing activities           (1,158)       (1,471)
                                                             ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from officers and directors                            ( 1,948)     (16,182)
  Proceeds from sales of common stock                          554,500      556,400
  Issuance of convertible notes payable                        250,000       50,000
                                                            ----------   ----------
         Net cash flows from financing activities              802,552      590,218
                                                            ----------   ----------

NET CHANGE IN CASH                                              (7,604)     106,310

CASH BEGINNING OF YEAR                                         155,821       49,511
                                                            -----------   ----------
CASH END OF YEAR                                           $   148,217    $ 155,821
                                                            ===========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -     $      -
                                                            ===========   ==========

Interest Paid                                                    5,301         6,105
                                                            ===========   ==========

See accompanying notes to consolidated financial statements.

                OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:


     Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. ("Omagine") and its wholly owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC ("LLC"), collectively referred to as the "Company"). LLC, a foreign corporation, was organized in the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2010, cash includes approximately $106,000 in an Oman bank account not covered by FDIC insurance.

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

     Income Taxes - The Company is subject to income taxes at both the federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation. Other than LLC which is subject to income taxes in Oman, the Company is not presently subject to income taxes in any foreign country.

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

     Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting
Standards Codification ("ASC") 718, "Compensation - Stock
Compensation".

For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2010 and 2009 were $110,040 and $112,328, respectively. See Note 5.

Earnings (Loss) Per Share - Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during that period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the years ended December 31, 2010 and 2009, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion on diluted earnings (loss) per share would be anti-dilutive.

                                    Shares Issuable
                                ------------------------
                                 Year Ended December 31,
                                ------------------------
                                 2010              2009
                                 ----              ----
Convertible Notes              266,341            151,115

Stock Options                  404,000            340,000
                               -------            -------

Total Shares                   670,341            491,115
                               =======            =======

NOTE 2 - GOING CONCERN AND LIQUIDITY:

At December 31, 2010, the negative working capital of the Company was $1,367,603. Further, the Company incurred net losses of $1,277,001 and $1,114,409 for the years ended December 31, 2010 and 2009 respectively. These factors raise substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST:

Convertible notes payable and accrued interest consist of:

                                    December 31,    December 31,
                                        2010            2009
                                    ------------    ------------
Due to the president of the Company,
  interest at 8%, originally due
  February 28, 2009 and now are due
  on demand, convertible into common
  stock at a conversion price of
  $2.00 per share:
    Principal                          $ 192,054      $ 192,054
    Accrued interest                      36,285         20,921

Due to the secretary of the Company,
  interest at 8%, originally due
  February 28, 2009 and now are due
  on demand, convertible into common
  stock at a conversion price of
  $2.00 per share:
    Principal                             39,961         39,961
    Accrued interest                       7,550          4,353

Due to a director of the Company,
  interest at 10%, due on September
  16, 2011 ($100,000) and November
  4, 2011 ($50,000), convertible
  into common stock at a conversion
  price of $2.50 per share:
    Principal                            150,000            -
    Interest                               3,685            -

Due to investors, interest at 15%,
  originally due from February 28, 2010
  to March 16, 2010 and now are due on
  demand, convertible into common stock
  at a conversion price of $2.50 per
  share:
    Principal                             50,000         50,000
    Accrued interest                      13,675          6,175

Due to investors, interest at 10%,
  due from July 27, 2011 to October
  19, 2011, convertible into common
  stock at a conversion price of
  $2.50 per share:
    Principal                            100,000            -
    Interest                               3,678            -
                                       ---------      ---------
Totals                                 $ 596,888      $ 313,464
                                       =========      =========


NOTE 4 - COMMON STOCK

In March 2009, the Company issued and contributed a total of 72,500 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company).

In August 2009, the Company sold 2,000 shares of Common Stock to a Director of the Company at a price of $0.70 per share for proceeds of $1,400.

From May 2009 to December 2009, the Company issued a total of 1,308,877 shares of Common Stock for proceeds of $555,000 under the Standby Equity Distribution Agreement with YA Global
Investments, L.P. (See Note 7).

On December 30, 2009, Omagine's stockholders authorized the Board of Directors to effect a 1-for-100 reverse stock split immediately followed by a 20-for-1 forward stock split of the Company's Common Stock (collectively, the "Stock Splits"). The Stock Splits resulted in a net reduction of 42,643,614 shares of Common Stock leaving 10,660,904 shares of Common Stock outstanding as of December 31, 2009. The shareholders also authorized the Board of Directors to reduce the Common Stock authorized from 75,000,000 to 50,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the Stock Splits.

From March 2010 to June 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Standby Equity Distribution Agreement with YA Global
Investments, L.P. (See Note 7).

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company).

On June 2, 2010, the Company issued 118,750 shares of Common
Stock to an investor relations firm in payment of debt totaling
$47,500.

On July 23, 2010, the Company issued 82,305 shares of Common
Stock to the Company's Controller in payment of accrued payroll of $100,000.

From July 2010 to November 2010, the Company sold a total of 336,972 shares of Common Stock for proceeds of $304,500.


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


A summary of stock option activity, adjusted for the effect of Stock Splits, is as follows:

                                         Year Ended December 31,
                                   -----------------------------------
                                      2010                      2009
                                   ----------                ----------

Outstanding at January 1            530,000                    530,000
Granted and Issued                    4,000                        -
Exercised                               -                          -
Forfeited/expired/cancelled          (6,000)                       -
                                  ----------                 ----------

Outstanding at December 31          528,000                    530,000
                                  ----------                 ----------
Exercisable at December 31          404,000                    340,000
                                  ----------                 ----------

Stock options outstanding at December 31, 2010
(all non-qualified) consist of:



   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           150,000            150,000           $1.25           August 31, 2011
  2005            40,000             40,000           $4.10         December 31, 2011
  2007   (A)     160,000            128,000           $1.25            March 31, 2017
  2007            12,000             12,000           $4.50          October 29, 2012
  2008             6,000              6,000           $4.00         December 31, 2012
  2008   (B)     150,000             60,000           $2.60        September 23, 2018
  2008   (C)       6,000              4,000           $2.60        September 23, 2013
  2010             4,000              4,000           $0.51             June 30, 2015
               ---------          ----------
 Totals          528,000            404,000
               =========          =========


   (A) The 32,000 unvested options relating to the 2007 grant are scheduled to vest on April 1, 2011.
   (B) The 90,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on each September 24 in 2011, 2012, and 2013.
   (C) The 2,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2011.

        As of December 31, 2010, there was $221,011 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $92,498 in 2011, $75,447 in 2012, and $53,066 in 2013.

NOTE 6 - INCOME TAXES:

     Deferred tax assets are comprised of the following:

                                               December 31,
                                          ----------------------
                                            2010        2009
                                          ----------  ----------
Federal net operating loss
  carry forwards                          $3,995,000  $3,670,000
State and city net operating loss
  carry forwards, net of
  federal tax benefit                      1,168,000   1,040,000
                                          ----------  ----------
                                           5,163,000   4,710,000
Less: Valuation allowance                  5,163,000   4,710,000
                                         ----------- -----------
Total                                    $       -   $       -
                                          ==========  ==========

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2010 and 2009.

     Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2010.

     At December 31, 2010, the Company had federal net operating loss carry forwards of approximately $11,414,000, expiring in various amounts from fiscal year 2011 to fiscal year 2030. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. Rent expense for the Company's executive offices for 2010 and 2009 was $88,607 and $88,127 respectively. The Company also rents warehouse space in Jersey City, New Jersey under a month to month lease. Rent expense for the warehouse space for 2010 and 2009 was $6,900 and $12,075 respectively. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2011. Rent expense for the Company's Oman office for 2010 and 2009 was $40,560 and $40,774, respectively.

At December 31, 2010, the future minimum lease payments under non-cancelable operating leases are as follows:

2011                                 $  56,800
2012                                    56,800
2013                                     9,466
                                     ----------
Total                                $ 123,066
                                     ==========

Employment Agreements
---------------------

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The Company's Compensation Committee will decide terms of a new employment agreement in the second quarter of 2011.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company intends to enter into a new employment agreement with this individual.


Equity Financing Agreement
--------------------------

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the terms of the SEDA Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock to YA (the "Shares") at a "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000). YA is obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed two hundred thousand Dollars ($200,000). The Company has filed the Registration Statement with the SEC and the SEC declared Omagine's Registration Statement to be effective as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make Sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. the SEDA expires on April 30, 2011 and the effectiveness of the Company's Registration Statement expires subsequent to April 30, 2011. All sales of Shares pursuant to the SEDA are made at the sole discretion of the Company.

The Company has executed a new term sheet ("Term Sheet") with YA for a new SEDA under substantially the same terms and conditions as the SEDA executed between YA and the Company in December 2008. The Company is currently reviewing the new SEDA documents and plans to conclude any discussions with YA and enter into the new SEDA during the second quarter of 2011.

Omagine Project
---------------

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately

245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the signing of a Development Agreement with the Government of Oman for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

NOTE 9 - SUBSEQUENT EVENTS

From January 2, 2011 to April 15, 2011, the Company issued a total of 170,502 shares of Common Stock for proceeds of $150,000 under the Standby Equity Distribution Agreement with YA Global
Investments, L.P.

On January 19, 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are officers of the Company).

On February 11 and 22, 2011, the Company sold a total of 57,018 shares of Common Stock to one accredited investor for total proceeds of $50,000.

On March 3, 2011, the Company issued 15,000 shares of Common
Stock to a third party vendor for services rendered to the Company.