Form 10-Q
period 2011-03-31
Omagine, Inc.
filed 2011-05-16
CIK 820600

                          FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 2011
                                --------------

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

As of May 12, 2011, the Registrant had outstanding 12,601,361 shares of Common Stock, par value $.001 per share.


















                            (2)

                       OMAGINE, INC.
                          INDEX

Forward-Looking Statements

             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS:
       MARCH 31, 2011 AND DECEMBER 31, 2010

       CONSOLIDATED STATEMENTS OF OPERATIONS:
       THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY:
       THREE MONTHS ENDED MARCH 31, 2011

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
       THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

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















                            (4)

                             PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                            OMAGINE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                    March 31,       December 31,
                                                      2011              2010
           ASSETS                                   ---------       -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                             $ 101,643          $ 148,217
  Prepaid expenses and other current assets           10,737                150
                                                    --------           --------
       Total Current Assets                          112,380            148,367
                                                    --------           --------
PROPERTY AND EQUIPMENT:
  Office and computer equipment                      132,570            132,570
  General plant                                       17,800             17,800
  Furniture and fixtures                              15,951             15,951
  Leasehold improvements                                 866                866
                                                    --------           --------
                                                     167,187            167,187
  Less: Accumulated depreciation and amortization   (161,925)          (160,990)
                                                    --------           --------
                                                       5,262              6,197
                                                    --------           --------
  Other assets                                        13,361             13,361
                                                    --------           --------

TOTAL ASSETS:                                      $ 131,003          $ 167,925
                                                   =========          =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable and accrued
     interest                                      $ 609,479          $ 596,888
  Accounts payable                                   364,529            403,095
  Accrued officers' payroll                          509,799            457,299
  Due officers and directors                           8,045              8,205
  Accrued expenses and other current liabilities      55,463             50,483
                                                   ---------          ---------
        Total Current Liabilities                  1,547,315          1,515,970
        Long Term Liabilities                            -                  -
                                                   ---------          ---------

TOTAL LIABILITIES:                                 1,547,315          1,515,970
                                                   ---------          ---------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock:
  $0.001 par value
  Authorized: 850,000 shares
   Issued and outstanding: - none                        -                  -

  Common stock:
  $0.001 par value
  Authorized: 50,000,000 shares
   Issued and outstanding:
    12,364,162 shares in 2011                         12,364
    12,107,646 shares in 2010                                            12,108
Capital in excess of par value                    19,190,388         18,913,269
Retained earnings (deficit)                      (20,619,064)       (20,273,422)
                                                 -----------        -----------
     Total Stockholders' Equity (Deficit)         (1,416,312)        (1,348,045)
                                                 -----------         ----------
Total Liabilities And Stockholders' Equity       $   131,003         $  167,925
                                                 ===========         ==========


See accompanying notes to consolidated financial statements.




                                         (5)

                      OMAGINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        THREE MONTHS ENDED
                                                            March 31,
                                                      ----------------------
                                                       2011            2010
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)
REVENUE:
  Net sales                                       $       -        $      -
                                                   ----------      -----------
Total revenue                                             -               -
                                                   ----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                           -               -

  Officers and directors compensation
    (including stock-based compensation
     Of $90,933 and $95,318 respectively)             163,433         167,818
  Professional fees                                    42,390          31,898
  Travel                                               15,486           8,352
  Occupancy                                            32,418          33,219
  Other general and administrative                     78,588          64,865
                                                   ----------      ----------
  Total Costs and Expenses                            332,315         306,152
                                                   ----------      ----------
OPERATING LOSS                                       (332,315)       (306,152)

  Interest income                                         -               -
  Interest expense                                    (13,327)         (7,801)
                                                  ------------     -----------
NET LOSS                                          $  (345,642)     $ (313,953)
                                                  ============     ===========

LOSS PER SHARE - BASIC AND DILUTED                $      (.03)     $     (.03)
                                                  ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC AND DILUTED                                12,240,373      10,770,719
                                                  ===========      ===========

See accompanying notes to consolidated financial statements.






                                           (6)


                           OMAGINE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                    Common Stock
                                  ----------------    Capital in    Retained
                                            Par       Excess of     Earnings
                                  Shares    Value     Par Value    (Deficit)
                                 ---------------------------------------------

Balances At December 31, 2010  12,107,646   $12,108   $18,913,269 $(20,273,422)

Contribution of Common Stock
   to 401K Plan                    51,784        52        72,448

Stock option expense                  -         -          23,125

Sale of Common Stock for cash      57,018        57        49,943

Sale of Stock Under Standby
   Equity Distribution
   Agreement                      132,714       132       124,868

Stock grant to consultant          15,000       15          6,735

Net loss                              -        -              -       (345,642)
                               ----------   -------   -----------  -----------
Balances At March 31, 2011     12,364,162   $12,364   $19,190,388 $(20,619,064)
                               ----------   -------   ----------- ------------

See accompanying notes to consolidated financial statements.

                                           (7)

                            OMAGINE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2011         2010
                                                                ----         ----
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                   $(345,642)  $ (313,953)
  Adjustments to reconcile net loss to net cash
   flows used by operating activities:
    Depreciation and amortization                                  935          948
    Stock based compensation related to stock options           23,125       27,510
    Issuance of Common Stock for 401K contribution              72,500       72,500
    Issuance of stock grant to consultant                        6,750
 Changes in operating assets and liabilities:
    Prepaid expenses and other current assets and other
     assets                                                    (10,587)        (640)
    Accounts payable                                           (38,566)      32,038
    Accrued expenses and other current liabilities               4,980        5,547
    Accrued officers' payroll                                   52,500       72,500
    Accrued Interest on convertible notes payable               12,591        6,426
                                                             ----------   ----------
  Net cash flows used by operating activities                 (221,414)    ( 97,124)
                                                             ----------   ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from officers and directors                            (  160)      (2,450)
   Proceeds from sales of common stock                         175,000       50,000
                                                            -----------    ----------
         Net cash flows provided by financing activities       174,840       47,550
                                                            -----------    ----------

NET CHANGE IN CASH                                             (46,574)    ( 49,574)

CASH BEGINNING OF PERIOD                                       148,217      155,821
                                                            -----------   ----------
CASH END OF PERIOD                                          $  101,643  $   106,247
                                                            =========== ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                        $       -    $       910
                                                           ============ ============
  Interest paid                                            $       -    $       -
                                                           ============ ============


See accompanying notes to consolidated financial statements.

                                        (8)

OMAGINE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED (UNAUDITED) INTERIM
                    FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The consolidated balance sheet for Omagine, Inc. ("Omagine" or the "Company") at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-K for the Company's fiscal year ended December 31, 2010 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

For the three months ended March 31, 2011 and 2010, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive.


                                       Shares Issuable
                                     ------------------
                                     Three Months Ended
                                         March 31,
                                     ------------------
                                     2011          2010
                                     ----          ----


Convertible Notes                   271,835       136,008


Stock Options                       404,000       342,000
                                    -------       -------

Total Shares                        675,835       478,008
                                    -------       -------

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine and its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC, collectively referred to as the "Company". On November
23, 2009, Omagine LLC ("LLC"), an Omani corporation, was organized by Omagine in the Sultanate of Oman. LLC is presently owned 95% by Omagine and 5% by JOL. LLC's ownership is expected to be reduced to a 60% majority ownership by Omagine via the sale of newly issued LLC common stock to three minority investors who are expected to purchase an aggregate of 40% of LLC for a total aggregate investment of $69.4 million. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2011, the negative working capital of the Company was $1,434,935. Further, the Company incurred net losses of $345,642 and $1,277,001 for the three months ended March 31,

                            (10)

2011 and for the year ended December 31, 2010, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST


Convertible notes payable and accrued interest consist of:

                                      March 31,     December 31,
                                        2010           2009
                                      ---------     ------------

Due to the president of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                         $ 192,054     $ 192,054
    Accrued interest                     40,074        36,285

Due to the secretary of the Company,
  interest at 8%, due on demand,
  convertible into common stock at
  a conversion price of $2.00 per
  share:
    Principal                            39,961        39,961
    Accrued interest                      8,338         7,550

Due to a director of the Company,
  interest at 10%, due on September
  16, 2011($100,000) and November
  4, 2011 ($50,000), convertible into
  common stock at a conversion
  price of $2.50 per share:
    Principal                           150,000       150,000
    Interest                              7,384         3,685

Due to investors, interest at 15%,
  due on demand, convertible into
  common stock at a conversion price
  of $2.50 per share:
    Principal                            50,000        50,000
    Accrued interest                     15,524        13,675

Due to investors, interest at 10%,
  due from July 27, 2011 to October
  19, 2011, convertible into common
  stock at a conversion price of
  $2.50 per share:
    Principal                           100,000       100,000
    Interest                              6,144         3,678
                                       --------       -------

Totals                                $ 609,479     $ 596,888
                                      =========     =========



                            (11)

NOTE 4 - COMMON STOCK


In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

In March 2010, the Company issued a total of 83,257 shares of Common Stock for proceeds of $50,000 under the Standby Equity
Distribution Agreement with YA Global Investments L.P. (See
Note 6).

From January 2011 to March 2011 the Company issued a total of 132,714 shares of Common Stock for proceeds of $125,000 under the Standby Equity Distribution Agreement with YA Global
Investments L.P. (See Note 6).

In February and March 2011, the Company sold to an accredited investor 57,018 shares of Common Stock for proceeds of $50,000.

On March 4, 2011, the Company issued 15,000 shares of Common
Stock to a consultant for services rendered.


NOTE 5 - STOCK OPTIONS

The following is a summary of stock option activity for the three months ended March 31, 2011:

Outstanding at January 1, 2011                        528,000
Granted and Issued                                        -
Exercised                                                 -
Forfeited/expired/cancelled                               -
                                                    ---------

Outstanding at March 31, 2011                         528,000
                                                    ---------

Exercisable at March 31, 2011                         404,000
                                                    ---------

                            (12)

Stock options outstanding at March 31, 2011 (all non-qualified) consist of:

   Year           Number            Number            Exercise           Expiration
 Granted        Outstanding       Exercisable          Price                Date
 -------        -----------       -----------         --------           ----------

  2001           150,000            150,000           $1.25           August 31, 2011
  2005            40,000             40,000           $4.10         December 31, 2011
  2007(A)        160,000            128,000           $1.25            March 31, 2017
  2007            12,000             12,000           $4.50          October 29, 2012
  2008             6,000              6,000           $4.00         December 31, 2012
  2008(B)        150,000             60,000           $2.60        September 23, 2018
  2008(C)          6,000              4,000           $2.60        September 23, 2013
  2010             4,000              4,000           $0.51             June 30, 2015
               ---------          ----------
 Totals          528,000            404,000
               =========          ==========

   (A)  The 32,000 unvested options relating to the 2007 grant are scheduled to vest on April 1, 2011.
   (B)  The 90,000 unvested options relating to the 2008 grant are scheduled to vest
        30,000 on each September 24, 2011, 2012 and 2013.
   (C)  The 2,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2011.

       As of March 31, 2011, there was $197,886 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized
       $69,373 in 2011, $75,447 in 2012 and $53,066 in 2013.


                                      (13)

NOTE 6 - COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2011. Rent expense for the three months ended March 31, 2011 and 2010 was $32,418 and $33,219, respectively.

At March 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows:

          2011                 42,600
          2012                 56,800
          2013                  9,466
                            ----------
          Total             $ 108,866
                            ==========

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The Company's Compensation Committee expects to decide terms of a new employment agreement in the second quarter of 2011. For the three months ended March 31, 2011, the Company has continued to accrue salaries payable to the President on the basis of an annual salary of $125,000.

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

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity

                            (14)

Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). Pursuant to the terms of the SEDA, Omagine may, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock (the "Shares") to YA at a per Share "Purchase Price" equal to 95% of the lowest daily volume weighted average price for a share of Omagine's Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the "Pricing Period"). During the term of the SEDA, the Company is not obligated to sell any Shares to YA but may, at its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $5,000,000 in the aggregate. YA is obligated to purchase such Shares from the Company subject to certain conditions including
(i) Omagine filing a registration statement with the Securities and Exchange Commission (the "SEC") to register the Shares ("Registration Statement"), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares may not exceed $200,000. All sales of Shares pursuant to the SEDA are made at the sole discretion of the Company. The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011.

On May 4, 2011, The Company executed a new two year SEDA with YA
Global Master SPV Ltd. ("YA Ltd.") under substantially the same terms and conditions as the SEDA executed between YA and the Company in December 2008. See Note 7.

Omagine Project

The Company's proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the conclusion of the documentary process with respect to the

                            (15)

Omagine Project and the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

NOTE 7 - SUBSEQUENT EVENTS

In April 2011, the Company sold a total of 60,728 shares of its Common Stock to YA pursuant to the SEDA for proceeds of $40,000.

On May 4, 2011, the Company executed a new two year SEDA with YA Ltd. under substantially the same terms and conditions as the SEDA dated December 22, 2008 (See Note 6). Pursuant to the SEDA, the Company issued one hundred seventy six thousand four hundred seventy one (176,471) restricted shares of Common Stock to YA Ltd. in satisfaction of YA Ltd.'s $150,000 commitment fee for the SEDA.



ITEM 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

As of the date of this report all of the Company's operations are conducted through its wholly-owned subsidiaries, Journey of Light, Inc. ("JOL") and Omagine LLC ("LLC").


Critical Accounting Policies:
-----------------------------
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of

                            (16)
our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition. In the event the Company signs a Development Agreement with the Government of Oman, the Company and Omagine LLC will recognize revenue ratably over the development period, measured by methods appropriate to the services and products provided.

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

* Unexpected economic or political changes in the United States or abroad, or political instability or civil unrest in Oman or in the Middle East & North Africa (the "MENA Region");

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

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the "Omagine Site") just west of the capital city of Muscat and nearby Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips, and docking facilities; a five-star resort hotel, a four-star resort hotel and possibly an additional three or four-star hotel; commercial office buildings; shopping and retail establishments integrated

                              (18)
with the hotels, and more than two thousand residences to be developed for sale.

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

The Development Agreement
-------------------------

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project, and the Government's and Omagine LLC's rights and obligations with respect to the Omagine Project, is the "Development Agreement" (the "DA").

In June 2010 the Ministry of Tourism of the Sultanate of Oman ("MOT") approved the proposed Development Agreement between the Government and Omagine LLC. The Government approval process required additional approvals from the Ministry of Finance ("MOF") and the Ministry of Legal Affairs ("MOLA") of the Sultanate of Oman. In October 2010 the proposed Development Agreement was approved by MOF. Following Omagine LLC's response to MOLA's comments on the DA, MOT informed Omagine LLC in writing (the "MOT Transmittal") that all matters are now finalized. MOT had also requested that we provide MOT with the final version of the DA so that MOT and Omagine LLC may proceed with the execution of the DA. On March 30, 2011 in response to the MOT Transmittal, Omagine LLC's attorneys sent the final version of the DA (the "Final DA") to the MOT.

                              (19)

While, management presently expects that the Final DA will in fact be final, management cautions that (i) some of the language in the MOT Transmittal was vague, and (ii) the MOT Transmittal sought at the last minute to reopen long-ago agreed and approved matters and the reopening of these previously agreed and approved matters was rejected by Omagine LLC. Omagine LLC counsel subsequently communicated in writing to the MOT providing historical documentation in support of these matters having previously been agreed to and successfully concluded. The MOT legal department thereafter informed
Omagine LLC that the newly appointed Minister of Tourism is presently reviewing the agreements for all ITC projects, including the Final DA for the Omagine Project and that we should have MOT's advice shortly.

The date of signing the Development Agreement is entirely in the hands of the Government but management anticipates that the DA will be signed shortly after the completion of the aforesaid review process and the registration with the Ministry of Commerce of Oman of the ownership positions of the Omagine LLC shareholders (the "Registration"). The Registration is a necessary condition precedent to the signing of the DA.

In spite of the extraordinary delays to date, the Company believes that the Government remains eager to conclude and sign the DA as soon as possible. We are presently awaiting the MOT's response to the Final DA.

The Shareholder Agreement
-------------------------

The Office of Royal Court Affairs ("RCA"), is an Omani organization representing the personal interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman. Consolidated Contractors International Company, SAL, ("CCIC") is a Lebanese multi-national company headquartered in Athens, Greece. In 2010 CCIC had approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in, among other places, every country in the MENA Region. Consolidated Contracting Company S.A. ("CCC-Panama") is a wholly owned subsidiary of CCIC and is its investment arm. Consolidated Contractors (Oman) Company LLC, ("CCC-Oman") is an

                              (20)

Omani limited liability company and is CCIC's operating subsidiary in Oman.

The three new Omagine LLC investors are (i) RCA, (ii) CCC-Panama and (iii) CCC-Oman (collectively, the "New Shareholders"). Extensive discussions and negotiations among the New Shareholders and their respective attorneys and Omagine, Inc. and its attorneys took place between January 2011 and mid-April 2011. A written agreement (the "Shareholder Agreement") has now been verbally agreed by the New Shareholders and Omagine, Inc. The parties to the Shareholder Agreement are the New Shareholders and Omagine, Inc.

The Shareholder Agreement is not a legally binding agreement until it is signed by all the parties and management presently expects that the Shareholder Agreement will be signed by it and the New Shareholders imminently. At the end of April 2011 Omagine LLC received verbal confirmation from RCA that the RCA investment committee and the RCA legal department had both reviewed and approved the Shareholder Agreement and that it is now with the Minister of the Royal Court for his signature. The Company anticipates that the Minister of RCA (also newly appointed) will review and sign the Shareholder Agreement imminently.

The following discussion and all references in this report to "the Shareholder Agreement" assumes that the Shareholder Agreement will be signed by all the parties thereto. Notwithstanding the foregoing sentence or any reference in this report to the Shareholder Agreement, no assurance can be given at the present time that the Shareholder Agreement will actually be signed by the parties thereto.

The Shareholder Agreement will supersede and replace all other prior agreements or memoranda of understanding between or among any party and Omagine LLC or the Company with respect to investment in and ownership of Omagine LLC.

Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. will reduce its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC will sell newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc.

                              (21)

The Shareholder Agreement defines the "Financing Agreement Date" as the day upon which Omagine LLC and an investment fund, lender or other person first execute and deliver a legally binding financing agreement. The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA.

The Shareholder Agreement specifies that the New Shareholders will fund the bulk of their respective investments on or shortly after the Financing Agreement.

The Shareholder Agreement specifies that Omagine, Inc. and JOL will ultimately invest a total of 300,000 Omani Rials (approximately $780 thousand U.S. dollars) into Omagine LLC in three tranches, the result of which will be that Omagine, Inc. will reduce its 100% ownership of the capital stock of Omagine LLC to 60%. The Shareholder Agreement also specifies that the Omagine LLC shares presently owned by JOL will be transferred to Omagine, Inc.

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

                              (22)

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

Although present market conditions remain somewhat unsettled, management remains optimistic that subsequent to the signing of the DA, Omagine LLC will be able to sell a percentage of its equity to one or more third party investors for an amount in excess of the average investment amount of the New Shareholders.

Pursuant to the terms of the Shareholder Agreement as presently agreed:

1. the New Shareholders (RCA, CCC-Panama and CCC-Oman) will subscribe for and purchase an aggregate of 40% of the capital stock of Omagine LLC for an aggregate cash investment into Omagine LLC of 26,688,125 Omani Rials (approximately (69,389,125 U.S. dollars) of which 60,000 Omani Rials (approximately (156,000 U.S. dollars) will be invested before the DA is signed and 26,628,125 Omani Rials (approximately 69,233,125 U.S. dollars) will be invested on, or shortly after, the Financing Agreement Date, and

2. Omagine, Inc. will own 60% of Omagine LLC and Omagine, Inc.'s aggregate cash investment into Omagine LLC will be 300,000 Omani Rials (approximately 780,000 U.S. dollars) of which:
(i) 20,000 Omani Rials (approximately 52,000 U.S. dollars) was invested by Omagine, Inc. in November 2009 to organize Omagine LLC; and
(ii) 70,000 Omani Rials (approximately 182,000 U.S. dollars) will be invested by Omagine, Inc. before the DA is signed. $162,500 of the foregoing $182,000 was invested by Omagine, Inc. during the fourth quarter of 2010 leaving a balance of 7,500

                              (23)

Omani Rials or $19,500 to be invested by Omagine, Inc. before the DA is signed; and
(iii) the OMAG Final Investment of 210,000 Omani Rials
(approximately 546,000 U.S. dollars) will be invested by Omagine, Inc. after the DA is signed but before the Financing
Agreement Date.

All of the aforementioned investment amounts and ownership percentages were negotiated in arms-length transactions between Omagine LLC and the New Shareholders by Omagine, Inc. management on behalf of Omagine LLC.

The Shareholder Agreement specifies that Omagine LLC will have approximately $70 million of capital represented by cash investments by Omagine, Inc. and the New Shareholders. Although it remains uncertain as of the date hereof Omagine LLC may also have a yet to be determined amount of additional capital resulting from RCA's payment-in-kind to Omagine LLC.

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

While Omagine LLC will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if it wishes to begin extensive design and development activities it will have to sell

                              (24)
additional equity or raise additional alternative financing.
Otherwise it will have wait until the Financing Agreement Date occurs to perform such extensive design and development activities.

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

Consolidated Contractors International Company, S.A.L. ("CCIC") is a 50 year old Lebanese multi-national corporation headquartered in Athens, Greece whose main activities involve general building and contracting services. CCIC employs approximately 120,000 people worldwide, has annual revenue of approximately $5.5 billion and operations in, among other places, all the countries in the MENA Region.

Consolidated Contracting Company S.A., a Panamanian corporation
("CCC-Panama") is a wholly owned subsidiary of CCIC and is the investment arm of CCIC.

Consolidated Contractors Company (Oman), LLC, an Omani limited liability company ("CCC-Oman") is a construction company with approximately 13,000 employees in Oman and is CCIC's operating subsidiary in Oman.

Pursuant to the Shareholder Agreement, CCC-Panama and CCC-Oman will invest an aggregate of 19,010,000 Omani Rials (equivalent to $49.4 million) into Omagine LLC and CCC-Oman will (subject to the approval of all the shareholders of Omagine LLC) be appointed as the general contractor for the construction of the Omagine Project. The investments by CCC-Panama and CCC-Oman will be contingent only upon the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as such general contractor.

Omagine, Inc. invested 20,000 Omani Rials, (equivalent to
$52,000) into Omagine LLC at its formation in November 2009 and an additional 62,500 Omani Rials (equivalent to $162,385) during

                              (25)
the fourth quarter of 2010. Pursuant to the Shareholder
Agreement, Omagine, Inc. will make additional capital investments into Omagine LLC of (i) 7,500 Omani Rials
(equivalent to $19,500) prior to the signing of the DA and (ii)
210,000 Omani Rials (equivalent to $546,000) [the "OMAG Final
Investment"] after the signing of the DA but prior to the Financing Agreement Date.

Omagine, Inc. will, as provided for in the Shareholder
Agreement, receive payment in full of (i) the Pre-Development
Expense Amount and, (ii) a "success fee" as described below.

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

The Shareholder Agreement defines the "Draw Date" as the date upon which Omagine LLC receives the first amount of debt financing pursuant to a legally binding financing agreement. The Shareholder Agreement specifies that the Pre-Development Expense Amount will be paid to Omagine, Inc. as follows: (i) fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. on or within ten (10) Days after the Draw Date, and (ii) the remaining fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. in five equal annual installments beginning on the first anniversary of the Draw Date.

The Shareholder Agreement further specifies that in addition to the Pre-Development Expense Amount, a "success fee" of ten (10) million U.S. dollars will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

The Shareholder Agreement provides that Omagine LLC shall, subject to the approval of the Omagine LLC shareholders hire Michael Baker Corp. ("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design

                              (26)
and construction management services to a wide variety of clients including the Department of Defense and several state governments. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker's future involvement with Omagine LLC. In March 2011 the President and CEO of Baker and a Vice-President met with the Company's president in Oman.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine, Inc. and the New Shareholders must first sign the Shareholder Agreement and Omagine LLC and the Government must then sign the Development Agreement. While this process has been delayed to date, management remains confident that the Shareholder Agreement will be signed by it and the New Shareholders within the next several days and although the

                              (27)
precise date for the signing of the DA is not possible to predict at this time, management presently believes that attainment of the ultimate objective of signing the Development Agreement with the Government is also imminent. As of the date of this report, management believes that the only remaining tasks before signing the DA are (i) signing the Shareholder Agreement, and (ii) the Registration.

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

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the project financing environment in Oman remains more cautious and challenging than before the crisis. Management is in contact on a regular basis

                              (28)
with Bank Muscat and other MENA Region and international financial institutions regarding the financing of the Omagine Project and presently management is cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdown and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants expect that price stabilization followed by a recovery in both transaction volume and pricing is expected to occur during 2011 and 2012. Should this recovery in fact occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC's present plans contemplate a year of intensive design and planning activities followed by the launch in the second half of 2012 of residential and commercial sales at the Omagine Project.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction costs have and will become proportionately more accurate. The Company presently expects, based on present assumptions of Omagine LLC's updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on present assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project's 2012 sales launch will be at least equal to the prices that are presently budgeted in Omagine LLC's financial model.

As noted herein, costs and selling prices remain somewhat

                              (29)
volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Omagine LLC's financial model is frequently updated, modified and adjusted in order to capture what management believes are present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recent probable case scenario forecasts net positive cash flows for Omagine LLC in excess of $1 billion dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project in excess of $500 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require.

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

Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices

                              (30)
for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. The market absorption rates (number of market transactions) for new residential housing is presently tepid but some market observers and real estate agents expect a resurgence during 2011 with others expecting it in 2012 as existing pent-up demand is unleashed and buyers' caution ameliorates. Assuming the DA is signed in June of 2011, Omagine LLC would not begin offering residential units for sale until approximately the second half of 2012.

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

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project,
(ii) negotiating the outlines of initial contracts with the major vendors, contractors and financial institutions proposed

                              (31)
to be involved in the Omagine Project, (iii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iv) examining various tax structures, (v) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) subsequent to the Financing Agreement Date, (vi) examining various other matters we believe will enhance shareholder value subsequent to the Financing Agreement Date (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest shareholder relations efforts), and (vii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

Projections and assumptions contained and expressed herein are based on information available to the Company at the time so

                              (32)
furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

The Company's website is www.omagine.com and a dedicated investor relations hub for Omagine, Inc. may be found at www.agoracom.com/IR/Omagine.




RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2011 vs.
THREE MONTHS ENDED MARCH 31, 2010

The Company had no revenue in the first quarter of 2011 and 2010.

Selling, general and administrative expenses were $332,315 in the first quarter of 2011, compared to $306,152 in the first quarter of 2010. This increase of $26,163 (9%) was attributable to decreased stock option expense of $4,386, decreased insurance fees of $2,440, decreased stockholder relations of $7,511 and other decreases totaling $2,353, offset by increased consulting fees of $16,805,increased fringe benefits of $2,572,increased accounting fees of $5,850, increased legal fees of $10,492 and increased travel expense of $7,134.

The Company experienced an operating loss of $332,315 during the first quarter of 2011 as compared to an operating loss of $306,152 during the same period in the previous fiscal year. This $26,163 (9%) increase in the Company's operating loss is attributable to increases in general and administrative costs as discussed in the preceding paragraph.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company's business is

                              (33)
such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended March 31, 2011. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net loss for the three months ended March 31, 2011 was $345,642. During the three months ended March 31, 2011, the Company experienced a decrease in cash of $46,574. At March 31, 2011, the Company had a working capital deficit of $1,434,935, compared to working capital deficit of $1,367,603 at December 31, 2010. The $67,332 increased deficit in working capital is attributable primarily to the $46,574 decrease in cash, the $52,500 increase in accrued officers' payroll, and a $38,566 decrease in accounts payable. Of the $1,547,315 of current liabilities at March 31, 2011, $960,854 (62%) represent amounts due to officers and directors.

The failure of the Company to secure additional funding to implement its business plan, or the failure to sign the Development Agreement for the Omagine Project will significantly affect the Company's ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, L.P. ("YA"). The SEDA expired on April 30, 2011. Pursuant to the SEDA Omagine could, at its sole option and upon giving written notice to YA (a "Purchase Notice"), sell shares of its Common Stock ("Shares") to YA ("Sales") at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five

                              (34)
million dollars ($5,000,000)in the aggregate. YA was obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares could not exceed two hundred thousand dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011 and the SEC effective status expired subsequent to April 30, 2011. All sales of Shares pursuant to the SEDA were made at the sole discretion of the Company.

On May 4, 2011, The Company executed a new two year SEDA (the "New SEDA") with YA Global Master SPV Ltd ("YA Ltd") under substantially the same terms and conditions as the SEDA executed between YA and the Company in December 2008. YA Ltd's obligation to purchase shares of Common Stock under the New SEDA is subject to certain conditions, including (i) Omagine obtaining an effective registration statement for shares of Common Stock sold under the SEDA ("Registration Statement") and (ii) the amount for each equity tranche designated by Omagine to be no greater than the greater of (i) two hundred thousand dollars ($200,000) or (ii) an amount calculated by multiplying the daily trading volume of the Company's Common Stock by the bid price for such Common Stock for each of the five trading days prior to the day that the Company delivers written notice to YA Ltd of its intended equity tranche and then averaging such five amounts.

The Company intends to file a Registration Statement in connection with the New SEDA as soon as possible. The Company cannot sell shares of its Common Stock to YA Ltd under the New SEDA until the SEC declares effective the Registration Statement to be filed by the Company. There can be no assurance given at this time that such Registration Statement will be declared effective or that the Company will be able to raise or secure the significant amounts of financing necessary for it to execute

                              (35)
its presently conceived business plan. The Company intends to utilize the New SEDA to fund its operations as necessary and to fund the OMAG Final Investment into Omagine LLC.


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

Based upon that Evaluation, the Company's chief executive and financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011. The Evaluation did not identify the occurrence of any change in the Company's internal control over financial reporting during the first quarter of fiscal 2011 that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The product enables the Company to document and assess the

                              (36)
design of controls, track the testing of their effectiveness and easily locate and remedy any deficiencies. The Company pays an annual fee for unlimited access to the web-based platform (the "Agreement"). The Agreement automatically renews each February for subsequent one year periods, unless the Company notifies the software supplier of its intention not to renew such Agreement.

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


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds


During the three months ended March 31, 2011, the Company sold 57,018 shares of Common Stock to one accredited investor for proceeds of $50,000 pursuant to two Subscription Agreements.

The above sales of shares of our restricted Common Stock were made in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933 as amended (the "Act"), and under similar exemptions afforded under the laws of various states only to "accredited investors" as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. The Company obtained representations and warranties from the purchaser in his Subscription Agreements to support the Company's reliance on this exemption.

The Company intends to use the proceeds from the abovementioned

                              (37)
sales of restricted stock for working capital, operating expenses and general corporate purposes.

ITEM 6.    Exhibits

        Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers           Description
-------           -----------

3(i) a Restated Certificate of Incorporation of the Company (2)

3(ii)             By-laws of the Company (1)

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











                              (38)

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: May 16, 2011            OMAGINE, INC.
                               (Registrant)


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



                              (39)