Form 10-K/A
period 2010-12-31
Omagine, Inc.
filed 2011-07-27
CIK 820600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 0-17264

Omagine, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-2876380
(State of incorporation)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
(Address of Principal Executive Offices)

Registrant's telephone number and area code: (212) 563-4141

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended ("Securities Act").[ ] Yes  [x] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[  ] Yes [x] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes [ x] No

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

As of April 15, 2011, the Registrant had outstanding 12,401,950 shares of Common Stock, par value $.001 per share ("Common Stock").

EXPLANATORY NOTE

Omagine, Inc. is filing this amendment No. 1 on Form 10-K/A (the “Amended Filing”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission on April 15, 2011 (the “Original Filing”) to amend and restate “Item 9A, Controls and Procedures” of the Original Filing.

This Amended Filing continues to speak as of the date of the Original Filing and except as expressly set forth herein this Amended Filing does not update information contained in the Original Filing to reflect facts or events that may have occurred subsequent to the date of the Original Filing or subsequent to any periods for which disclosure was otherwise provided in the Original Filing.

This Amended Filing does not affect the Company’s consolidated financial statements for any period. This Amended Filing should be read in conjunction with the Original Filing, and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings. Because this Amendment No. 1 does not include financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting includes disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of management, including the Company's chief executive and financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (an “Evaluation”).

The Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Omagine’s internal control over financial reporting.  The Company has adopted a web-based software solution in order to automate and streamline its compliance program and to enable the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies in the internal controls over financial reporting.

Based upon the Evaluation, management’s assessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2010 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The Evaluation did not identify the occurrence during the fourth fiscal quarter of 2010 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

Omagine, Inc. is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such attestation requirement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibit index below lists the exhibit that is filed as part of this Amended Filing.

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Filing to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July 2011.

Omagine, Inc.

/s/Frank J. Drohan,
Frank J. Drohan, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Sarbanes-Oxley 302 certification