Form 10-Q
period 2011-06-30
Omagine, Inc.
filed 2011-08-12
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

Commission File Number: 0-17264

Omagine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2876380
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, Suite 1103, New York, N.Y. 10118
(Address of principal executive offices)

(212) 563-4141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[x] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

As of August 12, 2011, the registrant had outstanding 12,715,262 shares of common stock, par value $.001 per share.

OMAGINE, INC.

INDEX

Forward-Looking Statements

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS	4

	CONSOLIDATED BALANCE SHEETS:
	JUNE 30, 2011 AND DECEMBER 31, 2010	4

	CONSOLIDATED STATEMENTS OF OPERATIONS:
	THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010	5
	SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010	5

	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY:
	SIX MONTHS ENDED JUNE 30, 2011	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS:
	SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010	7

	NOTES TO FINANCIAL STATEMENTS	8

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4:	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 6:	EXHIBITS	21

SIGNATURES		22

Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to Omagine, Inc. (the “Company”) at the time so furnished and as of the date of this report. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL  INFORMATION

ITEM  1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$120,698	$148,217
Prepaid expenses and other current assets	650	150
Total Current Assets	121,348	148,367

PROPERTY AND EQUIPMENT:
Office and computer equipment	132,570	132,570
General plant	17,800	17,800
Furniture and fixtures	15,951	15,951
Leasehold improvements	866	866
	167,187	167,187
Less accumulated depreciation and amotization	(162,860)	(160,990)
	4,327	6,197

Other assets	13,161	13,361

TOTAL ASSETS	$138,836	$167,925

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$622,209	$596,888
Accounts payable	422,484	403,095
Accrued officers payroll	572,300	457,299
Due officers and directors	7,730	8,205
Accrued expenses and other current liabilities	61,010	50,483
Amounts received from Omagine LLC noncontrolling
parties to be satisfied through future issuance
of Omagine LLC noncontrolling common stock	58,500	-
Total Current Liabilities	1,744,233	1,515,970
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,744,233	1,515,970

STOCKHOLDERS' DEFICIENCY:

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
12,697,935 shares in 2011	12,698
12,107,646 shares in 2010		12,108
Capital in excess of par value	19,608,178	18,913,269
Accumulated deficit	(21,226,273)	(20,273,422)

Total Stockholders' Deficiency	(1,605,397)	(1,348,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$138,836	$167,925

See accompanying notes to consolidated financial statements.

See the accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Revenue	$-	$-	$-	$-

EXPENSES:

Officers and directors compensation (including
stock-based compensation of $18,433, $22,818, $109,366,
and $118,136, respectively)	104,433	95,318	267,866	263,136
Professional fees	12,765	83,332	55,155	115,230
Consulting fees	8,766	881	40,016	15,326
Commitment fees incurred in connection with the New
SEDA (satisfied through issuance of common stock)	300,000	-	300,000	-
Travel	38,504	16,232	53,990	24,584
Occupancy	50,790	31,601	83,208	64,820
Other general and administrative	77,891	66,473	125,229	116,893
Total Costs and Expenses	593,149	293,837	625,464	599,989

OPERATING LOSS	(593,149)	(293,837)	(925,464)	(599,989)

Interest income	-	-	-	-
Interest expense	(14,060)	(7,835)	(27,387)	(15,636)

NET LOSS	$(607,209)	$(301,672)	$(952,851)	$(615,625)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	12,571,175	11,671,326	12,407,690	11,221,023

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

	Common Stock		Capital in
		Par	Excess of	Accumulated
	Shares	Value	Par Value	Deficit
Balances at December 31, 2010	12,107,646	$12,108	$18,913,269	$(20,273,422)

Contribution of Common Stock to 401K Plan	51,784	52	72,448

Stock option expense	-	-	46,249

Sale of Common Stock for cash	85,847	86	104,914

Sale of Common Stock under Standby Equity
Distribution Agreement	193,442	193	164,807

Stock grant to consultant	15,000	15	6,735

Issuance of Common Stock in satisfaction of
the New SEDA Commitment Fees	244,216	244	299,756

Net Loss	-	-	-	(952,851)

Balances at June 30, 2011	12,697,935	$12,698	$19,608,178	$(21,226,273)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(952,851)	$(615,625)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Depreciation and amortization	1,870	1,895
Stock based compensation related to stock options	46,249	55,020
Issuance of Common Stock for 401K Plan contribution	72,500	72,500
Issuance of Common Stock for stockholder investor
relations	-	47,500
Issuance of stock grant to consultant	6,750	-
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	300,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(300)	(755)
Accounts payable	19,389	34,343
Accrued expenses and other current liabilities	10,527	11,093
Accrued officers' payroll	115,001	120,000
Accrued Interest on convertible notes payable	25,321	12,924
Net cash flows used by operating activities	(355,544)	(261,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	(475)	(2,495)
Proceeds from sale of Common Stock	270,000	250,000
Proceeds from Omagine LLC noncontrolling parties to be
satisfied through future issuance of Omagine LLC
noncontrolling common stock	58,500	-
Net cash flows provided by financing activities	328,025	247,505

NET CHANGE IN CASH	(27,519)	(13,600)

CASH BEGINNING OF PERIOD	148,217	155,821

CASH END OF PERIOD	$120,698	$142,221

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$910

Interest paid	-	-

See acompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet for Omagine, Inc. and subsidiaries (the “Company”) at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 2010 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report Omagine, Inc. (“Omagine”) has two wholly-owned subsidiaries, Journey of Light, Inc. (“JOL”) and Omagine LLC (“LLC”). The Company conducts all of its operations through its subsidiaries. All inter-company transactions have been eliminated in the consolidated financial statements. (See: Principles of Consolidation below in this Note 1).

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

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the respective period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding during the respective period and dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from such calculation.

For the six months ended June 30, 2011 and 2010, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Six Months Ended June 30,
	2011	2010
Convertible Notes	277,389	136,008
Stock Options	442,000	374,000
Total shares of Common Stock	719,389	510,008

Principles of Consolidation – The consolidated financial statements included in this report include the accounts of Omagine and its subsidiaries, JOL and LLC. All intercompany transactions have been eliminated in consolidation. As of the date of this report LLC is owned 100% by Omagine. In May 2011, Omagine and three new investors entered into a shareholders agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC will be reduced to 60%. The aforementioned new ownership interests memorialized by the Shareholder Agreement do not become legally effective until such ownership interests are registered with the Ministry of Commerce and Industry in Oman (the “Registration”). The Registration is expected to occur subsequent to the date hereof. Until the Registration occurs, the Company’s consolidated financial statements will reflect Omagine’s 100% ownership of LLC. From and after the date that the Registration occurs, the Company’s consolidated financial statements will reflect Omagine’s 60% ownership of LLC.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At June 30, 2011, the negative working capital of the Company was $1,622,885. Further, the Company incurred net losses of $952,851 and $1,277,001 for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	December 31,
	2011	2010

Due to the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$192,054	$192,054
Accrued interest	43,904	36,285

Due to the secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$39,961	$39,961
Accrued interest	9.135	7,550

Due to a director of the Company, interest at 10%, due on September 16, 2011($100,000) and November 4, 2011 ($50,000), convertible into common stock at a conversion price of $2.50 per share:

Principal	$150,000	$150,000
Accrued interest	11,124	3,685

Due to investors, interest at 15%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	$50,000	$50,000
Accrued interest	17,394	13,675

Due to investors, interest at 10%, due from July 27, 2011 to October 19, 2011, convertible into common stock at a conversion price of $2.50 per share:

Principal	$100,000	$100,000
Accrued interest	8,637	3,678

Totals	$622,209	$596,888

NOTE 4 – COMMON STOCK

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

From January 2010 to June 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 6).

In June of 2010, the Company issued 118,750 shares of Common Stock in payment of $47,500 in stockholder relations consulting fees.

In January 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

From January 2011 to June 2011 the Company issued a total of 193,442 shares of Common Stock for proceeds of $165,000 under the Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 6).

In February, March and June 2011, the Company sold to accredited investors 85,847 shares of Common Stock for proceeds of $105,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered.

In May and June 2011, the Company issued 244,216 shares of Common Stock in payment for $300,000 of fees due under the SEDA.

NOTE 5 – STOCK OPTIONS

The following is a summary of stock option activity for the six months ended June 30, 2011:

Outstanding at January 1, 2011	528,000
Granted and Issued	6,000
Exercised	-
Forfeited/expired/cancelled	-
Outstanding at June 30, 2011	534,000
Exercisable at June 30, 2011	442,000

Stock options outstanding at June 30, 2011 (all non-qualified) consist of:

Year	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
2001	150,000	150,000	$1.25	August 31, 2011
2005	40,000	40,000	$4.10	December 31, 2011
2007	160,000	160,000	$1.25	March 31, 2017
2007	12,000	12,000	$4.50	October 29, 2012
2008	6,000	6,000	$4.00	December 31, 2012
2008(A)	150,000	60,000	$2.60	September 23, 2018
2008(B)	6,000	4,000	$2.60	September 23, 2013
2010	4,000	4,000	$0.51	June 30, 2015
2011	6,000	6,000	$0.85	May 16, 2016
Totals	534,000	442,000

(A)	The 90,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on each September 24, 2011, 2012 and 2013.

(B)	The 2,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2011.

As of June 30, 2011, there was $174,762 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $46,249 in 2011, $75,447 in 2012 and $53,066 in 2013.

NOTE 6 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also rents warehouse space in Jersey City, New Jersey under a month-to-month lease. The Company also leases office space in Muscat, Oman under a lease expiring December 31, 2011. Rent expense for the six months ended June 30, 2011 and 2010 was $83,208 and $64,820, respectively.

At June 30, 2011, the future minimum lease payments under non-cancelable operating leases are as follows:

2011	28,400
2012	56,800
2013	9,466
Total	$94,666

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The Company’s Compensation Committee expects to decide terms of a new employment agreement in the third quarter of 2011. For the six months ended June 30, 2011, the Company has continued to accrue salaries payable to the President on the basis of an annual salary of $125,000.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company intends to enter into a new employment agreement with this individual.

Equity Financing Agreement

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA”). The SEDA expired on April 30, 2011. Pursuant to the terms of the SEDA, Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the “Pricing Period”). During the term of the SEDA, Omagine was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equaled up to $5,000,000 in the aggregate. YA was obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the Shares (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares could not exceed $200,000. All sales of Shares pursuant to the SEDA were made at the sole discretion of the Company. The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011. On May 4, 2011, Omagine executed a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Pursuant to the New SEDA, Omagine issued one hundred seventy six thousand four hundred seventy one (176,471) restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. On June 21, 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and to pay YA Ltd an additional $150,000 commitment fee. In June 2011 Omagine issued sixty seven thousand seven hundred forty five (67,745) restricted shares of its Common Stock to YA Ltd in satisfaction of the additional commitment fee of $150,000.

Omagine Project

The Company’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the “Omagine Site”) just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the conclusion of the documentary process with respect to the Omagine Project and the signing of a Development Agreement with the Government of Oman.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

In May 2011, Omagine, Inc. and three new investors entered into a Shareholders Agreement relating to Omagine LLC. Pursuant to the agreement, Omagine, Inc. made an OMR 7500 (approximately $19,500) capital contribution to Omagine LLC on June 9, 2011 and agreed to make an additional capital contribution to Omagine LLC of OMR 210,000 (approximately $546,000) after execution of the Development Agreement between the Government of Oman and Omagine LLC and before the Financing Agreement date.  In exchange for 40% share ownership of Omagine LLC, the other three investors agreed to make capital contributions to Omagine LLC totaling OMR 60,000 (approximately $156,000) prior to the Development Agreement execution date (of which OMR 22,500, or approximately $58,500, was received at June 30, 2011) and agreed to make additional capital contributions to Omagine LLC totaling OMR 26,628,125 (approximately $69,233,125) at the Financing Agreement date.

NOTE 7 – SUBSEQUENT EVENTS

In July and August 2011, the Company sold and issued 17,327 shares of its Common Stock to three accredited investors for proceeds of $55,000.

ITEM 2 -                      Management's Discussion and Analysis of Financial Condition and Results of Operations

As of the date of this report all of the Company’s operations are conducted through Omagine’s wholly-owned subsidiaries, Journey of Light, Inc. (“JOL”) and Omagine LLC (“LLC”). As of the date of this report LLC is owned 100% by Omagine. In May 2011, Omagine and three new investors entered into a shareholders agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC will be reduced to 60%. The aforementioned new ownership interests memorialized by the Shareholder Agreement do not become legally effective until such ownership interests are registered with the Ministry of Commerce and Industry in Oman (the “Registration”). The Registration is expected to occur shortly. Until the Registration occurs, the Company’s consolidated financial statements will reflect Omagine’s 100% ownership of LLC. From and after the date that the Registration occurs, the Company’s consolidated financial statements will reflect Omagine’s 60% ownership of LLC.

Critical Accounting Policies:

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

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

•	Failure of Omagine LLC to sign the Development Agreement with the Government of Oman;

•	Failure of Omagine LLC to obtain the necessary financing required to design, build and operate the Omagine Project;

•	Inability of the Company to secure additional financing;

•	Unexpected economic or political changes in the United States or abroad, or political instability or civil unrest in Oman or in the Middle East & North Africa (the “MENA Region”);

•	The imposition of new restrictions or regulations by government agencies in the U.S. or the MENA Region that affect the Company's business activities.

The present nature of the Company’s business is such that it is not expected to generate revenue until after the occurrence of an event – the development of the Omagine Project - which, as of the date hereof, is not certain to occur. Management is presently examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company’s operations.

The Omagine Project

The Company is engaged primarily in the business of real estate development in the country of the Sultanate of Oman ("Oman"). The Company has proposed to the Government of Oman (the "Government") the development of a real estate and tourism project (the "Omagine Project") to be developed by Omagine LLC in Oman. Omagine LLC was formed in November 2009 in Oman as a limited liability company for the purpose of designing, developing, owning and operating the Omagine Project.

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

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex (“ITC”). Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to Omagine LLC designating the Omagine Project as an ITC and as such, Omagine LLC will be permitted to sell the freehold title to land and residential properties which are developed on the Omagine Site to any person, including any non-Omani person.

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project, and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”).

The Development Agreement has now been approved by all the required Ministries of the Government of Oman.

In July 2011 the newly appointed Minister of Tourism approved the DA for the Omagine Project and sent a formal letter to His Majesty the Sultan requesting the Sultan’s final approval of the project. Since His Majesty the Sultan is a 25% shareholder of Omagine LLC, management expects this royal approval formality to be forthcoming in the ensuing days.

The registration with the Ministry of Commerce & Industry (“MCI”) of Oman of the ownership positions of the Omagine LLC shareholders (the “Registration”) is a necessary condition precedent to the signing of the DA. All necessary documentation for the Registration process has now been received by the Company’s attorneys in Oman and completion of the Registration process is expected to occur imminently.

August 2011 is the holy month of Ramadan and management presently expects the Development Agreement to be signed by the Government and Omagine LLC either during Ramadan or by mid-September 2011.

The Shareholder Agreement

In May 2011, Omagine, Inc. and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”).

The Office of Royal Court Affairs ("RCA"), is an Omani organization representing the personal interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman. Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece.  In 2010 CCIC had approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. Consolidated Contracting Company S.A. (“CCC-Panama”) is a wholly owned subsidiary of CCIC and is its investment arm. Consolidated Contractors (Oman) Company LLC, (“CCC-Oman”) is an Omani construction company with approximately 13,000 employees in Oman and is CCIC’s operating subsidiary in Oman.

The New Shareholders are (i) RCA, (ii) CCC-Panama and (iii) CCC-Oman. The Registration with MCI of the ownership positions of the Omagine LLC shareholders is a legal requirement in Oman and completion of the Registration process is expected to occur imminently.

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of expenses incurred by the Company prior to the signing of the DA. Such expenses were incurred with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and the negotiation and conclusion of the Development Agreement with the Government.

The Shareholder Agreement (i) estimates the Pre-Development Expense Amount to be approximately nine (9) million U.S. dollars and (ii) defines the Success Fee as being equal to ten (10) million dollars.

As provided for in the Shareholder Agreement, Omagine, Inc. will, receive payment in full of:

(i)           the Pre-Development Expense Amount and,

(ii)           the $10 million Success Fee.

The Shareholder Agreement defines the “Financing Agreement Date” as the day upon which Omagine LLC and an investment fund, lender or other person first execute and deliver a legally binding financing agreement. The date shortly after the Financing Agreement Date when Omagine LLC draws down the first amount of debt financing is the “Draw Date”.

The ten (10) million dollar Success Fees will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

Fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. on or within ten (10) Days after the Draw Date, and the remaining fifty percent (50%) will be paid to Omagine, Inc. in five equal annual installments beginning on the first anniversary of the Draw Date.

Pursuant to the Shareholder Agreement:

1.
CCIC’s two subsidiaries will invest an aggregate of 19,010,000 Omani Rials (equivalent to $49,426,000) into Omagine LLC. CCC-Panama will invest 12,673,333 Omani Rials (equivalent to $32,950,666) and CCC-Oman will invest 6,336,667 Omani Rials (equivalent to $16,475,334), as follows:

i.
As of the date hereof, CCC-Panama has invested 15,000 Omani Rials (equivalent to $39,000) into Omagine LLC and CCC-Panama will invest an additional 12,658,333 Omani Rials (equivalent to $32,911,666) on the Financing Agreement Date.

ii.
As of the date hereof, CCC-Oman has invested 7,500 Omani Rials (equivalent to $19,500) into Omagine LLC and CCC-Oman will invest an additional 6,329,167 Omani Rials (equivalent to $16,455,834) on the Financing Agreement Date.

iii.
Their combined initial investment of $58,500 has been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined investment balance of $49,367,500 is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

iv.
The result of the foregoing is that CCC-Panama presently owns and, absent any further equity sales to third parties, will continue to own ten percent (10%) of Omagine LLC; and CCC-Oman presently owns and, absent any further equity sales to third parties, will continue to own five percent (5%) of Omagine LLC.

2.	RCA will invest an aggregate of 7,678,125 Omani Rials (equivalent to $19,963,125) into Omagine LLC as follows:

i.
As of the date hereof, RCA has invested 37,500 Omani Rials (equivalent to $97,500) into Omagine LLC and RCA will invest an additional 7,640,625 Omani Rials (equivalent to $19,865,625) on the Financing Agreement Date.

ii.
Concurrent with Omagine LLC acquiring its usufruct rights over the Omagine Site pursuant to the terms of the Development Agreement, the payment-in-kind for RCA’s shares (the “PIK”) will be deemed to have been made by RCA to Omagine LLC.

iii.
RCA’s initial investment of $97,500 has been received by Omagine LLC as of the date hereof and payment of the RCA cash investment balance of $19,865,625 is contingent upon the occurrence of the Financing Agreement Date.

iv.	The result of the foregoing is that RCA presently owns and, absent any further equity sales to third parties, will continue to own twenty-five percent (25%) of Omagine LLC.

3.	Omagine Inc. will invest an aggregate of 300,000 Omani Rials (equivalent to $780,000) into Omagine LLC as follows:

i.	As of the date hereof, Omagine, Inc. has invested 90,000 Omani Rials (equivalent to $234,000) into Omagine LLC.

ii.	After the DA is signed, but before the Financing Agreement Date, Omagine, Inc. will invest an additional 210,000 Omani Rials (equivalent to $546,000) into Omagine LLC (the “OMAG Final Investment”).

iii.	The result of the foregoing is that Omagine, Inc. presently owns and, absent any further equity sales to third parties, will continue to own sixty percent (60%) of Omagine LLC.

The ownership percentages of Omagine LLC presently are:

Omagine, Inc.	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%

Management presently intends to pursue the sale of a percentage of Omagine LLC’s equity to one or more third party investors as soon as reasonably possible subsequent to the signing of the DA and management believes it can maintain Omagine, Inc.’s majority control of Omagine LLC while successfully selling such Omagine LLC equity to new investors. Although present market conditions remain somewhat unsettled, management remains optimistic that subsequent to the signing of the DA, Omagine LLC will be able to sell a percentage of its equity to one or more third party investors for an amount in excess of the average investment amount paid by the New Shareholders.

As stipulated above, pursuant to the provisions of the Shareholder Agreement, the total amount of cash investment into Omagine LLC by Omagine, Inc. and the New Shareholders will be $70,169,125 and although Omagine, Inc. and the New Shareholders will invest an aggregate of $936,000 of that $70,169,125 before the Financing Agreement Date, 98.7% of such $70,169,125 equal to $69,233,125 (the “Cash Infusion”) will not be invested by the New Shareholders or received by Omagine LLC until the Financing Agreement Date.

The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA. If however the financial resources are available to Omagine, Inc., management may choose to trigger the Financing Agreement Date earlier (and therefore the $69,233,125 Cash Infusion) by having Omagine, Inc. make a secured loan to Omagine LLC to finance the first phase of the development of the Omagine Project. The first phase of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by Omagine LLC shortly after the DA is signed.  Pursuant to the provisions of the Shareholder Agreement such a loan from Omagine, Inc. to Omagine LLC would constitute a Financing Agreement Date. Management is presently examining several alternative methods of making such financial resources available to Omagine, Inc.

While Omagine LLC will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if it wishes to begin extensive design and development activities it will have to sell additional equity or raise additional alternative financing. Otherwise it will have to wait until the Financing Agreement Date occurs and the Cash Infusion is received, in order to perform such extensive design and development activities.

The Shareholder Agreement also recognizes the PIK capital contribution to be made by RCA to Omagine LLC as a portion of the payment by RCA for its shares of Omagine LLC. The PIK represents the value to be ultimately assigned to the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the Government for the specific purpose of developing it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor, Deloitte & Touche, (M.E.) & Co. LLC.

Subsequent to the above cash investments into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC will be 26,988,125 Omani Rials (equivalent to $70,169,125). The capital of Omagine LLC will likely be increased further at a later date by the non-cash capital increase resulting from the valuation of the PIK.

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine, Inc. management on behalf of Omagine LLC in arms-length transactions between Omagine LLC and the New Shareholders. Other than their present ownership positions in Omagine LLC, none of the New Shareholders are affiliates of the Company.

Among other things, the Shareholder Agreement also specifies the corporate governance and management policies of Omagine LLC. The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement, a copy of which was filed as Exhibit 10.1 to Omagine’s Current Report on Form 8-K filed with the SEC on May 31, 2011 and which is incorporated herein by reference thereto.

The Oman Integrated Tourism Projects Fund (the “Fund”) is an investment fund managed by Bank Muscat. The Fund, Bank Muscat and Omagine LLC have held many discussions prior to the date hereof and may enter into an agreement subsequent to the signing of the DA whereby the Fund provides subordinate debt financing (“Mezzanine Financing”) to Omagine LLC. Subsequent to the signing of the DA, Omagine LLC may also hire Bank Muscat as its non-exclusive financial advisor. Bank Muscat has informed Omagine LLC that the Fund will deliver a term sheet with respect to the provision of such Mezzanine Financing to Omagine LLC. The term sheet is expected to be received subsequent to the signing of the DA. Neither the informal agreement with the Fund with respect to a term sheet nor the on-going discussions with Bank Muscat referred to above represent legally binding agreements. Only executed definitive written agreements with the Fund and/or Bank Muscat will be legally binding.

Subject to negotiating and agreeing to a contract and to the approval of its shareholders, Omagine LLC intends to hire Michael Baker Corp. ("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the Department of Defense and many state governments and commercial clients. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker’s future involvement with Omagine LLC.  In March 2011 the President and CEO of Baker met with the Company’s president in Oman and indicated that Baker would open an office in Oman if it was awarded a contract for the Omagine Project.

Baker (www.mbakercorp.com) is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide - including in the Middle East.

The Company is in the final process of selecting interpretive designers and entertainment content and visitor experience designers to be hired by Omagine LLC. The candidates have been narrowed to a short list of professional companies. Subsequent to the signing of the DA, one or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform the Company’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering physical, emotional and intellectual interactions. Each of the prospective candidates has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first sign the Development Agreement. While this process has experienced many delays, management remains confident that the although the precise date for the signing of the DA is not possible to predict at this time, management presently believes that it will be signed before September 15, 2011. As of the date of this report, management believes that the only remaining task to be accomplished before signing the DA is the imminent completion of the Registration.

Notwithstanding the foregoing, no assurance can be given at this time that the Development Agreement actually will be signed.

The financial results of Omagine LLC will be consolidated into the financial results of the Company in accordance with accounting principles generally accepted in the United States. As a result of its 60% ownership of Omagine LLC, the Company will experience two (2) separate and substantial increases in net worth on a consolidated basis on or shortly after the Financing Agreement Date as follows:

(i)	$42,101,475, which is 60% of the $70,169,125 of cash capital investments which will be recorded at such time as capital on Omagine LLC’s financial statements, and

(ii)	a very substantial, but as yet undetermined amount, which will be 60% of the valuation of the PIK, which valuation will be recorded at such time as capital on Omagine LLC’s financial statements.

The capital of Omagine LLC, bank borrowings, Mezzanine Financing, if any, proceeds from the sales, if any, by Omagine LLC of additional equity stakes, and the proceeds from sales of its residential and commercial properties, are expected to be utilized by Omagine LLC to develop the Omagine Project. Omagine LLC's ongoing financial results will be consolidated with the Company's results as appropriate for as long as Omagine, Inc. remains a shareholder of Omagine LLC.

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. The Company is in discussions with several other banks and financial institutions with respect to the arrangement of such Construction Financing. While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the project financing environment in Oman remains more cautious and challenging than before the crisis. Management is in contact on a regular basis with Bank Muscat and other MENA Region and international financial institutions regarding the financing of the Omagine Project and presently management is cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants expect that price stabilization followed by a recovery in both transaction volume and pricing is expected to occur during 2011 and 2012. Should this recovery in fact occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC’s present plans contemplate a year of intensive design and planning activities followed by the launch in the second half of 2012 of residential and commercial sales at the Omagine Project.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s 2012 sales launch will be at least equal to the prices that are presently budgeted in Omagine LLC’s financial model.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Omagine LLC’s financial model is frequently updated, modified and adjusted in order to capture what management believes are present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recent probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $1 billion dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $500 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast and it is as of the date of this report. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is expected that the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change and fluctuate from time to time as the project unfolds.

The sale of residential and commercial properties combined with the increase over the last several years in the value of the land constituting the Omagine Site, are the main revenue drivers supporting Omagine LLC's financial projections. The increase over the last several years in the value of the land constituting the Omagine Site is expected to have a positive effect on the valuation of the PIK.

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

Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. The market absorption rates (number of market transactions) for new residential housing is presently tepid but some market observers and real estate agents expect a resurgence during 2011 with others expecting it in 2012 as existing pent-up demand is unleashed and buyers’ caution ameliorates. Assuming the DA is signed in September of 2011, Omagine LLC would not begin offering residential units for sale until approximately the second half of 2012.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized to determine the value of the PIK and by Omagine LLC’s financial advisors in their discussions with banks and other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the local market however have indicated a reduced consumer appetite for pre-sales of residence units as some buyers are demanding a finished product before entering into sales contracts with developers.

The Development Agreement as presently contemplated and agreed, allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences or commercial properties may be transferred to the buyer at the closing of such sales transactions.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) negotiating the outlines of initial contracts with the major vendors, contractors and financial institutions proposed to be involved in the Omagine Project, (iii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iv) examining various tax structures, (v) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (vi) examining various other matters we believe will enhance shareholder value (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest shareholder relations efforts), and (vii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, the Company will derive revenue from the payment to Omagine, Inc. of the $10 million Success Fee and the reimbursement of the Pre-Development Expense Amount. The Company is planning to enter businesses other than real estate development - and ancillary to the Omagine Project - subsequent to signing the Development Agreement and expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Notwithstanding the positive nature of the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to known and unknown risks, uncertainties and other factors which could cause Omagine LLC's, and therefore the Company's, actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements.

Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward- looking statements, which speak only as of the date hereof.

The Company's website is www.omagine.com and a dedicated investor relations hub for Omagine, Inc. may be found at www.agoracom.com/IR/Omagine.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2011 vs.
THREE MONTHS ENDED JUNE 30, 2010

The Company had no revenue in the second quarters of 2011 and 2010.

Selling, general and administrative expenses were $593,149 in the second quarter of 2011, compared to $293,837 in the second quarter of 2010. This increase of $299,312 (102%) was attributable to increased accounting fees of $5,850 increased directors’ fees of $13,500, increased consulting fees of $7,885, increased commitment fees of $300,000, increased rent expense of $19,189, increased travel expense of $22,273 and other increases totaling $1,162 offset by decreased legal fees of $70,547.

The Company experienced an operating loss of $593,149 during the second quarter of 2011 as compared to an operating loss of $293,837 during the same period in the previous fiscal year. This $299,312 (102%) increase in the Company’s operating loss is attributable to the increases in selling general and administrative expenses discussed in the preceding paragraph.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company’s business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended June 30, 2011. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

SIX MONTHS ENDED JUNE 30, 2011 vs.
SIX MONTHS ENDED JUNE 30, 2010

The Company had no revenue for the six month periods ended June 30, 2011 and June 30, 2010.

Selling, General and Administrative expenses were $925,464 during the first six months of 2011 compared to $599,989 in the first six months of 2010. This increase of $325,475 (54%) was primarily attributable to increases in accounting fees of $11,700, directors’ fees of $13,500, consulting fees of $24,690, commitment fees of $300,000, rent of $18,388 and travel expenses of $29,406, offset by decreases in legal fees of $60,075, stockholder relations expense of $10,952 and by other net decreases of $1,182.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s net loss for the six months ended June 30, 2011 was $952,851. During the six months ended June 30, 2011, the Company experienced a decrease in cash of $27,519. At June 30, 2011, the Company had a working capital deficit of $1,622,885, compared to working capital deficit of $1,367,603 at December 31, 2010. The $255,282 increased deficit in working capital is attributable primarily to the $27,519 decrease in cash, the $115,001 increase in accrued officers’ payroll, the $25,321 increase in notes payable and accrued interest and a $77,889 increase in accounts payable. Of the $1,744,233 of current liabilities at June 30, 2011, $1,041,908 (60%) represents amounts due to officers and directors.

The failure of the Company to secure additional funding to implement its business plan, or the failure to sign the Development Agreement for the Omagine Project will significantly affect the Company’s ability to continue operations.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA”). The SEDA expired on April 30, 2011. Pursuant to the SEDA Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (“Shares”) to YA (“Sales”) at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000) in the aggregate. YA was obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a Registration Statement with the SEC to register the Shares, (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares could not exceed two hundred thousand dollars ($200,000). The Registration Statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new Registration Statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new Registration Statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011 and the SEC effective status expired subsequent to April 30, 2011. All sales of Shares pursuant to the SEDA were made at the sole discretion of the Company.

On May 4, 2011, The Company executed a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd (“YA Ltd”) under substantially the same terms and conditions as the SEDA executed between YA and the Company in December 2008. YA Ltd's obligation to purchase shares of Common Stock under the New SEDA is subject to certain conditions, including (i) Omagine obtaining an effective registration statement for shares of Common Stock sold under the SEDA (“Registration Statement”) and (ii) the amount for each equity tranche designated by Omagine to be no greater than the greater of (i) two hundred thousand dollars ($200,000) or (ii) an amount calculated by multiplying the daily trading volume of the Company’s Common Stock by the bid price for such Common Stock for each of the five trading days prior to the day that the Company delivers written notice to YA Ltd of its intended equity tranche and then averaging such five amounts.

The Company has filed a Registration Statement in connection with the New SEDA. As of the date hereof such Registration Statement has not yet been declared effective by the SEC. The Company cannot sell shares of its Common Stock to YA Ltd under the New SEDA until the SEC declares such Registration Statement to be effective. There can be no assurance given at this time that such Registration Statement will be declared effective or that the Company will be able to raise or secure the significant amounts of financing necessary for it to execute its presently conceived business plan. The Company intends to utilize the New SEDA to fund its operations as necessary and to fund the OMAG Final Investment into Omagine LLC.

Item 4 - Controls and Procedures

As indicated in the certifications in Exhibit 31 and Exhibit 32 of this report, the Company’s chief executive & financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, this officer has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to him in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company sold an aggregate of 85,847 shares of Common Stock to three accredited investors for aggregate proceeds of $105,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered.

In May and June 2011, the Company issued an aggregate of 244,216 shares of Common Stock in payment of aggregate fees due under the SEDA of $300,000.

In July and August 2011, the Company sold 17,327 shares of Common Stock to three accredited investors for proceeds of $55,000.

The above sales of shares of our restricted Common Stock were made in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933 as amended (the "Act"), and under similar exemptions afforded under the laws of various states only to "accredited investors" as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. The Company obtained representations and warranties from each purchaser in his respective subscription agreement to support the Company's reliance on this exemption.

The Company intends to use the proceeds from the abovementioned sales of restricted stock for working capital, operating expenses and general corporate purposes.

ITEM 6.                      Exhibits

Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit Numbers	Description
31	Sarbannes-Oxley 302 certification *

32	Sarbannes-Oxley 1350 certification *

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: August 12, 2011	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer