Form 10-K/A
period 2010-12-31
Omagine, Inc.
filed 2011-08-15
CIK 820600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

As of April 15, 2011, the Registrant had outstanding 12,401,950 shares of Common Stock, par value $.001 per share ("Common Stock").

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 2 on Form 10-K/A (the “2nd Amended Filing”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”) and to amend the Company’s Amendment No. 1 to the Original Filing filed with the SEC on July 27, 2011. The 2nd Amended Filing restates “Item 9A, Controls and Procedures” of the Original Filing.

This 2nd Amended Filing continues to speak as of the date of the Original Filing and except as expressly set forth herein this 2nd Amended Filing does not update information contained in the Original Filing to reflect facts or events that may have occurred subsequent to the date of the Original Filing or subsequent to any periods for which disclosure was otherwise provided in the Original Filing.

This 2nd Amended Filing does not affect the Company’s consolidated financial statements for any period. This 2nd Amended Filing should be read in conjunction with the Original Filing and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings. Because this Amendment No. 2 does not include financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 9A.                      Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and financial officer has evaluated the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended as of December 31, 2010. Based on that evaluation, the Company’s principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to him in a manner that allows for timely decisions regarding required disclosures and  in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As a result of a clerical and proofreading error, the Company’s 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on April 15, 2011 (the “Original Filing”) inadvertently omitted two statements which the Company had previously included in the now discontinued Item 9A (T) and which, beginning in the Company’s 2010 fiscal year, were required to be included in this Item 9A. These 2 statements are in regard to (i) the fact that it is management’s responsibility to establish and maintain adequate internal control over the Company’s financial reporting and (ii) the criteria or framework used by management to conduct its evaluation of the effectiveness of internal control over financial reporting. Management has determined that the omission of these 2 statements were the result of human error. Although the risk of such human error can never be completely eliminated, in order to improve its disclosure controls and procedures  management and the Company’s principal  executive and financial officer have enhanced the Company’s disclosure controls and procedures by adding an additional proofreader to review its reports.

Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management, including the Company’s principal executive and financial officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has determined that, as of the December 31, 2010 measurement date, there were no material weaknesses in either the design or the effectiveness of the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

Management believes, based on this evaluation, that the Company’s internal control over financial reporting was effective as of December 31, 2010. This annual report, as amended, does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth fiscal quarter of 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibit index below lists the exhibit that is filed as part of this 2nd Amended Filing.

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Filing to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August 2011.

Omagine, Inc.

/s/Frank J. Drohan,
Frank J. Drohan, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31	Sarbanes-Oxley 302 certification