Form 10-Q
period 2011-09-30
Omagine, Inc.
filed 2011-11-08
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes   [X] No

As of October 24, 2011, the registrant had outstanding 12,918,993 shares of common stock, par value $.001 per share.

OMAGINE, INC.

INDEX
Forward-Looking Statements

PART I - FINANCIAL INFORMATION

ITEM	1: FINANCIAL STATEMENTS	3

	CONSOLIDATED BALANCE SHEETS:
	SEPTEMBER 30, 2011 AND DECEMBER 31, 2010	3

	CONSOLIDATED STATEMENTS OF OPERATIONS:
	THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010	4
	NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010	4

	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY:
	NINE MONTHS ENDED SEPTEMBER 30, 2011	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS:
	NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010	6

	NOTES TO FINANCIAL STATEMENTS	7

ITEM	2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM	4: CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM	2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM	6: EXHIBITS	22

	SIGNATURES	23

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

PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS
OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$257,851	$148,217
Prepaid expenses and other current assets	-	150
Total Current Assets	257,851	148,367

PROPERTY AND EQUIPMENT:
Office and computer equipment	132,570	132,570
General plant	17,800	17,800
Furniture and fixtures	15,951	15,951
Leasehold improvements	866	866
	167,187	167,187
Less accumulated depreciation and amortization	(163,795)	(160,990)
	3,392	6,197

Other assets	13,161	13,361

TOTAL ASSETS	$274,404	$167,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$635,079	$596,888
Accounts payable	456,484	403,095
Accrued officers payroll	447,300	457,299
Due officers and directors	16,864	8,205
Accrued expenses and other current liabilities	66,555	50,483
Total Current Liabilities	1,622,282	1,515,970
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,622,282	1,515,970

STOCKHOLDERS' EQUITY:

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
12,910,045 shares in 2011	12,911
12,107,646 shares in 2010		12,108
Capital in excess of par value	20,139,018	18,913,269
Deficit	(21,563,735)	(20,273,422)
Total Omagine, Inc. stockholders' deficit	(1,411,806)	(1,348,045)
Noncontrolling interests in Omagine LLC	63,928	-

Total Stockholders' Deficit	(1,347,878)	(1,348,045)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,404	$167,925

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
REVENUE:
Net Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-

Officers and directors compensation (including
stock-based compensation of $18,432 and $22,819 for
three months and $127,798 and $140,955 for nine
months, respectively)	97,682	95,319	365,548	358,455
Professional fees	34,425	44,189	89,580	159,419
Consulting fees	85,717	22,286	125,733	37,612
Commitment fees	-	-	300,000	-
Travel	23,120	55,430	77,110	80,014
Occupancy	27,412	44,002	110,620	108,822
Other general and administrative	56,718	54,577	181,947	171,468
Total Costs and Expenses	325,074	315,803	1,250,538	915,790

OPERATING LOSS	(325,074)	(315,803)	(1,250,538)	(915,790)

Interest income	-	-	-	-
Interest expense	(14,032)	(9,560)	(41,419)	(25,197)

NET LOSS	(339,106)	(325,363)	(1,291,957)	(940,987)

Add net loss attributable to noncontrolling intersets in
Omagine LLC	1,644	-	1,644	-

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(337,462)	$(325,363)	$(1,290,313)	$(940,987)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	12,808,779	11,945,631	12,608,235	11,583,327

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Capital in		Noncontrolling
		Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2010	12,107,646	$12,108	$18,913,269	$(20,273,422)	-	$(1,348,045)

Contribution of Common Stock to 401K Plan	51,784	52	72,448	-	-	72,500

Stock option expense	-	-	69,374	-	-	69,374

Sale of Common Stock for cash	130,438	131	264,869	-	-	265,000

Sale of Common Stock under Old Standby Equity
Distribution Agreement (Old SEDA)	193,442	193	164,807	-	-	165,000

Sale of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	17,519	18	69,982	-	-	70,000

Stock grant to consultant	15,000	15	6,735	-	-	6,750

Issuance of Common Stock in satifaction of New
SEDA commitment fees	244,216	244	299,756	-	-	300,000

Stock options exercised by officers	150,000	150	187,350	-	-	187,500

Adjustments for noncontrolling interests in
Omagine LLC	-	-	90,428	0	63,928	154,356

Net Loss attributable to Omagine, Inc.	-	-	-	(1,290,313)	-	(1,290,313)

Balances at September 30, 2011	12,910,045	$12,911	$20,139,018	$(21,563,735)	63,928	$(1,347,878)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
  (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,290,313)	$(940,987)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(1,644)	-
Depreciation and amortization	2,805	2,843
Stock based compensation related to stock options	69,374	82,530
Issuance of Common Stock for 401K Plan contribution	72,500	72,500
Issuance of Common Stock for stockholder investor
relations	-	47,500
Issuance of Common Stock in payment of salaries payable	187,500	100,000
Issuance of stock grant to consultant	6,750	-
Issuance of Common Stock in satisfaction of the New SEDA
commitment fees	300,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	350	(1,155)
Accounts payable	53,389	9,205
Accrued expenses and other current liabilities	16,072	16,639
Accrued officers' payroll	(9,999)	67,500
Accrued interest on convertible notes payable	38,191	21,163
Net cash flows used by operating activities	(555,025)	(522,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	8,659	1,341
Proceeds from sale of Common Stock	500,000	400,000
Capital contributions from noncontrolling interests in
Omagine LLC	156,000	-
Issuance of convertible notes payable	-	175,000
Net cash flows provided by financing activities	664,659	576,341

NET CHANGE IN CASH	109,634	54,079

CASH BEGINNING OF PERIOD	148,217	155,821

CASH END OF PERIOD	$257,851	$209,900

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$3,031

Interest paid	$-	$-

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

The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years. As of the date of this report Omagine, Inc. (“Omagine”) has two subsidiaries, wholly-owned Journey of Light, Inc. (“JOL”) and 60% owned Omagine LLC (“LLC”). The Company conducts all of its operations through its subsidiaries. All inter-company transactions have been eliminated in the consolidated financial statements. (See: Principles of Consolidation below in this Note 1).

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

For the nine months ended September 30, 2011 and 2010, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Nine Months Ended September 30,
	2011	2010
Convertible Notes	283,006	206,008
Stock Options	324,000	404,000
Total Shares of Common Stock	607,006	610,008

Principles of Consolidation – The consolidated financial statements included in this report include the accounts of Omagine and its subsidiaries, JOL and LLC. All intercompany transactions have been eliminated in consolidation. As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. On September 13, 2011, the Ministry of Commerce and Industry delivered to Omagine LLC a copy of the official registration (the “Registration”) of the following persons and their ownership percentages as recorded and registered with the Government of Oman as Omagine LLC’s shareholders:

Omagine, Inc. (60%)
Office of Royal Court Affairs (25%)
Consolidated Contracting Company S.A. (10%) and
Consolidated Contractors (Oman) Company LLC (5%)

The Office of Royal Court Affairs (“RCA”) is an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman.

Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. In 2010 CCIC had approximately five and one-half (5.5)  billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the Middle East.

Consolidated Contracting Company S.A. is a wholly owned subsidiary of CCIC and is its investment arm.

Consolidated Contractors (Oman) Company LLC, is a construction company with approximately 13,000 employees in Oman.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At September 30, 2011, the negative working capital of the Company was $1,364,431. Further, the Company incurred net losses of $1,290,313 and $1,277,001 for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	September 30,	December 31,
	2011	2010
Due to the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	192,054	192,094
Accrued interest	47,777	36,285

Due to the secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	39,961	39,961
Accrued interest	9,941	7,550

Due to a director of the Company, interest at 10%, due on demand,
($100,000) and November 4, 2011 ($50,000), convertible into common stock at a conversion price of $2.50 per share:
Principal	150,000	150,000
Accrued interest	14,904	3,685

Due to investors, interest at 15%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued interest	19,284	13,675

Due to investors, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	100,000	100,000
Accrued interest	11,158	3,678

Totals	$635,079	$596,888

NOTE 4 – COMMON STOCK

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

From January 2010 to June 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Old Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 6).

In June of 2010, the Company issued 118,750 shares of Common Stock in payment of $47,500 in stockholder relations consulting fees.

In January 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

From January 2011 to June 2011 the Company issued a total of 193,442 shares of Common Stock for proceeds of $165,000 under the Old Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 6).

From January to September of 2011, the Company sold to accredited investors 130,438 shares of Common Stock for proceeds of $265,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered.

In May and June 2011, the Company issued a total of 244,216 shares of Common Stock to YA Global Master SPV Ltd. in satisfaction of $300,000 commitment fees due in connection with the New SEDA (See Note 6).

In August and September of 2011, the Company issued a total of 17,519 shares of Common Stock for proceeds of $70,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV LTD. (See Note 6).

In August 2011, the Company issued a total of 150,000 shares of Common Stock to its president and secretary pursuant to their exercise of stock options granted to them in the year 2001 at the exercise price of $1.25 per share. The $187,500 exercise amount was satisfied by a $187,500 reduction in accrued payroll due these two officers.

NOTE 5 – STOCK OPTIONS

The following is a summary of stock option activity for the nine months ended September 30, 2011:

Outstanding at January 1, 2011	528,000
Granted and issued	6,000
Exercised	(150,000)
Forfeited/expired/cancelled	-
Outstanding at September 30, 2011	384,000
Exercisable at September 30, 2011	324,000

Stock options outstanding at September 30, 2011 (all non-qualified) consist of:

Year	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
2005	40,000	40,000	$4.10	December 31, 2011
2007	160,000	160,000	$1.25	March 31, 2017
2007	12,000	12,000	$4.50	October 29, 2012
2008	6,000	6,000	$4.00	December 31, 2012
2008(A)	150,000	90,000	$2.60	September 23, 2018
2008	6,000	6,000	$2.60	September 23, 2013
2010	4,000	4,000	$0.51	June 30, 2015
2011	6,000	6,000	$0.85	May 16, 2016
Totals	384,000	324,000

(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on each September 24, 2012 and 2013.

As of September 30, 2011, there was $151,637 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $23,124 in 2011, $75,447 in 2012 and $53,066 in 2013.

NOTE 6 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring December 31, 2011. Rent expense for the nine months ended September 30, 2011 and 2010 was $110,620 and $108,822, respectively.

At September 30, 2011, the future minimum lease payments under non-cancelable operating leases are as follows:

2011	14,200
2012	56,800
2013	9,466
Total	$80,466

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. The Company’s Compensation Committee expects to decide terms of a new employment agreement in the fourth quarter of 2011. For the nine months ended September 30, 2011, the Company has continued to accrue salaries payable to the President on the basis of an annual salary of $125,000.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled. Provided the Company is successful in signing the Development Agreement with the Government of Oman for the Omagine Project, the Company intends to enter into a new employment agreement with this individual.

Equity Financing Agreements

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

On May 4, 2011, Omagine executed a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Pursuant to the New SEDA, Omagine issued 176,471 restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. On June 21, 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and to pay YA Ltd an additional $150,000 commitment fee. In June 2011 Omagine issued 67,745 restricted shares of its Common Stock to YA Ltd in satisfaction of the additional commitment fee of $150,000.

Omagine Project

The Company’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the “Omagine Site”) just west of the capital city of Muscat and nearby Muscat International Airport. The Company is waiting the signing of a Development Agreement between LLC and the Government of Oman for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

In May 2011, Omagine, Inc. and three new investors entered into a Shareholder Agreement relating to Omagine LLC. Pursuant to the Shareholder Agreement, Omagine, Inc. made an OMR 7,500 (approximately $19,500) capital contribution to Omagine LLC on June 9, 2011 and agreed to make an additional capital contribution to Omagine LLC of OMR 210,000 (approximately $546,000) after execution of the Development Agreement between the Government of Oman and Omagine LLC and before the Financing Agreement Date.  In exchange for a 40% share ownership of Omagine LLC, the other three investors made capital contributions to Omagine LLC totaling OMR 60,000 (approximately $156,000) and agreed to make additional capital contributions to Omagine LLC totaling OMR 26,628,125 (approximately $69,233,125) at the Financing Agreement Date.

NOTE 7 – SUBSEQUENT EVENTS

In October of 2011, the Company issued a total of 8,948 shares of Common Stock for proceeds of $25,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV, Ltd. (See Note 6)

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Omagine is a holding company. All of the Company’s operations are conducted through Omagine’s 60% owned Omagine LLC subsidiary (“LLC”) and its wholly-owned Journey of Light, Inc. subsidiary (“JOL”).  In May 2011, Omagine and three new investors entered into a shareholders’ agreement (“Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. On September 13, 2011, the LLC shareholders’ names and ownership percentages as memorialized by the Shareholder Agreement were recorded and registered with the Government of Oman (the “Registration”), as follows:

Omagine, Inc. (60%)
Office of Royal Court of Affairs (25%)
Consolidated Contracting Company S.A. (10%)
Consolidated Contractors (Oman) Company LLC (5%)

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

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately six miles from Muscat International Airport (the "Omagine Site"). It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter, associated exhibition buildings, a boardwalk, an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants, entertainment venues, boat slips and docking facilities; a five-star resort hotel, a four-star resort hotel and possibly an additional three or four-star hotel; commercial office buildings; shopping and retail establishments integrated with the hotels, and more than two thousand residences to be developed for sale.

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

The Development Agreement has been approved by all the required Ministries of the Government of Oman.

In July 2011 the newly appointed Minister of Tourism approved the DA for the Omagine Project and sent a formal letter to His Majesty the Sultan requesting the Sultan’s final approval of the project. Since His Majesty the Sultan is a 25% shareholder of Omagine LLC, management expects the formality of a royal approval to be forthcoming.

Other than His Majesty the Sultan’s approval referred to above, the Registration of the names and ownership positions of the Omagine LLC shareholders was the last remaining condition precedent necessary to be accomplished in order to sign the DA. The Registration was accomplished on September 13, 2011. As of the date hereof, no date has yet been set for the signing of the DA, but management is presently in Oman for the sole purpose of meeting with the Minister of Tourism and concluding the signing of the DA.

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

The New Shareholders are (i) RCA, (ii) CCC-Panama and (iii) CCC-Oman.

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of expenses incurred by the Company prior to the signing of the DA. Such expenses were and continue to be incurred with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and the negotiation and conclusion of the Development Agreement with the Government.

The Shareholder Agreement (i) estimates the Pre-Development Expense Amount to be approximately nine (9) million U.S. dollars and (ii) defines the Success Fee as being equal to ten (10) million dollars.

As provided for in the Shareholder Agreement, Omagine, Inc. will receive payment in full of:

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

The ten (10) million dollar Success Fee will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

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

While Omagine LLC will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if it wishes to begin extensive design and development activities it will have to sell additional equity or raise additional alternative financing. Otherwise it will have to wait until the Financing Agreement Date occurs and debt financing as well as the Cash Infusion is received, in order to perform such extensive design and development activities.

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

Subsequent to the above cash investments into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC after the Financing Agreement Date will be 26,988,125 Omani Rials (equivalent to $70,169,125). The capital of Omagine LLC will likely be increased further at a later date by the non-cash capital increase resulting from the valuation of the PIK.

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine, Inc. management on behalf of Omagine LLC in arms-length transactions between Omagine LLC and the New Shareholders. Other than their present ownership positions in Omagine LLC, none of the New Shareholders are affiliates of the Company.

Among other things, the Shareholder Agreement also specifies the corporate governance and management policies of Omagine LLC. The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement, a copy of which is filed herewith as Exhibit 10.1 to this Report on Form 10-Q and incorporated herein by reference thereto.  A reference copy of the signed Shareholder Agreement was filed as Exhibit 10.1 to Omagine’s Current Report on Form 8-K filed with the SEC on May 31, 2011.

In December 2007 the Company signed a one year agreement (the "MOU") with Bank Muscat SAOG ("BankMuscat" or the "Bank") which is the largest financial institution in Oman. The MOU memorialized the agreement between the Company and the Bank regarding, among other things, the Company appointing the Bank as its financial advisor immediately subsequent to signing the Development Agreement. The MOU also contemplated that the Bank would negotiate with financial institutions and potential investors on behalf of Omagine LLC and act as placement agent for Omagine LLC’s future debt and capital requirements. The Oman Integrated Tourism Projects Fund (the “Fund”) is an investment fund managed by BankMuscat. The MOU also memorialized the Fund’s proposed investment of up to twenty-five percent of the capital of Omagine LLC after the DA was signed. As of the date hereof the DA has not been signed and the MOU has long since expired.

The Company, the Fund, BankMuscat and Omagine LLC have held many discussions and meetings since 2007 and in August 2010 BankMuscat informed the Company that since the Fund’s authority to make investments would expire in November 2010, the Fund therefore required a guaranteed earlier exit for its proposed equity investment. The other proposed Omagine LLC shareholders would not be guaranteed any such early exit and the Company and the Fund never came to terms on this matter. In October 2010 the Fund informed us that it did not wish to be an equity investor in Omagine LLC but that it did wish to provide subordinate debt financing (“Mezzanine Financing”) to Omagine LLC if and when the DA was signed and subject to its usual due diligence at such time.

It is management’s understanding that the Fund’s authority to make investments was extended in November 2010 for an additional year until November 2011. As of November 2011 the DA has still not been signed and management is of the belief that, in view of the inordinate delays encountered in getting the DA signed, it is now unlikely that the Fund will be a source of such Mezzanine Financing. Subsequent to the signing of the DA, it is our present intention to have Omagine LLC hire Bank Muscat as its non-exclusive financial advisor to provide the Company with financial advisory services with respect to its project financing requirements.

Management is of the opinion that the highest risk (and therefore the most difficult to arrange) portion of Omagine LLC’s capital structure is the $70 million of equity capital memorialized in the Shareholder Agreement. This highest risk portion is already in place pursuant to the terms of the recently signed Shareholder Agreement.

Subject to the approval of its shareholders and to negotiating and agreeing a contract, Omagine LLC intends to hire Michael Baker Corp. ("Baker") as its Program and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker’s future involvement with Omagine LLC. In March 2011 the President and CEO of Baker met with the Company’s president in Oman and indicated that Baker would open an office in Oman if it was awarded a contract for the Omagine Project.

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

The interpretive design, entertainment content, and visitor experience design candidates to be hired by Omagine LLC have been narrowed to a short list of professional companies. Subsequent to the signing of the DA, one or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform the Company’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical interactions. Each of the prospective candidates has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first sign the Development Agreement. All of management’s past estimates regarding the timing of the signing of the DA have been confounded by the often inexplicable delays on the Government’s part and it is not possible to predict a precise DA signing date at this time. While this process has experienced numerous and nonsensical delays, management believes its patience will be rewarded and that the Development Agreement will be signed before the end of 2011. Notwithstanding the foregoing, and in view of the history of continuous delays by the Government, no assurance can be given at this time that the Development Agreement will be signed soon, or at all.

The financial results of Omagine LLC are consolidated with the financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a moderate increase in capital in its third quarter as a result of the initial capital contributions of the new Shareholders to Omagine LLC. If and when the Financing Agreement Date occurs, the Company will experience another more substantial increase in capital of approximately $42 million which is 60% of the approximately $70 million of cash capital investments which will be recorded at such time as capital on Omagine LLC’s financial statements. At or about that same time an additional substantial, but as yet undetermined amount, which will be 60% of the valuation of the PIK, may be recorded as capital on Omagine LLC’s financial statements.

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

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. We are currently in discussions with a number of financial institutions with respect to such Construction Financing as well as mezzanine and senior debt for Omagine LLC but these discussions cannot advance further until such financial institutions know the terms of the DA. The final binding contractual terms of the DA can only be assured by having a signed DA in place. Management is cautiously optimistic with respect to Omagine LLC’s prospects for arranging project finance for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA, which is presently agreed and approved (but not yet signed), recognizes and addresses this issue when it states, in relevant part:

“The Government recognises that the Project Company intends to raise limited recourse financing in relation to the Project and that Lenders may expect to be afforded certain rights in relation to it.  Accordingly, the Project Company will by or before the completion of twelve (12) months from the Execution Date enter into a written term sheet with the Lenders for the financing of the first phase, any other phase or all of the Project (a “Term Sheet”).  If the Project Company has not delivered a copy of such Term Sheet to the Government by or before the expiry of the twelve (12) month period referred to above, this Development Agreement then shall have no further effect.”

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the European sovereign debt crisis has come into full view and the project financing environment in Oman and the MENA Region remains more cautious and challenging than before these crises. Management is in contact on a regular basis with MENA Region banks and international financial institutions regarding the financing of the Omagine Project and remains cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants expect that price stabilization followed by a recovery in both transaction volume and pricing is expected to occur during 2011 and 2012. Should this recovery in fact occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC’s plans contemplate beginning a year or more of intensive design and planning activities once the DA is signed followed by the launch of residential and commercial sales at the Omagine Project. Given the continued delays in getting the DA signed, the Company now expects that planned launch date to be pushed into 2013. Management does not view this as a necessarily adverse event since the additional time will give the local real estate market that much more time to recover.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s 2013 sales launch will be at least equal to the prices that are presently budgeted in Omagine LLC’s financial model.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Omagine LLC’s financial model is frequently updated, modified and adjusted in order to capture what management believes are present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recent probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $900 million dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $450 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast and it is as of the date of this report. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change and fluctuate from time to time as the project unfolds.

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

Although the Oman economy has not been as severely affected by the 2008 - 2009 worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. The market absorption rates (number of market transactions) for new residential housing remains weak but has picked up in recent months and some market observers and real estate agents expect a  continued increase for the remainder of 2011 and a stronger resurgence during 2012 as existing pent-up demand is unleashed and buyers’ become less fearful. The ongoing sovereign debt crisis in Europe however only adds to buyers’ unease. Assuming the DA is signed by the end of 2011, Omagine LLC would not begin offering residential units for sale until approximately the first half of 2013.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized to determine the value of the PIK and by Omagine LLC’s financial advisors in their discussions with banks and other financial institutions in order to arrange the Project and Construction Financing. Omagine LLC's requirement for such financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the local market however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

The Development Agreement as presently contemplated and agreed (but not yet signed), allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. The freehold title to the land within the Omagine Site underlying such residences or commercial properties may be transferred to the buyer at the closing of such sales transactions.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for both Omagine, Inc. and Omagine LLC; (iii) negotiating the outlines of initial contracts with the major vendors, contractors and financial institutions proposed to be involved in the Omagine Project, (iv) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (v) examining various tax structures, (vi) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (vii) examining various other matters we believe will enhance shareholder value (including but not limited to hiring an in-house Investor Relations manager to enhance our presently modest shareholder relations efforts), and (viii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, the Company will also derive revenue from the payment to Omagine, Inc. of the $10 million Success Fee and the reimbursement of the Pre-Development Expense Amount. The Company is planning to enter businesses other than real estate development - and ancillary to the Omagine Project - subsequent to signing the Development Agreement and expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2011 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2010

The Company had no revenue for the three month periods ended September 30, 2011 and September 30, 2010.

Selling, General and Administrative expenses were $330,712 in the third quarter of 2011, compared to $325,363 in the third quarter of 2010. This increase of $5,349 (2%) was attributable to increased consulting fees of $63,431 and various other net expense increases of $2,226 offset by decreased legal fees of $9,764, decreased rent of $16,590, decreased travel of $32,310 and an increase in minority interest loss in Omagine LLC of $1,644.

The Company experienced a net loss of $330,712 during the third quarter of 2011 as compared to a net loss of $325,363 during the same period in the previous fiscal year. This $5,349 (2%) decrease in the Company’s net loss is attributable to the increases in Selling, General and Administrative expenses discussed in the preceding paragraph offset by the increase in the minority interest’s share of the loss in Omagine LLC.

The Company will need to generate revenue in order to attain profitability. The present nature of the Company’s business is such that it is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which as of the date hereof, is not certain to occur.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to the Omagine Project.

No capital expenditures were incurred during the quarterly period ended September 30, 2011. Depending upon the outcome of current negotiations and the availability of resources, the Company may incur significant expenses related to capital expenditures in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2011 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2010

The Company had no revenue for the nine month periods ended September 30, 2011 and September 30, 2010.

Selling, General and Administrative expenses were $1,283,563 during the first nine months of 2011 compared to $940,987 in the first nine months of 2010. This increase of $342,576 (36%) was primarily attributable to increases in commitment fees of $300,000, consulting fees of $88,121, fringe benefits of $8,071, accounting fees of $11,700, directors’ fees of $13,500 and interest expense of $17,027 and other net increases of $220; offset by decreases in legal fees of $69,839, telephone expense of $6,094 stock option expenses of $13,157, stockholder relations expense of $5,329 and by an increase in minority interests’ share of loss in Omagine LLC of $1,644.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s net loss for the nine months ended September 30, 2011 was $1,283,563. During the nine months ended September 30, 2011, the Company experienced an increase in cash of $109,634. At September 30, 2011, the Company had a working capital deficit of $1,357,681, compared to working capital deficit of $1,367,603 at December 31, 2010. The $9,922 decreased deficit in working capital is attributable primarily to the $109,634 increase in cash, the $38,191 increase in notes payable and accrued interest, the $46,839 increase in accounts payable and the $16,072 increase in accrued expenses and other current liabilities. Of the $1,615,532 of current liabilities at September 30, 2011, $931,145 (58%) represents amounts due to officers and directors.

The failure of the Company to secure additional funding to implement its business plan, or the failure to sign the Development Agreement for the Omagine Project will significantly affect the Company’s ability to continue operations. The Company is presently examining various options to raise additional capital.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA”). The SEDA expired on April 30, 2011. Pursuant to the SEDA Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (“Shares”) to YA (“Sales”) at the Purchase Price (as determined pursuant to the terms of the SEDA). The Company was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals five million dollars ($5,000,000) in the aggregate. YA was obligated to purchase such Shares from the Company subject to certain conditions including (i) Omagine filing a registration statement with the SEC to register the Shares, (ii) the SEC declaring such registration statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to five trading days, and (iv) the amount of any such individual periodic sale of Shares could not exceed two hundred thousand dollars ($200,000). The registration statement filed by the Company with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new registration statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new registration statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011 and the effective status of the registration statement expired subsequent thereto. All sales of Shares pursuant to the SEDA were made at the sole discretion of the Company.

On May 4, 2011, The Company executed a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd (“YA Ltd”) under substantially the same terms and conditions as the SEDA executed between YA and the Company in December 2008. YA Ltd's obligation to purchase shares of Common Stock under the New SEDA is subject to certain conditions, including (i) Omagine obtaining an effective registration statement for shares of Common Stock sold under the New SEDA (“Registration Statement”) and (ii) the amount for each equity tranche designated by Omagine to be no greater than the greater of (i) two hundred thousand dollars ($200,000) or (ii) an amount calculated by multiplying the daily trading volume of the Company’s Common Stock by the bid price for such Common Stock for each of the five trading days prior to the day that the Company delivers written notice to YA Ltd of its intended equity tranche and then averaging such five amounts. The Registration Statement filed by the Company in connection with the New SEDA was declared effective by the SEC as of August 24, 2011. The Company has utilized the SEDA and the New SEDA to fund its operations as necessary and, absent any alternative source of financing, intends to continue to utilize the New SEDA to fund its ongoing operations and the OMAG Final Investment into Omagine LLC. There can be no assurance given that the Company will be able to successfully utilize the New SEDA to secure the significant amounts of financing necessary for it to execute its presently conceived business plan. As of the date of this report, the Company is continuing to examine alternative methods to more efficiently raise additional capital in order to fund its ongoing operations and to fund the OMAG Final Investment into Omagine LLC.

Item 4 - Controls and Procedures

As indicated in the certifications in Exhibit 31 and Exhibit 32 of this report, the Company’s chief executive and financial officer has evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, this officer has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to him in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In October 2011, pursuant to the New SEDA the Company sold 8,948 shares of Common Stock to YA Master for proceeds of $25,000.

During the three months ended September 30, 2011, the Company sold an aggregate of 44,591 shares of Common Stock to six accredited investors for aggregate proceeds of $160,000.

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

ITEM 6.                      Exhibits

Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers	Description
10.1	The Shareholder Agreement dated as of April 20, 2011 *
10.2	Reference Copy of Exhibit 10.1 (1)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	Omagine LLC Constitutive Contract, effective September 13, 2011, as filed with the Ministry of Commerce & Industry of the Sultanate of Oman. *
99.2	Reference Copy of Exhibit 99.1 *

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

 *                  Filed herewith

(1)   Filed as Exhibit 10.1 to Omagine’s Current Report on Form 8-K filed with the SEC on May 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: November 8, 2011	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer