Form 10-K
period 2011-12-31
Omagine, Inc.
filed 2012-04-16
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 0-17264

Omagine, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-2876380
(State of incorporation)	(I.R.S. Employer
Identification Number)

350 Fifth Avenue, Suite 4815-17, New York, N.Y. 10118
(Address of Principal Executive Offices)

Registrant's telephone number and area code: (212) 563-4141

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended ("Securities Act"). [ ] Yes [x] N

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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

The aggregate market value of the 9,804,173 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2011, the last day of the Registrant's most recently completed second quarter, was $20,343,659. (SEE: "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of March 27, 2012, the Registrant had outstanding 13,287,181 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

The Index to Exhibits appears on page 29.

	Omagine, Inc.
	Table of Contents to Annual Report on Form 10-K

	Fiscal Year Ended December 31, 2011

		Page
	Forward Looking Statements	3

	Part I

Item 1.	Business	4

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote
	of Security Holders	13

	Part II

Item 5.	Market for Registrant's Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	16

Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 8.	Financial Statements and Supplementary Data	20

Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	20

Item 9B.	Other Information	20

	Part III

Item 10.	Directors, Executive Officers and
	Corporate Governance	21

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder
	Matters	27

Item 13.	Certain Relationships and Related Transactions
	and Director Independence	28

Item 14.	Principal Accountant Fees and Services	28

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	29

Forward Looking Statements

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

PART I

Item 1. Business.

Introduction

Omagine, Inc. (the "Registrant" or "Omagine, Inc.") is a holding company which was incorporated in Delaware in October 2004.

The Registrant is the successor to Alfa International Corp. and it conducts substantially all of its operations through its 60% owned subsidiary Omagine LLC and its wholly-owned subsidiary Journey of Light, Inc. (“JOL”).

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, an Omani limited liability company in the Sultanate of Oman ("Oman").

In May 2011, Omagine LLC sold newly issued shares of its capital stock to Omagine Inc. and three investors thereby reducing the Omagine, Inc. ownership of Omagine LLC from 100% to 60%.

 Omagine, Inc., JOL and Omagine LLC are sometimes referred to herein collectively as the "Company".

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects, primarily in the Middle East and North Africa (the “MENA Region”).

The Company presently concentrates the majority of its efforts on the tourism and real estate development business of Omagine LLC.

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, Suite 4815-17, New York, NY 10118, and its telephone number is 212-563-4141. Omagine LLC leases an office in Muscat, Oman. All facilities are leased from unaffiliated third parties.

Products, Services, Marketing and Distribution

The Omagine Project

The Company has proposed to the Government of Oman (the "Government") the development of a tourism and real estate project (the "Omagine Project") to be developed by Omagine LLC in Oman. Omagine LLC was formed in Oman for the purpose of designing, developing, owning and operating the Omagine Project.

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately six miles from Muscat International Airport (the "Omagine Site"). The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter; associated exhibition buildings; a boardwalk; an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; associated retail shops and restaurants; entertainment venues; boat slips and docking facilities; a five-star resort hotel; a four-star resort hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale.

Significant commercial, retail, entertainment and hospitality elements are included in the Omagine Project which is expected to take more than five years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex ("ITC"). Pursuant to the Development Agreement as presently contemplated, the Government will issue a license to Omagine LLC designating the Omagine Project as an ITC and as such, Omagine LLC will be permitted to sell the freehold title to land and properties which are developed on the Omagine Site to any person, including any non-Omani person.

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”). The Development Agreement has been approved by all the required Ministries of the Government of Oman.

The Omagine Project and the Omagine DA have received multiple Government approvals over the past several years including at least three (3) written approvals of the project from the Government. In July 2011, after many drafts and several years of negotiations, the Omagine Development Agreement was agreed by Omagine LLC and all required ministries of the Government the (“Final DA”). In September 2011, as requested by the Ministry of Tourism (“MOT”), Omagine LLC registered its new shareholders (see “Shareholder Agreement” below) with the Ministry of Commerce & Industry and, to the best knowledge and belief of the Company and its attorneys, no further barrier to signing the Final DA then existed.

In February 2011, the former Minister of Tourism, with whom the Company had the majority of its dealings regarding the DA, passed away. A new Minister of Tourism was appointed in March 2011 and was replaced in May 2011 by a third Minister of Tourism, His Excellency Abdulmalik Al-Khalili. Last month (March 2012), H.E. Abdulmalik was appointed as the Minister of Justice  and he was replaced at MOT on March 1, 2012 by the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi.

The MOT legal staff had asked us in June 2011 to provide a written history and background of the Omagine Project (the “Omagine DA Report”) for use by them in updating and briefing the then newly appointed Minister, H.E. Abdulmalik Al-Khalili. This was done, and in July 2011 the MOT legal staff informed the Company’s attorneys that the then Minister of Tourism, H.E. Abdulmalik Al-Khalili, had approved the Final DA for the Omagine Project and that all matters regarding the Final DA were resolved, agreed and accepted by the Government.

The MOT legal staff then asked us to undertake and complete the registration with the Government of Oman of the names and ownership positions of the Omagine LLC shareholders (the “Registration”). The Registration was the last remaining condition precedent necessary to be accomplished in order to sign the DA. The Registration was accomplished on September 13, 2011 and the final Registration documents were delivered to MOT on September 19, 2011.

From September to November 2011, our employees and attorneys attempted numerous times - but to no avail - to schedule a meeting between H.E. Abdulmalik Al-Khalili and the Company’s president, Mr. Frank J. Drohan, for the purpose of scheduling a signing date for the DA.

A meeting between Omagine and MOT senior staff was finally scheduled and on December 10, 2011, we met with the Director General for Planning at MOT, Mr. Mohamed Sinanni, (who was the primary MOT negotiator of the Omagine DA over the years), an MOT lawyer also heavily involved in the Omagine DA negotiations over the years, an adviser to the Minister, and the head of the Minister’s office.

Both Mr. Sinanni and the MOT lawyer were completely and entirely familiar with all the details of the Omagine Project, the years of DA negotiations, and with the Final DA. The head of the Minister’s office asked for a briefing on the Omagine Project and we referred him to Mr. Sinanni, the MOT lawyer and to the aforementioned Omagine DA Report which we had sent to the Minister 6 months earlier in June 2011. The MOT attendees at the meeting stated that they had not seen or read the Omagine DA Report so we again sent it to the head of the Minister’s office the following day (December 11, 2011).

At this December 10th meeting (i) Mr. Sinanni confirmed to all in attendance that the “Final DA” was indeed agreed in its entirety by the Government and by Omagine LLC, and (ii) the MOT lawyer stated that the Government and Omagine LLC would be signing the DA in a few weeks. The meeting was otherwise uneventful and we were asked to return to Oman in mid-January (later postponed by MOT to late January) in order to meet with H.E. Abdulmalik Al-Khalili and conclude. After several unsuccessful attempts to schedule a meeting, our attorneys wrote to H.E. Abdulmalik Al-Khalili on January 23, 2012. Our attorneys letter to the Minister of Tourism stated in relevant part; “The Final DA combined with the numerous “approval letters” from the Government and other written and oral communications with and from the Government clearly and unequivocally demonstrate that a meeting of the minds has occurred between MOT and Omagine LLC with respect to the terms and conditions of the Final DA and we are concerned about the continued internal delays at MOT”.

Neither H.E. Abdulmalik Al-Khalili (the former Chairman of Bank Muscat and now the Minister of Justice) nor anyone from the Oman Government disputed this fact or objected to the fact that such an agreement and meeting of the minds regarding the Final DA had occurred. As of the date hereof (3 months after our attorney’s January letter and 9 months after the Final DA was agreed), the complete agreement to all the terms and conditions of the Final DA by all parties remains uncontested by the Government.

From January through March 2012, our employees and attorneys made numerous attempts to schedule a meeting between H.E. Abdulmalik Al-Khalili and Mr. Drohan –  again, to no avail.

In early March H.E. Abdulmalik was appointed Minister of Justice and he was replaced at MOT by the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi.

During March 2012 and continuing through to the date of this report, we, our lawyers, and now a representative of Royal Court Affairs (“RCA”) have been in touch with the Under-Secretary of Tourism, Her Excellency Maitha Al Mahrooqiyah in order to arrange a meeting with Her Excellency, the Under-Secretary and the Omagine LLC shareholders. The purpose of the meeting is to determine the status of the Omagine DA, to update the Under-Secretary and to arrange a follow-on meeting with the new Minister, H.E. Ahmad bin Nasser Al Mehrzi with a view to determining a signing date for the DA. Management has been actively engaged with high level persons in both the Oman Government and the U.S. Government over the past many months in an effort to break the communications logjam with the MOT.

On April 11, 2012, a representative of Royal Court Affairs informed us that he had a telephone conversation that day with Her Excellency Maitha wherein Her Excellency informed the Royal Court Affairs’ representative: (i) that she has reviewed the Omagine DA and the Omagine Project; (ii) that MOT very much likes the project and believes it will be a good project for the Sultanate; and (iii) that there is no material problem and the only issue outstanding is that MOT wants to amend certain DA clauses in order to make the DA conform with new Government regulations including the new regulations regarding investor and consumer protection for home buyers. Her Excellency Maitha informed the RCA representative that MOT had drafted the changes to the affected DA clauses and sent them to the Ministry of Legal Affairs (“MOLA”) for a legal opinion and that MOT was awaiting a response from MOLA (the “MOLA Response”). When asked by the RCA representative when such MOLA Response was expected, Her Excellency informed the RCA representative that she had spoken to the Under-Secretary at MOLA just that morning (April 11); that she would continue to follow up with MOLA; that she was instructed by the new Minister of Tourism, His Excellency Ahmad Al Mehrzi, to prioritize and finalize the Omagine Project and DA; and that as soon as she received the MOLA Response she would contact the RCA representative to arrange a meeting with him and the Omagine staff to discuss the MOLA Response, finalize the DA, and arrange for a DA signing date. Her Excellency apologized to the RCA representative for not meeting with the Omagine staff earlier but explained that she is unable to discuss the matter fully until she receives the MOLA Response. In closing, the RCA representative again asked Her Excellency if there were any other issues outstanding other than the modification of the DA clauses pursuant to the MOLA Response to which she had referred. Her Excellency responded that no, there were no other issues outstanding; that Omagine is a good project for the country; that the new minister is urging her to finalize the Omagine DA; and that she only had to get the MOLA Response about the modified DA clauses.

The Company's prior quarterly, annual and current reports filed with the SEC have exhaustively detailed the many delays experienced to date in our efforts to get the DA signed with the Government of Oman. The narrative of those delays is available in such reports and need not be repeated here. Although there have been extraordinary delays to date by the Government, now that the Final DA has been agreed and MOT has informed RCA that it is only awaiting the MOLA Response to MOT’s seemingly minor and immaterial changes to certain clauses in the Final DA, management continues to be cautiously optimistic that the Government will memorialize its agreement to the DA in a signed written document so that progress in the development of the Omagine Project may be facilitated.

Notwithstanding the foregoing however, management is unable at this time to definitively confirm that MOT’s proposed changes to certain DA clauses are indeed “minor and immaterial” as has been indicated to RCA by MOT, nor can we confirm that such proposed changes will or can be accepted by Omagine LLC. Indeed, past experience indicates that caution should be exercised in making any such assumptions until the written MOLA Response and/or the written documents proposing the modified DA clauses are delivered to us by MOT.

The Shareholder Agreement:

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). Prior to the signing of the Shareholder Agreement, Omagine LLC was wholly owned by Omagine, Inc. and JOL. The Shareholder Agreement is Exhibit 10.4 hereto.

Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to 60% and Omagine LLC sold newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc. for a cash investment amount of approximately $70.1 million (the “Cash Investment”) plus an as yet undetermined non-cash “payment-in-kind” amount representing the value of the land constituting the Omagine Site. Pursuant to the terms of the Shareholder Agreement, the Cash Investment will be invested in three stages.

As of the date hereof the initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC from the New Shareholders and Omagine, Inc.

Subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the Cash Investment equal to approximately $546,000 (the “OMAG Final Equity Investment”) will be received by Omagine LLC from Omagine, Inc.

On or immediately subsequent to the Financing Agreement Date, the final portion of the Cash Investment equal to approximately $69,233,125 will be received by Omagine LLC from the New Shareholders.

The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

The Office of Royal Court Affairs ("RCA"), is an Omani organization representing the personal interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman. Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. CCIC has approximately five and one-half (5.5) billion dollars in annual revenue and one hundred twenty thousand (120,000) employees worldwide. It has operating subsidiaries in, among other places, every country in the MENA Region. Consolidated Contracting Company S.A. (“CCC-Panama”) is a subsidiary of CCIC and is its investment arm. Consolidated Contractors (Oman) Company LLC, (“CCC-Oman”) is a construction company with approximately 13,000 employees in Oman and is CCIC’s operating subsidiary in Oman.

The New Shareholders are (i) RCA, (ii) CCC-Panama and (iii) CCC-Oman. The parties to the Shareholder Agreement are Omagine, Inc., JOL and the New Shareholders.

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of Omagine Project related expenses incurred by Omagine, Inc. and JOL prior to the signing of the DA. Such Pre-Development Expense Amount expenses were heretofore incurred by Omagine, Inc. and JOL and continue to be incurred by Omagine, Inc. with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and the negotiation and conclusion of the Development Agreement with the Government.

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement, the Pre-Development Expense Amount is approximately nine (9) million U.S. dollars, and (ii) defines the Success Fee as being equal to ten (10) million dollars.

As provided for in the Shareholder Agreement, Omagine, Inc. will receive payment in full of:

(i)           the Pre-Development Expense Amount and,

(ii)           the $10 million Success Fee.

The Shareholder Agreement defines the “Financing Agreement Date” as the day upon which Omagine LLC and an investment fund, lender or other person first execute and deliver a legally binding agreement pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project. The date subsequent to the Financing Agreement Date when Omagine LLC draws down the first amount of debt financing is the “Draw Date”.

The ten (10) million dollar Success Fee will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

Fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. on or within ten (10) days after the Draw Date and the remaining fifty percent (50%) will be paid to Omagine, Inc. in five equal annual installments beginning on the first anniversary of the Draw Date.

Pursuant to the Shareholder Agreement:

1.
CCIC’s two subsidiaries will invest an aggregate of 19,010,000 Omani Rials in cash (equivalent to approximately $49,426,000) into Omagine LLC. CCC-Panama will invest 12,673,333 Omani Rials (equivalent to approximately $32,950,666) and CCC-Oman will invest 6,336,667 Omani Rials (equivalent to approximately $16,475,334), as follows:

(i) As of the date hereof, CCC-Panama has invested 15,000 Omani Rials (equivalent to approximately $39,000) into Omagine LLC and CCC-Panama will invest an additional 12,658,333 Omani Rials (equivalent to approximately $32,911,666) on the Financing Agreement Date.

(ii) As of the date hereof, CCC-Oman has invested 7,500 Omani Rials (equivalent to approximately $19,500) into Omagine LLC and CCC-Oman will invest an additional 6,329,167 Omani Rials (equivalent to approximately $16,455,834) on the Financing Agreement Date.

(iii) The CCC-Panama and CCC-Oman initial combined investments of approximately $58,500 have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined investment balance of approximately $49,367,500 is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

(iv) The result of the foregoing is that CCC-Panama presently owns ten percent (10%) of Omagine LLC and CCC-Oman presently owns five percent (5%) of Omagine LLC. Absent any further Omagine LLC equity sales, CCC-Panama will continue to own ten percent (10%) of Omagine LLC and CCC-Oman will continue to own five percent (5%) of Omagine LLC.

2.
RCA will invest an aggregate of 7,678,125 Omani Rials in cash (equivalent to approximately $19,963,125) plus RCA will also invest the value of the payment-in-kind (the “PIK”) into Omagine LLC as follows:

(i) As of the date hereof, RCA has invested 37,500 Omani Rials (equivalent to approximately $97,500) into Omagine LLC and RCA will invest an additional 7,640,625 Omani Rials (equivalent to approximately $19,865,625) on the Financing Agreement Date.

(ii) Concurrent with Omagine LLC acquiring its rights over the Omagine Site pursuant to the terms of the Development Agreement, the PIK will be valued and such value will be booked as an additional capital investment by RCA into Omagine LLC.

(iii) RCA’s initial cash investment of approximately $97,500 has been received by Omagine LLC as of the date hereof and payment of the RCA cash investment balance of approximately $19,865,625 is contingent upon the occurrence of the Financing Agreement Date.

(iv) The result of the foregoing is that RCA presently owns twenty-five percent (25%) of Omagine LLC. Absent any further Omagine LLC equity sales, RCA will continue to own twenty-five percent (25%) of Omagine LLC.

3.	Omagine, Inc. will invest an aggregate of 300,000 Omani Rials in cash (equivalent to approximately $780,000) into Omagine LLC as follows:

(i) As of the date hereof Omagine, Inc. has invested an aggregate of 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC.

(ii) Omagine Inc. will invest an additional 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC (the “OMAG Final Equity Investment”) after the DA is signed but before the Financing Agreement Date.

(iii) The result of the foregoing is that Omagine, Inc. presently owns sixty percent (60%) of Omagine LLC. Absent any further Omagine LLC equity sales, Omagine, Inc. will continue to own sixty percent (60%) of Omagine LLC.

The percentage ownership of Omagine LLC by each of its shareholders presently is:

Omagine, Inc.	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%

Management presently intends to pursue the sale of a percentage of Omagine LLC’s equity to one or more investors as soon as reasonably possible subsequent to the signing of the DA and management presently believes it can maintain Omagine, Inc.’s majority control of Omagine LLC while successfully selling such Omagine LLC equity to new investors. Although present market conditions remain somewhat unsettled, management remains optimistic that subsequent to the signing of the DA, Omagine LLC will be able to sell a percentage of its equity to one or more investors for an amount in excess of the average cash investment amount paid by the New Shareholders.

As specified above, pursuant to the provisions of the Shareholder Agreement, the total amount of the Cash Investment into Omagine LLC by Omagine, Inc. and the New Shareholders will be $70,169,125 and although Omagine, Inc. and the New Shareholders will invest an aggregate of $936,000 of that $70,169,125 before the Financing Agreement Date, 98.7% of such $70,169,125 equal to $69,233,125 (the “Deferred Cash Investment”) will not be invested by the New Shareholders or received by Omagine LLC until the Financing Agreement Date.

The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA. If however the financial resources are available to Omagine, Inc., Omagine, Inc. and Omagine LLC may, at their option, choose to trigger the Financing Agreement Date earlier (and thereby trigger the $69,233,125 Deferred Cash Investment into Omagine LLC) by having Omagine, Inc. make a secured loan to Omagine LLC to finance the first phase of the development of the Omagine Project. The first phase of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by Omagine LLC shortly after the DA is signed. Pursuant to the provisions of the Shareholder Agreement, the date on which such a loan from Omagine, Inc. to Omagine LLC is made, if it is made, would constitute a Financing Agreement Date and would therefore trigger the injection into Omagine LLC of the $69,233,125 Deferred Cash Investment.

While it will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if Omagine LLC wishes to immediately begin extensive design and development activities it will have to sell additional equity or raise additional alternative financing. Otherwise, Omagine LLC will have to wait until a Financing Agreement Date occurs and the debt financing and Deferred Cash Investment are received in order to perform such extensive design and development activities.

The Shareholder Agreement also memorializes the PIK capital contribution being made to Omagine LLC by RCA. The PIK represents a portion of RCA’s payment to Omagine LLC for its 25% ownership of Omagine LLC. The value of the PIK will equal the value to Omagine LLC that is ultimately assigned to the provision to Omagine LLC of the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the Government for the specific purpose of developing it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor, Deloitte & Touche, (M.E.) & Co. LLC.

Subsequent to the above Cash Investment into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC after the Financing Agreement Date will be 26,988,125 Omani Rials (equivalent to $70,169,125). The capital of Omagine LLC will likely be increased further at a later date by the non-cash capital increase resulting from the valuation of the PIK.

The extraordinary location of the Omagine Site is universally recognized by local market participants and the significance to the Company of the provision of the Omagine Site to Omagine LLC is enormous. Irrespective of its future PIK valuation as an Omagine LLC capital investment (which valuation management expects to be substantial), the Omagine Site will be a primary driver of future Company revenue and the benefits to the Company derived from the PIK will be significant.

Management presently believes that a clear-headed analysis of past events plainly indicates that the PIK and the Cash Investment which are memorialized by the legally binding Shareholder Agreement are the most important portions of Omagine LLC’s capital structure. The PIK and the $70 million Cash Investment are the most difficult to arrange and highest risk portion of Omagine LLC’s equity capital structure. They are both in place as of the date hereof.

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine, Inc. management on behalf of Omagine LLC in arms-length transactions between Omagine LLC and the New Shareholders. Other than their present ownership positions in Omagine LLC, none of the New Shareholders are affiliates of the Company.

Among other things, the Shareholder Agreement also specifies the corporate governance and management policies of Omagine LLC and it provides for the Omagine LLC shares presently owned by JOL to be transferred to Omagine, Inc. subsequent to the signing of the DA. The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement. The Shareholder Agreement is Exhibit 10.4 hereto.

In December 2007 the Company signed a one year agreement (the "Bank Muscat MOU") with Bank Muscat SAOG ("BankMuscat" or the "Bank"). BankMuscat is the largest financial institution in Oman and is 30% owned by RCA. The Bank Muscat MOU memorialized the agreement between the Company and the Bank regarding, among other things, the Company appointing the Bank as its financial advisor immediately subsequent to the signing of the Development Agreement. The Bank Muscat MOU also contemplated that the Bank would negotiate with financial institutions and potential investors on behalf of Omagine LLC and act as placement agent for Omagine LLC’s future debt and capital requirements. The Oman Integrated Tourism Projects Fund (the “Fund”) is an investment fund managed by BankMuscat. The Bank Muscat MOU also memorialized the Fund’s proposed investment of up to twenty-five percent of the capital of Omagine LLC after the DA was signed. As of the date hereof the DA has not been signed and the Bank Muscat MOU has expired.

The Company, the Fund, BankMuscat and Omagine LLC have held many discussions and meetings since 2007 and in August 2010 BankMuscat informed the Company that since the Fund’s authority to make investments would expire in November 2010, the Fund therefore required a guaranteed earlier exit date for its proposed equity investment. The other proposed Omagine LLC shareholders (Omagine, Inc., RCA and CCC) would not be guaranteed any such early exit date and the Company and the Fund never came to terms on this matter. In October 2010 the Fund informed us that it did not wish to be an equity investor in Omagine LLC but that it did wish to provide subordinate debt financing (“Mezzanine Financing”) to Omagine LLC after the DA was signed and subject to its usual due diligence at such time.

It is management’s understanding that the Fund’s authority to make investments was extended in November 2010 for an additional year until November 2011. As of November 2011 the DA had still not been signed and management is of the belief that, in view of the inordinate delays encountered in getting the DA signed, it is now unlikely that the Fund will be an investor or a source of such Mezzanine Financing. Subsequent to the signing of the DA, it is our present intention to have Omagine LLC hire Bank Muscat as its non-exclusive financial advisor to provide Omagine LLC with financial advisory services with respect to its project financing requirements, including any requirements Omagine LLC may have for further equity investments and/or Mezzanine Financing.

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, Omagine LLC presently intends to hire Michael Baker Corp. ("Baker") as its Program Manager and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker’s future involvement with Omagine LLC. In March 2011 the President and CEO of Baker met with the Company’s president in Oman and indicated that Baker would open an office in Oman if it was awarded a contract for the Omagine Project. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide - including in the MENA Region.

The interpretive design, entertainment content, and visitor experience design candidates to be hired by Omagine LLC have been narrowed to a short list of professional companies. It is presently anticipated that subsequent to the signing of the DA, one or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform the Company’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the Middle East, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must memorialize their agreement to the Final DA in a signed written document (as possibly modified by the MOLA Response referred to above). All of management’s past estimates regarding the timing of the signing of the DA have been confounded by the often inexplicable delays on the Government’s part, and even though as of the date hereof and for the past many months the Government has explicitly agreed to all the terms and conditions of the Final DA, it is not possible at this time to predict a precise DA signing date until after the MOLA Response is received by MOT and discussed and agreed between MOT and Omagine LLC. While this process has experienced numerous delays, management believes its patience will be rewarded and that the Development Agreement will be signed in 2012. Notwithstanding the foregoing, and in view of the long and continuing history of delays by the Government, no assurance can be given at this time that the long since agreed to Final DA will be signed soon, or at all.

The financial results of Omagine LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a moderate increase in capital in the third quarter of 2011 as a result of the initial capital contributions of the New Shareholders to Omagine LLC. If and when the Financing Agreement Date occurs, the Company will experience another more substantial increase in capital of approximately $42 million which is 60% of the approximately $70 million of cash capital investments which will be recorded at such time as capital on Omagine LLC’s financial statements and reflected in the Company’s consolidated financial statements. At or about that same time the Company may experience an additional substantial, but as yet undetermined, increase in its capital, which increase will be equal to 60% of the valuation of the PIK, provided that the value of the PIK is recorded as capital on Omagine LLC’s financial statements.

The capital of Omagine LLC, proceeds from the sales, if any, by Omagine LLC of additional equity stakes, bank borrowings, Mezzanine Financing, if any, and the proceeds from sales of its residential and commercial properties, are expected to be utilized by Omagine LLC to develop the Omagine Project. Omagine LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine, Inc. remains a shareholder of Omagine LLC.

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will, along with other financial institutions, be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of financial institutions with respect to such Construction Financing as well as mezzanine and senior debt for Omagine LLC but these discussions cannot be advanced further or concluded until the agreed DA is actually signed by the parties. All the contractual terms and conditions of the DA are well known and agreed by all parties. Notwithstanding that fact, banks and financial institutions prefer to have a signed contract document in place before moving further along or concluding these Construction Financing discussions. Management is cautiously optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The Final DA, which is presently agreed and approved (but not yet signed and which may or may not be modified by the MOLA Response), recognizes and addresses this issue when it states, in relevant part:

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

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the European sovereign debt crisis has come into full view and the project financing environment in Oman and the MENA Region remains more cautious and challenging than before these crises. Management is in contact on a regular basis with MENA Region banks and international financial institutions regarding the financing of the Omagine Project and remains cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants believe that price stabilization and a recovery in both transaction volume and pricing is now occurring. Should this recovery in fact be occurring, and continue to occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC’s plans contemplate beginning a year or more of intensive design and planning activities once the DA is signed followed by the launch of residential and commercial sales at the Omagine Project. Given the continued delays in getting the DA signed, the Company presently expects that planned launch date to be pushed into 2013 or beyond. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that, at the present moment, the continued gradual recovery of the project finance and local real estate markets are positive indicators for the Company’s future prospects.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in 2012 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s planned 2013 or beyond sales launch will be at least equal to the prices that are presently budgeted in Omagine LLC’s financial model.

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present projections should be avoided. Management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management fully expects that its revenue projections and cost estimates for the Omagine Project will require adjustment – possibly significant adjustment – as future events unfold.

Omagine LLC’s financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $900 million dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $450 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast, and it is as of approximately six months prior to the date of this report. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change from time to time in line with market fluctuations and as the project unfolds.

The sale of residential and commercial properties are the main revenue drivers supporting Omagine LLC's financial projections. The increase over the last several years in the value of the land constituting the Omagine Site is expected to have a positive effect on revenue and on the valuation of the PIK.

Management cautions that investors should not place undue reliance on the aforementioned financial model projections or on estimates by market participants mentioned herein as all such projections, estimates and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized or that the estimates or forecasts will prove to be accurate. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which, unless otherwise noted to the contrary, speaks only as of the date hereof.

Although the Oman economy has not been as severely affected by the 2008-2009 worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. Significant new housing inventory, especially apartments, have recently come onto the local Muscat area market. The market absorption rates (number of market transactions) for new residential housing remains weak but has picked up in recent months and some market observers and real estate agents expect a continued gradual resurgence as existing pent-up demand is unleashed and buyers’ become less fearful. The ongoing sovereign debt crisis in Europe however only adds to buyers’ unease and the outcome of that crisis and its effect on buyers’ behavior is unknown at this time. Omagine LLC is not expected to begin offering residential units for sale until at least one year after the DA is signed.

The Government’s delays in signing the DA from Q1 2006 through Q2 2008 inflicted a very large opportunity cost on the Company (i.e. the lost value to the Company because of Government delays in signing the Omagine DA). The lost opportunity cost during the period from Q2 2008 to Q3 2010 however was significantly less.

The lost opportunity cost to the Company caused by the Government’s continued delays in signing the DA from Q3 2010 to the present time is less than it was in the 2006/2008 period but it is still quite large; and it is growing.

Management is of the opinion therefore that some of the Q2 2008 to Q3 2010 delays we have experienced have in some instances worked to the benefit of the Company. Had we been successful in signing the DA during this period, it now seems in hindsight that we may have been negatively affected by the then ongoing worldwide financial crisis. The prospects for the Company and its shareholders were severely injured by the Q1 2006 through Q2 2008 delays by the Government and are continuing to be severely injured by the ongoing Government delays from Q3 2010 to the present time. It seems however that some of the 2008/2010 delays may have extricated the Company from a more challenging real estate and project finance environment than would certainly have been the case either before or after that 2008/2010 period.

In early 2011 His Majesty, the Sultan made changes in various ministries in the Government, including appointing a new Minister of Tourism to fill the vacancy caused by the passing in early 2011 after a long illness of the first Minister of Tourism. That second Minister of Tourism was replaced by a third Minister of Tourism two months later in May 2011 and that third Minister of Tourism was replaced by a fourth Minister of Tourism - the present Minister - in March 2012. Since the Final DA was approved by all parties in mid-2011, management is presently of the opinion that these multiple ministerial changes at the Ministry of Tourism undoubtedly had a delaying impact on the signing of the DA. Management is hopeful that the MOLA Response will be received and resolved shortly and we believe that the Company’s prospects will be well served if the DA is signed in 2012.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized to determine the value of the PIK and by Omagine LLC’s financial advisors in their discussions with banks and other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirement for such financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Trends in the local market subsequent to the recent financial crises mentioned above however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

The Final DA as presently contemplated and agreed, allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. The land within the Omagine Site underlying such residences or commercial properties may be sold to the buyer of such residences or commercial properties and the freehold title to such land and properties may be transferred to such buyers at the closing of such sales transactions. As mentioned above, the value of the land constituting the Omagine Site is expected to have a positive effect on Omagine LLC’s revenue. Pursuant to the Final DA, Omagine LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the land it sells to third parties. Such payment is only made to the Government by Omagine LLC after the closing of the sale of such land and the receipt of payment by Omagine LLC from such third parties. At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for Omagine LLC; (iii) negotiating the outlines of initial contracts with the major vendors, contractors, consultants, employees and financial institutions proposed to be involved in the Omagine Project, (iv) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (v) examining various tax structures, (vi) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (vii) examining various other matters we believe will enhance shareholder value, and (viii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, Omagine, Inc. will derive revenue, on and subsequent to the Financing Agreement Date, from (i) the payment to it by Omagine LLC of the $10 million Success Fee, and (ii) the reimbursement to it by Omagine LLC of the Pre-Development Expense Amount. The Company is presently planning to enter businesses other than real estate development - and ancillary to the Omagine Project - subsequent to signing the Development Agreement and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Several Omagine, Inc. shareholders had previously expressed their concern that the tension and unrest in the MENA region in 2011 and 2012, both external and internal to Oman, had a negative effect on the Omagine Project or had caused a delay in the closing process for the Omagine DA. Management was and is of the opinion that at least up until mid to late 2011 this was not the case. During the period of Middle East headline news about the Arab Spring and unrest in the MENA region, Omagine LLC was fully engaged in (i) revising, concluding and signing the Shareholder Agreement with the New Shareholders, and (ii) concluding the final DA and the Registration. As noted above, the several ministerial changes at MOT, as well as recent tension surrounding Iran, Israel and the U.S., have probably distracted the Government and contributed to the recent delays in the signing process for the DA.

Other Arab countries in the MENA region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations were and are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, in the first half of 2011 Oman experienced several low-key, low-turnout, low-intensity demonstrations with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including widely acclaimed elections) to address the expressed concerns of the citizens of Oman.

Notwithstanding the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and, unless otherwise indicated to the contrary, as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Competition:

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than Omagine LLC presently possesses. Management believes that the Company's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its success to date in advancing the Omagine Project to its present status. Each of these consultants, some of whom depending upon future events may become employees of Omagine, Inc. and/or Omagine LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism experience design; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; and training and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the MENA Region. Mr. Sam Hamdan, who is the Company’s primary strategic consultant and the Deputy Managing Director of Omagine LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English and, depending on future circumstances, may become Omagine, Inc.'s President subsequent to the Financing Agreement Date. Although several of Omagine LLC's competitors have well established businesses and brand reputations, management believes that Omagine LLC's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government, (ii) the Company's and Omagine LLC's senior management have established strong and trusting relationships with the relevant Government officials, and (iii) the Shareholder Agreement demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project. Company management believes Omagine LLC can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

Engineering, Design and Construction

The Company does not presently own or directly operate any engineering, design or construction companies or facilities but the Company or Omagine LLC may, depending upon events, establish its own in-house design supervision team and/or enter into joint ventures with firms providing such services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to documents, designs and drawings executed by such independent designers, architects, contractors and consultants are or will be the property of either Omagine, LLC or Omagine, Inc. (See: "Patents, Copyrights and Trademarks").

Marketing

The Company has engaged in significant marketing, design, promotional and other activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these activities (the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is generally associated with travel, consulting and professional fees, planning and feasibility studies, design, engineering and with similar such activities including preparing and making presentations to the Government of Oman.

Pursuant to the provisions of the Shareholder Agreement the Pre-Development Expense Amount (estimated to be approximately nine million U.S. dollars as of the date of the Shareholder Agreement) will be reimbursed to Omagine, Inc. by Omagine LLC.

Manufacturing and Production

The Company does not engage in any manufacturing activities and as such does not maintain any inventory. In the future, Omagine LLC may maintain an inventory of residential properties held for sale to third parties.

Patents, Copyrights and Trademarks

Omagine, Inc. has filed trademark applications with the United States Patent and Trademark Office ("USPTO") for the mark OMAGINE and six related marks (collectively, the "Marks"). Omagine, Inc. has also filed trademark applications for the Marks in Oman and Kuwait within the applicable time periods required.

The mark OMAGINE and three of the six related Marks have each been issued a Certificate of Registration from the USPTO and are now officially registered Marks in the United States.

The USPTO issued a "Notice of Allowance" with respect to each of the remaining three related Marks (the “Expired Marks”) and the applications for such Expired Marks could have been approved for registration upon the filing of a valid "Statement of Use" attesting that each such Expired Mark was in commercial use. Due to the delays encountered by the Company in signing the DA, the Expired Marks were not put into commercial use by the “Final Statement of Use Deadline” and all three applications for the Expired Marks have expired. The Expired Marks remain of interest to the Company and, depending upon future circumstances, we may file new trademark applications for the Expired Marks with the USPTO.

Trademark applications for the OMAGINE Mark and eight related Marks were filed in Oman and all have now been issued Certificates of Registration in Oman. The Mark OMAGINE has been issued a Registration Certificate from the Patent and Trademark Department of the Ministry of Commerce & Industry in Kuwait.

Government Regulation

The Company expects that Omagine LLC will require several Omani governmental licenses, permits and approvals for its properties, services and products during the development, construction and operation of the Omagine Project (collectively, "Licenses and Permits"). The obligation of the Government of Oman to issue all such Licenses and Permits as may be required is specifically detailed in the Final DA.

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

The Company does not require any U.S. government approval of its services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable U.S. government laws or regulations. Both the Government of the United States and the Government of Oman have ratified the U.S.- Oman Free Trade Agreement.

Employees and Consultants

The Company presently has five full time employees and eleven consultants, eight of whom we presently plan to hire as full time employees of Omagine, Inc. or Omagine LLC subsequent to the signing of the DA. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our full time employees and consultants to be good. In view of the extraordinary delays encountered in signing the DA and the fact that our employees and consultants have been significantly under-compensated for several years, the Board of Directors approved stock grants to six of our consultants in December 2011 and also approved the issuance on January 2, 2012 of the “January 2012 Options” (as that term is hereinafter defined) to thirteen persons who are either employees or directors of the Company or consultants to the Company. The continued services of these persons to the Company was deemed to be of utmost importance by the Board of Directors and the stock grants and the January 2012 Options were approved in order to incentivize these persons to continue their efforts on behalf of the Company throughout 2012. (See: “Equity Compensation Plan Information”). Subsequent to the signing of the Development Agreement the Company intends to significantly increase the number of its full time employees. The Company provides and pays for group medical insurance for all full time employees choosing to participate in its plan and the Company sponsors a 401(k) Plan for all eligible full time employees.

The Company presently has no employment agreements with any of its employees. Omagine, Inc. was obligated under employment agreements which have expired to employ and pay its President and Chief Executive Officer and its Vice-President and Secretary. The majority of salary payments due to these individuals for prior years and for the past two years was deferred and accrued. If the Development Agreement is signed Omagine, Inc. plans to enter into a new employment agreement with each of these two individuals although the terms of such employment agreements have not yet been determined. (See "Directors, Executive Officers and Corporate Governance" and "Executive Compensation")

Consulting Agreement

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan (See: “Certain Relationships and Related Transactions”). Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President and Chief Operating Officer of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option vested ratably over the 5 year period beginning on April 1, 2007 and the Hamdan Option expires on March 31, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 January 2012 Options. Mr. Hamdan’s January 2012 Options vest (i) 375,000 upon issuance on January 2, 2012, and (ii) 375,000 on July 1, 2012 provided Mr. Hamdan remains as an employee of or consultant to the Company on July 1, 2012. Mr. Hamdan’s January 2012 Options require him to be an employee of or a consultant to the Company at the time of (i) the vesting on July 1, 2012 of the 375,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options expire on December 31, 2012.

Item 2. Properties.

The Company maintains its corporate office at The Empire State Building, Suite 4815-17, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring February 28, 2013. Omagine LLC leases office space in Muscat, Oman under a lease expiring June 30, 2012.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

Common Stock and Warrants

The stock ticker symbol for the Registrant's Common Stock is "OMAG". On December 29, 2009, the shareholders of Omagine, Inc. voted to (i) amend the Certificate of Incorporation of Omagine, Inc. to (a) effect a 1-for-100 reverse split ("Reverse Split"), (b) immediately thereafter, effect a 20-for-1 forward split ("Forward Split") (collectively, the "Stock Splits"), and (c) establish 50 million as the number of shares of Common Stock that Omagine, Inc. shall be authorized to issue subsequent to the Forward Split, and (ii) authorize a rights offering.

In January 2012, the Board of Directors authorized the Company to conduct a “Rights Offering and Warrant Distribution” exclusively for the benefit of its stockholders. Pursuant to the Rights Offering and Warrant Distribution the Company distributed at no charge to all holders of its $0.001 par value common stock (“Common Stock” or “Common Shares”) on February 24, 2012 (the “Record Date”), 3,202,200 non-transferable subscription rights (“Rights”) and 6,404,400 Common Stock purchase warrants (“Warrants). The Company distributed one-fourth (1/4) of a Right, one-fourth (1/4) of a Warrant exercisable at $5.00 per share (the “$5 Warrants”) and one-fourth (1/4) of a Warrant exercisable at $10.00 per share (the “$10 Warrants”) for each share of Common Stock issued and outstanding on the Record Date. Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) therefore received one Right, one $5 Warrant and one $10 Warrant for each four Common Shares held by them on the Record Date. Fractional Rights and Warrants attributable to any Record Shareholder were eliminated by rounding up to the nearest whole number of Rights and Warrants.

Each Right entitled the Record Shareholder to purchase one (1) Common Share at a subscription price (“Subscription Price”) of $1.25 per share (the “Basic Subscription Right”). A Record Shareholder may have exercised all, some or none of its Rights to purchase Common Shares. An over-subscription privilege, which was subject to availability and allocation, was available to each Record Shareholder at the same Subscription Price per share, provided that such Record Shareholder fully exercised its Basic Subscription Right with respect to all the Rights it held.

The Rights Offering expired on March 30, 2012 and all unexercised Rights have expired. Record Shareholders exercised 1,014,032 Rights to purchase 1,014,032 Common Shares in the Rights Offering, including 48,119 Rights that were exercised pursuant to the over-subscription privilege. Total proceeds to the Company from the Rights Offering was $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. Of the 1,014,032 new shares issued pursuant to the Rights Offering, 585,311 of such shares were issued in exchange for the aforementioned $731,639 in cash and 428,721 of such shares were issued in exchange for the aforementioned satisfaction of $535,901 of Company debt constituting promissory notes for loans to the Company and accrued but unpaid salaries and expenses. Of the $535,901 of Company debt which was satisfied in the Rights Offering, $506,750 of such debt represented unpaid salaries, expenses and loans to the Company which were due and owing by the Company to officers and directors of the Company.

Each $5 Warrant is exercisable for the purchase of one Common Share at an exercise price of $5.00 per share and each $10 Warrant is exercisable for the purchase of one Common Share at an exercise price of $10.00 per share, provided that no person, who as of the Record Date owned less than (a) 4.99% or (b) 9.99% of the Common Shares, may exercise a number of Warrants which would thereby cause such person to acquire, together with its affiliates, beneficial ownership of (a) 4.99% or more, or (b) 9.99% or more of the Common Shares. The Warrants are valid until December 31, 2013 and they may be redeemed by the Company at any time upon thirty (30) days written notice by the Company paying $0.001 per Warrant. The Warrants to be redeemed may be exercised by warrant holders (“Warrant Holders”) at any time prior to the time set for their redemption.

The Warrants are transferrable and the Company intends to list the Warrants for quotation and trading on the Over-the-Counter Bulletin Board. We expect the Warrants to trade on the Over-the-Counter Bulletin Board under symbols to be assigned by the Financial Industry Regulatory Authority (“FINRA”) after the Warrants are issued. We cannot, however, give you any assurance that they will be quoted or traded on the Over-the-Counter Bulletin Board or on any securities exchange until such listing is approved and such symbols are assigned by FINRA.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the Warrants and the Common Stock underlying the Rights and Warrants (“Registration Statement”) and the SEC declared such Registration Statement effective as of February 13, 2012. The Company presently intends to maintain the effectiveness of the Registration Statement until the earlier of (i) the date the Warrants expire or (ii) their earlier redemption by the Company.

Notwithstanding the foregoing, no Warrants will be exercisable and we will not be obligated to issue any Common Shares issuable upon the exercise of such Warrants unless (i) at the time the Warrant Holder thereof seeks to exercise such Warrant, the Registration Statement and a current prospectus relating to our Common Stock is in effect, and (ii) the Common Shares issuable upon such exercise have been registered or qualified or deemed to be exempt from registration under the securities laws of the state of residence of such Warrant Holder. The Warrants do not contain any anti-dilution provisions and may be exercised only for full shares of Common Stock. The Warrant exercise price and the number of shares of Common Stock that the Company must issue upon exercise of the Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off. Warrant Holders do not have any voting or other rights as a stockholder of our Company by virtue of being a Warrant Holder.

During the period within which the Warrants may be exercised, the Company shall at all times have authorized and reserved for issuance enough shares of its Common Stock for the full exercise of the purchase rights represented by the then unexercised Warrants. If the Company dissolves, liquidates or winds up its business before the exercise, expiration or redemption of the Warrants, any Warrant Holder shall be entitled, upon exercising its Warrants, to receive in lieu of the shares of Common Stock receivable upon such exercise, the same kind and amount of assets as would have been issued, distributed or paid to such Warrant Holder upon any such dissolution, liquidation or winding up with respect to such Common Shares, had such Warrant Holder been the holder of record on the record date for the determination of those entitled to receive any such liquidating distribution or, if no record is taken, upon the date of such liquidating distribution. The Warrants are governed by, and shall be construed and enforced in accordance with the laws of the State of New York.

Omagine, Inc.'s total authorized capital stock is 50,850,000 shares of which 50,000,000 shares are common stock, par value $.001 per share ("Common Stock") and 850,000 shares are preferred stock, par value $.001 per share. As of March 27, 2012, the Registrant had 13,287,181 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding. As of the date of this report, the Company has outstanding 14,301,213 shares of Common Stock, 3,202,200 $5 Warrants, 3,202,200 $10 Warrants and no shares of preferred stock.

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

The holders of our Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefore and subject to prior dividend rights of holders of any shares of our preferred stock which may be outstanding. Upon Omagine, Inc.'s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our preferred stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of our Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of our Common Stock are fully paid and not liable to further calls or assessment by Omagine, Inc.

The following table sets forth the range of the high and low prices for our Common Stock for the four quarters in 2010 and 2011. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Common Stock

Quarter Ended	High	Low
3/31/10	0.55	0.55
6/30/10	0.60	0.55
9/30/10	1.63	1.63
12/31/10	2.00	1.65

3/31/11	0.90	0.80
6/31/11	2.14	2.01
9/30/11	4.08	3.79
12/31/11	1.75	1.30

At December 31, 2011, Omagine, Inc. had 13,218,701 shares of its Common Stock issued and outstanding, and there were approximately 1,122 holders of record of such Common Stock.

Except for the Rights Offering and Warrant Distribution, Omagine, Inc. has never declared any dividends on its Common Stock, and it is anticipated that any earnings in the foreseeable future will be retained by the Company for use in its business. Any future declaration of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital requirements and general business conditions at such time.

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2011.

Omagine, Inc. adopted the Omagine, Inc. 401(k) Plan DTD 10-01- 2008 (the "401(k) Plan"), qualified under Section 401(k) of the Internal Revenue Code, which is a pre-tax plan for eligible employees of the Company. Omagine, Inc. does not presently match any employee contributions made to the 401(k) Plan. Omagine, Inc. made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2010 and 2011 in the form of 289,996 and 51,784 shares of Common Stock, respectively. Future matching of employee contributions and/or discretionary contributions by Omagine, Inc., if any, will be made pursuant to the recommendation of Omagine, Inc.'s Board of Directors.

The transfer agent for Omagine, Inc.'s Common Stock and Warrants is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6.  Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

We have been informed today by our independent certified public accountants that, although the audit of our financial statements for the 2011 fiscal year is complete, due to staffing shortages at their accounting firm they are unable to perform the “concurring review” by a partner separate from the audit partner as required by current regulations. Consequently the financial statements attached hereto for the fiscal year 2011 have not been audited or reviewed by the Company's independent certified public accountants. The financial statements attached hereto for the fiscal year 2010 have been audited by the Company's independent certified public accountants. Our independent certified public accountants assure us that the required “concurring review” of the 2011 financial statements will be completed by them within the next 5 days. The Company will file an amendment to this report on Form 10-K with the SEC as soon as the 2011 audited financial statements are received by us and such amended report will include the Company’s audited financial statements for the fiscal year ended December 31, 2011. Such amended report on Form 10-K/A is expected to be filed by the Company within the next five days. All of the Company's operations were conducted through its wholly-owned JOL subsidiary and its 60% owned Omagine LLC subsidiary.

During 2011, the Company concentrated on concluding the proposed Development Agreement between its Omagine LLC subsidiary and the Government of Oman with respect to the Omagine Project.  (See: “Business - The Omagine Project - The Development Agreement”).

On May 31, 2011, the Shareholder Agreement among Omagine, Inc., JOL and the New Shareholders was executed. (See: “Business - The Omagine Project - The Shareholder Agreement”).

Critical Accounting Policies

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

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" (as that term is understood under the 1995 Private Securities Litigation Reform Act) that involve various risks and uncertainties. Typically, these forward-looking statements are indicated by words such as "anticipates", "expects", "believes", "plans", "will", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

*	Failure by the Government of Oman to keep its commitment regarding the agreed Final DA and its intention to sign the Development Agreement with Omagine LLC.

*	Failure of Omagine LLC to obtain the necessary Construction Financing required to design, build and operate the Omagine Project.

*	Inability of the Company to secure additional financing.

*	Unexpected economic or political changes or political instability or civil unrest in Oman or in the MENA Region.

*	The imposition of new restrictions or regulations by government agencies in the U.S. or the MENA Region that affect the Company's business activities.

The following discussion highlights the Company's business activities during fiscal years 2011 and 2010.

Results of Operations:

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Business - Products, Services - The Omagine Project").

The Company did not generate any revenue or incur any cost of sales for the years ending 2011 and 2010. The Company is focusing all of its efforts on Omagine LLC's real estate development and entertainment business. The Company is relying on Omagine LLC's future operations for the Company's future revenue generation.

Management is presently examining other possible sources of revenue for its JOL subsidiary which, subject to the Development Agreement being executed by Omagine LLC and the Government of Oman, may be added to JOL's operations.

Selling and marketing expenses were $29,596 during 2011, compared to $34,014 in 2010. This decrease in 2011 of $4,418 (13%) was primarily due to the decreases in telephone expense of $4,500; entertainment expense of $1,680; dues and subscriptions of $398 and postage expense of $452 offset by an increase in automobile expense of $2,610. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman, the Company is expected to incur significant expenses related to marketing, public relations and promotional expenditures in the future.

General and administrative expenses of $1,642,198 in fiscal 2011 were $437,937 (36%) higher than the $1,204,261 incurred in fiscal 2010. This increase was primarily attributable to the increases in 2011 of Officers’ Compensation ($15,000); fringe benefit expense ($9,016); accounting fees ($15,990); consulting fees ($263,789); directors’ fees ($15,000) and commitment fees ($300,000), offset by decreases in legal fees ($56,084); rent expense ($25,639); stockholder relations ($18,628); travel expense ($65,510) and the net of various other expenses ($14,997).

The Company sustained a net loss of $1,707,317 during 2011 as compared to a net loss of $1,277,001 during 2010. This increase of $430,316 in the Company's net loss was due primarily to the increased general and administrative expenses mentioned above ($437,937) and increased interest expense ($16,953), net of decreases in selling and marketing expenses ($4,418) and decrease due to minority interest share in LLC loss ($20,156).

In 2011 the Company experienced a $87,164 increase in cash. This resulted from its positive cash flows of $824,659 provided by financing activities, partially offset by the $737,495 negative cash flow used by operating activities.

The Company did not incur any capital expenditures during fiscal year 2011. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman as expected, the Company expects to incur significant expenses related to capital expenditures during fiscal year 2012.

Liquidity and Capital Resources

In 2011 the Company experienced a $87,164 increase in cash. This resulted from its positive cash flows of $824,659 provided by  financing activities, partially offset by the $737,495 negative cash flow used by operating activities.

The Company's financing activities in 2011 consisted of $660,000 in proceeds from the sale by Omagine, Inc. of shares of its Common Stock; $156,000 in capital contributions from non-controlling interests of Omagine LLC; and an $8,659 increase in loans to the Company from officers and directors.

The Company incurred a net loss of $1,707,317 and $1,277,001 in fiscal years 2011 and 2010 respectively.

At December 31, 2011, the Company had a working capital deficit of $1,432,137 compared to working capital deficit of $1,367,603 at December 31, 2010. This $64,534 increase in the Company's working capital deficit is attributable to the following: (a) an $87,164 increase in cash and equivalents; (b) a $51,061 increase in convertible notes payable and accrued interest; (c) a $16,801 decrease in accounts payable; (d) a $150 decrease in prepaid expenses and other current assets; (e) an $8,659 increase in loans to the Company from officers and directors; (f) a $72,001 increase in accrued officers payroll; and (g) a $36,628  increase in accrued expenses and other current liabilities.

At December 31, 2011, the Company had $235,381 in current assets, consisting of cash.

The Company's current liabilities at December 31, 2011 totaled $1,667,518 consisting of $647,949 of convertible notes payable and accrued interest, $473,405 of accounts payable and accrued expenses, $16,864 due to officers and directors and $529,300 in accrued payroll. Of the $1,667,518 of current liabilities at December 31, 2011, $1,024,802 or 62% represents amounts due to officers and/or directors.

The $737,495 of funds used by operating activities during 2011 were used primarily to fund the net loss of $1,707,317 [less the non-cash charges totaling $845,738]. Such non-cash charges totaling $845,738 consisted of  (a) $92,498 of stock based compensation related to stock options and issuances of Common Stock (b) 401(k) contributions of Common Stock valued at $72,500, (b) the use of $187,500 of unpaid and accrued compensation by two officers of the Company to exercise stock options, (c) the payment in Common Stock of an account payable of $300,000 owed by the Company to a vendor, (d) the issuance of Common Stock valued at $189,500 to consultants, and depreciation of $3,740. As a result of the foregoing, the Company had a cash balance at December 31, 2011 of $235,381, as compared to a cash balance of $148,217 at December 31, 2010.

The Company will rely upon the future business of its majority owned subsidiary Omagine LLC for revenue growth.

Omagine LLC presently has limited resources resulting from the initial capital investments into it by Omagine, Inc. and the New Shareholders. Shortly after the Shareholder Agreement was signed in May 2011, Omagine LLC’s resources increased as a result of the nominal initial investments made pursuant to the terms of the Shareholder Agreement (see Exhibit 10.4). The initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC. Omagine LLC’s resources will again increase when the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) is made by Omagine, Inc. after the DA is signed and prior to the Financing Agreement Date. Not until on or immediately subsequent to the Financing Agreement Date however, will the final portion of the Cash Investment equal to approximately $69,233,125 be received by Omagine LLC from the New Shareholders. The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

The continuation of Omagine LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine, Inc. and it is planned that such activities will, to a large extent, continue to be financed by Omagine, Inc. until the DA is signed.

The continuation of the Company’s operations is dependent upon its ability to secure financing for its operations until such time as the DA is signed, the Financing Agreement Date occurs, and Omagine LLC begins paying Omagine, Inc. the $10 million Success Fee and the approximately $9 million of Pre-Development Expenses.

The Company has relied to a great extent on the Standby Equity Distribution Agreements discussed below and on the proceeds from its recent Rights Offering and Warrant Distribution to provide financing for its previous and current activities. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing.

The failure to sign the Development Agreement or the failure of the Financing Agreement Date to occur will significantly affect the Company’s ability to continue operations. Omagine, Inc. may, if it has the necessary financial resources available to it, make a secured loan to Omagine LLC in order to trigger the first Financing Agreement Date.

Total proceeds received in April 2012 by the Company from its recent Rights Offering was $1,267,540 of which $731,639 was received in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights.

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the “First SEDA”) with YA Global Investments, L.P. (“YA”). The First SEDA expired on April 30, 2011. Pursuant to the First SEDA Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (“Shares”) to YA (“Sales”) at the Purchase Price (as determined pursuant to the terms of the First SEDA). The Company was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equaled five million dollars ($5,000,000) in the aggregate. YA was obligated to purchase such Shares from the Company subject to certain conditions including (i) the Company filing a registration statement with the SEC to register the Shares, (ii) the SEC declaring such registration statement effective, (iii) periodic Sales had to be separated by a time period equal to five trading days, and (iv) the amount of any such individual Sale could not exceed two hundred thousand dollars ($200,000). The registration statement filed by the Company was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. The Company filed a new registration statement with the SEC to continue to make Sales available to it pursuant to the First SEDA and the SEC declared such new registration statement to be effective as of June 7, 2010. The effective status of the registration statement has expired.

On May 4, 2011, the Company executed a new two year Standby Equity Distribution Agreement (the “May SEDA”) with YA Global Master SPV Ltd (“YA Master”) under substantially the same terms and conditions as the First SEDA executed between YA and the Company in December 2008. On June 21, 2011, the Company and YA Master entered into an agreement amending the May SEDA (the “Amendment Agreement”). The May SEDA and the Amendment Agreement are collectively referred to herein as the “Second SEDA”. Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA Master in satisfaction of a $300,000 commitment fee due under the Second SEDA. Pursuant to the Second SEDA the Company, at its sole discretion and upon giving written notice to YA Master (an “Advance Notice”), may periodically sell shares of its Common Stock to YA Master. For each share of Common Stock purchased under the Second SEDA, YA Master will pay to the Company ninety-five percent (95%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Second SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Purchase Price”). The Company is not obligated to sell any shares of Common Stock to YA Master but may, over the term of the Second SEDA and in its sole discretion, sell to YA Master that number of shares of Common Stock valued at the Purchase Price from time to time in effect that equals up to ten million dollars ($10,000,000) in the aggregate. YA Master's obligation to purchase shares of Common Stock under the Second SEDA is subject to certain conditions, including (i) the Company obtaining an effective registration statement for the shares of Common Stock sold under the Second SEDA (“Registration Statement”) and (ii) periodic sales of shares of Common Stock to YA Master must be separated by a time period equal to five Trading Days, and (iii) the amount of any individual periodic sale designated by the Company in any Advance Notice shall not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The Registration Statement filed by the Company in connection with the Second SEDA was declared effective by the SEC as of August 24, 2011.

The Company has utilized the First SEDA, the Second SEDA and the proceeds from its recent Rights Offering to fund its operations to date and intends to continue to utilize the Second SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,404,400 Warrants distributed in its recent Rights Offering and Warrant Distribution will thereafter become “in the money” and will be exercised, thereby providing the significant amount of capital necessary to fund the OMAG Final Equity Investment into Omagine LLC and a secured loan to Omagine LLC which will trigger the first Financing Agreement Date. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amounts of financing necessary for it to execute its business plan as presently conceived.

The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the First and Second SEDA to fund its operations during the past three years and to date.

In January 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan.

Between January 2011 and June 2011 the Company issued a total of 193,442 shares of Common Stock for proceeds of $165,000 under the First SEDA with YA Global Investments L.P.

Between January and September of 2011, the Company sold 130,438 shares of Common Stock to seven accredited investors for total proceeds of $265,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered.

In May and June 2011, the Company issued a total of 244,216 shares of Common Stock to YA Global Master SPV Ltd. in satisfaction of a $300,000 commitment fee due in connection with the Second SEDA.

Between August and December 2011, the Company issued a total of 111,175 shares of Common Stock for proceeds of $230,000 under the Second SEDA with YA Global Master SPV LTD.

On August 29, 2011, the Company issued the aggregate of 150,000 shares of Common Stock to its president and secretary pursuant to their exercise of stock options at the exercise price of $1.25 per share. The combined total $187,500 exercise amount was satisfied by a $187,500 reduction in accrued payroll due to these two officers.

On December 8, 2011, the Company issued a total of 215,000 shares of Common Stock to six consultants for services rendered.

In March 2010 Omagine, Inc. issued an aggregate of 289,996 restricted shares of its Common stock to eligible employees participating in the Omagine, Inc. 401(k) Plan.

Between March and June 2010, Omagine, Inc. sold an aggregate of 618,697 shares of its Common Stock to YA pursuant to the First SEDA for aggregate proceeds of $250,000.

In June 2010 Omagine, Inc. issued 118,750 restricted shares of its Common Stock to an unaffiliated vendor in payment of an account payable of $47,500 owed by the Company to such vendor.

In July 2010 Omagine, Inc. issued 82,305 restricted shares of its Common Stock to an employee in payment of $100,000 of unpaid accrued compensation owed by Omagine, Inc. to such employee.

Between July and November 2010, Omagine, Inc. sold an aggregate of 336,972 restricted shares of its Common Stock to seven accredited investors for aggregate proceeds of $304,500.

Impact of Inflation

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

Forward Looking Statements

As discussed above just prior to Part I of this report, certain statements made in this report on Form 10-K are "forward- looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from the future results implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements - including the statements regarding management's present belief that the Development Agreement will be signed by Omagine LLC and the Government - are based on reasonable assumptions, the Company's actual results could differ materially from those set forth or implied in such forward- looking statements. Factors that could cause such differences include but are not limited to: the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to the agreed Final DA and its intention to sign the Development Agreement with Omagine LLC; the uncertainty associated with political events in the Middle East in general and with the continuing unrest in parts of the MENA Region; the lingering effects on consumer confidence and on the availability of project finance resulting from the recent worldwide financial crisis; and the success or failure of Omagine LLC's and the Company's efforts to secure additional financing in the future as and when required.

Item 8. Financial Statements and Supplementary Data.

The response to this Item, commencing on Page F-1, is submitted as a separate section to this report on Form 10-K.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

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

The Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company has adopted a web-based software solution in order to automate and streamline its compliance program and to enable the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies in the internal controls over financial reporting.

Based upon the Evaluation, management’s assessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2011 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The Evaluation did not identify the occurrence during the fourth fiscal quarter of 2011 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The present directors and executive officers of Omagine, Inc. are as follows:

Name	Age	Position
Frank J. Drokan	67	Chaiman of the Board of Directors, President, Cheif Executive & Financial Officer

Charles P. Kuczynski	58	Vice-President, Secretary and Director

William Hanley	70	Controller & Principal Accounting Officer

Louis J. Lombardo	67	Director

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

Salvatore J. Bucchere served as an independent director of the Registrant from 2001 until his sudden and unexpected death last week on April 9, 2012.  Mr. Bucchere’s services and wise counsel will be greatly missed by the Company and by its officers and directors. The Board of Directors wishes to express its heartfelt condolences to Mr. Bucchere’s wife and family on this very sad occasion of his untimely passing.

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

Kevin O'C. Green served as an independent director of the Company from 2001 until January 2012. Due to the demands of other business commitments, Mr. Green resigned as a director of Omagine, Inc. effective January 31, 2012. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

At December 31, 2011, the 5 member Board of Directors of Omagine, Inc. consisted of two employee directors: Frank J. Drohan and Charles P. Kuczynski and three independent non-employee directors:  Salvatore J. Bucchere, Kevin O'C. Green and Louis J. Lombardo. As of the date of this report, the 3 member Board of Directors of Omagine, Inc. consists of two employee directors: Frank J. Drohan and Charles P. Kuczynski and one independent non-employee director: Louis J. Lombardo. Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Employee directors receive no fees for acting as such. Independent non-employee directors receive stock options and receive a minimal fee for attendance at the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred in attending meetings. The Board of Directors plans to undertake a search to identify two persons who are qualified and willing to serve as independent directors to replace the vacancies resulting from Mr. Green’s resignation and Mr. Bucchere’s untimely passing.

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors. At December 31, 2011 the members of the Audit Committee were Mr. Bucchere, Mr. Green and Mr. Drohan and at present the sole member is Mr. Drohan. Mr. Bucchere, who was an independent director, was the Chairman of the Audit Committee and was an audit committee financial expert. At December 31, 2011, the three independent members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the compensation committee and the nominating committee and at present the sole member is Mr. Lombardo. Mr. Lombardo is the Chairman of the Compensation Committee. At December 31, 2011, Mr. Bucchere was the Chairman of the Nominating Committee. At December 31, 2011, the Stock Option Committee was chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan were committee members and at present the sole member is Mr. Drohan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Stock Salary (1) ($)	(d) Accrued Salary Wards (2) ($)	(e) Option Payable (1) ($)	(f) Awards (3) ($)	(g) Total ($)
Frank J. Drohan	2011	$125,000	$33,834	$0	$47,170	$206,004
Chief Executive and	2010	$0	$33,834	$125,000	$47,170	$206,004
Financial Officer	2009	$0	$34,524	$125,000	$47,170	$206,004

Charles P. Kuczynski	2011	$93,000	$35,444	$7,000	$23,585	$159,029
Vice-President &	2010	$40,000	$35,444	$45,000	$23,585	$144,029
Secretary	2009	$19,000	$36,250	$66,000	$23,585	$144,835

(1)  Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.

(2)  Column (d) represents contributions of the Registrant's Common Stock to the accounts of eligible employees of its 401(k) Plan, valued at the closing bid price on the dates of such contributions.

(3)  Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named executive officer. There can be no assurance that the amounts etermined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's financial statements for the fiscal years ended December 31, 2010 and 2011.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.

The following table shows the number of shares of Common Stock covered by exercisable and un-exercisable options held by the Company's Chief Executive Officer on December 31, 2011.

(a) Name	(b) Number of Securities Underyling Unexercised Options(#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) n-exercisable	(d) Option Exercise Price	(e) Option Expiration

Frank J. Drohan	60,000	40,000	$2.60	September 23, 2018

In August 2011, the Company's Chief Executive Officer exercised the 100,000 stock options exercisable at $1.25. In 2008, 100,000 stock options exercisable at $2.60 were granted to the Company's Chief Executive Officer. In January 2012, 739,000 stock options exercisable at $1.70 were granted to the Company's Chief Executive Officer. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized.

The following table summarizes information as of the close of business on December 31, 2011 regarding options under the Omagine, Inc. 2003 Stock Option Plan (the "Plan").

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a) (c)

The Plan	344,000	$2.01	1,994,000

On January 2, 2012, the Board of Directors approved the issuance, of 1,994,000 January 2012 Options with a “cashless exercise feature”. Such January 2012 Options were issued to thirteen persons who are either employees or directors of the Company or consultants to the Company. (See “Equity Compensation Plan Information”)

The Plan is explained below under the heading "Equity Compensation Plan Information” and in Note 5 to the consolidated financial statements.

The following chart summarizes the annual compensation for Omagine, Inc.'s non-employee independent directors during 2011.

Director Compensation

(a) Name	(b) Fees Earned ($)	(c) Stock Awards ($)	(d) Option Awards ($)(1)	(e) All Other Compensation ($)	(f) Total ($)
Salvatore Bucchere	$5,250	0	0	0	5,250
Kevin Green	$5,000	0	0	0	5,000
Louis Lombardo	$4,750	0	0	0	4,750

(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's financial statements for the fiscal year ended December 31, 2011. Directors who are not Company employees are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2011

Compensation Item	Amount ($)
Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options	(1	)(2)

(1) On the date of appointment to the Board of Directors, new non-employee independent directors are entitled to a one- time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vested ratably over three years.

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

Stock Options Granted to Independent Directors

On the date of appointment to the Board of Directors ("Board"), new non-employee independent directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest ratably over the three year period subsequent to such date of appointment provided such independent director continues to hold office on the date of such vesting. Non-employee independent directors that have served on the Board of Directors for at least 3 years may be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) on the first business day of each fiscal year subsequent to such three years of service (or on such other day subsequent thereto as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and vesting immediately upon grant.

On January 1, 2004, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Salvatore J. Bucchere, a non-employee independent director, at an exercise price of $0.85 per share and all 6,000 of such options were exercised in December 2008 by Mr. Bucchere. On October 30, 2007, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Bucchere at an exercise price $4.50 per share and all such options are fully vested and they expire on October 29, 2012. On July 1, 2010, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Bucchere at an exercise price $0.51 per share and such options are fully vested and they expire on June 30, 2015. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Bucchere at an exercise price $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 January 2012 Options to Mr. Bucchere which are exercisable at $1.70 per share. Mr. Bucchere’s January 2012 Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Bucchere remains as an independent director of the Company on July 1, 2012. Mr. Bucchere’s January 2012 Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012. Mr. Bucchere passed away on April 9, 2012 and any unvested options he held at the time of his death will become fully vested pursuant to the terms and conditions of the Plan.

On January 1, 2004, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Kevin O’C. Green, a non-employee independent director, at an exercise price of $0.85 per share and all 6,000 of such options were exercised in December 2008 by Mr. Green. On October 30, 2007, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Green at an exercise price $4.50 per share and all such options are fully vested and they expire on October 29, 2012. On July 1, 2010, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Green at an exercise price $0.51 per share and all such options are fully vested and they expire on June 30, 2015. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Green at an exercise price $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 January 2012 Options to Mr. Green which are exercisable at $1.70 per share. Mr. Green’s January 2012 Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Green remains as an independent director of the Company on July 1, 2012. Mr. Green’s January 2012 Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012. Mr. Green resigned as a director effective January 31, 2012 and as a result of his resignation all 50,000 of his January 2012 Options have been cancelled pursuant to their terms.

On July 1, 2005, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Louis J. Lombardo, a non-employee independent director, at an exercise price of $5.00 per share and these options expired unexercised on June 30, 2010. On January 1, 2008, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $4.00 and all such options are fully vested and they expire on December 31, 2013. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Lombardo at an exercise price $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 January 2012 Options to Mr. Lombardo which are exercisable at $1.70 per share. Mr. Lombardo’s January 2012 Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Lombardo remains as an independent director of the Company on July 1, 2012. Mr. Lombardo’s January 2012 Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012.

Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any options during fiscal year 2011. The Company has never issued any stock appreciation rights.

Employment Agreements and Consulting Agreement

The Company presently has no employment agreements with any of its employees.

In September 2001, Omagine, Inc. entered into an employment agreement (the “Drohan Agreement”) with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine, Inc. was obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of the Company’s net sales and earnings before taxes. Mr. Drohan's employment agreement provided for an option to purchase 20,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Drohan Options”), and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified to provide that the Company could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to the Company pursuant to the Drohan Agreement and the Company would accrue Mr. Drohan’s unpaid salary. No salary payments were made to Mr. Drohan in 2010, 2009 and part of 2008. The Company has agreed to pay all such unpaid and accrued salary to Mr. Drohan without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified stock options to Mr. Drohan which vest ratably over five years from the grant date and which are exercisable at $2.60 per share. 20,000 of such options vested on each September 23 of 2008, 2009, 2010 and 2011 and an additional 20,000 of such options shall vest on September 23, 2012. Expiration of all such options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, the Company granted 739,000 non-qualified stock options to Mr. Drohan on January 2, 2012 (the “January 2012 Options”). Mr. Drohan’s January 2012 Options vest (i) 369,500 upon issuance on January 2, 2012, and (ii) 369,500 on July 1, 2012 provided Mr. Drohan is an employee of the Company on July 1, 2012. All January 2012 Options are exercisable at $1.70 per share, have a cashless exercise feature, and provided they are vested, may be exercised in whole or in part at any time before their expiry date of December 31, 2012. Mr. Drohan’s January 2012 Options require him to be an employee of the Company at the time of (i) the vesting on July 1, 2012 of the 369,500 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012. Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company plans to enter into a new employment agreement with Mr. Drohan, although the terms of such employment agreement have not yet been determined.

Pursuant to a written employment agreement effective September 1, 2001 (the “Kuczynski Agreement”), Omagine, Inc. was obligated through December 31, 2010 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of the Company’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 10,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Kuczynski Options”). By mutual agreement between the Company and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect. Mr. Kuczynski is presently employed by the Company at an annual salary of $100,000 and Omagine, Inc. has from time to time suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to the Company and the Company has accrued Mr. Kuczynski’s unpaid salary. The Kuczynski Options were exercised by Mr. Kuczynski in August 2011. The Company has agreed to pay such unpaid and accrued salary to Mr. Kuczynski without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which vest ratably over five years from the grant date and which are exercisable at $2.60 per share. 10,000 of such options vested on each September 23 of 2008, 2009, 2010 and 2011 and an additional 10,000 of such options shall vest on September 23, 2012. Expiration of all such options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, the Company granted 250,000 January 2012 Options to Mr. Kuczynski. Mr. Kuczynski’s January 2012 Options vest (i) 125,000 upon issuance on January 2, 2012, and (ii) 125,000 on July 1, 2012 provided Mr. Kuczynski is an employee of the Company on July 1, 2012. Mr. Kuczynski’s January 2012 Options require him to be an employee of the Company at the time of (i) the vesting on July 1, 2012 of the 125,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012. Provided the Company is successful in signing the Development Agreement with the Government of Oman, Omagine, Inc. plans to enter into a new employment agreement with Mr. Kuczynski, although the terms of such employment agreement have not yet been determined.

Consulting Agreement

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President and Chief Operating Officer of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option vests ratably over the 5 year period beginning on April 1, 2007 and the Hamdan Option expires on March 31, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 January 2012 Options. Mr. Hamdan’s January 2012 Options vest (i) 375,000 upon issuance on January 2, 2012, and (ii) 375,000 on July 1, 2012 provided Mr. Hamdan remains as a consultant to the Company on July 1, 2012. Mr. Hamdan’s January 2012 Options require him to be an employee of or a consultant to the Company at the time of (i) the vesting on July 1, 2012 of the 375,000 January 2012 Options, and (ii) the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC.

Employment Benefits:

Omagine, Inc. provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan and Omagine, Inc. sponsors a 401(k) retirement plan for all eligible employees.

Equity Compensation Plan Information

At the Company’s annual meeting on December 29, 2009, the shareholders approved the reservation by the Company subsequent to the Forward Split of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the "2003 Omagine, Inc. Stock Option Plan" ("Plan"). The adoption of the Plan was approved by the Board of Directors in March 2004 and ratified by the Company's shareholders on September 1, 2004.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in Omagine, Inc. through the granting of incentive stock options and non-qualified stock options (collectively, “Stock Options”) to purchase shares of the Company’s Common Stock.

As of December 31, 2011, there were 344,000 Stock Options outstanding under the Plan.

Following is a listing of all non-qualified Stock Options issued and outstanding as of December 31, 2011: (These Stock Options have been adjusted for the Stock Splits effected December 30, 2009).

Name	No. of Options	Exercise Price	Date of Grant
Sam Hamdan	160,000	$1.25	3/31/2007
Salvatore Bucchere	6,000	$4.50	10/30/2007
Kevin Green	6,000	$4.50	10/30/2007
Louis Lombardo	6,000	$4.00	1/01/2008
Frank Drohan	100,000	$2.60	9/23/2008
Charles Kuczynski	50,000	$2.60	9/23/2008
William Hanley	6,000	$2.60	9/23/2008
Salvatore Bucchere	2,000	$0.51	7/1/2010
Kevin Green	2,000	$0.51	7/1/2010
Salvatore Bucchere	2,000	$0.85	5/17/2011
Kevin Green	2,000	$0.85	5/17/2011
Louis Lombardo	2,000	$0.85	5/17/2011

In August 2011, Mr. Drohan exercised 100,000 Stock Options at $1.25 to purchase 100,000 Common Shares and Mr. Kuczynski exercised 50,000 Stock Options at $1.25 to purchase 50,000 Common Shares.

On January 2, 2012, the Board of Directors approved the issuance of the “January 2012 Options”. (See: “Employees and Consultants”). The Board of Directors approved the issuance of 1,994,000 January 2012 Options with a “cashless exercise feature” to the following thirteen persons who are either employees or directors of the Company or consultants to the Company:

Name	No. of options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	739,000	$1.70	1/2/2012	12/31/2012
Charles Kuczynski	250,000	$1.70	1/2/2012	12/31/2012
William Hanley	60,000	$1.70	1/2/2012	12/31/2012
Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31/2012
Kevin Green *	50,000	$1.70	1/2/2012	12/31/2012
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/2012
Sam Hamdan	750,000	$1.70	1/2/2012	12/31/2012
Gregory Long	10,000	$1.70	1/2/2012	12/31/2012
Agron Telaku	10,000	$1.70	1/2/2012	12/31/2012
Sam Gill	7,500	$1.70	1/2/2012	12/31/2012
Patricia Ricioppo	7,500	$1.70	1/2/2012	12/31/2012
Nicholas Drohan	5,000	$1.70	1/2/2012	12/31/2012
Roz Cooperman	5,000	$1.70	1/2/2012	12/31/2012

* Mr. Green has resigned as an independent director and consequently his 50,000 January 2012 Options have been cancelled in accordance with their terms.

The January 2012 Options were issued under the Plan on January 2, 2012 and are exercisable at $1.70 per share (the “Option Exercise Price“) and they vest (i) 50% upon issuance on January 2, 2012, and (ii) 50% on July 1, 2012. All January 2012 Options require the holder thereof to be an employee or consultant of the Company at the time of (i) the exercise of any January 2012 Options, and (ii) the vesting on July 1, 2012 of the second 50% of such holder’s  January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2012.

January 2012 Options which are vested may be exercised at any time on any business day in New York City on or after the opening of business on January 2, 2012 (the “Commencement Date”) and prior to 5 P.M. Eastern Time in the United States on December 31, 2012 (the “Expiration Date”) as follows, by either (i) paying the Option Exercise Price in cash to the Company, or (ii) electing to pay the Option Exercise Price via the cashless exercise feature of the January 2012 Options:

1)
January 2012 Options which are vested may be exercised in whole or in part by the holder thereof by delivery of a written notice to the Company (the “Exercise Notice”), of such holder’s election to exercise such January 2012 Options, which notice shall specify the number of shares of Common Stock (“Option Shares”) to be purchased, payment to the Company of an amount equal to $1.70 per Option Share multiplied by the number of Option Shares for which the January 2012 Options are being exercised  (the “Aggregate Option Exercise Price”) in cash or wire transfer of immediately available funds and the surrender of the relevant certificate representing such January 2012 Options (or an indemnification undertaking with respect to such January 2012 Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to the Company as soon as practicable following such date, but in no event later than one business day prior to the Expiration Date (“Cash Basis”) or

2)
by delivering an Exercise Notice and in lieu of making payment of the Aggregate Option Exercise Price in cash or wire transfer, elect instead to receive upon such exercise the “Net Number” of shares of Common Stock determined according to the following formula (the “Cashless Exercise”):

Net Number  =   (A x B) – (A x C)
B

For purposes of the foregoing formula:

A =	the total number of Option Shares with respect to which the relevant January 2012 Options are then being exercised.

B =	the Closing Bid Price of the Common Stock on the date of exercise of the relevant January 2012 Options.

C =	the Option Exercise Price of one dollar and seventy cents ($1.70) in United States currency.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2011: (i) the number of shares of Omagine, Inc.'s Common Stock beneficially owned by (a) owners of more than five percent of Omagine, Inc.'s outstanding Common Stock who are known to the Company, and (b) the directors as of December 31, 2011 of Omagine, Inc., individually, and the officers and directors of Omagine, Inc. as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

Name and Address	Beneficial Ownership (9)	Percent *

Frank J. Drohan (1)(3)	1,482,358	11.2%
Charles P. Kuczynski (l)(4)	413,293	3.1%
Salvatore S. Bucchere (1)(6)	57,980	0.4%
Louis J. Lombardo (1)(5)	59,177	0.5%
Kevin O. Green (1)(7)	21,940	0.2%
Mohammed K. Al-Sada (2)	909,800	6.9%
William Hanley (2)(8)	99,214	0.8%

All officers and Directors
As a Group of 6 Persons	2,133,962	16.2%

(1)
The address for each of these individuals is c/o Omagine, Inc. and each is a director of Omagine, Inc. Messrs. Drohan and Kuczynski are officers of the Company. Mr. Green resigned as a director effective January 31, 2012.

(2)	The address for each of these individuals is c/o Omagine, Inc. Mr. Hanley is an officer of Omagine, Inc.

(3)
Does not include Mr. Drohan's (i) 80,000 currently exercisable and 20,000 un-exercisable Stock Options at $2.60 per share or (ii) 369,500 currently exercisable and 369,500 un-exercisable Stock Options at $1.70 per share.

(4)
Does not include Mr. Kuczynski's (i) 40,000 currently exercisable and 10,000 un-exercisable Stock Options at $2.60 per share or (ii) 125,000 currently exercisable and 125,000 un-exercisable Stock Options at $1.70 per share.

(5)
Does not include Mr. Lombardo's (i) 6,000 Stock Options currently exercisable at $4.00 per share, (ii) 2,000 Stock Options currently exercisable at $0.85 per share, or (iii) 25,000 currently exercisable and 25,000 un-exercisable Stock Options at $1.70 per share.

(6)
Does not include Mr. Bucchere’s (i) 6,000 Stock Options currently exercisable at $4.50 per share, (ii) 2,000 Stock Options currently exercisable at $0.51 per share, (iii) 2,000 stock options currently exercisable at $0.85 per share, or (iv) 25,000 currently exercisable and 25,000 un-exercisable Stock Options at $1.70 per share.

(7)
Does not include Mr. Green’s (i) 6,000 Stock Options currently exercisable at $4.50 per share, (ii) 2,000 Stock Options currently exercisable at $0.51 per share or (iii) 2,000 stock options currently exercisable at $0.85 per share.

(8)	Does not include Mr. Hanley's (i) 6,000 Stock Options currently exercisable at $2.60 per share, or (ii) 30,000 currently exercisable and 30,000 un-exercisable Stock Options at $1.70 per share.

(9)
None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Renaissance Team, Inc.

Mr. Sam Hamdan, who has a consulting agreement with the Company and who under certain circumstances may become Omagine, Inc.’s president, is also the president of The Renaissance Team, Inc., a privately held company ("TRT"). Mr. Hamdan is also the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC. Frank J. Drohan ("Drohan"), the Company's President and Chief Executive Officer, is the Chairman of TRT and Charles P. Kuczynski, the Company's Vice President and Secretary, is the Secretary of TRT. TRT is not in competition with the Company and each of Mr. Hamdan and Mr. Drohan own 50% of TRT's equity. TRT had intended to acquire the business and certain assets of The Global Leadership Team, Inc. ("GLT") of which Mr. Hamdan is currently the president and sole shareholder but that plan has now been abandoned. There have been no transactions between TRT and the Company to date and the Company anticipates that no such transactions will occur in the future. Mr. Hamdan and Mr. Drohan intend to form a new corporation (“Newco”) which will not compete with the Company and which will concentrate exclusively on business opportunities in the MENA region. Mr. Drohan's employment agreement with the Company which expired on December 31, 2010 permitted him to be involved in any other business enterprise that does not compete with the Company. In 2006 and 2007 Mr. Hamdan and GLT performed significant services, including branding, strategic consulting, strategic visioning, marketing, financial and project finance planning, public relations, event management and management consulting services for JOL with respect to the proposed Qutopia Project in Qatar and the Omagine Project in Oman. The unpaid account payable of $245,449 due to GLT from JOL for such services was extinguished and exchanged for 490,880 shares of Common Stock. Hamdan and Drohan have agreed with respect to any possible future transaction(s) between Newco and the Company (a "Related Party Transaction") that they will exercise their best efforts to assure that any such Related Party Transaction will be structured such that it provides substantially better terms and conditions to the Company than would otherwise be available to the Company if the Company were to negotiate and conclude such Related Party Transaction on an "arms-length" basis with a company with which Mr. Hamdan and/or Mr. Drohan were not associated. Furthermore, any such Related Party Transaction will be in compliance with the Company's Code of Ethics.

Director Independence

At December 31, 2011 three of the five directors of Omagine, Inc. were independent. In January 2012 one independent director of the Registrant resigned and on April 9, 2012 another independent director of the Registrant died suddenly. As of the date of this report, one of the Registrant’s three directors is independent.

Related Party Payables

At December 31, 2011, the Company has included $1,024,802 of related party payables in its balance sheet. This amount consists of notes and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The Company was billed by its independent registered public accounting firm $27,500 in 2010 and $27,500 in 2011 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years. All such fees have been paid in full and, as noted above, the completion of the audit of the Company’s 2011 financial statements has been delayed due to staff shortages at our independent accounting firm resulting in such firm’s inability to perform the required “concurring review” in a timely fashion.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his then capacity as Chairman of the Audit Committee, Mr. Salvatore J. Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Consolidated Balance Sheets as of the fiscal years ended
December 31, 2011 and December 31, 2010;

F-2	Consolidated Statements of Operations for fiscal years
ended December 31, 2011 and December 31, 2010;

F-3	Consolidated Statements of Changes in Stockholders' Equity;

F-4	Consolidated Statements of Cash Flows for the fiscal years
ended December 31, 2011 and December 31, 2010;

F-5	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The amended Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State
Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1,
2001(7)
10.9	Amendment Agreement, dated June 21, 2011 (12)
10.10	Lease modification agreement expiring February 28, 2013 between Omagine, Inc. and the Empire
State Building (14)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant *
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(9)
Previously filed with the SEC on November 9, 2009 as an exhibit to the Company’s Report on Form 10-K/A amending the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference thereto.

(10)	Previously filed with the SEC on May 5, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on November 8, 2011 as an exhibit to the Company’s quarterly Report on Form 10-Q and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s Report on Form S-1/A and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s Report on Form S-1 and incorporated herein by reference thereto.

* Filed herewith

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2012.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on April 16, 2012 on behalf of the Registrant and in the capacity indicated.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

By:	/s/ William Hanley
WILLIAM HANLEY, Controller and
Principal Accounting Officer

By:	/s/ Charles P. Kuczynski
CHARLES P. KUCZYNSKI,
Vice President, Secretary and Director

By:	/s/ Louis J. Lombardo
LOUIS J. LOMBARDO,
Director

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited and Unreviewed with respect to year ended December 31, 2011)

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$235,381	$148,217
Prepaid expenses and other current assets	-	150
Total Current Assets	235,381	148,367

PROPERTY AND EQUIPMENT:
Office and computer equipment	132,570	132,570
General plant	17,800	17,800
Furniture and fixtures	15,951	15,951
Leasehold improvements	866	866
	167,187	167,187
Less accumulated depreciation and amortization	(164,730)	(160,990)
	2,457	6,197

Other assets	12,161	13,361

TOTAL ASSETS	$249,999	$167,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$647,949	$596,888
Accounts payable	386,294	403,095
Accrued officers payroll	529,300	457,299
Due officers and directors	16,864	8,205
Accrued expenses and other current liabilities	87,111	50,483
Total Current Liabilities	1,667,518	1,515,970
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,667,518	1,515,970

STOCKHOLDERS' EQUITY:

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
13,218,701 shares in 2011	13,219
12,107,646 shares in 2010		12,108
Capital in excess of par value	20,504,585	18,913,269
Deficit	(21,980,739)	(20,273,422)
Total Omagine, Inc. stockholders' deficit	(1,462,935)	(1,348,045)
Noncontrolling interests in Omagine LLC	45,416	-

Total Stockholders' Deficit	(1,417,519)	(1,348,045)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,999	$167,925

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and Unreviewed with respect to year ended December 31, 2011)

	Year Ended December 31,
	2011	2010
REVENUE:
Net Sales	$-	$-
Total revenue	-	-

COSTS AND EXPENSES:
Cost of sales	-	-

Officers and directors compensation (including
stock-based compensation of $333,730 and $263,772 respectively	466,230	453,772
Professional fees	144,586	200,670
Consulting fees	315,996	52,207
Commitment fees	300,000	-
Travel	114,908	180,418
Occupancy	110,428	136,067
Other general and administrative	219,646	215,141
Total Costs and Expenses	1,671,794	1,238,275

OPERATING LOSS	(1,671,794)	(1,238,275)

Interest income	-	-
Interest expense	(55,679)	(38,726)

NET LOSS	(1,727,473)	(1,277,001)

Add net loss attributable to noncontrolling intersets in
Omagine LLC	20,156	-

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(1,707,317)	$(1,277,001)

LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	12,799,508	11,828,511

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Capital in		Noncontrolling
		Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2009	10,660,904	10,661	18,030,176	(18,996,421)		(955,584)

Adjustment for Stock splits	22

Contribution of Common Stock to 401K Plan	289,996	290	72,210			72,500

Stock Option Expense			110,040			110,040

Sale of Common Stock for cash	336,972	337	304,163			304,500

Issuance of Common Stock in payment of salaries payable	82,305	82	99,918			100,000

Issuance of Common Stock for Stockholder Investor
Relations	118,750	119	47,381			47,500

Sale of stock under Stock Equity Distribution Agreement	618,697	619	249,381			250,000

Net Loss				(1,277,001)		(1,277,001)

Balances at December 31, 2010	12,107,646	$12,108	$18,913,269	$(20,273,422)	-	$(1,348,045)
Unaudited and Unreviewed:
Contribution of Common Stock to 401K Plan	51,784	52	72,448	-	-	72,500

Stock option expense	-	-	92,498	-	-	92,498

Sale of Common Stock for cash	130,438	131	264,869	-	-	265,000

Sale of Common Stock under Old Standby Equity
Distribution Agreement (Old SEDA)	193,442	193	164,807	-	-	165,000

Sale of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	111,175	111	229,889	-	-	230,000

Stock grant to consultant	15,000	15	6,735	-	-	6,750

Issuance of Common Stock in satifaction of New
SEDA commitment fees	244,216	244	299,756	-	-	300,000

Stock options exercised by officers	150,000	150	187,350	-	-	187,500

Stock grants to foreign consultants	215,000	215	182,535			182,750

Adjustments for noncontrolling interests in
Omagine LLC	-	-	90,429	-	45,416	135,845

Net Loss attributable to Omagine, Inc.	-	-	-	(1,707,317)	-	(1,707,317)

Balances at December 31, 2011	13,218,701	$13,219	$20,504,585	$(21,980,739)	45,416	$(1,417,519)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and Unreviewed with respect to year ended December 31, 2011)

	Year ended /December 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,707,317)	$(1,277,001)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,156)	-
Depreciation and amortization	3,740	4,022
Stock based compensation related to stock options	92,498	110,040
Issuance of Common Stock for 401K Plan contribution	72,500	72,500
Issuance of Common Stock for stockholder investor
relations	-	47,500
Issuance of Common Stock in payment of salaries payable	187,500	100,000
Issuance of stock grant to consultant	6,750	-
Issuance of Common Stock in satisfaction of the New SEDA
commitment fees	300,000	-
Issuance of stock grants to foreign consultants	182,750	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	1,350	95
Accounts payable	(16,800)	(52,629)
Accrued expenses and other current liabilities	36,628	22,752
Accrued officers' payroll	72,001	130,299
Accrued interest on convertible notes payable	51,061	33,424
Net cash flows used by operating activities	(737,495)	(808,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,158)
Net cash flows used by investing activities	-	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	8,659	(1,948)
Proceeds from sale of Common Stock	660,000	554,500
Capital contributions from noncontrolling interests in
Omagine LLC	156,000	-
Issuance of convertible notes payable	-	250,000
Net cash flows provided by financing activities	824,659	802,552

NET CHANGE IN CASH	87,164	(7,604)

CASH BEGINNING OF PERIOD	148,217	155,821

CASH END OF PERIOD	$235,381	$148,217

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$3,031

Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed with respect to year ended December 31, 2011)

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. (“Omagine”) and its wholly owned subsidiary, Journey of Light, Inc. (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”), collectively referred to as the “Company”). LLC, a foreign corporation, was organized in the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2011, cash includes approximately $129,000 in an Oman bank account not covered by FDIC insurance.

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

     Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2011 and 2010 were $92,498 and $110,040, respectively. See Note 5.

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted - average number of common shares outstanding during that period. Diluted earnings (loss) per share is based upon the weighted –average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the years ended December 31, 2011 and 2010, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Years Ended December 31,
	2011	2010
Convertible Notes	$288,621	$266,341
Stock Options	284,000	404,000
Total Shares of Common Stock	$572,621	$670,341

Noncontrolling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. On September 13, 2011, the Ministry of Commerce and Industry delivered to Omagine LLC a copy of the official registration (the “Registration”) of the following persons and their ownership percentages as recorded and registered with the Government of Oman as Omagine LLC’s shareholders:

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2011, the negative working capital of the Company was $1,432,137. Further, the Company incurred net losses of $1,707,317 and $1,277,001 for the years ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	December 31,	December 31,
	2011	2010
Due to the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$192,054	192,094
Accrued interest	51,649	36,285

Due to the secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	39,961	39,961
Accrued interest	10,747	7,550

Due to a director of the Company, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued interest	18,685	3,685

Due to investors, interest at 15%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued interest	21,175	13,675

Due to investors, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	100,000	100,000
Accrued interest	13,678	3,678

Totals	$647,949	$596,888

 NOTE 4 – COMMON STOCK

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company).

From January 2010 to June 2010, the Company issued a total of 618,697 shares of Common Stock for proceeds of $250,000 under the Old Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 7).

On June 2, 2010, the Company issued 118,750 shares of Common Stock in payment of $47,500 in stockholder relations consulting fees.

On July 23, 2010, the Company issued 82,305 shares of Common Stock to the Company’s Controller in payment of accrued payroll of $100,000.

From July 2010 to November 2010, the Company sold a total of 336,972 shares of Common Stock for proceeds of $304,500.

In January 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company).

From January 2011 to June 2011 the Company issued a total of 193,442 shares of Common Stock for proceeds of $165,000 under the Old Standby Equity Distribution Agreement with YA Global Investments L.P. (See Note 7).

From January to September of 2011, the Company sold to accredited investors atotal of 130,438 shares of Common Stock for proceeds of $265,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered valued at $6,750.

In May and June 2011, the Company issued a total of 244,216 shares of Common Stock to YA Global Master SPV Ltd. in satisfaction of $300,000 commitment fees due in connection with the New SEDA (See Note 7).

From August to December 2011, the Company issued a total of 111,175 shares of Common Stock for proceeds of $230,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (See Note 7).

On August 29, 2011, the Company issued a total of 150,000 shares of Common Stock to its president and secretary pursuant to their exercise of stock options granted to them in the year 2001 at the exercise price of $1.25 per share. The $187,500 exercise amount was satisfied by a $187,500 reduction in accrued payroll due these two officers.

On December 8, 2011, the Company issued a total of 215,000 shares of Common Stock to six foreign consultants for services rendered valued at a TOTAL OF $182,750.

NOTE 5 – STOCK OPTIONS

On September 20, 2007, the Company registered 2.5 million shares of its Common Stock reserved for issuance under the Alfa International Corp. 2003 Stock Option Plan, renamed the Omagine, Inc. 2003 Stock Option Plan by ratification of shareholders on December 30, 2009 (the “Plan”) for resale by filing a registration statement with the SEC on Form S-8. This registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Plan. The adoption of the Plan was approved by the Board of Directors in March 2004 and ratified by the Company’s shareholders on September 1, 2004.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity for the year ended December 31, 2011 and 2010:

	2011	2010

Outstanding at January 1,	528,000	530,000
Granted and issued	6,000	4,000
Exercised	(150,000)	-
Forfeited/expired/cancelled	(40,000)	(6,000)
Outstanding at December 31	344,000	528,000
Exercisable at December 31	284,000	404,000

Stock options outstanding at December 31, 2011 (all non-qualified) consist of:

Year		Number	Number	Exercise
Granted		Outstanding	Exercisable	Price	Expiration Date

2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	90,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$0.85	May 16, 2016
Totals		344,000	284,000

(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 on each September 24, 2012 and 2013.

As of December 31, 2011, there was $128,513 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $75,447 in 2012 and $53,066 in 2013.

NOTE 6 - INCOME TAXES

     Deferred tax assets are comprised of the following:

	December 31,
	2011	2010
Federal net operating loss
carry forwards	$4,455,000	$3,995,000
State and city net operating loss
carry forwards, net of
federal tax benefit	1,272,000	1,168,000
	5,727,000	5,163,000
Less: Valuation allowance	5,727,000	5,163,000
Total	$-	$-

     The Company's effective tax rate differs from the expected federal income tax rate due to changes in the valuation allowance at December 31, 2011 and 2010.

     Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at December 31, 2011.

     At December 31, 2011, the Company had federal net operating loss carry forwards of approximately $12,728,000, expiring in various amounts from fiscal year 2012 to fiscal year 2031.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 7 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2012. Rent expense for the years ended December 31, 2011 and 2010 was $110,428 and $136,067, respectively.

At December 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows:

2012	$56,800
2013	9,466
Total	$66,266

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2011 plus an additional amount based on a combination of net sales and earnings before taxes. The Company’s Compensation Committee expects to decide terms of a new employment agreement in the first quarter of 2012. For the year ended December 31, 2011, the Company has continued to accrue salaries payable to the President on the basis of an annual salary of $125,000.

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

NOTE 8 – SUBSEQUENT EVENTS

On January 2, 2012, pursuant to the certified resolution of the Board of Directors dated December 8, 2011, the Company granted a total  of 1,994,000 stock options to 13 individuals (including a total of  1,049,000 stock options to the Company’s three Officers and 150,000 stock options to the Company’s outside Directors) for services rendered. The stock options, which vest 50% on January 2, 2012 and 50% on July 1, 2012 and provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire December 31, 2012. The  $1,700,981 estimated fair value of the stock options (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms (365 days and 184 days), (iii) 161% expected volatility, (iv)  0.10%( 1 year term) and 0.04% (6 month term) risk –free interest rates) will be expensed evenly over the one year requisite service period of the options.

In January of 2012, the Company issued a total of 25,063 shares of Common Stock for proceeds of $40,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV, Ltd. (See Note 7).

In February of 2012, the Company issued a total of 17,705 shares of Common Stock for proceeds of $25,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (See Note 7).

In March of 2012, the Company issued a total of 25,712 shares of Common Stock for proceeds of $25,000 under the New Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (See Note 7).

The Company commenced a rights offering for its shareholders on February 24, 2012 and such rights offering expired on March 30, 2012.  The offer entitled shareholders to subscribe for an aggregate of up to 3,202,200 shares of the Company’s common stock at a subscription price of $1.25 per share. A total of 1,014,032 shares were subscribed for in the offering of which 48,119 shares were the result of the over-subscription privilege.  Of the $1,267,540 total subscriptions, $731,639 (585,311 shares) was collected in cash and $535,901 (428,721 shares) was satisfied through the reduction of debt (including $506,750 due to Company officers and directors).  A total of 14,301,213 shares of common stock will be outstanding once all 1,014,032 shares subscribed for in the rights offering have been delivered.

The rights offering also involved the issuance of a total of 6,404,400 common stock purchase warrants to common stockholders of record on February 24, 2012.  3,202,200 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,202,200 warrants are exercisable into common stock at an exercise price of $10.00 per share.  The $5.00 warrants and the $10.00 warrants expire December 31, 2013 unless they are redeemed earlier by the Company with a 30 notice to the warrant holders.