Form 10-K/A
period 2011-12-31
Omagine, Inc.
filed 2012-05-17
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
(Amendment No. 1)

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

As of May 17, 2012, the Registrant had outstanding 14,369,041 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

The Index to Exhibits appears on page 37 .

	Omagine, Inc.

	Table of Contents to Amendment No. 1 to the Annual Report on Form 10-K
	Fiscal Year Ended December 31, 2011
		Page
	Explanatory Note	3

	Forward Looking Statements	3

	Part I

Item 1.	Business	4

Item 2.	Properties	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

	Part II

Item 5.	Market for Registrant's Common Equity,
	Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6.	Selected Financial Data	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 8.	Financial Statements and Supplementary Data	26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

Item 9A.	Controls and Procedures	26

Item 9B.	Other Information	26

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	27

Item 11.	Executive Compensation	28

Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions and Director Independence	36

Item 14.	Principal Accountant Fees and Services	37

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	37

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 1 on Form 10-K/A (the “Amended Filing”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”). This Amended Filing amends the Original Filing in order to:

(i)
include additional disclosure noting that the Company inadvertently included the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”) in the Original Filing, and

(ii)	to include the Company’s audited financial statements for the fiscal year ended December 31, 2011 (the “2011 Financial Statements”) in this Amended Filing.

On April 16, 2012 (the date of the Original Filing), our 10-K was completely prepared and only awaiting the receipt from our independent registered accounting firm of our audited 2011 Financial Statements. Late in the day on April 16 we were informed by our independent registered accounting firm that although the audit of our 2011 Financial Statements was otherwise complete, they were unable to timely perform the “concurring review” by a partner of their firm separate from the audit partner as required by current regulations.

Consequently, as disclosed in the Original Filing, the 2011 Financial Statements attached to the Original Filing were not audited or reviewed by the Company's independent registered accounting firm. Due to the last minute rush to make the Original Filing, the removal of the 906 Certification from the prepared Form 10-K was overlooked.

Such concurring review has now been completed by our independent registered accounting firm. The financial statements attached to this Amended Filing for the fiscal years 2011 and 2010 have been audited by the Company's independent certified public accountants. Because this Amended Filing includes our audited financial statements, we are including certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amended Filing speaks as of the date hereof and it updates information contained in the Original Filing to reflect facts or events that may have occurred subsequent to the date of the Original Filing or subsequent to any periods for which disclosure was otherwise provided in the Original Filing.

This Amended Filing should be read in conjunction with the Original Filing, and the filings made with the SEC subsequent to the Original Filing, including any amendments to such filings.

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

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, an Omani limited liability company in the Sultanate of Oman ("Oman").

In May 2011, Omagine LLC sold newly issued shares of its capital stock to Omagine Inc. and three investors thereby reducing the Omagine, Inc. ownership of Omagine LLC from 100% to 60%. (See: “Business – The Shareholder Agreement”).

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

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex ("ITC"). Pursuant to the Development Agreement as presently agreed, the Government will issue a license to Omagine LLC designating the Omagine Project as an ITC and as such, Omagine LLC will be permitted to sell the freehold title to land and properties which are developed on the Omagine Site to any person, including any non-Omani person.

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

In February 2011, the former Minister of Tourism, with whom the Company had the majority of its dealings regarding the DA, passed away. A new Minister of Tourism was appointed in March 2011 and was replaced in May 2011 by a third Minister of Tourism, His Excellency Abdulmalik Al-Khalili. In March 2012, H.E. Abdulmalik was appointed as the Minister of Justice and he was in turn replaced at MOT on March 1, 2012 by the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi.

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

A meeting between Omagine and MOT senior staff was finally scheduled and on December 10, 2011, we met with the Director General for Planning at MOT, Mr. Mohamed Sinani, (who was the primary MOT negotiator of the Omagine DA over the years), an MOT lawyer also heavily involved in the Omagine DA negotiations over the years, an adviser to the Minister, and the head of the Minister’s office.

Both Mr. Sinani and the MOT lawyer were completely and entirely familiar with all the details of the Omagine Project, the years of DA negotiations, and with the Final DA. The head of the Minister’s office asked for a briefing on the Omagine Project and we referred him to Mr. Sinani, the MOT lawyer and to the aforementioned Omagine DA Report which we had sent to the Minister 6 months earlier in June 2011. The MOT attendees at the meeting stated that they had not seen or read the Omagine DA Report so we again sent it to the head of the Minister’s office the following day (December 11, 2011).

At this December 10th meeting (i) Mr. Sinani confirmed to all in attendance that the “Final DA” was indeed agreed in its entirety by the Government and by Omagine LLC, and (ii) the MOT lawyer stated that the Government and Omagine LLC would be signing the DA in a few weeks. The meeting was otherwise uneventful and we were asked to return to Oman in mid-January (later postponed by MOT to late January) in order to meet with H.E. Abdulmalik Al-Khalili and conclude. After several unsuccessful attempts to schedule a meeting, our attorneys wrote to H.E. Abdulmalik Al-Khalili on January 23, 2012. Our attorneys letter to the Minister of Tourism stated in relevant part; “The Final DA combined with the numerous “approval letters” from the Government and other written and oral communications with and from the Government clearly and unequivocally demonstrate that a meeting of the minds has occurred between MOT and Omagine LLC with respect to the terms and conditions of the Final DA and we are concerned about the continued internal delays at MOT”.

Neither H.E. Abdulmalik Al-Khalili (the former Chairman of Bank Muscat and now the Minister of Justice) nor anyone from the Oman Government disputed this fact or objected to the fact that such an agreement and meeting of the minds regarding the Final DA had occurred. As of the date hereof (3 months after our attorney’s January letter and 11 months after the Final DA was agreed), other than with respect to the MOLA Comments mentioned below, the complete agreement to all the terms and conditions of the Final DA by all parties remains uncontested by the Government.

From January through March 2012, our employees and attorneys made numerous attempts to schedule a meeting between H.E. Abdulmalik Al-Khalili and Mr. Drohan – again, to no avail.

In early March 2012, H.E. Abdulmalik was appointed Minister of Justice and he was replaced at MOT by the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi.

During March 2012 and continuing through to the date of this report, we, our lawyers, and now a representative of Royal Court Affairs (“RCA”) have been in touch with the Under-Secretary of Tourism, Her Excellency Maitha Al Mahrooqiyah in order to arrange a meeting with Her Excellency, the Under-Secretary and the Omagine LLC shareholders. The purpose of the meeting is to determine the status of the Omagine DA, to update the Under-Secretary and to arrange a follow-on meeting with the new Minister, H.E. Ahmad bin Nasser Al Mehrzi with a view to determining a signing date for the DA. Management has also been actively engaged with high level persons in both the Oman Government and the U.S. Government over the past many months in an effort to break the communications logjam with the MOT.

On April 11, 2012, a representative of Royal Court Affairs informed us that he had a telephone conversation that day with Her Excellency Maitha wherein Her Excellency informed the Royal Court Affairs’ representative: (i) that she has reviewed the Omagine DA and the Omagine Project; (ii) that MOT very much likes the project and believes it will be a good project for the Sultanate; and (iii) that there is no material problem and the only issue outstanding is that MOT wants to amend certain DA clauses in order to make the DA conform with new Government regulations including the new regulations regarding investor and consumer protection for home buyers. Her Excellency Maitha informed the RCA representative that MOT had drafted the changes to the affected DA clauses and sent them to the Ministry of Legal Affairs (“MOLA”) for a legal opinion and that MOT was awaiting a response from MOLA (the “MOLA Response”). When asked by the RCA representative when such MOLA Response was expected, Her Excellency informed the RCA representative that she would continue to follow up with MOLA and that she was instructed by the new Minister of Tourism, His Excellency Ahmad Al Mehrzi, to prioritize and finalize the Omagine Project and DA. On April 29, 2012 we were informed by the RCA representative that he had spoken to Her Excellency and she stated that she had received the MOLA Response and had written a report to His Excellency Ahmad Al Mehrzi seeking his approval and that as soon as she received that approval she would contact the RCA representative to arrange a meeting with him and the Omagine staff to discuss the MOLA Response, finalize the DA, and arrange for a DA signing date. Once again the RCA representative asked Her Excellency if there were any other issues outstanding other than the modification of the DA clauses pursuant to the MOLA Response to which she had referred. Her Excellency responded that no, there were no other issues outstanding; that Omagine is a good project for the country; that the new minister is urging her to finalize the Omagine DA; and now that she had the MOLA Response about the modified DA clauses, she only had to get His Excellency Ahmad Al Mehrzi’s approval before meeting with us to finalize the DA. As of the date of this report we are waiting to hear from Her Excellency Maitha Al Mahrooqiyah.

The Company's prior quarterly, annual and current reports filed with the SEC have exhaustively detailed the many delays experienced to date in our efforts to get the DA signed with the Government of Oman. The narrative of those delays is available in such reports and need not be repeated here. Although there have been extraordinary delays to date by the Government, now that the Final DA has been agreed and MOT has informed RCA that it has received the MOLA Response regarding the proposed changes to certain clauses in the Final DA, management continues to be cautiously optimistic that the Government will soon memorialize its agreement to the DA in a signed written document so that progress in the development of the Omagine Project may be facilitated.

Notwithstanding the foregoing however, management is unable at this time to definitively confirm that MOT’s proposed changes to certain DA clauses are indeed “minor and immaterial” as has been indicated to RCA by MOT, nor can we confirm that such proposed changes will or can be accepted by Omagine LLC. Indeed, past experience indicates that caution should be exercised in making any such assumptions until we meet with MOT and receive the written documents proposing the modified DA clauses.

The Shareholder Agreement

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

As provided for in the Shareholder Agreement, Omagine, Inc. will receive payment in full from Omagine LLC of:

(i)      the Pre-Development Expense Amount and,

(ii)      the $10 million Success Fee.

The Shareholder Agreement defines the “Financing Agreement Date” as the day upon which Omagine LLC and an investment fund, lender or other person first execute and deliver a legally binding agreement pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project. The Shareholder Agreement also defines the date subsequent to the Financing Agreement Date when Omagine LLC draws down the first amount of debt financing as the “Draw Date”.

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

Pursuant to the Shareholder Agreement:

1
CCIC’s two subsidiaries will invest an aggregate of 19,010,000 Omani Rials in cash (equivalent to approximately $49,426,000) into Omagine LLC. CCC-Panama will invest 12,673,333 Omani Rials (equivalent to approximately $32,950,666) and CCC-Oman will invest 6,336,667 Omani Rials in cash (equivalent to approximately $16,475,334), as follows:

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

(iii)
The CCC-Panama and CCC-Oman initial combined investments of 22,500 Omani Rials (equivalent to approximately $58,500) have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined investment balance of approximately $49,367,500 is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

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

As specified above, pursuant to the provisions of the Shareholder Agreement, the total amount of the Cash Investment into Omagine LLC by Omagine, Inc. and the New Shareholders will be 26,988,125 Omani Rials (equivalent to approximately $70,169,125) and although Omagine, Inc. and the New Shareholders will invest an aggregate of $936,000 of that $70,169,125 before the Financing Agreement Date, 98.7% of such $70,169,125 equal to $69,233,125 (the “Deferred Cash Investment”) will not be invested by the New Shareholders or received by Omagine LLC until the Financing Agreement Date.

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

While it will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if Omagine LLC wishes to immediately begin extensive design and development activities it will have to sell additional equity or raise additional alternative financing. Otherwise, Omagine LLC will have to wait until the first Financing Agreement Date occurs and the debt financing and Deferred Cash Investment are received in order to perform such extensive design and development activities.

The Shareholder Agreement also memorializes the PIK capital contribution being made to Omagine LLC by RCA. The PIK represents a portion of RCA’s payment to Omagine LLC for its 25% ownership of Omagine LLC. The value of the PIK will equal the value to Omagine LLC that is ultimately assigned to the provision to Omagine LLC of the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the Government for the specific purpose of having Omagine LLC develop it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor, Deloitte & Touche, (M.E.) & Co. LLC.

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

Management believes that the PIK and the Cash Investment which are memorialized by the legally binding Shareholder Agreement are the most important portions of Omagine LLC’s capital structure. The PIK and the $70 million Cash Investment are the most difficult to arrange and highest risk portion of Omagine LLC’s equity capital structure. They are both in place as of the date hereof.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must memorialize their agreement to the Final DA in a signed written document (as possibly modified by the MOLA Response referred to above). All of management’s past estimates regarding the timing of the signing of the DA have been confounded by the often inexplicable delays on the Government’s part, and even though as of the date hereof and for the past many months the Government has explicitly agreed to all the terms and conditions of the Final DA (as possibly modified by the MOLA Response referred to above), it is not possible at this time to predict a precise DA signing date until after we meet with MOT with respect to the MOLA Response. While this process has experienced numerous delays, management believes its patience will be rewarded and that the Development Agreement will be signed in 2012. Notwithstanding the foregoing, and in view of the long and continuing history of delays by the Government, no assurance can be given at this time that the long since agreed to Final DA will be signed soon, or at all.

The financial results of Omagine LLC are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a moderate increase in capital in the third quarter of 2011 as a result of the initial capital contributions of the New Shareholders to Omagine LLC. If and when the Financing Agreement Date occurs, the Company will experience another more substantial increase in capital of approximately $42 million which is 60% of the approximately $70 million of cash capital investments which will be recorded at such time as capital on Omagine LLC’s financial statements and reflected in the Company’s consolidated financial statements. At or about that same time the Company may experience an additional substantial, but as yet undetermined, increase in its capital, which increase will be equal to 60% of the valuation of the PIK, provided that the value of the PIK is recorded as capital on Omagine LLC’s financial statements.

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

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will, along with other financial institutions, be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of financial institutions with respect to such Construction Financing as well as mezzanine and senior debt for Omagine LLC but these discussions cannot be advanced further or concluded until the agreed DA is actually signed by the parties. All the contractual terms and conditions of the DA are well known and agreed by all parties. Notwithstanding that fact, banks and financial institutions insist on having a signed contract document in place before moving further along or concluding these Construction Financing discussions. Management is cautiously optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The Final DA, which is presently agreed and approved (but not yet signed and which may or may not be modified by the MOLA Response), recognizes and addresses this issue when it states, in relevant part:

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

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the European sovereign debt crisis has come into full view and the project financing environment in Oman and the MENA Region remains more cautious and challenging than before these crises. Management is in contact on a regular basis with MENA Region banks and international financial institutions regarding the financing of the Omagine Project and remains cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Omagine LLC's prospective Omani and international bankers are presently of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants believe that price stabilization and a recovery in both transaction volume and pricing is now occurring. Should this recovery in fact be occurring, and continue to occur (and management presently believes that it will), Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC’s plans contemplate beginning a year or more of intensive design and planning activities once the DA is signed followed by the launch of residential and commercial sales at the Omagine Project. Given the continued delays in getting the DA signed, the Company presently expects that planned launch date for residential and commercial sales to be pushed into 2013 or beyond. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that, at the present moment, the continued gradual recovery of the project finance and local real estate markets are positive indicators for the Company’s future prospects.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in 2012 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s planned 2013 or beyond sales launch will be at least equal to the prices that are presently budgeted in Omagine LLC’s financial model.

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

Omagine LLC’s financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $900 million dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $450 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast, and it is as of approximately seven months prior to the date of this report. Omagine LLC intends to update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change from time to time in line with market fluctuations and as the project unfolds.

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

Although the Oman economy has not been as severely affected by the 2008-2009 worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. Significant new housing inventory, especially apartments, have recently come onto the local Muscat area market. The market absorption rates (number of market transactions) for new residential housing remains weak but has picked up in recent months and some market observers and real estate agents expect a continued gradual resurgence as existing pent-up demand is unleashed and buyers become less fearful. The ongoing sovereign debt crisis in Europe however only adds to buyers’ unease and the outcome of that crisis and its effect on buyers’ behavior is unknown at this time. Omagine LLC is not expected to begin offering residential units for sale until at least one year after the DA is signed.

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

Management is of the opinion therefore that some of the Q2 2008 to Q3 2010 delays we have experienced have in some instances worked to the benefit of the Company. Had we been successful in signing the DA during this period, it now seems in hindsight that we may have been negatively affected by the then ongoing worldwide financial crisis. The prospects for the Company and its shareholders were severely injured by the Q1 2006 through Q2 2008 delays by the Government and are continuing to be severely injured by the ongoing Government delays from Q3 2010 to the present time. It seems probable however that some of the 2008/2010 delays may have prevented the Company from having to operate in a more challenging real estate and project finance environment than would otherwise have been the case either before or after that 2008/2010 period.

In early 2011 His Majesty, the Sultan made changes in various ministries in the Government, including appointing a new Minister of Tourism to fill the vacancy caused by the passing in early 2011 after a long illness of the first Minister of Tourism. That second Minister of Tourism was replaced by a third Minister of Tourism two months later in May 2011 and that third Minister of Tourism was replaced by a fourth Minister of Tourism - the present Minister - in March 2012. Since the Final DA was approved by all parties in mid-2011, management is presently of the opinion that these multiple ministerial changes at the Ministry of Tourism undoubtedly had a delaying impact on the signing of the DA. Now that the MOLA Response has been received by MOT, management is hopeful that the allegedly minor changes to certain DA clauses will be resolved shortly. Management believes that the Company’s prospects will be well served if the DA is signed in 2012.

Subsequent to the signing of the Development Agreement, the Omagine Site's value will be definitively determined by a qualified independent real-estate appraiser and such appraisal will be utilized to determine the value of the PIK and by Omagine LLC’s financial advisors in their discussions with banks and other financial institutions in order to arrange the Construction Financing. Omagine LLC's requirement for such financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Trends in the local market subsequent to the recent financial crises mentioned above however have indicated a much reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

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

The present nature of the Company's business is such that it is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, Omagine, Inc. will derive revenue, on and subsequent to the Financing Agreement Date, from (i) the payment to it by Omagine LLC of the $10 million Success Fee, and (ii) the reimbursement to it by Omagine LLC of the Pre-Development Expense Amount. The Company is presently planning to enter businesses other than real estate development - and ancillary to, and derivative of, the Omagine Project - subsequent to signing the Development Agreement and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and, unless otherwise indicated to the contrary, such projections and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

Competition

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

Although several of Omagine LLC's competitors have well established businesses and brand reputations, management believes that Omagine LLC's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government, (ii) the Company's and Omagine LLC's senior management have established strong and trusting relationships with the relevant Government officials, and (iii) the Shareholder Agreement strongly demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project. Company management believes Omagine LLC can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

Engineering, Design and Construction

The Company does not presently own or directly operate any engineering, design or construction companies or facilities but the Company or Omagine LLC may, depending upon events, establish its own in-house design supervision team and/or enter into joint ventures with firms providing such services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are or will be the property of either Omagine, LLC or Omagine, Inc. (See: "Patents, Copyrights and Trademarks").

Marketing

The Company has engaged in significant marketing, design, promotional and other activities with respect to the Omagine Project and has to date incurred a significant amount of costs associated with these and other general and administrative activities (the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is associated with travel, consulting and professional fees, planning and feasibility studies, design, engineering and with similar such activities including preparing and making presentations to the Government of Oman.

Pursuant to the provisions of the Shareholder Agreement the Pre-Development Expense Amount (estimated to be approximately nine million U.S. dollars as of the date of the Shareholder Agreement) will be reimbursed to Omagine, Inc. by Omagine LLC.

Manufacturing and Production

The Company does not engage in any manufacturing activities and as such does not maintain any inventory. In the future, Omagine LLC may maintain an inventory of residential and/or commercial properties held for sale to third parties.

Patents, Copyrights and Trademarks

Either Omagine, LLC or Omagine, Inc. owns or will own (either outright or by assignment) the copyrights to all the material documents, designs and drawings produced and/or executed in relation to the Omagine Project by its employees and/or independent designers, architects and consultants.

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

The Company does not require any U.S. governmental approval of its properties, services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable United States or Oman government laws or regulations. Both the Government of the United States and the Government of Oman have ratified the U.S.- Oman Free Trade Agreement.

Employees, Consultants and Employment Benefits

The Company presently has five employees and eleven consultants, eight of whom we presently plan to hire as full time employees of Omagine, Inc. or Omagine LLC subsequent to the signing of the DA. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees and consultants to be good. In view of the extraordinary delays encountered in signing the DA and the fact that our employees and consultants have been significantly under-compensated for several years, the Board of Directors approved stock grants to six of our consultants in December 2011 and also approved the issuance on January 2, 2012 of stock options (the “One Year Options”) to thirteen persons who are either employees or directors of the Company or consultants to the Company. The continued services of these persons to the Company was deemed to be of utmost importance by the Board of Directors and the stock grants and the One Year Options were approved in order to incentivize these persons to continue their efforts on behalf of the Company throughout 2012. (See: “Equity Compensation Plan Information”). Subsequent to the signing of the Development Agreement the Company intends to significantly increase the number of its full time employees. The Company provides and pays for group medical insurance for all full time employees choosing to participate in its plan and the Company sponsors a 401(k) Plan for all eligible full time employees.

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

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan (See: “Certain Relationships and Related Transactions”). Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option is fully vested and it expires on March 31, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 One Year Options. Mr. Hamdan’s One Year Options vest (i) 375,000 upon issuance on January 2, 2012, and (ii) 375,000 on July 1, 2012 provided Mr. Hamdan remains as an employee of or consultant to the Company on July 1, 2012. Mr. Hamdan’s One Year Options require him to be an employee of or a consultant to the Company at the time of (i) the vesting on July 1, 2012 of the 375,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options expire on December 31, 2012.

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

On February 24, 2012 the Company distributed 6,404,400 Common Stock purchase Warrants to its shareholders. Each shareholder received a number of Warrants exercisable for the purchase of one Common Share at an exercise price of $5.00 per share (the “$5 Warrants”) and an equal number of Warrants exercisable for the purchase of one Common Share at an exercise price of $10.00 per share (the “$10 Warrants”). Each such shareholder received one $5 Warrant and one $10 Warrant for every four Common Shares owned by such shareholder on February 24, 2012. A total of 3,202,200 $5 Warrants and 3,202,200 $10 Warrants were distributed. As of April 23, 2012, there were 6,404,400 Warrants issued and outstanding.

The Warrants are redeemable by the Company at any time and at the Company’s sole discretion at a price of $0.001 per Warrant (the “Redemption Price”). Upon thirty days prior written notice to the holders of Warrants (“Warrant Holders”) specifying the Warrants to be redeemed and the date for such redemption by the Company (the “Redemption Date”), the Company may redeem such Warrants remaining unexercised on the Redemption Date at a Warrant Redemption Price of $0.001 per Warrant. The Redemption Price shall be paid in cash by the Company to the relevant Warrant Holders and such Warrants shall not be deemed to be outstanding for any purpose whatsoever after the Redemption Date. The Redemption Date shall be at least thirty (30) days subsequent to the aforesaid written notice to Warrant Holders and it shall also be the date on which a Warrant Holder's right to exercise Warrants being redeemed shall terminate. The Warrants to be redeemed may be exercised by Warrant Holders at any time prior to the Redemption Time.

The Warrants are exercisable at the option of the Warrant Holder at any time up until 5 p.m. Eastern Time in the United States on the earlier of (a) December 31, 2013 (the “Warrant Expiration Date”), or (b) the Redemption Date provided that no person, who on February 24, 2012 owned less than (a) 4.99% or (b) 9.99% of the Common Shares, may exercise a number of Warrants which would thereby cause such person to acquire, together with its affiliates, beneficial ownership of (a) 4.99% or more, or (b) 9.99% or more of the Common Shares. A Warrant Holder may exercise the purchase rights represented by a Warrant, in whole or in part, by surrendering the properly executed Warrant Certificate(s) at the Warrant transfer agent’s office in New York City, New York or at the principal office of the Company in New York City, New York, and by paying the Company by certified or cashier’s check the aggregate Exercise Price for the Common Shares being purchased (the “Warrant Payment”).

Notwithstanding the foregoing, no Warrants will be exercisable and we will not be obligated to issue any Common Shares issuable upon the exercise of such Warrants unless (i) at the time the Warrant Holder thereof seeks to exercise such Warrant, we have a registration statement under the Securities Act in effect covering the Common Shares issuable upon the exercise of such Warrant and a current prospectus relating to our Common Stock, and (ii) the Common Shares issuable upon such exercise have been registered or qualified or deemed to be exempt from registration under the securities laws of the state of residence of such Warrant Holder. If a Warrant Holder who on February 24, 2012 owned less than (a) 4.99% or (b) 9.99% of the Common Shares seeks to exercise Warrants, and such proposed exercise would cause such Warrant Holder to acquire, together with its affiliates, beneficial ownership of (a) 4.99% or more, or (b) 9.99% or more, respectively, of the Common Shares, then, in such an event, such proposed exercise shall be effected by the Company for the maximum number of Warrants resulting in the beneficial ownership of the maximum number of whole shares by such Warrant Holder which fails to meet the above stated applicable limitation for such Warrant Holder.

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

The Warrants are transferrable and a Warrant Holder may transfer all or part of the Warrants (but no fractional Warrants) at any time on the books of the Company upon surrender of the Warrant Certificate(s), properly endorsed. Upon such surrender, the Company shall issue and deliver to the transferee a new Warrant Certificate representing the Warrants so transferred. Upon any partial transfer, the Company shall issue and deliver to the Warrant Holder a new Warrant Certificate representing the Warrants not so transferred. The Company intends to list the Warrants for quotation and trading on the Over-the-Counter Bulletin Board. We expect the Warrants to trade on the Over-the-Counter Bulletin Board under symbols to be assigned by the Financial Industry Regulatory Authority (“FINRA”). We cannot, however, give any assurance that they will be quoted or traded on the Over-the-Counter Bulletin Board or on any securities exchange until such listing is approved and such symbols are assigned by FINRA.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the Warrants and the Common Stock underlying the Warrants and the SEC declared such registration statement effective as of February 13, 2012. The Company presently intends to maintain the effectiveness of such registration statement until the earlier of the Warrant Expiration Date or the Redemption Date.

The person entitled to receive the shares of Common Stock issuable upon any exercise of the purchase rights represented by the Warrants, shall be treated for all purposes as the holder of such shares of record as of the close of business on the date of exercise.

During the period within which the Warrants may be exercised, the Company shall at all times have authorized and reserved for issuance enough shares of its Common Stock for the full exercise of the purchase rights represented by the then unexercised Warrants. If the Company dissolves, liquidates or winds up its business before the exercise, expiration or redemption of the Warrants, any Warrant Holder shall be entitled, upon exercising its Warrants, to receive in lieu of the shares of Common Stock receivable upon such exercise, the same kind and amount of assets as would have been issued, distributed or paid to such Warrant Holder upon any such dissolution, liquidation or winding up with respect to such Common Shares, had such Warrant Holder been the holder of record on the record date for the determination of those entitled to receive any such liquidating distribution or, if no record is taken, upon the date of such liquidating distribution. The Warrants are governed by and shall be construed and enforced in accordance with the laws of the State of New York.

Omagine, Inc.'s total authorized capital stock is 50,850,000 shares of which 50,000,000 shares are common stock, par value $.001 per share ("Common Stock") and 850,000 shares are preferred stock, par value $.001 per share. As of March 27, 2012, the Registrant had 13,304,175 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding. As of the date of this report, the Company has outstanding 14,318,207 shares of Common Stock, 3,202,200 $5 Warrants, 3,202,200 $10 Warrants and no shares of preferred stock.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements attached hereto for the fiscal years 2011 and 2010 have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned JOL subsidiary and its 60% owned Omagine LLC subsidiary.

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

Rights Offering and Warrant Distribution

In January 2012, the Board of Directors authorized the Company to conduct a “Rights Offering and Warrant Distribution” exclusively for the benefit of its stockholders. Pursuant to the Rights Offering and Warrant Distribution the Company distributed at no charge to all holders of its Common Stock on February 24, 2012 (the “Record Date”), 3,202,200 non-transferable subscription Rights  and 6,404,400 Common Stock purchase warrants (“Warrants). Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) received one Right, one $5 Warrant and one $10 Warrant for each four Common Shares held by them on the Record Date. Between February 24, 2012 and March 30, 2012 the Company conducted a Rights Offering exclusively for the benefit of its stockholders (See: “Liquidity and Capital Resources – Rights Offering”).

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

General and administrative expenses of $1,739,332 in fiscal 2011 were $535,070 (44%) higher than the $1,204,262 incurred in fiscal 2010. This increase was primarily attributable to the increases in 2011 of Officers’ Compensation ($15,000); fringe benefit expense ($9,016); accounting fees ($15,990); consulting fees ($360,923); directors’ fees ($15,000) and commitment fees ($300,000), offset by decreases in legal fees ($56,084); stock option expense ($17,542); stockholder relations ($18,628); travel expense ($65,510) and the net of various other expenses ($23,095).

The Company sustained a net loss of $1,804,451 during 2011 as compared to a net loss of $1,277,001 during 2010. This increase of $527,450 in the Company's net loss was due primarily to the increased general and administrative expenses mentioned above ($535,070) and increased interest expense ($16,954), net of decreases in selling and marketing expenses ($4,418) and decrease due to minority interest share in LLC loss ($20,156).

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

The Company's financing activities in 2011 consisted of $660,000 in proceeds from the sale by Omagine, Inc. of shares of its Common Stock; $156,000 in capital contributions from noncontrolling interests of Omagine LLC; and an $8,659 increase in loans to the Company from officers and directors.

The Company incurred a net loss of $1,804,451 and $1,277,001 in fiscal years 2011 and 2010 respectively.

At December 31, 2011, the Company had a working capital deficit of $1,412,311 compared to working capital deficit of $1,367,603 at December 31, 2010. This $44,708 increase in the Company's working capital deficit is attributable to the following: (a) an $87,164 increase in cash and equivalents; (b) a $51,061 increase in convertible notes payable and accrued interest; (c) a $16,801 decrease in accounts payable; (d) a $19,676 increase in prepaid expenses and other current assets; (e) an $8,659 increase in loans to the Company from officers and directors; (f) a $72,001 increase in accrued officers payroll; and (g) a $36,628  increase in accrued expenses and other current liabilities.

At December 31, 2011, the Company had $255,207 in current assets, consisting of cash, prepaid expenses and other current assets.

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

The $737,495 of funds used by operating activities during 2011 were used primarily to fund the net loss of $1,804,451 [less the non-cash charges totaling $962,698]. Such non-cash charges totaling $962,698 consisted of (a) $92,498 of stock based compensation related to stock options (b) 401(k) contributions of Common Stock valued at $72,500, (c) the use of $187,500 of unpaid and accrued compensation by two officers of the Company to exercise stock options, (d) the payment in Common Stock of an account payable of $300,000 owed by the Company to a vendor, (e) the issuance of Common Stock valued at $306,460 to consultants, and depreciation of $3,740. As a result of the foregoing, the Company had a cash balance at December 31, 2011 of $235,381, as compared to a cash balance of $148,217 at December 31, 2010.

The Company will rely upon the future business of its majority owned subsidiary Omagine LLC for revenue growth.

As indicated in the report of the independent registered public accounting firm, the consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

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

The Company has utilized the First SEDA, the Second SEDA and the proceeds from its recent Rights Offering to fund its operations to date and intends to continue to utilize the Second SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,404,400 Warrants distributed in its recent Rights Offering and Warrant Distribution will thereafter become “in the money” and will be exercised, thereby providing the significant amount of capital necessary to fund the OMAG Final Equity Investment into Omagine LLC and a secured loan to Omagine LLC, should that be desirable at the time, which will trigger the first Financing Agreement Date. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amounts of financing necessary for it to execute its business plan as presently conceived.

The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements and in the Rights Offering and pursuant to the First and Second SEDA to fund its operations during the past three years through the date hereof.

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

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered valued at $6,750 .

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

On December 8, 2011, the Company issued a total of 215,000 shares of Common Stock to six consultants for services rendered valued at $299,710 .

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

Rights Offering

Between February 24, 2012 and March 30, 2012 the Company conducted a Rights Offering exclusively for the benefit of its stockholders. Pursuant to the Rights Offering the Company distributed at no charge to all holders of its Common Stock on February 24, 2012 (the “Record Date”), 3,202,200 non-transferable subscription Rights. Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) received one Right for each four Common Shares held by them on the Record Date. Fractional Rights attributable to any Record Shareholder were eliminated by rounding up to the nearest whole number of Rights.

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

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the Common Stock underlying the Rights and the SEC declared such registration statement effective as of February 13, 2012.

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

Forward Looking Statements

As discussed above just prior to Part I of this report some of the statements contained in this report that are not statements of historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, including those relating to business plans, products, services or to Omagine LLC and the probability of Omagine LLC signing the DA with the Government; (iii) statements of future economic or financial performance; and (iv) statements of assumptions underlying such statements. Words such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations which are contained in this report since such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations and growth strategy. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●
the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to the agreed Final DA and its intention to sign the Development Agreement with Omagine LLC;

●	the uncertainty associated with political events in the MENA Region in general;
●	the success or failure of the Company’s efforts to secure additional financing;
●	oversupply of inventory and adverse conditions in the Oman real estate markets;
●
the impact of future events (including natural disasters) on the local Oman and international economies, on the Company’s business and operations, on tourism, on the oil and natural gas businesses, and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continued destabilizing factors in, and continued deterioration of, the local, regional and international real estate markets, as well as the impact of declining levels of consumer and business confidence in the state of the Oman and international economy;

●	inflation, interest rates and movements in interest rates, securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability; or
●	the ability to attract and retain skilled employees.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made, or to reflect the occurrence of unanticipated events.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this report the directors and executive officers of Omagine, Inc. are:

Name	Age	Position
Frank J. Drohan	67	Chairman of the Board of Directors, President, Chief Executive & Financial Officer

Charles P. Kuczynski	58	Vice-President, Secretary and Director

William Hanley	70	Controller & Principal Accounting Officer

Louis J. Lombardo	67	Director

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

William Hanley has served as the Controller and Principal Accounting Officer of the Registrant since January 2008.  Mr. Hanley served as the controller of Mittal Steel from 1986 to 2007 and as the Controller and Chief Financial Officer of Rif International Corp. from 1980 to 1986. From 1973 to 1985 he served as the controller at two Wall Street brokerage firms and from 1968 to 1972 as a senior accountant at Main LaFrentz & Company. Mr. Hanley was an accounting specialist with the United States Army from 1966 to 1968. Mr. Hanley holds a Bachelor of Business Administration degree in Accounting from St. Francis College in New York.

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

Salvatore J. Bucchere had served as an independent director of the Registrant from 2001 until his sudden and unexpected death on April 9, 2012. Mr. Bucchere’s services and wise counsel will be greatly missed by the Company and by its officers and directors. The Board of Directors wishes to express its heartfelt condolences to Mr. Bucchere’s wife and family on this very sad occasion of his untimely passing.

Kevin O'C. Green had served as an independent director of the Company from 2001 until January 2012. Due to the demands of other business commitments, Mr. Green resigned as a director of Omagine, Inc. effective January 31, 2012. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

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

Item 11. Executive Compensation.

The following table sets forth information relating to the aggregate compensation received by the then current executive officers of the Registrant for services in all capacities during the Registrant's three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary (1) ($)	(d) Stock Awards (2) ($)	(e) Accrued Salary Payable (1) ($)	(f) Option Awards (3) ($)	(g) Total ($)
Frank J. Drohan	2011	$125,000	$33,834	$0	$47,170	$206,004
Chief Executive and	2010	$0	$33,834	$125,000	$47,170	$206,004
Financial Officer	2009	$0	$34,524	$125,000	$47,170	$206,004

Charles P. Kuczynski	2011	$93,000	$35,444	$7,000	$23,585	$159,029
Vice-President &	2010	$40,000	$35,444	$45,000	$23,585	$144,029
Secretary	2009	$19,000	$36,250	$66,000	$23,585	$144,835

(1) Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.
(2) Column (d) represents contributions of the Registrant's Common Stock to the accounts of eligible employees of its 401(k) Plan, valued at the closing bid price on the dates of such contributions.
(3) Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named executive officer. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2011.

 Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (g) of the foregoing table as to any person specifically named in such table.

Stock Option Plan Information

The following table shows the number of shares of Common Stock covered by exercisable and un-exercisable options held by the Company's Chief Executive Officer on December 31, 2011.

(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Un-exercisable	(d) Option Exercise Price	(e) Option Expiration

Frank J. Drohan	60,000	40,000	$ 2.60	September 23, 2018

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

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities in column (a)] (c)

The Plan	344,000	$2.01	1,994,000

On January 2, 2012, the Board of Directors approved the issuance, of 1,994,000 One Year Options with a “cashless exercise feature”. Such One Year Options were issued to thirteen persons who are either employees or directors of the Company or consultants to the Company. (See “Equity Compensation Plan Information”)

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

(1) Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal year ended December 31, 2011. Directors who are not Company employees are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2011

Compensation Item	Amount

Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options	(1	) (2)

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

On January 1, 2004, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Salvatore J. Bucchere, a non-employee independent director, at an exercise price of $0.85 per share and all 6,000 of such options were exercised in December 2008 by Mr. Bucchere. On October 30, 2007, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Bucchere at an exercise price of $4.50 per share and all such options are fully vested and they expire on October 29, 2012. On July 1, 2010, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Bucchere at an exercise price of $0.51 per share and such options are fully vested and they expire on June 30, 2015. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Bucchere at an exercise price of $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 One Year Options to Mr. Bucchere which are exercisable at $1.70 per share. Mr. Bucchere’s One Year Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Bucchere remains as an independent director of the Company on July 1, 2012. Mr. Bucchere’s One Year Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 One Year Options, and (ii) the exercise of any One Year Options. Mr. Bucchere passed away on April 9, 2012 and, pursuant to the terms and conditions of the Plan, all unvested One Year Options held by him at the time of his death became fully vested on April 9, 2012 and his One Year Options and all other Stock Options then held by him (all of which were fully vested) were assigned an expiration date of April 8, 2013.

On January 1, 2004, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Kevin O’C. Green, a non-employee independent director, at an exercise price of $0.85 per share and all 6,000 of such options were exercised in December 2008 by Mr. Green. On October 30, 2007, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Green at an exercise price $4.50 per share and all such options are fully vested and they expire on October 29, 2012. On July 1, 2010, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Green at an exercise price of $0.51 per share and all such options are fully vested and they expire on June 30, 2015. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Green at an exercise price of $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 One Year Options to Mr. Green which are exercisable at $1.70 per share. Mr. Green’s One Year Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Green remains as an independent director of the Company on July 1, 2012. Mr. Green’s One Year Options required him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 One Year Options, and (ii) the exercise of any One Year Options. All of his unexercised One Year Options were scheduled to expire on December 31, 2012 but as a result of his resignation as a director effective January 31, 2012 all 50,000 of his One Year Options were cancelled pursuant to their terms.

On July 1, 2005, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Louis J. Lombardo, a non-employee independent director, at an exercise price of $5.00 per share and these options expired unexercised on June 30, 2010. On January 1, 2008, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $4.00 and all such options are fully vested and they expire on December 31, 2013. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 One Year Options to Mr. Lombardo which are exercisable at $1.70 per share. Mr. Lombardo’s One Year Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Lombardo remains as an independent director of the Company on July 1, 2012. Mr. Lombardo’s One Year Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options will expire on December 31, 2012. On April 13, 2012, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $1.70 per share and such options are fully vested and they expire on April 18, 2017.
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

In September 2001, Omagine, Inc. entered into an employment agreement (the “Drohan Agreement”) with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine, Inc. was obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of the Company’s net sales and earnings before taxes. Mr. Drohan's employment agreement provided for an option to purchase 20,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Drohan Options”), and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified to provide that the Company could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to the Company pursuant to the Drohan Agreement and the Company would accrue Mr. Drohan’s unpaid salary. No salary payments were made to Mr. Drohan in 2010, 2009 and part of 2008. The Company has agreed to pay all such unpaid and accrued salary to Mr. Drohan without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified stock options to Mr. Drohan which vest ratably over five years from the grant date and which are exercisable at $2.60 per share. 20,000 of such options vested on each September 24 of 2009, 2010 and 2011 and an additional 20,000 of such options shall vest on each of September 24, 2012 and 2013. Expiration of all such options is ten years from the date of grant. The Board of Directors had determined in January 2012 to grant Mr. Drohan 750,000 non-qualified stock options (the “One Year Options”). Because a sufficient number of options were not available under the Plan at the time however, pursuant to a resolution of the Board of Directors, the Company granted 739,000 One Year Options to Mr. Drohan on January 2, 2012. On April 13, 2012 pursuant to a further resolution of the Board of Directors, the Company granted Mr. Drohan an additional 11,000 One Year Options. Mr. Drohan’s One Year Options vest (i) 375,000 upon issuance, and (ii) 375,000 on July 1, 2012 provided Mr. Drohan is an employee of the Company on July 1, 2012. All One Year Options are exercisable at $1.70 per share, have a cashless exercise feature, and provided they are vested, may be exercised in whole or in part at any time before their expiry date of December 31, 2012. Mr. Drohan’s One Year Options require him to be an employee of the Company at the time of (i) the vesting on July 1, 2012 of the 375,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options will expire on December 31, 2012. Provided the Company is successful in signing the Development Agreement with the Government of Oman, the Company plans to enter into a new employment agreement with Mr. Drohan, although the terms of such employment agreement have not yet been determined.

Pursuant to a written employment agreement effective September 1, 2001 (the “Kuczynski Agreement”), Omagine, Inc. was obligated through December 31, 2010 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of the Company’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 10,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Kuczynski Options”). By mutual agreement between the Company and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect. Mr. Kuczynski is presently employed by the Company at an annual salary of $100,000 and Omagine, Inc. has from time to time suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to the Company and the Company has accrued Mr. Kuczynski’s unpaid salary. The Kuczynski Options were exercised by Mr. Kuczynski in August 2011. The Company has agreed to pay such unpaid and accrued salary to Mr. Kuczynski without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which vest ratably over five years from the grant date and which are exercisable at $2.60 per share. 10,000 of such options vested on each September 24 of 2009, 2010 and 2011 and an additional 10,000 of such options shall vest on each of September 24, 2012 and 2013. Expiration of all such options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, the Company granted 250,000 One Year Options to Mr. Kuczynski. Mr. Kuczynski’s One Year Options vest (i) 125,000 upon issuance on January 2, 2012, and (ii) 125,000 on July 1, 2012 provided Mr. Kuczynski is an employee of the Company on July 1, 2012. Mr. Kuczynski’s One Year Options require him to be an employee of the Company at the time of (i) the vesting on July 1, 2012 of the 125,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options will expire on December 31, 2012. Provided the Company is successful in signing the Development Agreement with the Government of Oman, Omagine, Inc. plans to enter into a new employment agreement with Mr. Kuczynski, although the terms of such employment agreement have not yet been determined.

Consulting Agreement

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, and (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President and Chief Operating Officer of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option vests ratably over the 5 year period beginning on April 1, 2007 and the Hamdan Option expires on March 31, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 One Year Options. Mr. Hamdan’s One Year Options vest (i) 375,000 upon issuance on January 2, 2012, and (ii) 375,000 on July 1, 2012 provided Mr. Hamdan remains as a consultant to the Company on July 1, 2012. Mr. Hamdan’s One Year Options require him to be an employee of or a consultant to the Company at the time of (i) the vesting on July 1, 2012 of the 375,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options will expire on December 31, 2012. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC.

Employment Benefits

Omagine, Inc. provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan and Omagine, Inc. sponsors a 401(k) retirement plan for all eligible employees.

Equity Compensation Plan Information

On December 8, 2011, the Board of Directors approved grants of an aggregate of 215,000 restricted shares of Common Stock to the following six consultants:

Name	No. of shares	Date of Stock Grant
Mahmoud Jibril El-Warfally	150,000	12/8/2011
Hassan Hamdan	20,000	12/8/2011
Tania Tavoukjian	15,000	12/8/2011
Ali Chabanni	20,000	12/8/2011
Sarah Shebaya	5,000	12/8/2011
Adnan Harmalani	5,000	12/8/2011

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

Name	No. of Options	Exercise Price	Date of Grant
Sam Hamdan	160,000	$1.25	3/31/2007
Salvatore Bucchere	6,000	$4.50	10/30/2007
Kevin Green	6,000	$4.50	10/30/2007
Louis Lombardo	6,000	$4.00	1/1/2008
Frank Drohan	100,000	$2.60	9/23/2008
Charles Kuczynski	50,000	$2.60	9/23/2008
William Hanley	6,000	$2.60	9/23/2008
Salvatore Bucchere	2,000	$0.51	7/1/2010
Kevin Green	2,000	$0.51	7/1/2010
Salvatore Bucchere	2,000	$0.85	5/17/2011
Kevin Green	2,000	$0.85	5/17/2011
Louis Lombardo	2,000	$0.85	5/17/2011

In August 2011, Mr. Drohan exercised 100,000 Stock Options at $1.25 to purchase 100,000 Common Shares and Mr. Kuczynski exercised 50,000 Stock Options at $1.25 to purchase 50,000 Common Shares.

On January 2, 2012, the Board of Directors approved the issuance pursuant to the Plan of 1,994,000 One Year Options to thirteen individuals who were either employees, directors or consultants to the Company at such time. (See: “Employees and Consultants”). On January 31, 2012, upon his resignation as a Director of the Company, Mr. Green’s 50,000 One Year Options were cancelled. On April 9, 2012, upon his death, Mr. Bucchere’s 50,000 One Year Options became fully vested and, pursuant to the Plan his One Year Options and all other Stock Options then held by him were assigned an expiration date of April 8, 2013. On April 13, 2012 pursuant to a resolution of the Board of Directors; (i) Mr. Lombardo was granted 2,000 Stock Options which expire on April 18, 2017 and are exercisable at $1.70, (ii) Mr. Terry Torok was granted 10,000 One Year Options, and (iii) Mr. Drohan was granted the additional 11,000 One Year Options which were planned to be granted to him on January 2, 2012 but were not available under the Plan at such time. As of April 23, 2012, there were 2,311,000 unexpired Stock Options issued but unexercised under the Plan.

All One Year Options (i) vest 50% upon issuance, (ii) vest 50% on July 1, 2012 provided the holder of such One Year Options is an employee of or consultant to the Company on July 1, 2012, and (iii) have a “cashless exercise” feature. The One Year Options require the holder thereof to be an employee of or a consultant to the Company at the time of (i) the vesting on July 1, 2012 of 50% of such holder’s One Year Options, and (ii) the exercise by such holder of any One Year Options. All unexercised One Year Options (except Mr. Bucchere’s) expire on December 31, 2012.As of the date hereof, the Board of Directors has approved the issuance of One Year Options (50,000 of which have since been cancelled) to the following persons:

Name	No. of options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	739,000	$1.70	1/2/2012	12/31/2012
Charles Kuczynski	250,000	$1.70	1/2/2012	12/31/2012
William Hanley	60,000	$1.70	1/2/2012	12/31/2012
Salvatore Bucchere	50,000	$1.70	1/2/2012	4/8/2013
Kevin Green *	50,000	$1.70	1/2/2012	12/31/2012
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/2012
Sam Hamdan	750,000	$1.70	1/2/2012	12/31/2012
Gregory Long	10,000	$1.70	1/2/2012	12/31/2012
Agron Telaku	10,000	$1.70	1/2/2012	12/31/2012
Sam Gill	7,500	$1.70	1/2/2012	12/31/2012
Patricia Ricioppo	7,500	$1.70	1/2/2012	12/31/2012
Nicholas Drohan	5,000	$1.70	1/2/2012	12/31/2012
Roz Cooperman	5,000	$1.70	1/2/2012	12/31/2012
Frank Drohan	11,000	$1.70	4/13/2012	12/31/2012
Terry Torok	10,000	$1.70	4/13/2012	12/31/2012

*  On January 31, 2012, Mr. Green resigned as an independent director and consequently his 50,000 One Year Options were then cancelled in accordance with their terms.
The One Year Options were issued under the Plan and are exercisable at $1.70 per share (the “Option Exercise Price“) and they vest (i) 50% upon issuance and (ii) 50% on July 1, 2012. All One Year Options require the holder thereof to be an employee or consultant of the Company at the time of (i) the exercise of any One Year Options, and (ii) the vesting on July 1, 2012 of the second 50% of such holder’s One Year Options. All unexercised One Year Options (except for Mr. Bucchere’s) will expire on December 31, 2012.

One Year Options which are vested may be exercised at any time on any business day in New York City on or after the opening of business on the date of issuance (the “Commencement Date”) and prior to 5 P.M. Eastern Time in the United States on December 31, 2012 (the “Expiration Date”) as follows, by either (i) paying the Option Exercise Price in cash to the Company, or (ii) electing to pay the Option Exercise Price via the cashless exercise feature of the One Year Options:

1)
One Year Options which are vested may be exercised in whole or in part by the holder thereof by delivery of a written notice to the Company (the “Exercise Notice”), of such holder’s election to exercise such One Year Options, which notice shall specify the number of shares of Common Stock (“Option Shares”) to be purchased, payment to the Company of an amount equal to $1.70 per Option Share multiplied by the number of Option Shares for which the One Year Options are being exercised (the “Aggregate Option Exercise Price”) in cash or wire transfer of immediately available funds and the surrender of the relevant certificate representing such One Year Options (or an indemnification undertaking with respect to such One Year Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to the Company as soon as practicable following such date, but in no event later than one business day prior to the Expiration Date (“Cash Basis”) or

2)
by delivering an Exercise Notice and in lieu of making payment of the Aggregate Option Exercise Price in cash or wire transfer, elect instead to receive upon such exercise the “Net Number” of shares of Common Stock determined according to the following formula (the “Cashless Exercise”):

Net Number  =    (A x B) – (A x C)

B

For purposes of the foregoing formula:

A =	the total number of Option Shares with respect to which the relevant One Year Options are then being exercised.
B =	the Closing Bid Price of the Common Stock on the date of exercise of the relevant One Year Options.
C =	the Option Exercise Price of one dollar and seventy cents ($1.70) in United States currency.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of May 2, 2012: (i) the number of shares of Omagine, Inc.'s Common Stock beneficially owned by (a) owners of more than five percent of Omagine, Inc.'s outstanding Common Stock who are known to the Company, and (b) the directors as of May 2, 2012 of Omagine, Inc., individually, and the officers and directors of Omagine, Inc. as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

Name and Address	Beneficial Ownership (7)	Percent *

Frank J. Drohan (1)(3)	1,805,088	12.6%
Charles P. Kuczynski (l)(4)	463,763	3.2%
Louis J. Lombardo (1)(5)	59,177	0.4%
Mohammed K. Al-Sada (2)	1,041,800	7.3%
William Hanley (2)(6)	124,214	0.9%

All officers and Directors
As a Group of 4 Persons	2,452,242	17.1%
* based on 14,318,207 shares of Common Stock issued and outstanding as of May 2, 2012

(1)
The address for each of these individuals is c/o Omagine, Inc. and each is a director of Omagine, Inc. Messrs. Drohan and Kuczynski are officers of the Company. Mr. Green resigned as a director effective January 31, 2012.

(2)	The address for each of these individuals is c/o Omagine, Inc. Mr. Hanley is an officer of Omagine, Inc.
(3)
Does not include Mr. Drohan's (i) 60,000 currently exercisable and 40,000 un-exercisable Stock Options at $2.60 per share or (ii) 375,000 currently exercisable and 375,000 un-exercisable Stock Options at $1.70 per share.

(4)
Does not include Mr. Kuczynski's (i) 30,000 currently exercisable and 20,000 un-exercisable Stock Options at $2.60 per share or (ii) 125,000 currently exercisable and 125,000 un-exercisable Stock Options at $1.70 per share.

(5)
Does not include Mr. Lombardo's (i) 6,000 currently exercisable Stock Options at $4.00 per share, (ii) 2,000 currently exercisable Stock Options at $0.85 per share, (iii) 2,000 currently exercisable Stock Options at $1.70 per share, or (iv) 25,000 currently exercisable and 25,000 un-exercisable Stock Options at $1.70 per share.

(6)	Does not include Mr. Hanley's (i) 6,000 currently exercisable Stock Options at $2.60 per share, or (ii) 30,000 currently exercisable and 30,000 un-exercisable Stock Options at $1.70 per share.
(7)
None of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable

Change in Control Arrangements

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

Director Independence

At December 31, 2011 three of the five directors of Omagine, Inc. were independent. On January 31, 2012 one independent director of the Registrant resigned and on April 9, 2012 another independent director of the Registrant died suddenly. As of the date of this report, one of the Registrant’s three directors is independent.

Related Party Payables

At December 31, 2011, the Company has included $1,024,802 of related party payables in its balance sheet. This amount consisted of notes and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The Company was billed by its independent registered public accounting firm $27,500 in 2010 and $27,500 in 2011 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years..

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his then capacity as Chairman of the Audit Committee, Mr. Salvatore J. Bucchere hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended
December 31, 2011 and December 31, 2010;

F-3	Consolidated Statements of Operations for fiscal years
ended December 31, 2011 and December 31, 2010;

F-4	Consolidated Statements of Changes in Stockholders' Equity Deficit ;

F-5	Consolidated Statements of Cash Flows for the fiscal years
ended December 31, 2011 and December 31, 2010;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The amended Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement expiring February 28, 2013 between Omagine, Inc. and the Empire State Building (14)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant *
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith
(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(9)
Previously filed with the SEC on November 9, 2009 as an exhibit to the Company’s Report on Form 10-K/A amending the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 25, 2009, and incorporated herein by reference thereto.

(10)	Previously filed with the SEC on May 5, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)
Previously filed with the SEC on November 8, 2011 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2011and incorporated herein by reference thereto and a reference copy was filed as an exhibit to the Company’s current Report on Form 8-K filed with the SEC on May 31, 2011.

(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s registration statement on Form S-1 (Registration No. 333-179040) and incorporated herein by reference thereto.

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th  day of May 2012.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on May 17, 2012 on behalf of the Registrant and in the capacity indicated.

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
LOUIS J. LOMBARDO,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit , and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
May 16, 2012 Freeport, New York

PART I - FINANCIAL  INFORMATION

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ITEM 1 : FINANCIAL STATEMENTS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$235,381	$148,217
Prepaid expenses and other current assets	19,826	150
Total Current Assets	255,207	148,367

PROPERTY AND EQUIPMENT:
Office and computer equipment	132,570	132,570
General plant	17,800	17,800
Furniture and fixtures	15,951	15,951
Leasehold improvements	866	866
	167,187	167,187
Less accumulated depreciation and amortization	(164,730)	(160,990)
	2,457	6,197

Other assets	12,161	13,361

TOTAL ASSETS	$269,825	$167,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$647,949	$596,888
Accounts payable	386,294	403,095
Accrued officers payroll	529,300	457,299
Due officers' and directors	16,864	8,205
Accrued expenses and other current liabilities	87,111	50,483
Total Liabilities, All Current	1,667,518	1,515,970

STOCKHOLDERS' DEFICIT :

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
365,000 shares committed to be issued in 2011	365	-
12,853,701 shares in 2011; 12,107,646 shares in 2010	12,854	12,108
Capital in excess of par value	20,621,545	18,913,269
Deficit	(22,077,873)	(20,273,422)
Total Omagine, Inc. stockholders' deficit	(1,443,109)	(1,348,045)
Noncontrolling interests in Omagine LLC	45,416	-

Total Stockholders' Deficit	(1,397,693)	(1,348,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$269,825	$167,925

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
REVENUE:
Net Sales	$-	$-
Total revenue	-	-

COSTS AND EXPENSES:
Cost of sales	-	-

Officers and directors compensation (including
stock-based compensation of $333,730 and $263,772, respectively)	466,230	453,772
Professional fees	144,586	200,670
Consulting fees (including stock-based compensation
of $325,228 and $18,768, respectively)	413,130	52,207
Commitment fees	300,000	-
Travel	114,908	180,418
Occupancy	133,118	136,067
Other general and administrative	196,956	215,141
Total Costs and Expenses	1,768,928	1,238,275

OPERATING LOSS	(1,768,928)	(1,238,275)

Interest expense	(55,679)	(38,726)

NET LOSS	(1,824,607)	(1,277,001)

Add net loss attributable to noncontrolling interests in Omagine LLC	20,156	-

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(1,804,451)	$(1,277,001)

LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	12,799,508	11,828,511

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock Issued and Outstanding		Committed to be Issued		Capital in		Noncontrolling
		Par		Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2009	10,660,904	$10,661			$18,030,176	$(18,996,421)	$-	$(955,584)

Adjustment for Stock splits	22	-			-	-	-	-

Contribution of Common Stock to 401K Plan	289,996	290			72,210	-	-	72,500

Stock Option Expense	-	-			110,040	-	-	110,040

Sale of Common Stock for cash	336,972	337			304,163	-	-	304,500

Issuance of Common Stock in payment of salaries payable	82,305	82			99,918	-	-	100,000

Issuance of Common Stock for Stockholder Investor
Relations	118,750	119			47,381	-	-	47,500

Sale of stock under Stock Equity Distribution Agreement	618,697	619			249,381	-	-	250,000

Net Loss	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	12,107,646	12,108			18,913,269	(20,273,422)	-	(1,348,045)

Contribution of Common Stock to 401K Plan	51,784	52			72,448	-	-	72,500

Stock option expense	-	-			92,498	-	-	92,498

Sale of Common Stock for cash	130,438	131			264,869	-	-	265,000

Sale of Common Stock under Old Standby Equity
Distribution Agreement (Old SEDA)	193,442	193			164,807	-	-	165,000

Sale of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	111,175	111			229,889	-	-	230,000

Stock grant to consultant	15,000	15			6,735	-	-	6,750

Issuance of Common Stock in satisfaction of New
SEDA commitment fees	244,216	244			299,756	-	-	300,000

Stock options exercised by officers with shares committed to be issued			150,000	150	187,350	-	-	187,500

Stock grants to foreign consultants with restricted shares committed to be issued			215,000	215	299,495	-	-	299,710

Adjustments for noncontrolling interests in
Omagine LLC	-	-			90,429	-	45,416	135,845

Net Loss attributable to Omagine, Inc.	-	-			-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	12,853,701	$12,854	$365,000	$365	$20,621,545	$(22,077,873)	$45,416	$(1,397,693)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended /December 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,804,451)	$(1,277,001)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,156)	-
Depreciation and amortization	3,740	4,022
Stock based compensation related to stock options	92,498	110,040
Issuance of Common Stock for 401K Plan contributions	72,500	72,500
Issuance of Common Stock for stockholder investor
relations	-	47,500
Issuance of stock grant to consultant	6,750	-
Issuance of Common Stock in satisfaction of the New SEDA
commitment fees	300,000	-
Common stock committed to be issued to foreign consultants	299,710	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(18,476)	95
Accounts payable	(16,800)	(52,629)
Accrued expenses and other current liabilities	36,628	22,752
Accrued officers' payroll	259,501	230,299
Accrued interest on convertible notes payable	51,061	33,424
Net cash flows used by operating activities	(737,495)	(808,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,158)
Net cash flows used by investing activities	-	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	8,659	(1,948)
Proceeds from sale of Common Stock	660,000	554,500
Capital contributions from noncontrolling interests in
Omagine LLC	156,000	-
Issuance of convertible notes payable	-	250,000
Net cash flows provided by financing activities	824,659	802,552

NET INCREASE (DECREASE) IN CASH	87,164	(7,604)

CASH BEGINNING OF PERIOD	148,217	155,821

CASH END OF PERIOD	$235,381	$148,217

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$3,031

Interest paid	$4,618	$5,301

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     The Company reports interest and penalties as income tax expense.

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

For the years ended December 31, 2011 and 2010, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Years Ended December 31,
	2011	2010
Convertible Notes	288,621	266,341
Stock Options	284,000	404,000
Total Shares of Common Stock Issuable	572,621	670,341

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. On September 13, 2011, the Ministry of Commerce and Industry of Oman delivered to Omagine LLC a copy of the official registration of the following persons and their ownership percentages as recorded and registered as Omagine LLC’s shareholders with the Government of Oman:

Omagine, Inc. (60%)
Office of Royal Court Affairs (25%)
Consolidated Contracting Company S.A. (10% ) and
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

Reclassifications – Certain 2010 account balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this ASU will have an impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2011, FASB issued ASU No. 2011−12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011−12”).  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2011, the negative working capital of the Company was $1,412,311. Further, the Company incurred net losses of $1,804,451 and $1,277,001 for the years ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	December 31,	December 31,
	2011	2010
Due to the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$192,054	192,054
Accrued interest	51,649	36,285

Due to the secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	39,961	39,961
Accrued interest	10,747	7,550

Due to a director of the Company, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued interest	18,685	3,685

Due to investors, interest at 15%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued interest	21,175	13,675

Due to investors, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	100,000	100,000
Accrued interest	13,678	3,678

Totals	$647,949	$596,888

NOTE 4 – COMMON STOCK

In March 2010, the Company issued and contributed a total of 289,996 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $72,500 valuation is based on the $0.25 closing trading price of the free trading Common Stock on the date of contribution.

From January 2010 to June 2010, the Company issued and sold a total of 618,697 shares of Common Stock for proceeds of $250,000 under the SEDA with YA. (See Note 7 under “Equity Financing Agreements”).

On June 2, 2010, the Company issued 118,750 shares of Common Stock in payment of $47,500 in stockholder relations consulting fees.

On July 23, 2010, the Company issued 82,305 shares of Common Stock to the Company’s Controller in payment of accrued payroll of $100,000.

From July 2010 to November 2010, the Company sold to accredited investors a total of 336,972 shares of Common Stock for proceeds of $304,500.

In January 2011, the Company issued and contributed a total of 51,784 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $72,500 valuation is based on the $1.40 closing trading price of the free trading Common Stock on the date of contribution .

From January 2011 to June 2011 the Company issued and sold a total of 193,442 shares of Common Stock for proceeds of $165,000 under the SEDA with YA. (See Note 7 under “Equity Financing Agreements”).

From January to September of 2011, the Company sold to accredited investors a total of 130,438 shares of Common Stock for proceeds of $265,000.

On March 4, 2011, the Company issued 15,000 shares of Common Stock to a consultant for services rendered valued at $6,750.

In May and June 2011, the Company issued a total of 244,216 shares of Common Stock to YA Ltd. in satisfaction of $300,000 of commitment fees due in connection with the New SEDA (See Note 7 under “Equity Financing Agreements”).

From August to December 2011, the Company issued and sold a total of 111,175 shares of Common Stock for proceeds of $230,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

On August 29, 2011, as discussed in Note 7 under “Employment Agreements”, the Company issued an aggregate of 150,000 shares of Common Stock to its president and secretary pursuant to the exercise by them at $1.25 per share of an aggregate of 150,000 stock options granted to them in 2001. The $187,500 aggregate exercise amount was satisfied by a $187,500 reduction in accrued payroll due to these two officers.

On December 8, 2011, the Company issued a total of 215,000 restricted shares of Common Stock to six foreign consultants for services rendered valued at a total of $299,710. The $299,710 valuation is based on the $1.70 closing trading price of the free trading Common Stock on the December 8, 2011 date of grant less an 18% restricted stock discount (which was calculated using the Finnerty Method).

NOTE 5 – STOCK OPTIONS

On December 30, 2009, shareholders authorized the Board of Directors to reserve 2,500,000 shares of Common Stock for issuance under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”). On October 14, 2011, the Company registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the Plan by filing a registration statement with the SEC on Form S-8. The S-8 registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Plan. The adoption of the Plan was approved by the Board of Directors in March 2004 and ratified by the Company’s shareholders on September 1, 2004 and on October 14, 2011. The Plan expires August 31, 2013.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the year ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	530,000	$2.01	5.58	$-
Granted in 2010	4,000	0.51
Exercised in 2010	-	-
Forfeited in 2010	(6,000)	5.00
Outstanding at December 31, 2010	528,000	$1.96	4.58	$207,060
Granted in 2011	6,000	0.85
Exercised in 2011	(150,000)	1.25
Forfeited in 2011	(40,000)	4.10
Outstanding at December 31, 2011	344,000	$2.01	5.67	$13,860

Vested and exercisable at December 31, 2010	404,000	$1.88	3.67	$186,260
Vested and exercisable at December 31, 2011	284,000	$1.88	5.42	$13,860

The weighted average fair value of each option granted during the years ended December 31, 2011 and 2010, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.63 per option (using the following assumptions: (i) $.85 share price, (ii) 5 year term, (iii) 100% volatility and 1.83% risk free interest rate) and $0.38 per option (using the following assumptions: (i) $.51 share price, (ii) 5 year term, (iii) 100% volatility and 1.79% risk free interest rate), respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2011 and 2010, and changes during the years ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)
Nonvested shares at January 1, 2010	190,000	$2.16	8.25
Granted	4,000	0.51	5.00
Vested	(70,000)	1.90	6.67
Nonvested shares at December 31, 2010	124,000	$2.25	7.33
Granted	6,000	0.85	5.00
Vested	(70,000)	1.83	5.75
Nonvested shares at December 31, 2011	60,000	$2.60	6.75

Stock options outstanding at December 31, 2011 (all non-qualified) consist of:

Year		Number	Number	Exercise
Granted		Outstanding	Exercisable	Price	Expiration Date

2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	90,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$0.85	May 16, 2016
Totals		344,000	284,000

(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 each on September 24, 2012 and 2013.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price

$0.50 - $1.00	10,000	$0.71	4.05	10,000	$0.71
$1.01 - $2.00	160,000	1.25	5.25	160,000	1.25
$2.00 - $3.00	156,000	2.60	6.56	96,000	2.60
$4.00 - $5.00	18,000	4.33	0.89	18,000	4.33
Totals	344,000	$2.01	5.67	284,000	$1.88

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

NOTE 7 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2012. Rent expense for the years ended December 31, 2011 and 2010 was $133,118 and $136,067 , respectively.

At December 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows:

2012	$56,800
2013	9,466
Total	$66,266

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2011 and 2010, the Company has continued to accrue salary payable to the President on the basis of an annual salary of $125,000. At December 31, 2011 and 2010, unpaid accrued officer’s compensation due to this Company officer was $281,250 and during the year ended December 31, 2011, $125,000 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized for the exercise of 100,000 stock options at $1.25 per share by this individual.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2011 and 2010, the Company accrued officer’s compensation due to its Vice President and Secretary of $100,000 and $85,000, respectively. At December 31, 2011 and 2010, unpaid accrued officer’s compensation due to this Company officer was $139,249 and $132,250, respectively and during the year ended December 31, 2011, $62,500 of  accrued but unpaid officer’s compensation due to this Company officer was offset and utilized for the exercise of 50,000 stock options at $1.25 per share by this individual.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. The Company accrued $80,000 of officer’s compensation due to this individual in each of the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, unpaid accrued officer’s compensation due to this Company officer was $108,800 and $43,799, respectively.

Equity Financing Agreements

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA”). The SEDA expired on April 30, 2011. Pursuant to the terms of the SEDA, Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the “Pricing Period”). During the term of the SEDA, Omagine was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equaled up to $5,000,000 in the aggregate. YA was obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the Shares (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares could not exceed $200,000. All sales of Shares pursuant to the SEDA were made at the sole discretion of Omagine. The Registration Statement filed by Omagine with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. Omagine filed a new registration statement with the SEC to continue to make sales available to it pursuant to the SEDA and the SEC declared such new registration statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011.

On May 4, 2011, Omagine entered into a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Pursuant to the New SEDA, Omagine issued 176,471 restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. On June 21, 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and pursuant to such amendment Omagine paid YA Ltd an additional $150,000 commitment fee. In June 2011 Omagine issued 67,745 restricted shares of its Common Stock to YA Ltd in satisfaction of the additional $150,000 commitment fee.

Omagine Project

Omagine LLC’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the “Omagine Site”) just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the signing of a Development Agreement between LLC and the Government of Oman for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an OMR 7,500 (approximately $19,500) capital contribution to Omagine LLC on June 9, 2011 and agreed to make an additional capital contribution to Omagine LLC of OMR 210,000 (approximately $546,000) after the execution of the Development Agreement between the Government of Oman and Omagine LLC and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement).  In exchange for a 40% share ownership of Omagine LLC, the New Investors made cash capital contributions to Omagine LLC totaling OMR 60,000 (approximately $156,000) and agreed to make additional cash capital contributions to Omagine LLC totaling OMR 26,628,125 (approximately $69,233,125) at the Financing Agreement Date. In addition one of the New Investors agreed to make a non-cash capital contribution to Omagine LLC. The amount of such “payment-in-kind” non-cash capital contribution is yet to be determined and will represent the value of the land constituting the Omagine Site which such investor previously owned and has made available to Omagine LLC for development of the Omagine Project.

NOTE 8 – RELATED PARTY TRANSACTIONS

At December 31, 2011 and 2010, accounts payable includes $15,542 and $3,500, respectively, due to various officers and directors of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “One Year Options”) to 13 individuals. Such grants of One Year Options included the grant of: (i) an aggregate of 1,049,000 One Year Options to the Company’s three Officers; (ii) an aggregate of 150,000 One Year Options to the Company’s then three independent Directors; (iii) a grant of 750,000 One Year Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 One Year Options to a consultant to whom the Company paid $2,000 per month consulting fees totaling $24,000 and $20,000 during the years ended December 31, 2011 and 2010 respectively; and (v) a grant of 5,000 One Year Options to the son of the Company’s President for website design services rendered. All One Year Options vest 50% on the date of issuance, 50% on July 1, 2012, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2012.

On January 31, 2012, 50,000 One Year Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 One Year Options previously granted to him immediately vested and the expiration date of his One Year Options was extended to April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional One Year Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered.

The approximately $1,701,000 estimated fair value of the One Year Options (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms (365 days and 184 days), (iii) 161% expected volatility, (iv) 0.10% ( 1 year term) and 0.04% (6 month term) risk free interest rates) will be expensed evenly over the one year 2012 requisite service period of the One Year Options.

In January of 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In January of 2012, the Company issued 1,994 shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February of 2012, the Company issued and sold a total of 17,705 shares of Common Stock for proceeds of $25,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In March of 2012, the Company issued and sold a total of 25,712 shares of Common Stock for proceeds of $25,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In May 2012, the Company issued and contributed a total of 50,834 shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.50 closing trading price of the free trading Common Stock on the date of contribution.

The Company commenced a rights offering for its shareholders on February 24, 2012 and such rights offering expired on March 30, 2012. The rights offering entitled shareholders to subscribe for an aggregate of up to 3,202,200 shares of the Company’s common stock at a subscription price of $1.25 per share. A total of 1,014,032 shares were subscribed for in the rights offering of which 48,119 shares were subscribed for pursuant to the over-subscription privilege. Of the $1,267,540 total proceeds from the rights offering, $731,639 of such proceeds (representing 585,311 shares) was collected in cash and $535,901 of such proceeds (representing 428,721 shares) was satisfied through the reduction of debt (including $506,750 of such debt due to Company officers and directors). A total of 14,318,207 shares of Common Stock are presently outstanding after delivery of all 1,014,032 shares subscribed for in the rights offering.

Simultaneously with the rights offering the Company also distributed a total of 6,404,400 common stock purchase warrants (“Warrants “) to common stockholders of record on February 24, 2012.  3,202,200 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,202,200 Warrants are exercisable into common stock at an exercise price of $10.00 per share. The $5.00 Warrants and the $10.00 Warrants expire on December 31, 2013 unless, upon a 30 day prior notice to the Warrant holders, they are redeemed earlier by the Company. The Warrants do not contain any anti-dilution provisions and may be exercised only for whole shares of Common Stock. The Warrant Exercise Prices and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 10 -  NON-CASH FINANCING ACTIVITIES

During 2011, the cost of stock options exercised by two officers in the amount of $187,500 were paid by the reduction of salaries payable to these officers.

During 2010, Common Stock in the amount of $100,000 was issued in payment of salaries payable.