Form 10-Q
period 2012-03-31
Omagine, Inc.
filed 2012-05-21
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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
[X] Yes[] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes[] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[]	Accelerated filer	[]
Non accelerated filer	[]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[] Yes[X] No

As of May 17, 2012, the registrant had outstanding 14,369,041 shares of common stock, par value $.001 per share.

OMAGINE, INC.

INDEX
Forward-Looking Statements

PART I - FINANCIAL INFORMATION

ITEM	1: FINANCIAL STATEMENTS	3

	CONSOLIDATED BALANCE SHEETS:
	MARCH 31, 2012 AND DECEMBER 31, 2011	3

	CONSOLIDATED STATEMENTS OF OPERATIONS:
	THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011	4

	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT:
	THREE MONTHS ENDED MARCH 31, 2012	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS:
	THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011	6

	NOTES TO FINANCIAL STATEMENTS	7

ITEM	2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM	4: CONTROLS AND PROCEDURES	32

PART II - OTHER INFORMATION

ITEM	2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM	6: EXHIBITS	33

	SIGNATURES	34

Forward-Looking Statements

Some of the statements contained in this Prospectus that are not statements of historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, including those relating to business plans, products, services or to Omagine LLC and the probability of Omagine LLC signing the DA with the Government; (iii) statements of future economic or financial performance; and (iv) statements of assumptions underlying such statements. Words such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations which are contained in this Prospectus since such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations and growth strategy. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

PART I - FINANCIAL INFORMATION

ITEM1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$114,113	$235,381
Subscriptions Receivable - Rights Offering	731,639	-
Prepaid expenses and other current assets	19,826	19,826
Total Current Assets	865,578	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	136,004	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	136,004	167,187
Less accumulated depreciation and amortization	(131,157)	(164,730)
	4,847	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$882,586	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$380,406	$647,949
Accounts payable	376,074	386,294
Accrued officers' payroll	363,615	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	77,648	87,111
Total Liabilities, All Current	1,197,743	1,667,518

STOCKHOLDERS' DEFICIT:

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
13,304,175 shares in 2012 and 12,853,701 shares in 2011	13,304	12,854
Committed to be issued:
1,014,032 shares committed to be issued in 2012 and 365,000 to be issued in 2011	1,014	365
Capital in excess of par value	22,434,158	20,621,545
Deficit	(22,796,290)	(22,077,873)
Total Omagine, Inc. stockholders' deficit	(347,814)	(1,443,109)
Noncontrolling interests in Omagine LLC	32,657	45,416

Total Stockholders' Deficit	(315,157)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$882,586	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
REVENUE:
Net Sales	$-	$-
Total revenue	-	-

COSTS AND EXPENSES:
Cost of sales	-	-

Officers and directors compensation (including
stock-based compensation of $265,073 and $90,933, respectively)	342,823	163,433
Professional fees	11,027	42,390
Consulting fees (including stock-based compensation
of $172,849 and $4,692, respectively)	197,554	35,942
Travel	18,319	15,486
Occupancy	45,406	32,418
Other general and administrative	101,993	42,646
Total Costs and Expenses	717,122	332,315

OPERATING LOSS	(717,122)	(332,315)

Interest expense	(14,054)	(13,327)

NET LOSS	(731,176)	(345,642)

Add net loss attributable to noncontrolling interests in Omagine LLC	12,759	-

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(718,417)	$(345,642)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	13,293,369	12,240,373

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT   (Unaudited)

	Common Stock
	Issued and Outstanding		Committed to be issued		Capital in		Noncontrolling
		Par		Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2011	12,853,701	$12,854	$365,000	365	$20,621,545	$(22,077,873)	$45,416	$(1,397,693)

Issuance of Common Stock committed for stock
options exercised by officers	150,000	$150	$(150,000)	(150)	$-	-	-	-

Issuance of Restricted Common Stock committed for
stock grants to foreign consultants	215,000	$215	$(215,000)	(215)	$-	-	-	-

Stock Grant to Consultant for services renderred	1,994	2	-	-	3,248	-	-	3,250

Stock Option Expense	-	-	-	-	437,922	-	-	437,922

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	68,480	68	-	-	89,932	-	-	90,000

Stock Grant to a stockholder relations agent for fees	15,000	15	-	-	14,985	-	-	15,000

Issuance of Common Stock for Rights Offering			1,014,032	1,014	1,266,526	-	-	1,267,540

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	(12,759)	(12,759)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	(718,417)	-	(718,417)

Balances at March 31, 2012	13,304,175	$13,304	$1,014,032	1,014	22,434,158	$(22,796,290)	32,657	(315,157)

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(718,417)	$(345,642)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(12,759)	-
Depreciation and amortization	1,044	935
Stock based compensation related to stock options	437,922	23,125
Issuance of Common Stock for 401K Plan contributions	-	72,500
Issuance of stock grant to consultant	3,250	6,750
Issuance of Stock Grants to Stockholder Relations Agent for fees	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	-	(10,587)
Accounts payable	(1,220)	(38,566)
Accrued expenses and other current liabilities	(9,463)	4,980
Accrued officers' payroll	61,749	52,500
Convertible Notes Payable and accrued interest	9,100	12,591
Net cash flows used by operating activities	(213,794)	(221,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,434)	-
Net cash flows used by investing activities	(3,434)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	(160)
Proceeds from sale of Common Stock	90,000	175,000
Net cash flows provided by financing activities	95,960	174,840

NET DECREASE IN CASH	(121,268)	(46,574)

CASH BEGINNING OF PERIOD	235,381	148,217

CASH END OF PERIOD	$114,113	$101,643

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,000	$1,143

Interest paid	$4,953	$736

NON - CASH FINANCING ACTIVITIES:

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-
Less stock subscriptions satisfied through reduction of debt:
Covertible notes payable and accrued interest	(276,643)	-
Accounts payable	(9,000)	-
Accrued officers' payroll	(227,434)	-
Due officers and directors	(22,824)	-
Total	(535,901)	-
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, Inc. (“Omagine”) and its wholly owned subsidiary, Journey of Light, Inc. (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”). Omagine, JOL and LLC are collectively referred to herein as “the Company”. LLC is a limited liability company which was organized on November 23, 2009 under the laws of the Sultanate of Oman. All inter-company transactions have been eliminated in consolidation.

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K/A for the Company’s  fiscal year ended December 31, 2011 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2011 filed on May 17, 2012.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the three months ended March 31, 2012 and 2011 were $437,922 and $23,125, respectively. See Note 5.

Loss Per Share –Basic loss per share is based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding during the period. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

For the three months ended March 31, 2012 and 2011, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive.

	Shares Issuable
	Three Months Ended
	March 31,
	2012	2011
Convertible Notes	157,312	271,835
Stock Options	1,256,000	404,000
Warrants	6,404,400	0
Total Shares of Common Stock Issuable	7,817,712	675,835

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

Reclassifications – Certain 2011 account balances have been reclassified to conform to the current year’s presentation.
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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2012, the Company had negative working capital of $332,165. The Company incurred net losses of $718,417 and $1,804,451 for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	March 31,	December 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	39,961	39,961
Accrued Interest	11,544	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	22,425	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	23,045	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	75,000	100,000
Accrued Interest	8,431	13,678

	$380,406	$647,949

NOTE 4 – COMMON STOCK

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

From January to September of  2011, the Company issued and sold to accredited investors a total of 130,438 shares of Common Stock for proceeds of $265,000.

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

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In January 2012, the Company issued 1,994 shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February 2012, the Company issued and sold a total of 17,705 shares of Common Stock for proceeds of $25,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In March 2012, the Company issued and sold a total of 25,712 shares of Common Stock for proceeds of $25,000 under the New SEDA with YA Ltd. (See Note 7 under “Equity Financing Agreements”).

In March 2012, pursuant to a rights offering, the Company issued and sold 1,014,032 shares of Common Stock to its shareholders for proceeds of $1,267,540. Of the $1,267,540 total proceeds from the rights offering, $731,639 of such proceeds (representing 585,311 shares) was collected in cash and $535,901 of such proceeds (representing 428,721 shares) was satisfied through the reduction of debt (including $506,750 of such debt due to Company officers and directors).

NOTE 5 – STOCK OPTIONS AND WARRANTS

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

The following is a summary of stock option activity under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”) for the three months ended March 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	528,000	$1.96	4.58	$207,060

Granted in Q1 2011	-	-	-	-
Exercised in Q1 2011	-	-	-	-
Forfeited / Expired in Q1 2011	-	-	-	-
Outstanding at March 31, 2011	528,000	$1.96	4.33	$1,560
Exercisable at March 31, 2011	404,000	$1.88	3.42	$1,560

Outstanding at January 1, 2012	344,000	$2.01	5.67	$13,860

Granted in Q1 2012	1,994,000	$1.70
Exercised in Q1 2012	-	-
Forfeited / Expired in Q1 2012	(50,000)	$1.70
Outstanding at March 31, 2012	2,288,000	1.75	1.50	$30,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$30,860

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “One Year Options”) to 13 individuals. Such grants of One Year Options included the grant of: (i) an aggregate of 1,049,000 One Year Options to the Company’s three Officers; (ii) an aggregate of 150,000 One Year Options to the Company’s then three independent Directors; (iii) a grant of 750,000 One Year Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 One Year Options to a consultant to whom the Company paid $2,000 per month consulting fees totaling $24,000 and $20,000 during the years ended December 31, 2011 and 2010 respectively (and $6,000 for the three months ended March 31, 2012) ; and (v) a grant of 5,000 One Year Options to the son of the Company’s President for website design services rendered. All One Year Options vest 50% on the date of issuance, 50% on July 1, 2012, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2012.

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

The approximately $1,701,000 estimated fair value of the 1,994,000 One Year Options (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms (365 days and 184 days), (iii) 161% expected volatility, (iv) 0.10% ( 1 year term) and 0.04% (6 month term) risk free interest rates) is being expensed evenly over the one year 2012 requisite service period of the One Year Options.

A summary of the status of the Company’s nonvested shares as of the three months ended March 31, 2012 and 2011, and changes during the periods then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)
Nonvested shares at January 1, 2011	124,000	$2.25	7.33
Granted in Q1 2011	-	-	-
Vested in Q1 2011	-	-	-
Nonvested shares at March 31, 2011	124,000	2.25	7.08

Nonvested shares at January 1, 2012	60,000	2.60	6.75
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited in Q1 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	972,000	$1.70	1.00
Nonvested shares at March 31, 2012	1,032,000	$1.75	1.08

Stock options outstanding at March 31, 2012 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	90,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$0.85	May 16, 2016
2012	(B)	1,944,000	972,000	$1.70	December 31, 2012

Totals		2,288,000	1,256,000

(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 each on September 24, 2012 and 2013.

(B)	Of the 972,000 unvested options relating to the 2012 grant, 25,000 of such options vested on April 9, 2012 and the remaining 947,000 of such options are scheduled to vest on July 1, 2012.

The following table summarizes information about stock options outstanding at March 31, 2012:

	Stock Options Outstanding			Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
Range of Exercise Prices
$0.50 - $1.00	10,000	$0.71	3.80	10,000	$0.71
$1.01 - $2.00	2,104,000	1.67	1.08	1,132,000	1.64
$2.00 - $3.00	156,000	2.60	6.31	96,000	2.60
$4.00 - $5.00	18,000	4.33	0.64	18,000	4.33
Totals	2,288,000	$1.75	1.50	1,256,000	$1.74

As of March 31, 2012, there was $1,366,833 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $1,313,767 in 2012 and $53,066 in 2013.

Warrants

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

NOTE 6 - INCOME TAXES

 Deferred tax assets are comprised of the following:

	March 31, 2012	December 31, 2011

Federal net operating loss carry forwards	$4,625,000	$4,455,000
State and city net operating loss carry forwards,
net of federal tax benefit	1,321,000	1,272,000
	5,946,000	5,727,000
Less: Valuation allowance	5,946,000	5,727,000
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company had federal net operating loss carry forwards of approximately $13,214,000, expiring in various amounts from fiscal year 2012 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 7 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2012. Rent expense for the three months ended March 31, 2012 and 2011 was $45,406 and $32,418 respectively.

At March 31, 2012, the future minimum lease payments under non-cancelable operating leases are as follows:

2012	$42,600
2013	9,466
Total	$52,066
Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At March 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $179,404.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2012, the Company accrued officer’s compensation due to its Vice President and Secretary on the basis of an annual salary of $100,000. At March 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $ 86,662.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the three months ended March 31, 2012, the Company accrued officer’s compensation due to its Controller on the basis of an annual salary of $80,000. At March 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $ 97,550.

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

On May 4, 2011, Omagine entered into a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Pursuant to the New SEDA, Omagine issued 176,471 restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. In June 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and Omagine issued an additional 67,745 restricted shares of its Common Stock to YA Ltd in satisfaction of the additional $150,000 commitment fee due pursuant to such amendment.

Omagine Project

Omagine LLC’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the “Omagine Site”) just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the signing of a Development Agreement between Omagine LLC and the Government of Oman for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an Omani Rial (“OMR”) 7,500 (approximately $19,500) capital contribution to Omagine LLC on June 9, 2011 and agreed to make an additional capital contribution to Omagine LLC of OMR 210,000 (approximately $546,000) after the execution of the Development Agreement between the Government of Oman and Omagine LLC and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement).  In exchange for a 40% share ownership of Omagine LLC, the New Investors made cash capital contributions to Omagine LLC totaling OMR 60,000 (approximately $156,000) and agreed to make additional cash capital contributions to Omagine LLC totaling OMR 26,628,125 (approximately $69,233,125) at the Financing Agreement Date. In addition one of the New Investors agreed to make a non-cash capital contribution to Omagine LLC. The amount of such “payment-in-kind” non-cash capital contribution is yet to be determined and will represent the value of the land constituting the Omagine Site which such investor previously owned and has made available to Omagine LLC for development of the Omagine Project.

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2012 and 2011, accounts payable includes $6,382 and $5,198, respectively, due to various officers and directors of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On April 9, 2012 an independent Director of the Company died and, pursuant to the Plan, all stock options then held by him immediately vested and the expiration date of all such stock options was fixed at April 8, 2013.

On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 stock options (“One Year Options”) to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. All One Year Options vest 50% on the date of issuance, 50% on July 1, 2012, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2012.

The approximately $27,302 estimated fair value of such One Year Options (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month, (iii) 161% expected volatility, (iv) 0.10% ( 9 month term) and 0.04% (6 month term) risk free interest rates) will be expensed evenly over the requisite 2012 service period of the One Year Options.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Omagine, Inc. (the "Registrant" or "Omagine, Inc.") is a holding company which was incorporated in Delaware in October 2004. The Registrant conducts substantially all of its operations through its 60% owned subsidiary Omagine LLC and its wholly-owned subsidiary Journey of Light, Inc. (“JOL”). Omagine, Inc., JOL and Omagine LLC are sometimes referred to herein collectively as the "Company".

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

Neither H.E. Abdulmalik Al-Khalili (the former Chairman of Bank Muscat and now the Minister of Justice) nor anyone from the Oman Government disputed this fact or objected to the fact that such an agreement and meeting of the minds regarding the Final DA had occurred. As of the date hereof (5 months after our attorney’s January letter and 11 months after the Final DA was agreed), other than with respect to the MOLA Comments mentioned below, the complete agreement to all the terms and conditions of the Final DA by all parties remains uncontested by the Government.

From January through March 2012, our employees and attorneys made numerous attempts to schedule a meeting between H.E. Abdulmalik Al-Khalili and Mr. Drohan – again, to no avail.

In early March 2012 H.E. Abdulmalik was appointed Minister of Justice and he was replaced at MOT by the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi.

During March 2012 and continuing through to the date of this report, we, our lawyers, and now a representative of Royal Court Affairs (“RCA”) have been in touch with the Under-Secretary of Tourism, Her Excellency Maitha Al Mahrouqi in order to arrange a meeting with Her Excellency, the Under-Secretary and the Omagine LLC shareholders. The purpose of the meeting is to determine the status of the Omagine DA, to update the Under-Secretary and to arrange a follow-on meeting with the new Minister, H.E. Ahmad bin Nasser Al Mehrzi with a view to determining a signing date for the DA. Management has also been actively engaged with high level persons in both the Oman Government and the U.S. Government over the past many months in an effort to break the communications logjam with the MOT.

On April 11, 2012, a representative of Royal Court Affairs informed us that he had a telephone conversation that day with Her Excellency Maitha wherein Her Excellency informed the Royal Court Affairs’ representative: (i) that she has reviewed the Omagine DA and the Omagine Project; (ii) that MOT very much likes the project and believes it will be a good project for the Sultanate; and (iii) that there is no material problem and the only issue outstanding is that MOT wants to amend certain DA clauses in order to make the DA conform with new Government regulations including the new regulations regarding investor and consumer protection for home buyers. Her Excellency Maitha informed the RCA representative that MOT had drafted the changes to the affected DA clauses and sent them to the Ministry of Legal Affairs (“MOLA”) for a legal opinion and that MOT was awaiting a response from MOLA (the “MOLA Response”). When asked by the RCA representative when such MOLA Response was expected, Her Excellency informed the RCA representative that she would continue to follow up with MOLA and that she was instructed by the new Minister of Tourism, His Excellency Ahmed Al Mahrizi, to prioritize and finalize the Omagine Project and DA. On April 29, 2012 we were informed by the RCA representative that he had spoken to Her Excellency and she stated that she had received the MOLA Response and had written a report to His Excellency Ahmed Al Mahrizi seeking his approval and that as soon as she received that approval she would contact the RCA representative to arrange a meeting with him and the Omagine staff to discuss the MOLA Response, finalize the DA, and arrange for a DA signing date. Once again the RCA representative again asked Her Excellency if there were any other issues outstanding other than the modification of the DA clauses pursuant to the MOLA Response to which she had referred. Her Excellency responded that no, there were no other issues outstanding; that Omagine is a good project for the country; that the new minister is urging her to finalize the Omagine DA; and that now that she had the MOLA Response about the modified DA clauses, she only had to get His Excellency Ahmed Al Mahrizi’s approval before meeting with us to finalize the DA. As of the date of this report we are waiting to hear from Her Excellency Maitha Al Mahrouqi.

On May 18, 2012, we, RCA and CCC received an email communication from Her Excellency Maitha Al Mahrouqi, the Under-Secretary of Tourism, wherein Her Excellency Maitha informed us that she was traveling outside of Oman and that she looked forward to meeting with us shortly after her return to Oman on May 29, 2012.

We have also received a copy of a letter to Omagine LLC from the Minister of Tourism, His Excellency Ahmed Al Mahrizi (the “Minister’s Letter”). The Minister’s Letter requested Omagine LLC to provide certain information which in management’s opinion has either already (i) been previously provided by us to MOT, or (ii) covered by the agreed terms of the Final DA. In view of our many similar prior experiences with MOT, we do not find this to be unusual. As has frequently been the case in the past, full clarity is only expected to emerge after detailed in person discussions with MOT. At the present time however, it is unclear to us if the Minister’s Letter represents the MOLA Response or if it represents requests by MOT in addition to the MOLA Response, or both. The Minister’s Letter, which requested documentation on 4 items, is attached hereto as Exhibit 10.11. As of the date hereof management does not anticipate any difficulty in providing (a) the documentation required by items (ii) and (iii) of the Minister’s Letter, or (b) the explanatory documentation indicating the parties prior written agreement with respect to items (i) and (iv) of the Minister’s letter. Management presently expects that all 4 matters raised by the Minister’s Letter will be resolved and agreed by MOT and Omagine LLC.

The Minister’s Letter seems to indicate MOT’s anticipated “approval of the Omagine project” and its willingness to “enter into a development agreement for the project”. Notwithstanding the foregoing however, it will be necessary for management and the New Shareholders to meet with Her Excellency Maitha and possibly other MOT staff in person in order to attain absolute clarity in written form before we are able to state with certainity that this process is completed and agreed by all parties. Subsequent to such meeting with Her Excellency Maitha, management will respond in writing to the Minister’s Letter and to the matters, if any, that may be raised by Her Excellency Maitha.

Management views the upcoming meeting with Her Excellency Maitha and the Minister’s Letter as positive indicators of MOT’s desire to conclude the DA process but nevertheless we caution investors that we are unable at this time to give any assurances whatsoever that the DA will actually be concluded or signed by the parties.

The Company's prior quarterly, annual and current reports filed with the SEC have exhaustively detailed the many delays experienced to date in our efforts to get the DA signed with the Government of Oman. The narrative of those delays is available in such reports and need not be repeated here. Although there have been extraordinary delays to date by the Government, now that the Final DA has been agreed and MOT has informed RCA that it has received the MOLA Response regarding the changes to certain clauses in the Final DA, management continues to be cautiously optimistic that the Government will soon memorialize its agreement to the DA in a signed written document so that progress in the development of the Omagine Project may be facilitated.

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

(iii)
RCA’s initial cash investment of 37,500 Omani Rials in cash (equivalent to approximately $97,500) has been received by Omagine LLC as of the date hereof and payment of the RCA cash investment balance of approximately $19,865,625 is contingent upon the occurrence of the Financing Agreement Date.

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

Omagine LLC’s financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $900 million dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $450 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast, and it is as of approximately nine months prior to the date of this report. Omagine LLC will update this model at regular intervals as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change from time to time in line with market fluctuations and as the project unfolds.

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

Rights Offering and Warrant Distribution

In January 2012, the Board of Directors authorized the Company to conduct a “Rights Offering and Warrant Distribution”. Between February 24, 2012 and March 30, 2012 the Company conducted a Rights Offering exclusively for the benefit of its stockholders. Pursuant to the Rights Offering the Company distributed at no charge to all holders of its Common Stock on February 24, 2012 (the “Record Date”), 3,202,200 non-transferable subscription Rights. Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) received one Right for each four Common Shares held by them on the Record Date. Fractional Rights attributable to any Record Shareholder were eliminated by rounding up to the nearest whole number of Rights.

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

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the Common Stock underlying the Rights and Warrants and the SEC declared such registration statement effective as of February 13, 2012.

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

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “One Year Options”) to 13 individuals. Such grants of One Year Options were all for services rendered and included the grant of: (i) an aggregate of 1,049,000 One Year Options to the Company’s three Officers; (ii) an aggregate of 150,000 One Year Options to the Company’s then three independent Directors; (iii) a grant of 750,000 One Year Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 One Year Options to a consultant to whom the Company paid $2,000 per month consulting fees totaling $24,000 and $20,000 during the years ended December 31, 2011 and 2010 respectively; and (v) a grant of 5,000 One Year Options to the son of the Company’s President for website design services rendered. All One Year Options vest 50% on the date of issuance, 50% on July 1, 2012, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2012. On January 31, 2012, 50,000 One Year Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2012 vs.
THREE MONTHS ENDEDMARCH 31, 2011

The Company did not generate any revenue or incur any cost of sales in the first quarter of 2012 or 2011.

Selling, general and administrative (“SG&A”) expenses were $717,122 in the first quarter of 2012, compared to $332,315 in the first quarter of 2011. This increase of $384,807 (116%) was primarily attributable to increased non-cash charges of $437,922 for stock option expense associated with the One Year Options awarded in January 2012 as well as an overall net decrease in SG&A expenses of $53,115. Absent the non-cash increase in stock option expense during the first quarter of 2012, the SG&A expenses for the first quarter of 2012 would have been $29,990 less than the SG&A expenses during the comparable first quarter period in 2011.

The Company experienced an operating loss of $718,417 during the first quarter of 2012 as compared to an operating loss of $345,642 during the same period in the previous fiscal year. This $372,775 (108%) increase in the Company’s operating loss is primarily attributable to the increased non-cash charges of $437,922 for stock option expense associated with the One Year Options and to the other net decreases in SG&A costs discussed in the preceding paragraph.

Total proceeds to the Company from the Rights Offering was $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. At March 31, 2012 the Company had recorded $731,639 as a subscriptions receivable representing the aforementioned cash subscriptions from the Rights Offering. Such $731,639 was paid to the Company by the Subscription Agent in April 2012. (See: “Rights Offering and Warrant Distribution”).

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

The Company incurred $3,434 of capital expenditures during the quarterly period ended March 31, 2012. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman as expected, the Company expects to incur significant expenses related to capital expenditures during fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s net loss for the three months ended March 31, 2012 was $718,417. During the three months ended March 31, 2012, the Company experienced a decrease in cash of $121,268. At March 31, 2012, the Company had a working capital deficit of $332,165, compared to working capital deficit of $1,412,311 at December 31, 2011. The $1,080,146 decreased deficit in working capital is attributable primarily to the $731,639 of cash proceeds from the Rights Offering. Of the $1,197,743 of current liabilities at March 31, 2011, $593,927 (50%) represent amounts due to officers and directors.

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

Item 4 - Controls and Procedures

As indicated in the certifications in Exhibit 31 and Exhibit 32 of this report, the Company’s chief executive and financial officer has evaluated the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, this officer has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to him in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the Second SEDA with YA Master.

In January 2012, the Company issued 1,994 shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February 2012, the Company issued and sold a total of 17,705 shares of Common Stock for proceeds of $25,000 under the Second SEDA with YA Master.

In March 2012, the Company issued and sold a total of 25,712 shares of Common Stock for proceeds of $25,000 under the Second SEDA with YA Master.

The above sales of shares of our restricted Common Stock were made in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933 as amended (the "Act"), and under similar exemptions afforded under the laws of various states only to "accredited investors" as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. The Company obtained representations and warranties from each purchaser to support the Company's reliance on this exemption. The Company intends to use the proceeds from the abovementioned sales of restricted stock for working capital, operating expenses and general corporate purposes.

ITEM 6.                      Exhibits

Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The amended Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement expiring February 28, 2013 between Omagine, Inc. and the Empire State Building (14)
10.11	Letter dated May 9, 2012 from the Minister of Tourism to Omagine LLC *
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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

(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s registration statement on Form S-1 (Registration No. 333-179040)and incorporated herein by reference thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: May 21, 2012	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer