Form 10-Q
period 2012-06-30
Omagine, Inc.
filed 2012-08-06
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

Commission File Number: 0-17264

Omagine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2876380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
[X] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[]	Accelerated filer	[]
Non accelerated filer	[]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[] Yes[X] No

As of July 25, 2012, the registrant had outstanding 14,369,041 shares of common stock, par value $.001 per share.

OMAGINE, INC.

INDEX
Forward-Looking Statements

Forward-Looking Statements

Some of the statements contained in this Prospectus that are not statements of historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. Examples of forward-looking statements include but are not limited to: (i)projections of revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii)statements of plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, including those relating to business plans, products, services or to Omagine LLC and the probability of Omagine LLC signing the DA with the Government; (iii)statements of future economic or financial performance; and (iv)statements of assumptions underlying such statements. Words such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations and growth strategy. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●
the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to the agreed Final DA and its intention to sign the Development Agreement with Omagine LLC;

●	the uncertainty associated with political events in the MENA Region in general;
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and commercial property inventory and adverse conditions in the Oman real estate markets;
●
the impact of local, national, and international economies and future events (including natural disasters) on the local Oman and international economies, on the Company’s business and operations, on tourism, on the oil and natural gas businesses, and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continued destabilizing factors in, and continued slow recovery of, the local, regional and international real estate markets, as well as the impact of continued stagnant levels of consumer and business confidence in the state of the Oman and international economy;

●	inflation, interest rates and movements in interest rates and securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability; or
●	the ability to attract and retain skilled employees.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made, or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM  1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$401,467	$235,381
Prepaid expenses and other current assets	3,000	19,826
Total Current Assets	404,467	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	138,108	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	138,108	167,187
Less accumulated depreciation and amortization	(132,275)	(164,730)
	5,833	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$422,461	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$358,874	$647,949
Accounts payable	117,826	386,294
Accrued officers' payroll	367,366	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	88,007	87,111
Total Liabilities, All Current	932,073	1,667,518

STOCKHOLDERS' DEFICIT:

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: - none	-	-

Common Stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
14,369,041 shares in 2012 and 12,853,701 shares in 2011	14,369	12,854
Committed to be issued:
Zero shares in 2012 and 365,000 shares in 2011	-	365
Capital in excess of par value	22,952,973	20,621,545
Deficit	(23,501,731)	(22,077,873)
Total Omagine, Inc. stockholders' deficit	(534,389)	(1,443,109)
Noncontrolling interests in Omagine LLC	24,777	45,416

Total Stockholders' Deficit	(509,612)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$422,461	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Net Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-

Officers and directors compensation (including stock-based
compensation of $343,781, $18,433, $608,854 and $109,366, respectively)	420,031	104,433	762,854	267,866
Professional fees	3,335	12,765	14,362	55,155
Consulting fees (including stock-based compensation
of $178,335, $11,442 and $351,184, $16,133, respectively)	163,350	13,458	360,904	49,400
Commitment fees	-	300,000	-	300,000
Travel	53,156	38,504	71,475	53,990
Occupancy	13,269	50,791	58,675	83,208
Other general and administrative	51,423	73,198	153,416	115,845
Total Costs and Expenses	704,564	593,149	1,421,686	925,464

OPERATING LOSS	(704,564)	(593,149)	(1,421,686)	(925,464)

Interest expense	(8,757)	(14,060)	(22,811)	(27,387)

NET LOSS	(713,321)	(607,209)	(1,444,497)	(952,851)

Add net loss attributable to noncontrolling interests in Omagine LLC	7,880	-	20,639	-

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(705,441)	$(607,209)	$(1,423,858)	$(952,851)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,347,255	12,571,175	13,820,312	12,407,690

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Common Stock
	Issued and Outstanding .		Committed to be issued .		Capital in		Noncontrolling
		Par		Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2011	12,853,701	$12,854	365,000	$365	$20,621,545	$(22,077,873)	$45,416	$(1,397,693)

Issuance of Common Stock committed for stock options exercised by officers	150,000	150	(150,000)	(150)	-	-	-	-

Issuance of Restricted Common Stock committed for stock grants to foreign consultants	215,000	215	(215,000)	(215)	-	-	-	-

Stock Grant to Consultant for services rendered	1,994	2	-	-	3,248	-	-	3,250

Stock Option Expense	-	-	-	-	880,538	-	-	880,538

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	68,480	68	-	-	89,932	-	-	90,000

Stock Grant to a stockholder relations agent for fees	15,000	15	-	-	14,985	-	-	15,000

Issuance of Common Stock for Rights Offering			1,014,032	1,014	1,266,526	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-

Contribution of Common Stock to 401K Plan	50,834	51	-	-	76,199	-	-	76,250

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(20,639)	(20,639)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	(1,423,858)	-	(1,423,858)

Balances at June 30, 2012	14,369,041	$14,369	-	$-	$22,952,973	$(23,501,731)	$24,777	$(509,612)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,423,858)	$(952,851)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,639)	-
Depreciation and amortization	2,162	1,870
Stock based compensation related to stock options	880,538	46,249
Issuance of Common Stock for 401K Plan contributions	76,250	72,500
Issuance of stock grant to consultant	3,250	6,750
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	-	300,000
Issuance of Stock Grants to Stockholder Relations Agent for fees	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	16,826	(300)
Accounts payable	(259,468)	19,389
Accrued expenses and other current liabilities	896	10,527
Accrued officers' payroll	65,500	115,001
Convertible Notes Payable and accrued interest	(12,432)	25,321
Net cash flows used by operating activities	(655,975)	(355,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,538)	-
Net cash flows used by investing activities	(5,538)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	(475)
Proceeds from sale of Common Stock	90,000	270,000
Proceeds from Omagine LLC noncontrolling parties to be
satisfied through future issuance of Omagine LLC
noncontrolling common stock	-	58,500
Proceeds from the Rights Offering concluded March 30,2012	731,639	-
Net cash flows provided by financing activities	827,599	328,025

NET INCREASE IN CASH	166,086	(27,519)

CASH BEGINNING OF PERIOD	235,381	148,217

CASH END OF PERIOD	$401,467	$120,698

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,000	$1,289

Interest paid	$8,247	$-

NON - CASH FINANCING ACTIVITIES:

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	(276,643)	-
Accounts payable	(9,000)	-
Accrued officers' payroll	(227,434)	-
Due officers and directors	(22,824)	-
Total	$(535,901)	-
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-

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

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s amended annual report on Form 10-K/A for the Company’s fiscal year ended December 31, 2011 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's amended annual report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 17, 2012.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the six months ended June 30, 2012 and 2011 was $880,538 and $46,249, respectively. See Note 5.

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

For the six months ended June 30, 2012 and 2011, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive.

	Shares Issuable
	Six Months Ended June 30,
	2012	2011
Convertible Notes	148,780	277,389
Stock Options	1,293,500	442,000
Warrants	6,363,674	0
Total Shares of Common Stock Issuable	7,805,954	719,389

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. The following persons and ownership percentages are registered as Omagine LLC’s shareholders with the Government of Oman:

Omagine, Inc.	60%
Office of Royal Court Affairs	25%
Consolidated Contracting Company S.A.	10%
Consolidated Contractors (Oman) Company LLC	5%

The Office of Royal Court Affairs (“RCA”) is an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman.

Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. CCIC has approximately five and one-half (5.5)billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the Middle East.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,”(“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08,“Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this ASU will have an impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities”(“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2011, FASB issued ASU No. 2011−12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”(“ASU 2011−12”).Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At June 30, 2012, the Company had negative working capital of $527,606. The Company incurred net losses of $1,423,858 and $1,804,451 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	Dec. 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	39,961	39,961
Accrued Interest	12,341	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	26,164	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	24,915	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	100,000
Accrued Interest	5,493	13,678
	$358,874	$647,949

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

From January to September of2011, the Company issued and sold to accredited investors a total of 130,438 shares of Common Stock for proceeds of $265,000.

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

On August 29, 2011, as discussed in Note 7 under “Employment Agreements”, the Company issued an aggregate of 150,000 shares of Common Stock to its president and to its secretary pursuant to the exercise by them at $1.25 per share of an aggregate of 150,000 stock options granted to them in 2001. The $187,500 aggregate exercise amount was satisfied by a $187,500 reduction in accrued payroll due to these two officers.

On December 8, 2011, the Company issued a total of 215,000 restricted shares of Common Stock to six consultants for services rendered valued at a total of $299,710. The $299,710 valuation is based on the $1.70 closing trading price of the free trading Common Stock on the December 8, 2011 date of grant less an 18% restricted stock discount (which was calculated using the Finnerty Method).

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

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

On December 30, 2009, shareholders authorized the Board of Directors to reserve 2,500,000 shares of its authorized but unissued Common Stock (the “Reserved Shares”) for issuance under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”). On October 14, 2011, the Company registered the Reserved Shares for resale by filing a registration statement with the SEC on Form S-8. The Plan expires August 31, 2013.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	528,000	$1.96	4.58	$207,060
Granted in Q1 2011	-	-	-	-
Exercised in Q1 2011	-	-	-	-
Forfeited / Expired in Q1 2011	-	-	-	-
Outstanding at March 31, 2011	528,000	$1.96	4.33	$1,360
Exercisable at March 31, 2011	404,000	$1.88	3.42	$1,360
Granted in Q2 2011	6,000	$0.85	4.92	-
Exercised in Q2 2011	-	-	-	-
Forfeited / Expired in Q2 2011	-	-	-	-
Outstanding June 30, 2011	534,000	$1.95	4.08	$277,360
Exercisable June 30, 2011	442,000	$1.82	3.67	$277,360

Outstanding at January 1, 2012	344,000	$2.01	5.67	$90,360
Granted in Q1 2012	1,994,000	$1.70	0.75	-
Exercised in Q1 2012	-	-	-	-
Forfeited / Expired in Q1 2012	(50,000)	$1.70	-	-
Outstanding at March 31, 2012	2,288,000	$1.75	1.50	$85,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$85,860
Granted in Q2 2012	23,000	$1.70	0.92	-
Exercised in Q2 2012	-	-	-	-
Forfeited / Expired in Q2 2012	-	-	-	-
Outstanding at June 30, 2012	2,311,000	$1.75	1.25	$63,160
Exercisable at June 30, 2012	1,293,500	$1.74	1.50	$63,160

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “One Year Options”) to 13 individuals. Such grants of One Year Options included the grant of: (i) an aggregate of 1,049,000 One Year Options to the Company’s three Officers; (ii) an aggregate of 150,000 One Year Options to the Company’s then three independent Directors; (iii) a grant of 750,000 One Year Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 One Year Options to a consultant to whom the Company pays $2,000 per month in consulting fees totaling $24,000 and $20,000 during the years ended December 31,2011 and 2010, respectively (and $12,000 for the six months ended June 30,2012) ; and (v) a grant of 5,000 One Year Options to the son of the Company’s President for website design services rendered (who was also paid $1,000 for the six months ended June 30, 2012).

On January 31, 2012, 50,000 One Year Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 One Year Options previously granted to him immediately vested and the expiration date of his One Year Options and all other options then held by him was fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional One Year Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the One Year Options of the former independent director that died in April 2012, all other One Year Options vest 50% on the date of issuance, 50% on July 1, 2012 and expire on December 31, 2012. All One Year Options provide for a cashless exercise feature and are exercisable at an exercise price of $1.70 per share.

The approximately $1,701,000 estimated fair value of the 1,994,000 One Year Options granted in January 2012 (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms [365 days and 184 days], (iii) 161% expected volatility, (iv) 0.10% [1 year term] and 0.04% [6 month term] risk free interest rates) is being expensed evenly over the one year 2012 requisite service period of the One Year Options. The approximately $27,302 estimated fair value of the 21,000 One Year Options granted in April 2012 (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month terms, (iii) 161% expected volatility, (iv) 0.10% [ 9 month term] and 0.04% [6 month term] risk free interest rates) is being expensed evenly over the requisite 2012 service period of the One Year Options.

A summary of the status of the Company’s nonvested shares as of June 30, 2011 and 2012, and changes during the periods then ended is as presented below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at January 1, 2011	124,000	$2.25	7.33
Granted in Q1 2011	-	-	-
Vested in Q1 2011	-	-	-
Nonvested shares at March 31, 2011	124,000	$2.25	7.08
Granted in Q2 2011	6,000	$0.85	4.92
Vested in Q2 2011	(38,000)	$1.19	5.67
Nonvested shares at June 30, 2011	92,000	$2.60	7.25

Nonvested shares at January 1, 2012	60,000	$2.60	6.75
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited / Expired in Q1 in 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Nonvested shares at March 31, 2012	1,032,000	$1.75	1.08
Granted in Q2 2012	23,000	$1.70	0.92
Vested in Q2 2012	(37,500)	$1.70	0.75
Nonvested shares at June 30, 2012	1,017,500	$1.75	0.83

Stock options outstanding at June 30, 2012 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	90,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$0.85	May 16, 2016
2012	(B)	1,965,000	1,007,500	$1.70	December 31, 2012
2012		2,000	2,000	$1.70	April 12, 2017

Totals		2,311,000	1,293,500

(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 each on September 24, 2012 and 2013.
(B)	The 957,500 unvested One Year Options at June 30, 2012 granted in 2012vested on July 1, 2012.

The following table summarizes information about stock options outstanding at June 30, 2012:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	10,000	$0.71	3.58	10,000	$0.71
$1.01 - $2.00	2,127,000	1.67	0.83	1,169,500	1.64
$2.00 - $3.00	156,000	2.60	6.17	96,000	2.60
$4.00 - $5.00	18,000	4.33	0.42	18,000	4.33
Totals	2,311,000	$1.75	1.25	1,293,500	$1.74

As of June 30, 2012, there was $933,604 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $880,538 in 2012and $53,066 in 2013.

Warrants

The Company conducted a rights offering between February 24, 2012 and March 30, 2012 for the sole benefit of its shareholders. The rights offering entitled shareholders to subscribe for up to 3,181,837 shares of the Company’s common stock at a subscription price of $1.25 per share. A total of 1,014,032 shares were subscribed for in the rights offering. Of the $1,267,540 total proceeds from the rights offering, $731,639 of such proceeds (representing 585,311 shares) was collected in cash and $535,901 of such proceeds (representing 428,721 shares) was satisfied through the reduction of debt (including $506,750 of such debt due to Company officers and directors).

Simultaneously with the rights offering the Company also distributed a total of 6,363,674 common stock purchase warrants (“Warrants “) to common stockholders of record on February 24, 2012. 3,181,837 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,181,837 Warrants are exercisable into common stock at an exercise price of $10.00 per share. The Company did not distribute Warrants to certain of its shareholders who were residents of California (the “California Shareholders”)because the registration and/or qualification in California of the Warrants and the common stock underlying the Warrants has not yet been approved by the California Department of Corporations (the “California Approval”). Subject to the receipt of the California Approval, the Company intends to distribute an additional 58,450 Warrants (29,225 $5 Warrants and 29,225 $10 Warrants) to the California Shareholders. The Warrants expire on December 31, 2013 unless, upon a 30 day prior notice to the Warrant holders, they are redeemed earlier by the Company. The Warrants do not contain any anti-dilution provisions and may be exercised only for whole shares of Common Stock. The Warrant Exercise Prices and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 6 - INCOME TAXES

Deferred tax assets are comprised of the following:

	June 30,	December 31,
	2012	2011

Federal net operating loss carry forwards	$4,601,000	$4,455,000
State and city net operating loss carry forwards net of federal tax benefit	1,315,000	1,272,000
	5,916,000	5,727,000
Less: Valuation allowance	5,916,000	5,727,000
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company had federal net operating loss carry forwards of approximately $13,146,000, expiring in various amounts from fiscal year 2012 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 7 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring December 31, 2012. Rent expense for the six months ended June 30, 2012 and 2011 was $58,675 and $83,208 respectively.

At June 30, 2012, the future minimum lease payments under non-cancelable operating leases are as follows:

2012	$46,340
2013	9,466
Total	$55,806

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and, provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At June 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $210,654.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2012, the Company accrued officer’s compensation due to its Vice President and Secretary on the basis of an annual salary of $100,000. At June 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $74,162.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the six months ended June 30, 2012, the Company accrued officer’s compensation due to its Controller on the basis of an annual salary of $80,000. At June 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $82,550.

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

Omagine LLC Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an Omani Rial (“OMR”) 7,500 (approximately $19,500) capital contribution to Omagine LLC on June 9, 2011 and agreed to make an additional capital contribution to Omagine LLC of OMR 210,000 (approximately $546,000) after the execution of the Development Agreement between the Government of Oman and Omagine LLC and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement).In exchange for a 40% share ownership of Omagine LLC, the New Investors made cash capital contributions to Omagine LLC totaling OMR 60,000 (approximately $156,000) and agreed to make additional cash capital contributions to Omagine LLC totaling OMR 26,628,125 (approximately $69,233,125) at the Financing Agreement Date. In addition one of the New Investors agreed to make a non-cash capital contribution to Omagine LLC. The amount of such “payment-in-kind” non-cash capital contribution is yet to be determined and will represent the value of the land constituting the Omagine Site which such investor previously owned and has made available to Omagine LLC for development of the Omagine Project.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2012 and 2011, accounts payable includes $0 and $15,700, respectively, due to various officers and directors of the Company.

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

The Omagine Project

The Company has proposed to the Government of Oman (the “Government”) the development of a tourism and real estate project (the “Omagine Project”) to be developed by Omagine LLC in Oman. Omagine LLC was formed in Oman for the purpose of designing, developing, owning and operating the Omagine Project.

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately six miles from Muscat International Airport (the “Omagine Site”). It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a “high culture” theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter; associated exhibition buildings; a boardwalk; an open air amphitheater and stage; open space green areas; a canal and enclosed harbor and marina area; retail shops and restaurants; entertainment venues; boat slips and docking facilities; a five-star resort hotel; a four-star resort hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale.

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

The Omagine Project and the Omagine DA have received multiple Government approvals over the past several years including at least three (3) written approvals of the project from the Government. In July 2011, after many drafts and several years of negotiations, the Omagine Development Agreement was agreed by Omagine LLC and all required ministries of the Government (the “Final DA”). In September 2011, as requested by the Ministry of Tourism (“MOT”), Omagine LLC registered its new shareholders (see “Shareholder Agreement” below) with the Ministry of Commerce & Industry and, to the best knowledge and belief of the Company and its attorneys, no further barrier to signing the Final DA now exists.

A new Minister of Tourism, His Excellency Ahmed Al-Mahrizi, was appointed on March 1, 2012.

In mid-May Omagine LLC received a letter from His Excellency Ahmed Al-Mahrizi (the “Minister’s Letter”) requesting Omagine LLC to provide certain information to MOT. The Minister’s Letter, which requested documentation on four items, is attached hereto as Exhibit 99.5.

Representatives of the shareholders of Omagine LLC (the Company, Royal Court Affairs, and Consolidated Contractors) met on July 1, 2012 for several hours with His Excellency Ahmed Al-Mahrizi and a lawyer for MOT.

Having been recently appointed in March 2012, the Minister, reasonably enough, was not completely familiar with the concept and scope of the Omagine Project and requested that we update him on the project. The Omagine LLC shareholders described the project in detail and showed His Excellency a video presentation of the project, several drawings, sketches, architectural renderings, site plans and the overall conceptual master plan. A detailed discussion of the genesis and background of the project including the history of our prior negotiations with the MOT then ensued. The Minister was quite pleased with the description and discussion as he was unaware of many of the details until our meeting.

We then presented to His Excellency our written response to the Minister’s Letter along with attachments containing the requested information – including, among other things, six “comfort letters” in support of the Omagine Project from some of the largest banks in the Mena Region – including three banks in Oman. A detailed, open, frank and friendly discussion was then held regarding the Minister’s Letter, our response thereto and the Development Agreement. The Minister was especially pleased to learn that certain matters about which he had concerns as well as all of the matters detailed in the Minister’s Letter were already covered and agreed in the Final DA.

The MOT lawyer in attendance mentioned that we (Omagine) had not yet responded to a list of Ministry of Legal Affairs (“MOLA”) comments sent to us by MOT in early 2011. This was incorrect since, as previously disclosed, we had delivered our response to such MOLA comments by Federal Express to MOT on March 14, 2011. We explained to the Minister and the MOT lawyer that our response to such MOLA comments was indeed delivered to MOT and that such MOLA comments and our responses thereto were subsequently approved by MOT and incorporated into the agreed DA. The Minister was pleased to learn this and asked that we send a copy of our response to the MOLA comments along with a copy of the agreed DA to Her Excellency Maitha Al Mahrouqi, the Under-Secretary of Tourism, to whom he has specifically assigned responsibility for the Omagine Project.

The meeting concluded with the Minister confirming that he is in agreement with and enthusiastic about the development of the Omagine Project. He also stated that he was entirely satisfied with our project presentation, that he agreed it will be a wonderful project for Oman, that he was completely satisfied with our response to his May 9th Minister’s Letter and that he is agreeable to sign the DA as soon as possible.

His Excellency Al Mehrzi stated: "Her Excellency Maitha is on leave for the next 2 weeks but on her return, please get the paperwork organized with her and I am ready to sign the DA during Ramadan".

All of the Omagine attendees at the meeting unanimously agreed that the meeting results were excellent and all agreed that His Excellency Ahmad Al Mehrzi is very clearly a talented, intelligent, direct, and very personable man who wants to get things done.

In a prior communication during June, Her Excellency Maitha Al Mahrouqi indicated to us that she would return to work on July 26, 2012. A copy of our March 14, 2011 response to the MOLA comments was sent to Her Excellency Maitha’s office on July 7, 2012 along with a request for a meeting to discuss the Final DA. We expect to hear from Her Excellency toward the end of July regarding the date for such meeting.

The Holy Month of Ramadan extends from approximately July 20 to August 20 and is immediately followed by the EID holiday celebration (which in Oman is expected to extend through August 31). Her Excellency Maitha returns on July 26. It is management’s expectation that while we may sign the DA in August, given the occurrence of Ramadan and the EID holiday, the DA signing could be postponed into September or even October 2012. Management is optimistic that the Government will soon memorialize its agreement to the Final DA in a signed written document.

Notwithstanding the foregoing however, we nevertheless caution investors that we are unable at this time to give any assurances whatsoever that the DA will actually be concluded or signed by the parties until the parties actually sign the DA. Indeed, past experience indicates that caution should be exercised in making any such assumptions until the DA is actually signed by the parties.

The Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). The Shareholder Agreement is Exhibit 10.4 hereto.

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

1.	As of the date hereof the initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC from the New Shareholders and Omagine, Inc.

2.
Subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the Cash Investment equal to approximately $546,000 (the “OMAG Final Equity Investment”) will be received by Omagine LLC from Omagine, Inc.

3.	On or immediately subsequent to the Financing Agreement Date, the final portion of the Cash Investment equal to approximately $69,233,125 will be received by Omagine LLC from the New Shareholders.

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

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement, the Pre-Development Expense Amount was approximately nine (9) million U.S. dollars, and (ii) defines the Success Fee as being equal to ten (10) million dollars.

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

(iii)
The CCC-Panama and CCC-Oman initial combined cash investments of 22,500 Omani Rials (equivalent to approximately $58,500) have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined cash investment balance of approximately $49,367,500 is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

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

(iii)
RCA’s initial cash investment of 37,500 Omani Rials (equivalent to approximately $97,500) has been received by Omagine LLC as of the date hereof and payment of the RCA cash investment balance of 7,640,625 Omani Rials (equivalent to approximately $19,865,625) is contingent only upon the occurrence of the Financing Agreement Date.

	(iv)	The result of the foregoing is that RCA presently owns twenty-five percent (25%) of Omagine LLC.

3.	Omagine, Inc. will invest an aggregate of 300,000 Omani Rials in cash (equivalent to approximately $780,000) into Omagine LLC as follows:
	(i)	As of the date hereof Omagine, Inc. has invested 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC.
(ii)
Omagine Inc. will invest the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC after the DA is signed but before the Financing Agreement Date. Investment of the OMAG Final Equity Investment by Omagine, Inc. is not contingent upon the occurrence of the Financing Agreement Date.

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

The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA. If however the financial resources are available to Omagine, Inc., then Omagine, Inc. and Omagine LLC may at their option, choose to trigger the Financing Agreement Date earlier (and thereby trigger the $69,233,125 Deferred Cash Investment into Omagine LLC) by having Omagine, Inc. make a secured loan to Omagine LLC to finance the first phase of the development of the Omagine Project. The first phase of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by Omagine LLC shortly after the DA is signed. Pursuant to the provisions of the Shareholder Agreement, the date on which such a loan from Omagine, Inc. to Omagine LLC is made, if it is made, would constitute a Financing Agreement Date and would therefore trigger the injection into Omagine LLC of the $69,233,125 Deferred Cash Investment.

While it will have the financial capacity to undertake certain limited initial planning and design activities immediately after the DA is signed, if Omagine LLC wishes to immediately begin more extensive design and development activities it will have to accelerate the timing of the first Financing Agreement Date or sell additional equity or raise additional alternative financing (or a combination of some or all of the foregoing). Otherwise, Omagine LLC will have to wait until the first Financing Agreement Date occurs and the debt financing and Deferred Cash Investment are received in order to perform such extensive design and development activities.

The Shareholder Agreement also memorializes the PIK capital contribution being made into Omagine LLC by RCA. The PIK represents a portion of RCA’s payment to Omagine LLC for its 25% ownership of Omagine LLC. The value of the PIK will equal the value to Omagine LLC that is ultimately assigned to the provision to Omagine LLC of the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the MOT for the specific purpose of having Omagine LLC develop it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor, Deloitte & Touche, (M.E.) & Co. LLC.

Subsequent to the above Cash Investment into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC after the Financing Agreement Date will be 26,988,125 Omani Rials (equivalent to approximately$70,169,125). The capital of Omagine LLC will likely be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into Omagine LLC.

The excellent location of the Omagine Site is universally recognized by local market participants and the significance to the Company of the provision of the Omagine Site to Omagine LLC is enormous. Irrespective of its future PIK valuation as an Omagine LLC capital investment (which valuation management expects to be substantial), the provision of the Omagine Site to Omagine LLC via the DA will be a primary driver of future Company revenue. The benefits accruing to the Company from the Omagine Site will be significant.

Management believes that the PIK and the $70 million Cash Investment are the most important parts of Omagine LLC’s capital structure and that they were the most difficult to arrange since they are the highest risk portion of such equity capital structure. As of the date hereof, both the PIK and the Cash Investment are memorialized in the legally binding Shareholder Agreement.

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

In December 2007 the Company signed a one year agreement (the "Bank Muscat MOU") with Bank Muscat SAOG ("BankMuscat" or the "Bank"). BankMuscat is the largest financial institution in Oman and is 30% owned by RCA. The Bank Muscat MOU memorialized the agreement between the Company and the Bank regarding, among other things, the Company appointing the Bank as its financial advisor immediately subsequent to the signing of the Development Agreement. The Bank Muscat MOU also contemplated that the Bank would negotiate with financial institutions and potential investors on behalf of Omagine LLC and act as placement agent for Omagine LLC’s future debt and capital requirements. The Oman Integrated Tourism Projects Fund (the “Fund”) is an investment fund managed by BankMuscat. The Bank Muscat MOU also memorialized the Fund’s proposed investment of up to twenty-five percent of the capital of Omagine LLC after the DA was signed. As of the date hereof the DA has not yet been signed and the Bank Muscat MOU has expired.

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

It is management’s understanding that the Fund’s authority to make investments was extended in November 2010 for an additional year until November 2011. As of November 2011 the DA had still not been signed and management is of the belief that, in view of the inordinate delays encountered in getting the DA signed, it is now unlikely that the Fund will be either an investor or a source of such Mezzanine Financing. Subsequent to the signing of the DA, it is our present intention to have Omagine LLC hire Bank Muscat as a non-exclusive financial advisor to provide Omagine LLC with financial advisory services with respect to its project financing requirements, including any requirements Omagine LLC may have for further equity investments and/or Mezzanine Financing.

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

The interpretive design, entertainment content, and visitor experience design candidates to be hired by Omagine LLC have been narrowed to a short list of professional companies. It is presently anticipated that subsequent to the signing of the DA, one or more of such companies ("Content Developers") will be engaged by Omagine LLC to transform the Company’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the Final DA in a signed written document. Based on our past experience, it is not possible at this time to predict a precise DA signing date. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect but management’s recent meeting on July 1, 2012 with the Minister of Tourism, His Excellency Al-Mahrizi, gives us a sense of confidence that the DA will be signed sometime between August and October of 2012. Notwithstanding the foregoing, and in view of the long and continuing history of delays by the Government, no assurance can be given at this time that the long since agreed to Final DA will be signed soon, or at all.

The financial results of Omagine LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a moderate increase in capital in the third quarter of 2011 as a result of the initial cash capital contributions of the New Shareholders to Omagine LLC. If and when the Financing Agreement Date occurs, the Company will experience another more substantial increase in capital of approximately $42 million which is 60% of the approximately $70 million of cash capital investments which will be recorded at such time as capital on Omagine LLC’s financial statements and reflected in the Company’s consolidated financial statements. At or about that same time the Company may experience an additional substantial, but as yet undetermined, increase in its capital, which increase will be equal to 60% of the valuation of the PIK, provided that the value of the PIK is recorded as capital on Omagine LLC’s financial statements.

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

As presently contemplated, Bank Muscat (which is 30% owned by RCA and is Oman's largest financial institution) will, along with other financial institutions, be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the Mena Region – including three banks in Oman. These discussions however cannot be advanced further or concluded until the agreed DA is actually signed by the parties. Banks and financial institutions insist, reasonably enough, on having a signed contract document in place before moving further along or concluding these Construction Financing discussions. Management is cautiously optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The Final DA, which is presently agreed and approved (but not yet signed), recognizes and addresses this issue when it states, in relevant part:

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

While the worldwide bank liquidity issues resulting from the 2008-2009 financial crisis have eased, the European sovereign debt crisis has come into full view and the project financing environment in Oman and the MENA Region remains more cautious and challenging than before these crises. Management is in contact on a regular basis with MENA Region banks and international financial institutions regarding the financing of the Omagine Project and remains cautiously optimistic that it will be able to arrange the necessary project financing for the Omagine Project. Management believes that there is currently a high degree of liquidity and a strong appetite among regional banks and financial institutions in the MENA Region for lending to, and investing in, sound projects. The banks and other financial institutions with which we have discussed the Omagine Project have been uniformly impressed with the strength and high caliber of our partners in Omagine LLC. Notwithstanding the foregoing, we continue to be of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants believe that price stabilization and a recovery in both transaction volume and pricing is now occurring. Should this recovery in fact be occurring, Omagine LLC should be well positioned to benefit from such a recovery since, from a timing perspective, Omagine LLC’s plans contemplate beginning a year or more of intensive design and planning activities once the DA is signed followed by the launch of residential and commercial sales at the Omagine Project. The Company presently expects that planned launch date for residential and commercial sales to occur in late 2013 or beyond. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that, at the present moment, the continued gradual recovery of the project finance and local real estate markets are positive indicators for the Company’s future prospects.

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on the current assumptions underlying Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in 2012 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s planned multiple sales releases during 2013 and beyond will be at least equal to the prices that are presently budgeted in Omagine LLC’s financial model.

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

Omagine LLC’s financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts net positive cash flows for Omagine LLC of approximately $900 million dollars over the seven year period subsequent to the signing of the Development Agreement with a net present value of the Omagine Project of approximately $450 million dollars. Management believes this is a conservative forecast but cautions that it is an uncertain forecast that is based on 2011 data. Omagine LLC will update this model at regular intervals as material new facts and information emerge, as the development program and design process unfolds and as market conditions require. It is certain that as the project unfolds the various components of the financial model – and therefore the estimates of total cash flow and net present value – will change from time to time in line with market fluctuations.

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

The Government’s delays in signing the DA from Q1 2006 through Q2 2008 inflicted a very large opportunity cost on the Company (i.e. the value of the lost revenue combined with the time value of money). The opportunity cost during the period from Q2 2008 to Q3 2010 however was significantly less.

The opportunity cost to the Company caused by the Government’s continued delays in signing the DA from Q3 2010 to the present time is less than it was in the 2006/2008 period but it is still quite large; and it is growing.

Management is of the opinion therefore that some of the Q2 2008 to Q3 2010 delays we have experienced have in some instances worked to the benefit of the Company. Had we been successful in signing the DA during that period, it now seems in hindsight that we may have been negatively affected by the then ongoing worldwide financial crisis. The prospects for the Company and its shareholders were severely injured by the Q1 2006 through Q2 2008 delays by the Government and are continuing to be severely injured by the ongoing Government delays from Q3 2010 to the present time. It seems probable however that some of the 2008/2010 delays may have prevented the Company from having to operate in a more challenging real estate and project finance environment than would otherwise have been the case either before or after that 2008/2010 period.

In early 2011 His Majesty, the Sultan made changes in various ministries in the Government, including appointing a new Minister of Tourism to fill the vacancy caused by the passing in early 2011 after a long illness of the first Minister of Tourism. That second Minister of Tourism was replaced by a third Minister of Tourism two months later in May 2011 and that third Minister of Tourism was replaced by a fourth Minister of Tourism - the present Minister - in March 2012. Since the Final DA was approved by all parties in mid-2011, management is presently of the opinion that these multiple ministerial changes at the Ministry of Tourism undoubtedly had a delaying impact on the signing of the DA. After meeting with the new Minister of Tourism, His Excellency Al-Mahrizi on July 1, 2012, management is now hopeful that the DA will be signed in the second half of 2012.

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

Rights Offering and Warrant Distribution

The Company conducted a “Rights Offering and Warrant Distribution” between February 24, 2012 and March 30, 2012 for the sole benefit of its shareholders of record as of February 24, 2012 (the “Record Shareholders”).Record Shareholders who are residents of the State of California are the “California Record Shareholders”. Pursuant to the terms of the Rights Offering and Warrant Distribution the California Record Shareholders were not permitted to participate in the Rights Offering and Warrant Distribution until the registration and/or qualification in California of the rights, warrants and the common stock underlying the rights and warrants was approved by the California Department of Corporations (the “California Approval”).

Some California Record Shareholders (the “California Nominee Shareholders”) are nominees or brokers who hold Common Shares in electronic form for the account of California residents. Other California Record Shareholders (the “California Certificate Shareholders”) hold their Common Shares in certificate form. There are 21 California Certificate Shareholders and an indeterminate number of California Nominee Shareholders. The Company withheld the issuance of the certificates for rights and warrants (the “Certificated Warrants”) to the 21 California Certificate Shareholders. The California Nominee Shareholders received electronically through Depository Trust Company (“DTC”) an indeterminate number of rights (the “California Rights”) and an indeterminate number of warrants (the “Nominee Warrants”) attributable to California residents and such California Nominee Shareholders were contemporaneously instructed by DTC that such California Rights and Nominee Warrants were not exercisable until the California Approval was received by the Company. As of the date hereof the California Approval has not yet been received by the Company.

In the Rights Offering and Warrant Distribution, Record Shareholders other than the California Certificate Shareholders received 3,181,837rights (“Rights”) and 6,363,674 common stock purchase warrants (“Warrants”). The Rights Offering and all unexercised Rights expired on March 30, 2012. A total of 1,014,032 Common Shares were subscribed for in the Rights Offering at a subscription price of $1.25 per Common Share. Total proceeds to the Company from the Rights Offering was $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. Of the 1,014,032 new shares issued pursuant to the Rights Offering, 585,311 of such shares were issued in exchange for the aforementioned $731,639 in cash and 428,721 of such shares were issued in exchange for the aforementioned satisfaction of $535,901 of Company debt constituting promissory notes for loans to the Company and accrued but unpaid salaries and expenses. Of the $535,901 of Company debt which was satisfied in the Rights Offering, $506,750 of such debt represented unpaid salaries, expenses and loans to the Company which were due and owing by the Company to officers and directors of the Company.

Of the 6,363,674 Warrants distributed, 3,181,837 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,181,837 Warrants are exercisable into common stock at an exercise price of $10.00 per share. The Warrants expire on December 31, 2013 unless, upon a 30 day prior notice to the Warrant holders, they are redeemed earlier by the Company. The Warrants do not contain any anti-dilution provisions and may be exercised only for whole shares of Common Stock. The Warrant Exercise Prices and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

The Rights, Warrants and Common Shares underlying the Rights and Warrants were registered in a registration statement filed by the Company on Form S-1 (Commission File No. 333-179040), which was declared effective by the Securities and Exchange Commission (“SEC”) on February 13, 2012 (the “Original Registration”). Subsequently the Company filed Post-Effective Amendment No. 2 to the Original Registration (declared effective by the SEC on May 7, 2012) and Post-Effective Amendment No. 3 to the Original Registration (declared effective by the SEC on June 12, 2012) to remove from registration the securities which were registered pursuant to the Original Registration but not sold or distributed to Record Shareholders. The registration pursuant to the Original Registration of 6,363,674 Warrants and 7,377,706 Common Shares remains effective.

The Company intends to file a registration statement with the SEC to register the 58,450 Certificated Warrants (29,225 $5 Warrants and 29,225 $10 Warrants) and the 58,450 Common Shares underlying the Certificated Warrants. Subject to such registration statement being declared effective by the SEC and further subject to the receipt by the Company of the California Approval, the Company will distribute the 58,450 Certificated Warrants to the California Certificate Shareholders and notify the California Nominee Shareholders that the Nominee Warrants are exercisable.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for Omagine LLC, (iii) negotiating the outlines of initial contracts with the major vendors, contractors, consultants, employees and financial institutions proposed to be involved in the Omagine Project, (iv) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (v) examining various tax structures, (vi) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (vii) examining various other matters we believe will enhance shareholder value, and (viii) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

Several Omagine, Inc. shareholders had previously expressed their concern that the political tension and civil unrest in the MENA region in 2011 and 2012, both external and internal to Oman, had a negative effect on the Omagine Project or had caused a delay in the closing process for the Omagine DA. Management was and is of the opinion that at least up until mid to late 2011 this had not been the case. During the period of Middle East headline news about the Arab Spring and unrest in the MENA region, Omagine LLC was fully engaged in (i) revising, concluding and signing the Shareholder Agreement with the New Shareholders, and (ii) concluding the final DA and the Registration. As noted above, the several ministerial changes at MOT, as well as recent tension surrounding Syria, Iran, Israel and the U.S., have probably distracted the Government and contributed to the recent delays in the signing process for the DA.

Other Arab countries in the MENA region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations were and are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, in the first half of 2011 Oman experienced several low-key, low-turnout, low-intensity demonstrations with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term (often 1 day) work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur from time to time in Oman but these events and several newly organized and legally allowed labor unions are now regarded as a normal part of the emerging democratic fabric of the Omani society.

Notwithstanding the foregoing "forward looking statements", no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and, unless otherwise indicated to the contrary, such projections and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which unless otherwise indicated to the contrary, speak only as of the date hereof.

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “One Year Options”) to 13 individuals. Such grants of One Year Options were all for services rendered and included the grant of: (i) an aggregate of 1,049,000 One Year Options to the Company’s three Officers; (ii) an aggregate of 150,000 One Year Options to the Company’s then three independent Directors; (iii) a grant of 750,000 One Year Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 One Year Options to a consultant to whom the Company pays $2,000 per month consulting fees; and (v) a grant of 5,000 One Year Options to the son of the Company’s President for website design services rendered. On January 31, 2012, 50,000 One Year Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 One Year Options previously granted to him immediately vested and the expiration date of his One Year Options and all other options then held by him was fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional One Year Options to 2 individuals (11,000 of which were granted to the Company’s president) for services rendered. Other than the One Year Options of the former independent director that died in April 2012, all other One Year Options vest 50% on the date of issuance, 50% on July 1, 2012 and expire on December 31, 2012. All One Year Options provide for a cashless exercise feature and are exercisable at an exercise price of $1.70 per share.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2012 vs.
THREE MONTHS ENDED JUNE 30, 2011

The Company did not generate any revenue or incur any cost of sales during the second quarter of 2012 or 2011.

Selling, general and administrative (“SG&A”) expenses were $704,564 in the second quarter of 2012 compared to $593,149 in the second quarter of 2011. This increase of $111,415 (19%) was primarily attributable to a $419,491 non-cash charge for increased stock option expense associated with the issuance of One Year Options awarded in January 2012 net of decreases of $300,000 in commitment fees and $8,076 in SG&A expenses.

Net loss attributable to Omagine, Inc. was $705,441 and $607,209 for the three months ended June 30, 2012 and 2011, respectively. This $98,232 (16%) increase in the Company’s  loss is primarily attributable to the $419,491 non-cash charge for increased stock option expense net of the $300,000 decrease in commitment fees and the $8,076 decrease in SG&A expenses referred to above, and a $5,303 decrease in interest expense and a $7,880 increase in Minority Interest loss.

SIX MONTHS ENDED JUNE 30, 2012 VS.
SIX MONTHS ENDED JUNE 30, 2011

The Company had no revenue during the six month periods ended June 30,2012 or June 30, 2011.

SG&A expenses were $1,421,686 during the first six months of 2012 compared to $925,464 for the first six months of 2011.This increase of $496,222 (54%) was primarily attributable to an $834,288 non-cash charge for increased stock option expense associated with the issuance of One Year Options awarded in January 2012 net of decreases of $300,000 in commitment fees and $38,066 in SG&A expenses.

Net loss attributable to Omagine, Inc. was $1,423,858 and $952,851 for the six months ended June 30, 2012 and 2011 respectively. This $471,007 (49%) increase in the Company’s  loss is primarily attributable to the $834,288 non-cash charge for increased stock option expense net of the $300,000 decrease in commitment fees and the $38,066 decrease in SG&A expenses referred to above, and a $4,576 decrease in interest expense and a $20,639 increase in Minority Interest loss.

The $731,639 of subscriptions receivable representing the cash subscriptions from the Rights Offering was paid to the Company by the Subscription Agent in April 2012. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations -  Rights Offering and Warrant Distribution”).
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

The Company incurred $5,538 of capital expenditures during the six months ended June 30, 2012. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman as expected, the Company expects to incur significant expenses related to capital expenditures during fiscal year 2012 and 2013.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s net loss for the six months ended June 30, 2012 was $1,423,858. During the six months ended June 30, 2012, the Company experienced an increase in cash of $166,086. At June 30, 2012, the Company had a working capital deficit of $527,606, compared to working capital deficit of $1,412,311 at December 31, 2011. Total proceeds received in March and April 2012 by the Company from its recent Rights Offering was $1,267,540 of which $731,639 was received in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. The $884,705 decreased deficit in working capital is attributable primarily to the $731,639 of cash proceeds from the Rights Offering. Of the $932,073 of current liabilities at June 30, 2012, $420,312 (45%) represent amounts due to officers and directors. The failure of the Company to secure additional funding to implement its business plan or the failure of Omagine LLC to sign the Development Agreement for the Omagine Project will significantly affect the Company’s ability to continue operations. The Company will rely upon the future business of its majority owned subsidiary Omagine LLC for revenue growth.

Shortly after the Shareholder Agreement was signed in May 2011, Omagine LLC’s resources increased as a result of the nominal initial investments made pursuant to the terms of the Shareholder Agreement (see Exhibit 10.4). The initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC. Omagine LLC’s resources will again increase when the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) is made by Omagine, Inc. after the DA is signed and prior to the Financing Agreement Date. Not until on or immediately subsequent to the Financing Agreement Date however, will the Deferred Cash Investment equal to approximately $69,233,125 be received by Omagine LLC from the New Shareholders. The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

The continuation of Omagine LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine, Inc. and it is planned that such activities will, to a large extent, continue to be financed by Omagine, Inc. until the DA is signed. The continuation of the Company’s operations is dependent upon its ability to secure financing for its operations until such time as the DA is signed, the Financing Agreement Date occurs and Omagine LLC begins paying Omagine, Inc. the $10 million Success Fee and the approximately $9 million Pre-Development Expense Amount.

The Company has relied to a great extent on the Standby Equity Distribution Agreements discussed below and on the proceeds from its recent Rights Offering to provide financing for its previous and current activities. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing. The failure of Omagine LLC and the Government to sign the Development Agreement or the failure of the Financing Agreement Date to occur will significantly affect the Company’s ability to continue operations. Omagine, Inc. may, if it has sufficient financial resources available to it, make a secured loan to Omagine LLC in order to trigger the first Financing Agreement Date and the Deferred Cash Investment.

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

On May 4, 2011, the Company executed a new two year Standby Equity Distribution Agreement (the “May SEDA”) with YA Global Master SPV Ltd (“YA Master”) under substantially the same terms and conditions as the First SEDA executed between YA and the Company in December 2008. On June 21, 2011, the Company and YA Master entered into an agreement amending the May SEDA (the “Amendment Agreement”). The May SEDA and the Amendment Agreement are collectively referred to herein as the “Second SEDA”. Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA Master in satisfaction of a $300,000 commitment fee due under the Second SEDA. Pursuant to the Second SEDA the Company, at its sole discretion and upon giving written notice to YA Master (an “Advance Notice”), may periodically sell shares of its Common Stock to YA Master(“Share Sales”). For each share of Common Stock purchased under the Second SEDA, YA Master will pay to the Company ninety-five percent (95%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Second SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Purchase Price”). The Company is not obligated to sell any shares of Common Stock to YA Master but may, over the term of the Second SEDA and in its sole discretion, sell to YA Master that number of shares of Common Stock valued at the Purchase Price from time to time in effect that equals up to ten million dollars ($10,000,000) in the aggregate. YA Master's obligation to purchase shares of Common Stock under the Second SEDA is subject to certain conditions, including (i) the Company obtaining an effective registration statement for the shares of Common Stock sold under the Second SEDA, and (ii) periodic sales of shares of Common Stock to YA Master must be separated by a time period equal to five Trading Days, and (iii) the amount of any individual periodic sale designated by the Company in any Advance Notice shall not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The registration statement filed by the Company in connection with the Second SEDA was declared effective by the SEC as of August 24, 2011.As of the date hereof, the effective status of such registration statement has expired and the Company intends to file a post-effective amendment to such registration statement in the near future in order to again make Share Sales available to it pursuant to the Second SEDA.

The Company has utilized the First SEDA, the Second SEDA and the proceeds from its recent Rights Offering to fund its operations to date and intends, subject to the aforementioned post-effective amendment being filed with and declared effective by the SEC, to continue to utilize the Second SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the Warrants will thereafter become “in the money” and will be exercised. Such an exercise of Warrants would provide the significant amount of capital necessary to fund the OMAG Final Equity Investment into Omagine LLC and, should it be desirable at the time, a secured loan to Omagine LLC as outlined above. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amounts of financing necessary for it to execute its business plan as presently conceived. The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the First and Second SEDA, to fund its operations during the past three years through the date hereof.

Item 4 - Controls and Procedures

As indicated by the certifications in Exhibits 31 and 32 of this report, the Company’s chief executive and financial officer has evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, this officer has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to him in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In May 2012, the Company issued and contributed a total of 50,834 shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

The above sales of shares of our restricted Common Stock were made in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933 as amended (the "Act") and under similar exemptions afforded under the laws of various states only to "accredited investors" as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. The Company obtained representations and warranties from each purchaser to support the Company's reliance on this exemption. The Company intends to use the proceeds from the abovementioned sales of restricted stock for working capital, operating expenses and general corporate purposes.

ITEM 6.                      Exhibits

Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement between Omagine, Inc. and the Empire State Building (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5	Letter dated May 9, 2012 from the Minister of Tourism to Omagine LLC (15)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith
(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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

(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s registration statement on Form S-1 (Registration No. 333-179040) and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on May 21, 2012 as an exhibit to the Company’s Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: August 6, 2012	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer