Form 10-Q
period 2012-09-30
Omagine, Inc.
filed 2012-11-26
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

Commission File Number: 0-17264

Omagine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2876380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, 48th Floor, New York, N.Y. 10118
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
[ ] Yes[X] No

As of November 20, 2012, the registrant had outstanding 14,369,041 shares of common stock, par value $.001 per share.

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Report”) on the date hereof in reliance on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”) on November 14, 2012, titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012 and the conditions contained therein are satisfied.  Further to the Order permitting reliance on Rule 12b-25, the Company filed Form 12b-25 with the SEC on November 14, 2012 providing up to five additional calendar days from the Order’s prescribed date of November 21, 2012 for the filing of this Report.

The Company, its employees and independent registered public accounting firm are all located in the New York area and were negatively affected by the lack of communications, transportation, power and facilities.  Accordingly, due to the disruptions caused by Hurricane Sandy, the Company was not able to file this Report until today.

OMAGINE, INC.

INDEX
Forward-Looking Statements

Forward-Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, including those relating to business plans, products, services or to Omagine LLC and the probability of Omagine LLC signing the DA with the Government; (iii) statements of future economic or financial performance; and (iv) statements of assumptions underlying such statements. Words such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations and growth strategy. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●
the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to its intention to sign the agreed Final Development Agreement (“DA”) with Omagine LLC;

●	the uncertainty associated with military and political events in the Middle East and North Africa (the “MENA Region”) in general;
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and commercial property inventory or other adverse conditions in the Oman real estate market;
●
the impact of local, national, and international economies and future events (including natural disasters) on the Oman economy, on the Company’s business and operations in Oman, on tourism within and into Oman, on the oil and natural gas businesses and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continuing destabilizing factors in, and continuing slow recovery of, the local Omani, regional MENA Region, and international real estate markets, as well as the impact of continuing depressed levels of consumer and business confidence in the state of the Omani and international economies;

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

PART 1 - FINANCIAL INFORMATION

ITEM  1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$207,159	$235,381
Prepaid expenses and other current assets	12,794	19,826
Total Current Assets	219,953	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	138,745	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	138,745	167,187
Less accumulated depreciation and amortization	(132,687)	(164,730)
	6,058	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$238,172	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$366,612	$647,949
Accounts payable	137,096	386,294
Accrued officers' payroll	421,116	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	92,808	87,111
Total Liabilities, All Current	1,017,632	1,667,518

STOCKHOLDERS' DEFICIT:

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: - none	-	-

Common Stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
14,369,041 shares in 2012 and 12,853,701 shares in 2011	14,369	12,854
Committed to be issued:
Zero shares in 2012 and 365,000 shares in 2011	-	365
Capital in excess of par value	23,393,242	20,621,545
Deficit	(24,208,225)	(22,077,873)
Total Omagine, Inc. stockholders' deficit	(800,614)	(1,443,109)
Noncontrolling interests in Omagine LLC	21,154	45,416

Total Stockholders' Deficit	(779,460)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$238,172	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Net Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-

Officers and directors compensation (including stock-based
compensation of $266,302, $18,433, $875,156 and $148,049, respectively)	342,552	97,683	1,105,406	365,549
Professional fees	8,615	34,425	22,977	89,580
Consulting fees (including stock-based compensation
of $173,967, $4,692, $525,151 and $20,826, respectively)	192,509	90,409	553,413	139,809
Commitment fees	-	-	-	300,000
Travel	46,938	23,119	118,413	77,109
Occupancy	30,058	27,412	88,733	110,620
Other selling, general and administrative (including sponsorship fee of $30,220,
$0, $30,220, and $0, respectively)	81,578	52,027	234,994	167,871
Total Costs and Expenses	702,250	325,075	2,123,936	1,250,538

OPERATING LOSS	(702,250)	(325,075)	(2,123,936)	(1,250,538)

Interest expense	(7,867)	(14,032)	(30,678)	(41,419)

NET LOSS	(710,117)	(339,107)	(2,154,614)	(1,291,957)

Add net loss attributable to noncontrolling interests in Omagine LLC	3,623	1,644	24,262	1,644

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(706,494)	$(337,463)	$(2,130,352)	$(1,290,313)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.15)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,369,041	12,808,779	14,094,677	12,608,235

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT   (Unaudited)

	Common Stock
	Issued and Outstanding .		Committed to be issued .		Capital in		Noncontrolling
		Par		Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total
Balances at December 31, 2011	12,853,701	$12,854	365,000	$365	$20,621,545	$(22,077,873)	$45,416	$(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	150,000	150	(150,000)	(150)	-	-	-	-

Issuance of Restricted Common Stock committed for
stock grants to foreign consultants	215,000	215	(215,000)	(215)	-	-	-	-

Stock Grant to Consultant for services rendered	1,994	2	-	-	3,248	-	-	3,250

Stock Option Expense	-	-	-	-	1,320,807	-	-	1,320,807

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	68,480	68	-	-	89,932	-	-	90,000

Stock Grant to a stockholder relations agent for fees	15,000	15	-	-	14,985	-	-	15,000

Issuance of Common Stock for Rights Offering			1,014,032	1,014	1,266,526	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-

Contribution of Common Stock to 401K Plan	50,834	51	-	-	76,199	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	(24,262)	(24,262)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	(2,130,352)	-	(2,130,352)

Balances at September 30, 2012	14,369,041	$14,369	-	$-	$23,393,242	$(24,208,225)	$21,154	$(779,460)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,130,352)	$(1,290,313)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(24,262)	(1,644)
Depreciation and amortization	2,574	2,805
Stock based compensation related to stock options	1,320,807	69,374
Issuance of Common Stock for 401K Plan contributions	76,250	72,500
Issuance of Common Stock in payment of salaries payable	-	187,500
Issuance of stock grant to consultant	3,250	6,750
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	-	300,000
Issuance of Stock Grants to Stockholder Relations Agent for fees	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	7,032	350
Accounts payable	(240,198)	53,389
Accrued expenses and other current liabilities	5,697	16,072
Accrued officers' payroll	119,250	(9,999)
Convertible Notes Payable and accrued interest	(4,694)	38,191
Net cash flows used by operating activities	(849,646)	(555,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,175)	-
Net cash flows used by investing activities	(6,175)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	8,659
Proceeds from sale of Common Stock	90,000	500,000
Capital contributions from noncontrolling interests in Omagine LLC	-	156,000
Proceeds from the Rights Offering concluded March 30,2012	731,639	-
Net cash flows provided by financing activities	827,599	664,659

NET DECREASE IN CASH	(28,222)	109,634

CASH BEGINNING OF PERIOD	235,381	148,217

CASH END OF PERIOD	$207,159	$257,851

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,263	$1,289

Interest paid	$8,247	$-

NON - CASH FINANCING ACTIVITIES:

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	(276,643)	-
Accounts payable	(9,000)	-
Accrued officers' payroll	(227,434)	-
Due officers and directors	(22,824)	-
Total	$(535,901)	-
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the nine months ended September 30, 2012 and 2011 was $1,320,807 and $69,374, respectively. See Note 5.

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

For the nine months ended September 30, 2012 and 2011, diluted shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Nine Months Ended September 30,
	2012	2011
Convertible Notes	151,955	283,006
Stock Options	2,281,000	324,000
Warrants	6,363,674	0
Total Shares of Common Stock Issuable	8,796,629	607,006

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. As of the date hereof the shareholders of Omagine LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

Omagine, Inc.	60%
Office of Royal Court Affairs	25%
Consolidated Contracting Company S.A.	10%
Consolidated Contractors (Oman) Company LLC	5%

The Office of Royal Court Affairs (“RCA”) is an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman.

Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. CCIC has approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the Middle East.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance became effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At September 30, 2012, the Company had negative working capital of $797,679. The Company incurred net losses of $2,130,352 and $1,804,451 for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	Sept. 30,	Dec. 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	39,961	39,961
Accrued Interest	13,147	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	29,945	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	26,805	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	100,000
Accrued Interest	6,754	13,678
	$366,612	$647,949

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

From January 2011 to June 2011, the Company issued and sold a total of 193,442 shares of Common Stock for proceeds of $165,000 under the SEDA with YA. (See Note 7 under “Equity Financing Agreements”).

From January to September 2011, the Company issued and sold to accredited investors a total of 130,438 shares of Common Stock for proceeds of $265,000.

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

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

On December 30, 2009, shareholders authorized the Board of Directors to reserve 2,500,000 shares of its authorized but unissued Common Stock (the “Reserved Shares”) for issuance under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”). On October 14, 2011, the Company registered the Reserved Shares for resale by filing a registration statement with the SEC on Form S-8. On September 12, 2012, the Company filed a post-effective amendment to the registration statement to reflect stock options that had expired or were cancelled, issued or exercised under the Plan subsequent to October 13, 2011. The Plan expires August 31, 2013.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2011 and 2012:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	528,000	$1.96	4.58	$207,060
Granted in Q1 2011	-	-	-	-
Exercised in Q1 2011	-	-	-	-
Forfeited / Expired in Q1 2011	-	-	-	-
Outstanding at March 31, 2011	528,000	$1.96	4.33	$1,360
Exercisable at March 31, 2011	404,000	$1.88	3.42	$1,360
Granted in Q2 2011	6,000	$0.85	4.92	-
Exercised in Q2 2011	-	-	-	-
Forfeited / Expired in Q2 2011	-	-	-	-
Outstanding June 30, 2011	534,000	$1.95	4.08	$277,360
Exercisable June 30, 2011	442,000	$1.82	3.67	$277,360
Granted in Q3 2011	-	-	-	-
Exercised in Q3 2011	(150,000)	$1.25	-	-
Forfeited/Expired in Q3 2011	-	-	-	-
Outstanding September 30, 2011	384,000	$2.23	5.33	$717,820
Exercisable September 30, 2011	324,000	$2.16	5.00	$629,020

Outstanding at January 1, 2012	344,000	$2.01	5.67	90,360
Granted in Q1 2012	1,994,000	$1.70	0.75	-
Exercised in Q1 2012	-	-	-	-
Forfeited / Expired in Q1 2012	(50,000)	$1.70	-	-
Outstanding at March 31, 2012	2,288,000	$1.75	1.50	$85,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$85,860
Granted in Q2 2012	23,000	$1.70	0.92	-
Exercised in Q2 2012	-	-	-	-
Forfeited / Expired in Q2 2012	-	-	-	-
Outstanding at June 30, 2012	2,311,000	$1.75	1.25	63,160
Exercisable at June 30, 2012	1,293,500	$1.74	1.50	63,160
Granted in Q3 2012	-	-	-	-
Exercised in Q3 2012	-	-	-	-
Forfeited / Expired in Q3 2012	-	-	-	-
Outstanding at September 30, 2012	2,311,000	$1.75	0.92	402,410
Exercisable at September 30, 2012	2,281,000	$1.73	0.92	402,410

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company pays $2,000 per month in consulting fees totaling $24,000 and $20,000 during the years ended December 31, 2011 and 2010, respectively (and $18,000 for the nine months ended September 30, 2012) ; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered (who was also paid $1,000 for the six months ended June 30, 2012). During the third quarter of 2012, the Company incurred an expense of $30,220 for a sponsorship fee paid to an entity owned by the Deputy Managing Director of Omagine LLC.

 On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all other options then held by him was fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the One Year Options of the former independent director that died in April 2012, all other One Year Options vest 50% on the date of issuance, 50% on July 1, 2012 and expire on December 31, 2012. All One Year Options provide for a cashless exercise feature and are exercisable at an exercise price of $1.70 per share.

The approximately $1,701,000 estimated fair value of the 1,994,000 January 2012 Options granted in January 2012 (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms [365 days and 184 days], (iii) 161% expected volatility, (iv) 0.10% [1 year term] and 0.04% [6 month term] risk free interest rates) is being expensed evenly over the one year 2012 requisite service period of the January 2012 Options. The approximately $27,302 estimated fair value of the 21,000 January 2012 Options granted in April 2012 (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month terms, (iii) 161% expected volatility, (iv) 0.10% [ 9 month term] and 0.04% [6 month term] risk free interest rates) is being expensed evenly over the requisite 2012 service period of the January 2012 Options.

A summary of the status of the Company’s non-vested shares as of September 30, 2011 and 2012, and changes during the periods then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at January 1, 2011	124,000	$2.25	7.33
Granted in Q1 2011	-	-	-
Vested in Q1 2011	-	-	-
Nonvested shares at March 31, 2011	124,000	$2.25	7.08
Granted in Q2 2011	6,000	$0.85	4.92
Vested in Q2 2011	(38,000)	$1.19	5.67
Nonvested shares at June 30, 2011	92,000	$2.60	7.25
Granted in Q3 2011	-	-	-
Vested in Q3 2011	(32,000)	$2.60	6.75
Nonvested shares at September 30, 2011	60,000	$2.60	7.08

Nonvested shares at January 1, 2012	60,000	$2.60	6.75
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited / Expired in Q1 in 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Nonvested shares at March 31, 2012	1,032,000	$1.75	1.08
Granted in Q2 2012	23,000	$1.70	0.92
Vested in Q2 2012	(37,500)	$1.70	0.75
Nonvested shares at June 30, 2012	1,017,500	$1.75	0.83
Granted in Q3 2012	-	-	-
Vested in Q3 2012	(987,500)	$1.73	0.42
Nonvested shares at September 30, 2012	30,000	$2.60	6.08

Stock options outstanding as of September 30, 2012 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	120,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$0.85	May 16, 2016
2012		1,965,000	1,965,000	$1.70	December 31, 2012
2012		2,000	2,000	$1.70	April 12, 2017

Totals		2,311,000	2,281,000

(A)	The 30,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2013.

The following table summarizes information about stock options outstanding at September 30, 2012:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	10,000	$0.71	3.33	10,000	$0.71
$1.01 - $2.00	2,127,000	1.67	0.58	2,127,000	1.67
$2.00 - $3.00	156,000	2.60	5.83	126,000	2.60
$4.00 - $5.00	18,000	4.33	0.17	18,000	4.33
Totals	2,311,000	$1.75	0.92	2,281,000	$1.73

As of September 30, 2012, there was $493,335 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $440,269 in 2012 and $53,066 in 2013.

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

Simultaneously with the rights offering the Company also distributed a total of 6,363,674 common stock purchase warrants (“Warrants “) to common stockholders of record on February 24, 2012. 3,181,837 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,181,837 Warrants are exercisable into common stock at an exercise price of $10.00 per share. The Company did not distribute Warrants to certain of its shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the Warrants and the common stock underlying the Warrants has not yet been approved by the California Department of Corporations (the “California Approval”). Subject to the receipt of the California Approval, the Company intends to distribute an additional 58,450 Warrants (29,225 $5 Warrants and 29,225 $10 Warrants) to the California Shareholders. The Warrants expire on December 31, 2013 unless, upon a 30 day prior notice to the Warrant holders, they are redeemed earlier by the Company. The Warrants do not contain any anti-dilution provisions and may be exercised only for whole shares of Common Stock. The Warrant Exercise Prices and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 6 - INCOME TAXES

Deferred tax assets are comprised of the following:

	September 30,	December 31,
	2012	2011

Federal net operating loss carry forwards	$4,716,000	$4,455,000
State and city net operating loss carry forwards,
net of federal tax benefit	1,347,000	1,272,000
	6,063,000	5,727,000
Less: Valuation allowance	(6,063,000)	(5,727,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company had federal net operating loss carry forwards of approximately $13,474,000, expiring in various amounts from fiscal year 2012 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 7 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003. The Company also leases office space in Muscat, Oman under a lease expiring December 31, 2012. Rent expense for the nine months ended September 30, 2012 and 2011 was $88,733 and $110,620, respectively. At September 30, 2012, the future minimum lease payments under non-cancelable operating leases are as follows:

2012	$23,170
2013	9,466
Total	$32,636
Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and, provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At September 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $241,904.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2012, the Company accrued officer’s compensation due to its Vice President and Secretary on the basis of an annual salary of $100,000. At September 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $86,662.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the nine months ended September 30, 2012, the Company accrued officer’s compensation due to its Controller on the basis of an annual salary of $80,000. At September 30, 2012, unpaid accrued officer’s compensation due to this Company officer was $92,550.

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

 On May 4, 2011, Omagine entered into a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Omagine issued 176,471 restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. In June 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and Omagine issued an additional 67,745 restricted shares of its Common Stock to YA Ltd in satisfaction of the additional $150,000 commitment fee due pursuant to such amendment. The Registration Statement filed by Omagine with the SEC was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the original registration statement with the SEC on September 12, 2012 to continue to make sales available to it pursuant to the New SEDA and, as of the date of this report, the SEC has not yet declared such amendment to be effective.  The New SEDA automatically expires on September 1, 2013.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2012 and 2011, accounts payable includes $0 and $12,344, respectively, due to various officers and directors of the Company.

NOTE 9 – SUBSEQUENT EVENT

On November 16, 2012, two of the three members of the Board of Directors signed a Board of Directors’ resolution (the “November 16 Resolution”) approving the extension to June 30, 2013 of the expiration dates of the 1,965,000 January 2012 Options outstanding at September 30, 2012 (the “Extension”).

On November 20, 2012, the Company calculated that the fair value of the Extension to be booked by the Company as compensation expense in the fourth quarter of 2012 would be approximately $900,000 (the “Stock Option Expense”).

On November 21, 2012, because of (i) the amount of the Stock Option Expense, and (ii) the uncertainty surrounding the possibility of signing the Development Agreement in December 2012, the two members of the Board of Directors who had previously approved the November 16 Resolution approved another Board of Directors’ resolution which unwound and canceled the November 16 Resolution.

The three members of the Board of Directors plan to convene a meeting in December 2012 to revisit the issue of the Extension and to review the advisability, given the facts at that time, of implementing or not implementing the Extension. It is uncertain at the present time if the Extension will occur or be effective (i) during the fourth quarter of the year ending December 31, 2012, (ii) during the first quarter of the year ending December 31, 2013, (iii) or at all.

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

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, an Omani limited liability company in the Sultanate of Oman ("Oman"). Omagine LLC is engaged in the business of real estate development in Oman.

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

A new Minister of Tourism, His Excellency Ahmed Al-Mahrizi, was appointed on March 1, 2012.

In mid-May 2012 Omagine LLC received a letter from His Excellency Ahmed Al-Mahrizi (the “Minister’s Letter”) requesting Omagine LLC to provide certain information to MOT. The Minister’s Letter, which requested documentation on four items, is attached hereto as Exhibit 99.5.

Representatives of the shareholders of Omagine LLC (the Company, Royal Court Affairs, and Consolidated Contractors) met for several hours on July 1, 2012 with His Excellency Ahmed Al-Mahrizi and a lawyer for MOT.

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

His Excellency Al Mehrzi stated: "Her Excellency Maitha is on leave for the next few weeks but on her return, please get the paperwork organized with her and I am ready to sign the DA during Ramadan".

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

On September 5, 2012, management met to discuss the Omagine Project with Her Excellency Maitha and several newly appointed members of her staff including MOT’s new Director of General Planning. The meeting was quite cordial and businesslike and centered on a discussion of Omagine LLC’s July 1, 2012 letter to, and meeting with, the Minister of Tourism.

Her Excellency acknowledged the past delays, stated that her new staff had some questions, and assured us that MOT’s intent was to deal with the Omagine Project DA in a forthright and expeditious manner. Mr. Drohan suggested an early October signing date for the DA and Her Excellency responded that “she wanted her staff questions to be resolved and perhaps National Day (November 18) would be more appropriate”. Notwithstanding this comment by Her Excellency, no firm signing date for the DA was agreed.

With respect to the discussion of our July 1, 2012 reply letter to the Minister, we made several references during the meeting to the Development Agreement and to the shareholder agreement among the Omagine LLC shareholders (“Shareholder Agreement”).

A staff member in attendance stated that MOT did not have a copy of the Shareholder Agreement. This was incorrect. We explained to Her Excellency that Omagine LLC had delivered a copy of the Shareholder Agreement to MOT in June 2011 and we then offered to deliver another copy to MOT by the following Saturday, September 8th. Her Excellency was pleased with this, asked that we deliver it personally to her, and directed her staff to give us a written reply the next day (September 9) outlining any remaining issues that MOT needed to be resolved before the DA signing.

Shortly after the conclusion of the meeting on September 5th, we received an email from Her Excellency’s staff stating that upon receipt by MOT of the Shareholder Agreement on September 8th, MOT would “send you a letter holding details of our requirements on Wednesday the 12th of September, 2012 instead of Sunday the 9th“. We delivered a copy of the Shareholder Agreement to Her Excellency, the Under-Secretary on September 8th and eleven days later on September 19th we received a letter (the “MOT Letter”) from MOT.

The MOT Letter requests us to deliver a letter to MOT signed by all the shareholders of Omagine LLC specifying that we will not transfer the project without MOT’s approval and a second letter also signed by all the shareholders of Omagine LLC specifying that Omagine LLC will be transformed into Omagine SAOC (a joint-stock company) with the same shareholders as Omagine LLC.

The matters in the MOT Letter are purely of a clerical or legal process nature and, other than the timing of the Transformation, do not constitute or include any matter requiring further negotiation or resolution between the parties.

On September 24, 2012, unsigned drafts of the two simple letters were sent by us to MOT to obtain their prior approval to the language so that no matter in the letters could be later contested by MOT.

On October 1, 2012, in response to our September 30th follow-up, we were notified by email that MOT was still reviewing the drafts.

On October 2, 2012 our attorney spoke to H.E. Maitha who again reiterated her desire to move the DA process to a rapid conclusion and also promised that she would expedite the approval of the drafts with her staff.

On October 13, we received some immaterial suggested changes to the drafts from MOT.

Later that day on October 13, we notified MOT that we accepted all their suggested changes and promptly signed the letters on behalf of Omagine, Inc., had CCC-Oman sign on behalf of CCC-Oman and sent it to Athens where it was signed by CCC-Panama.

On October 23rd, we met with RCA and delivered the two letters (signed by CCC and the Company), for signature by RCA whereupon RCA objected to the one letter requiring the Transformation into a joint-stock company before the DA signing. RCA (correctly) stated that this was unnecessary and would merely delay the DA signing. The RCA representative immediately called H.E. Maitha who was unavailable at the time. The eight day EID holiday followed after this.

On November 6th and November 15th we spoke to the RCA representative who informed us that he had not yet heard back from H.E. Maitha but that he would contact her after the National Day holidays which ended on November 24, 2012.

On November 14th we provided MOT with further copies of the Omagine masterplan and other supporting documents which they had requested although these documents and plans were previously provided to the previous MOT staff.

We are awaiting the outcome of the discussions between MOT and RCA relative to the timing of the Transformation before we can advance the project further

The transformation of Omagine LLC into Omagine SAOC is a straightforward legal, clerical and bureaucratic exercise and we have begun this process. Unlike the two letters mentioned above however (the delivery of which is completely within the control of the Omagine LLC shareholders), the corporate transformation requires an amendment to the Shareholder Agreement and a modification to the timing of portions of the investments by the Omagine LLC shareholders because under Omani law joint stock companies require a minimum capitalization of 500,000 Omani Rials and limited liability companies require a minimum capitalization of only 150,000 Omani Rials. In addition, various legal documentation, board resolutions, filings with the Ministry of Commerce & Industry, and announcements in local newspapers are required. Although we have begun the legal documentation process, the remainder of this process cannot now begin until after we receive clarification of the outcome of the MOT / RCA discussion regarding the timing of the Transformation.

It is unclear at the moment whether MOT will agree with RCA and sign the DA prior to the corporate transformation of Omagine LLC into Omagine SAOC. What is clear is that there is no legal barrier to its doing so. We may still have to finalize the transformation of Omagine LLC into Omagine SAOC (a joint stock company) before signing the DA. We are seeking clarification on this matter from both MOT and RCA.

Management remains optimistic that the Government will soon memorialize its agreement to the Final DA in a signed written document but until the aforementioned clarification regarding the Transformation is received from RCA and MOT, we are unable to project a likely signing date. Notwithstanding the foregoing, we caution investors that we are unable at this time to give any assurances whatsoever that the DA will actually be signed by the parties until the parties actually sign the DA. Indeed, past experience strongly indicates that caution should be exercised in making any such assumptions until the DA is actually signed by the parties.

The Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). The Shareholder Agreement is Exhibit 10.4 hereto.

Prior to the signing of the Shareholder Agreement, Omagine LLC was wholly owned by Omagine, Inc. and JOL. Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc. for a cash investment amount of approximately $70.1 million (the “Cash Investment”) plus an as yet undetermined non-cash “payment-in-kind” amount representing the value of the land constituting the Omagine Site.

Pursuant to the terms of the Shareholder Agreement, the Cash Investment will be invested in three stages. As of the date hereof the initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC from the New Shareholders and Omagine, Inc.

In the event that the Transformation is done after we sign the DA, then subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the Cash Investment equal to 210,000 Omani Rials which is equivalent to approximately $546,000 (the “OMAG Final Equity Investment”) will be invested by the Company after the DA is signed and received by Omagine LLC from Omagine, Inc..

In the event that we are required to do the Transformation before signing the DA, then the OMAG Final Equity Investment of approximately $546,000 will be invested by Omagine, Inc. prior to the time that the DA is signed and will be received by Omagine LLC from Omagine, Inc. before the Transformation.

In the event that the Transformation is done after we sign the DA, then on or immediately subsequent to the Financing Agreement Date, the final portion of the Cash Investment equal to approximately $69,233,125 will be received by Omagine LLC from the New Shareholders.

In the event that we are required to do the Transformation before signing the DA, then the New Shareholders will invest an additional 140,000 Omani Rials which is equivalent to approximately $364,000 prior to the time that the DA is signed and the final portion of the Cash Investment equal to approximately $68,869,125 will be received by Omagine LLC from the New Shareholders on or immediately subsequent to the Financing Agreement Date.

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

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement (April 2011), the Pre-Development Expense Amount was approximately nine (9) million U.S. dollars, and (ii) defines the Success Fee as being equal to ten (10) million dollars.

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

Pursuant to the Shareholder Agreement and assuming that the Transformation is done after we sign the DA:

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

As specified above, pursuant to the provisions of the Shareholder Agreement, the total amount of the Cash Investment into Omagine LLC by Omagine, Inc. and the New Shareholders will be 26,988,125 Omani Rials (equivalent to approximately $70,169,125). Assuming the Transformation occurs after we sign the DA, although Omagine, Inc. and the New Shareholders will invest an aggregate of $936,000 of that $70,169,125 before the Financing Agreement Date, 98.7% of such $70,169,125 equal to $69,233,125 (the “Deferred Cash Investment”) will not be invested by the New Shareholders or received by Omagine LLC until the Financing Agreement Date. If however the Transformation occurs before we sign the DA, then an additional 350,000 Omani Rials [210,000 from the Company and 140,000 from the New Shareholders] (equivalent to approximately $910,000) would be invested into Omagine LLC by its shareholders before the DA is signed.

The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA. If however the financial resources are available to Omagine, Inc., then Omagine, Inc. and Omagine LLC may at their option, choose to trigger the Financing Agreement Date earlier (and assuming the Transformation occurs after we sign the DA thereby trigger the $69,233,125 Deferred Cash Investment into Omagine LLC) by having Omagine, Inc. make a secured loan to Omagine LLC to finance the first phase of the development of the Omagine Project. The first phase of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by Omagine LLC shortly after the DA is signed. Pursuant to the provisions of the Shareholder Agreement, the date on which such a loan from Omagine, Inc. to Omagine LLC is made, if it is made, would constitute a Financing Agreement Date and would therefore trigger the injection into Omagine LLC of the aforesaid $69,233,125 Deferred Cash Investment. If the Transformation occurs before the DA is signed then the “Deferred Cash Investment” would be equal to $68,869,125.

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

Subsequent to the above Cash Investment into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC after the Financing Agreement Date will be 26,988,125 Omani Rials (equivalent to approximately$70,169,125). The capital of Omagine LLC may be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into Omagine LLC.

The excellent location of the Omagine Site is universally recognized by local market participants and the significance to the Company of the provision of the Omagine Site to Omagine LLC is enormous. Irrespective of its future PIK valuation as an Omagine LLC capital investment, the provision of the Omagine Site to Omagine LLC via the DA will be a primary driver of future Company revenue. The benefits accruing to the Company from the Omagine Site will be significant.

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

In December 2007 the Company signed a one year agreement (the "Bank Muscat MOU") with Bank Muscat SAOG ("BankMuscat" or the "Bank"). BankMuscat is the largest financial institution in Oman and is 30% owned by RCA. The Bank Muscat MOU memorialized the agreement between the Company and the Bank regarding, among other things, the Company appointing the Bank as its financial advisor immediately subsequent to the signing of the Development Agreement. The Bank Muscat MOU also contemplated that the Bank would negotiate with financial institutions and potential investors on behalf of Omagine LLC and act as placement agent for Omagine LLC’s future debt and capital requirements. The Oman Integrated Tourism Projects Fund (the “Fund”) is an investment fund managed by BankMuscat. The Bank Muscat MOU also memorialized the Fund’s proposed investment of up to twenty-five percent of the capital of Omagine LLC after the DA was signed. As of the date hereof the DA has not yet been signed and the BankMuscat MOU has expired.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the Final DA in a signed written document. Based on our past experience, it is not possible at this time to predict a precise DA signing date. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Notwithstanding the foregoing, and in view of the long and continuing history of delays by the Government, no assurance can be given at this time that the long since agreed to Final DA will be signed soon, or at all.

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

As presently contemplated, BankMuscat (which is 30% owned by RCA and is Oman's largest financial institution) will, along with other financial institutions, be engaged by Omagine LLC as a non-exclusive financial advisor to assist Omagine LLC in arranging the necessary construction financing for the Omagine Project ("Construction Financing") and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the Mena Region – including three banks in Oman. These discussions however cannot be advanced further or concluded until the agreed DA is actually signed by the parties. Banks and financial institutions insist, reasonably enough, on having a signed contract document in place before moving further along or concluding these Construction Financing discussions. Management is cautiously optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The Final DA, which is presently agreed and approved (but not yet signed), recognizes and addresses this issue when it states, in relevant part:

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

As noted herein, costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project will require adjustment – possibly significant adjustment – as future events unfold.  Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

Although the Oman economy has not been as severely affected by the 2008-2009 worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered somewhat and stabilized. Recent sales prices for housing in other integrated tourism projects in the Muscat area of Oman appear to have stabilized below their 2007/2008 peaks but above the 2006 levels, and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. Significant new housing inventory, especially apartments, have recently come onto the local Muscat area market. The market absorption rates (number of market transactions) for new residential housing has picked up in recent months and some market observers and real estate agents expect a continued gradual resurgence as existing pent-up demand is unleashed and buyers become less fearful. The ongoing sovereign debt crisis in Europe however only adds to buyers’ unease and the outcome of that crisis and its effect on buyers’ behavior is unknown at this time. Omagine LLC is not expected to begin offering residential units for sale until at least one year after the DA is signed.

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

In early 2011 His Majesty, the Sultan made changes in various ministries in the Government, including appointing a new Minister of Tourism to fill the vacancy caused by the passing in early 2011 after a long illness of the first Minister of Tourism. That second Minister of Tourism was replaced by a third Minister of Tourism two months later in May 2011 and that third Minister of Tourism was replaced by a fourth Minister of Tourism - the present Minister - in March 2012. Since the Final DA was approved by all parties in mid-2011, management is presently of the opinion that these multiple ministerial changes at the Ministry of Tourism undoubtedly had a delaying impact on the signing of the DA. After meeting with the new Minister of Tourism, His Excellency Al-Mahrizi on July 1, 2012, management remains hopeful that, if the Transformation is not required to be accomplished prior to signing the DA, then the DA will likely be signed in December of 2012. If however the Transformation is required to be accomplished prior to signing the DA, then the DA will not be able to be signed until sometime late in the first quarter of 2013.

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

In the Rights Offering and Warrant Distribution, Record Shareholders other than the California Certificate Shareholders received 3,181,837 rights (“Rights”) and 6,363,674 common stock purchase warrants (“Warrants”). The Rights Offering and all unexercised Rights expired on March 30, 2012. A total of 1,014,032 Common Shares were subscribed for in the Rights Offering at a subscription price of $1.25 per Common Share. Total proceeds to the Company from the Rights Offering was $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. Of the 1,014,032 new shares issued pursuant to the Rights Offering, 585,311 of such shares were issued in exchange for the aforementioned $731,639 in cash and 428,721 of such shares were issued in exchange for the aforementioned satisfaction of $535,901 of Company debt constituting promissory notes for loans to the Company and accrued but unpaid salaries and expenses. Of the $535,901 of Company debt which was satisfied in the Rights Offering, $506,750 of such debt represented unpaid salaries, expenses and loans to the Company which were due and owing by the Company to officers and directors of the Company.

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

On September 12, 2012, the Company filed a registration statement with the SEC to register the 58,450 Certificated Warrants (29,225 $5 Warrants and 29,225 $10 Warrants) and the 58,450 Common Shares underlying the Certificated Warrants. Subject to such registration statement being declared effective by the SEC and to the receipt by the Company of the California Approval, the Company will distribute an additional 58,450 Warrants to the California Shareholders.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and, unless otherwise indicated to the contrary, such projections and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the projections will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements which,  speak only as of the date hereof.

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. Such grants of January 2012 Options were all for services rendered and included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to Omagine and who also holds 160,000 stock options presently exercisable at $1.25 per share and expiring March 31, 2017 which were granted pursuant to a March 2007 consulting agreement expiring on December 31, 2012; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company pays $2,000 per month consulting fees; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered. On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all other options then held by him was fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to the Company’s president) for services rendered. Other than the January 2012 Options of the former independent director that died in April 2012, all other January 2012 Options vest 50% on the date of issuance, 50% on July 1, 2012 and expire on December 31, 2012. All January 2012 Options provide for a cashless exercise feature and are exercisable at an exercise price of $1.70 per share.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 2012 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2011

The Company did not generate any revenue or incur any cost of sales during the third quarter of 2012 or 2011. Selling, general and administrative (“SG&A”) expenses were $702,250 in the third quarter of 2012 compared to $325,075, in the second quarter of 2011. This increase of $377,175 (116%) was primarily attributable to a $417,145 non-cash charge for increased stock option expense associated with the issuance of January 2012 Options awarded in January 2012, increase in Travel Expenses of $23,818, increase in sponsorship fees of $30,220 and various other net SG&A expenses of $1,477, net of decreases in Legal Fees of $28,310 and non stock-based Consulting Fees of $67,175.

Net loss attributable to Omagine, Inc. was $706,494 and $337,463 for the three months ended September 30, 2012 and 2011, respectively. This $369,031 (109%) increase in the Company’s loss is primarily attributable to the $417,145 non-cash charge for increased stock option expense, increased Travel Expenses of $23,818, increase in sponsorship fees of $30,220 and various other net SG& A expenses of $1,477 net of decreases in legal Fees of $28,310 and non stock-based Consulting Fees of $67,175 referred to above, and a $6,165 decrease in interest expense and a $1,979 increase in Minority Interest loss.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS.
NINE MONTHS ENDED SEPTEMBER 30, 2011

The Company had no revenue during the nine month periods ended September 30, 2012 or September 30, 2011. SG&A expenses were $2,123,936 during the first nine months of 2012 compared to $1,250,538 for the first nine months of 2011.This increase of $873,398 (70%) was primarily attributable to an $1,251,433 non-cash charge for increased stock option expense associated with the issuance of January 2012 Options awarded in January 2012, increase in Stockholder Relations of $43,303, an increase in sponsorship fees of $30,220 and travel expenses of $41,303 net of decreases of $300,000 in commitment fees, $95,893 in Legal Fees and $94,221 in non stock-based Consulting Fees and $2,747 in net SG&A expenses.

Net loss attributable to Omagine, Inc. was $2,130,352 and $1,290,313 for the nine months ended September 30, 2012 and 2011 respectively. This $840,039 (65%) increase in the Company’s loss is primarily attributable to the $1,251,433 non-cash charge for increased stock option expense, increase in Stockholder Relations of $43,303, an increase in sponsorship fees of $30,220 and Travel Expenses of $41,303 net of the $300,000 decrease in commitment fees, $95,893 in Legal Fees and $94,221 in non stock-based Consulting Fees and the $2,747 decrease in net SG&A expenses referred to above, and a $10,741 decrease in interest expense and a $22,618 increase in Minority Interest loss.

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

The Company incurred $6,175 of capital expenditures during the nine months ended September 30, 2012. Assuming Omagine LLC signs the Development Agreement for the Omagine Project with the Government of Oman as expected, the Company expects to incur significant expenses related to capital expenditures during fiscal year 2012 and 2013.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s net loss for the nine months ended September 30, 2012 was $2,130,352. During the nine months ended September 30, 2012, the Company experienced a decrease in cash of $28,222. At September 30, 2012, the Company had a working capital deficit of $797,679, compared to working capital deficit of $1,412,311 at December 31, 2011. Total proceeds received in March and April 2012 by the Company from its recent Rights Offering was $1,267,540 of which $731,639 was received in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. The $614,632 decreased deficit in working capital is attributable primarily to the $731,639 of cash proceeds from the Rights Offering. Of the $1,017,632 of current liabilities at September 30, 2012, $474,224 (47%) represent amounts due to officers and directors. The failure of the Company to secure additional funding to implement its business plan or the failure of Omagine LLC to sign the Development Agreement for the Omagine Project will significantly affect the Company’s ability to continue operations. The Company will rely upon the future business of its majority owned subsidiary Omagine LLC for revenue growth.

Shortly after the Shareholder Agreement was signed in May 2011, Omagine LLC’s resources increased as a result of the nominal initial investments made pursuant to the terms of the Shareholder Agreement (see Exhibit 10.4). The initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC. Omagine LLC’s resources will again increase when the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) is made by Omagine, Inc.. Not until on or immediately subsequent to the Financing Agreement Date however, will the Deferred Cash Investment equal to approximately $69 million be received by Omagine LLC from the New Shareholders. The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

The continuation of Omagine LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine, Inc. and it is planned that such activities will, to a large extent, continue to be financed by Omagine, Inc. until the DA is signed. The continuation of the Company’s operations is dependent upon its ability to secure financing for its operations until such time as the DA is signed, the Financing Agreement Date occurs and Omagine LLC begins paying Omagine, Inc. the $10 million Success Fee and the Pre-Development Expense Amount.

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

On May 4, 2011, the Company executed a new two year Standby Equity Distribution Agreement (the “May SEDA”) with YA Global Master SPV Ltd (“YA Master”) under substantially the same terms and conditions as the First SEDA executed between YA and the Company in December 2008. On June 21, 2011, the Company and YA Master entered into an agreement amending the May SEDA (the “Amendment Agreement”). The May SEDA and the Amendment Agreement are collectively referred to herein as the “Second SEDA”. Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA Master in satisfaction of a $300,000 commitment fee due under the Second SEDA. Pursuant to the Second SEDA the Company, at its sole discretion and upon giving written notice to YA Master (an “Advance Notice”), may periodically sell shares of its Common Stock to YA Master(“Share Sales”). For each share of Common Stock purchased under the Second SEDA, YA Master will pay to the Company ninety-five percent (95%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Second SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Purchase Price”). The Company is not obligated to sell any shares of Common Stock to YA Master but may, over the term of the Second SEDA and in its sole discretion, sell to YA Master that number of shares of Common Stock valued at the Purchase Price from time to time in effect that equals up to ten million dollars ($10,000,000) in the aggregate. YA Master's obligation to purchase shares of Common Stock under the Second SEDA is subject to certain conditions, including (i) the Company obtaining an effective registration statement for the shares of Common Stock sold under the Second SEDA, and (ii) periodic sales of shares of Common Stock to YA Master must be separated by a time period equal to five Trading Days, and (iii) the amount of any individual periodic sale designated by the Company in any Advance Notice shall not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The registration statement filed by the Company in connection with the Second SEDA was declared effective by the SEC as of August 24, 2011. As of the date hereof, the effective status of such registration statement has expired and on September 12, 2012 the Company filed a post-effective amendment to such registration statement with the SEC in order to again make Share Sales available to it pursuant to the Second SEDA. As of the date hereof such post-effective amendment has not yet been declared effective by the SEC.

The Company has utilized the First SEDA, the Second SEDA and the proceeds from its recent Rights Offering to fund its operations to date and intends, subject to the aforementioned post-effective amendment being declared effective by the SEC, to continue to utilize the Second SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the Warrants will thereafter become “in the money” and will be exercised. Such an exercise of Warrants would provide the significant amount of capital necessary to fund the OMAG Final Equity Investment into Omagine LLC and, should it be desirable at the time, a secured loan to Omagine LLC as outlined above. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amounts of financing necessary for it to execute its business plan as presently conceived. The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the First and Second SEDA, to fund its operations during the past three years through the date hereof.

Item 4 - Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Such controls also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company's chief executive and financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (the “DCP Evaluation”).

Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

OMAGINE, INC. (Registrant)

DATED: November 26, 2012	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer