Form 10-K/A
period 2011-12-31
Omagine, Inc.
filed 2013-01-22
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
( Amendment No. 2 )

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

As of May 17, 2012, the Registrant had outstanding 14,369,041 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

The Index to Exhibits appears on page 34 .

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 2 on Form 10-K/A (the “Second Amended Filing”) to amend (i) its annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”) and (ii) its annual report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 17, 2012 (the “First Amended Filing”).

In order to properly reflect the requirements of Regulation S-K and of ASC 915 as well as to reflect the consequences of the delays encountered by the Company in beginning its operations in Oman, this Second Amended Filing amends the Original Filing and the First Amended Filing by:

(i)
re-formatting the presentation of our financial statements to reflect our present status as a Development Stage Entity (“DSE”), as such term is defined in ASC 915 as issued by the Financial Accounting Standards Board, and

(ii)
removing, to comply with the guidance provided in Item 10(b) of Regulation S-K, our previously disclosed projection of future cash flows in recognition of our limited operating history, existing business conditions and the difficulty of making an accurate projection for a period which is seven years from an indeterminate future date; and removing any corresponding discussions related to such projection, and

(iii)	amending Item 9A - Controls and Procedures – to comply with the requirements of Items 307 and 308 of Regulation S-K, and
(iv)	amending Item 13 – Certain Relationships and Related Transactions, and Director Independence – Related Party Payables – to provide the information required by Item 404 of Regulation S-K for the related party payables referenced in Item 13.

This Second Amended Filing speaks as of the date hereof and it updates information contained in the Original Filing and in the First Amended Filing to reflect the inclusion of data and information required by Regulation S-K and by ASC 915 and the removal of our previously reported cash flow projection for a 7 year period beginning on an indeterminate future date. This Second Amended Filing does not update facts or events that may have occurred subsequent to the date of the First Amended Filing. This Second Amended Filing does not change any numbers previously reported in our financial statements contained in the Original Filing but it does change the presentation format of our financial statements to reflect the Company’s present status as a DSE and includes the additional information required pursuant to ASC 915 to be presented in the DSE financial statements.

This Second Amended Filing should be read in conjunction with the Original Filing and the First Amended Filing, and the filings made with the SEC subsequent to the Original Filing and the First Amended Filing, including any amendments to such filings.

Forward Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the DA with the Government, (v) future economic or financial performance, and (vi) assumptions underlying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements (i) reflect our current beliefs with respect to future events, (ii) involve, and are subject to, known and unknown risks, uncertainties and other factors affecting our operations and growth strategy, and (iii) could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●
the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to its intention to sign the agreed Development Agreement (“DA”) with Omagine LLC;

●	the uncertainty associated with military and political events in the Middle East and North Africa (the “MENA Region”) in general;
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and commercial property inventory or other adverse conditions in the Oman real estate market;
●
the impact of regional and international economies and future events (including natural disasters) on the Oman economy, on the Company’s business and operations in Oman, on tourism within and into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continuing destabilizing factors in, and continuing slow recovery of, the Oman, MENA Region, and international real estate markets, as well as the impact of continuing depressed levels of consumer and business confidence in the state of the Omani and international economies;

●	inflation, interest rates and movements in interest rates, and securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability; or
●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Introduction

We are a development stage company focused on entertainment, hospitality and real-estate development opportunities in the MENA Region and we focus on the design and development of unique tourism destinations.

Our mission is to develop, own and operate innovative projects in the MENA Region which have tourism components that are thematically imbued with culturally aware, historically faithful, and scientifically accurate entertainment experiences. We design the tourism elements of our development projects to be modern and stylish while emphasizing the world’s great art, music, culture, science and philosophy.

Our initial project -  the “Omagine Project” -  is planned to be developed in the Sultanate of Oman and is planned to be an archetype for our future projects in the MENA Region.  For a description of the Omagine Project, see “The Omagine Project” in this Item 1 below.

Omagine, Inc. (the "Registrant" or "Omagine, Inc.") is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. The Registrant is a holding company which was incorporated in Delaware in October 2004.

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

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects, primarily in the MENA Region.

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

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”). The DA has been approved by all the required Ministries of the Government of Oman.

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

(iii)
The CCC-Panama and CCC-Oman initial combined investments of 22,500 Omani Rials (equivalent to approximately $58,500) have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined investment balance of approximately $49,367,500 is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date .

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

3.		Omagine, Inc. will invest an aggregate of 300,000 Omani Rials in cash (equivalent to approximately $780,000) into Omagine LLC as follows:
	(i)	As of As of the date hereof Omagine, Inc. has invested an aggregate of 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC.
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

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in 2012 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s planned 2013 or beyond sales launch will be at least equal to the prices that are presently budgeted by Omagine LLC .

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

The sale of residential and commercial properties are expected to be Omagine LLC’s main revenue drivers and the increase over the last several years in the value of the land constituting the Omagine Site is expected to have a positive effect on revenue and on the valuation of the PIK.

Management cautions that investors should not place undue reliance on the aforementioned cost estimates as all such estimates and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the forecasted cost estimates will prove to be accurate. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's projections for them as expressed or implied by such forward-looking statements. Forecasts and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and such forecasts and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such forecasts and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the forecasts will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements attached hereto for the fiscal years 2011 and 2010 are development stage entity financial statements and have been audited by the Company's independent certified public accountants. All of the Company's operations were conducted through its wholly-owned JOL subsidiary and its 60% owned Omagine LLC subsidiary.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States for development stage entities and pursuant to the guidance contained in ASC 915 issued by the Financial Accounting Standards Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Results of Operations:

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Business - Products, Services - The Omagine Project").

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

As indicated in the report of the independent registered public accounting firm, the consolidated financial statements referred to above have been prepared for the Company as a development stage entity and assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

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

On December 8, 2011, the Company issued a total of 215,000 shares of Common Stock to six consultants for services rendered valued at $299,710.

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

Forward Looking Statements

As discussed above just prior to Part I of this report some of the statements contained in this report that are not statements of historical facts constitute "forward-looking statements" within the meaning of the Act.

Item 8. Financial Statements and Supplementary Data.

The response to this Item, commencing on Page F-1, is submitted as a separate section to this report on Form 10-K. The presentation of our financial statements has been re-formatted in this Second Amended Filing to reflect our present status as a Development Stage Entity, as such term is defined in ASC 915 issued by the Financial Accounting Standards Board.

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

Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company has adopted a web-based software solution in order to automate and streamline its compliance program and to enable the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies in the internal controls over financial reporting.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2011 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation did not identify the occurrence during the fourth fiscal quarter of 2011 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth fiscal quarter of 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary (1) ($)	(d) Stock Awards (2) ($)	(e) Accrued Salary Payable (1) ($)	(f) Option Awards (3) ($)	(g) Total ($)
Frank J. Drohan	2011	$125,000	$33,834	$0	$47,170	$206,004
Chief Executive and	2010	$0	$33,834	$125,000	$47,170	$206,004
Financial Officer	2009	$0	$34,524	$125,000	$47,170	$206,694

Charles P. Kuczynski	2011	$93,000	$35,444	$7,000	$23,585	$159,029
Vice-President &	2010	$40,000	$35,444	$45,000	$23,585	$144,029
Secretary	2009	$19,000	$36,250	$66,000	$23,585	$144,835

(1)	Amounts included under Column (c) represent cash salary payments and amounts included under Column (e) represent unpaid salary which has been accrued on Registrant's books.
(2)	Column (d) represents contributions of the Registrant's Common Stock to the accounts of eligible employees of its 401(k) Plan, valued at the closing bid price on the dates of such contributions.
(3)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named executive officer. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION - to the Company's audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2011.

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

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration

Frank J. Drohan	60,000	40,000	$2.60	September 23, 2018

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

(2)           For non-employee independent directors that have served on the Board for at least 3 years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting on the date of grant.

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

On July 1, 2005, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Louis J. Lombardo, a non-employee independent director, at an exercise price of $5.00 per share and these options expired unexercised on June 30, 2010. On January 1, 2008, the Company awarded options to purchase 6,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $4.00 and all such options are fully vested and they expire on December 31, 2012. On May 17, 2011, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $0.85 per share and such options are fully vested and they expire on May 16, 2016. The Board of Directors granted 50,000 One Year Options to Mr. Lombardo which are exercisable at $1.70 per share. Mr. Lombardo’s One Year Options vest (i) 25,000 upon issuance on January 2, 2012, and (ii) 25,000 on July 1, 2012 provided Mr. Lombardo remains as an independent director of the Company on July 1, 2012. Mr. Lombardo’s One Year Options require him to be an independent director of the Company at the time of (i) the vesting on July 1, 2012 of the 25,000 One Year Options, and (ii) the exercise of any One Year Options. All unexercised One Year Options will expire on December 31, 2012. On April 13, 2012, the Company awarded options to purchase 2,000 shares of its Common Stock to Mr. Lombardo at an exercise price of $1.70 per share and such options are fully vested and they expire on April 12 , 2017.

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

Related Party Payables

At December 31, 2011, the Company has included $1,024,802 of related party payables in its balance sheet. This amount consisted of notes (“Notes”) and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company. The Notes are attached hereto as Exhibits 10.11, 10.12, 10.13 and 10.14.

Such $1,024,802 of related party payables are due and owing as follows:

1.           Notes and accrued interest payable due to officers and directors of the Company:

	Dec. 31,	Oct. 31,
	2011	2012
Due to Frank J. Drohan, a director and the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$192,054	$0
Accrued interest	$51,649	$0

Due to Charles P. Kuczynski, a director and the secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$39,961	$39,961
Accrued interest	$10,747	$13,418

Due to Louis J. Lombardo, a director of the Company, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued interest	$18,685	$31,219

Totals	$463,096	$234,598

(1)
On March 31, 2012 a total of $243,703 representing the entire principal amount and accrued interest on Mr. Drohan’s Note as of March 31, 2012 was offset against the payment due from Mr. Drohan to the Company for the shares of Common Stock purchased by Mr. Drohan pursuant to the exercise of his Rights in the Rights Offering.

(2)	The amounts provided in the above chart reflect the largest aggregate amount of principal outstanding during the periods for which disclosures are provided.

2.           Unpaid salary and unreimbursed expenses due to officers and directors of the Company:

December 31, 2011
Due to Frank J. Drohan, a Director and the President of the Company	$298,114
Due to Charles P. Kuczynski, a Director and the Secretary of the Company	$139,250
Due to William Hanley, the Controller of the Company	$110,592
Due to Louis J. Lombardo, a Director of the Company	$4,750
Due to Kevin O'C. Green, a Director of the Company	$8,500
Due to Salvatore J. Bucchere, a Director of the Company	$500
Totals	$561,706

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2011 and December 31, 2010;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2011 and December 31, 2010, and the cumulative period from October 11, 2005 (inception) to December 31, 2011;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for the cumulative period from October 11, 2005 (inception) to December 31, 2011;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011 and December 31, 2010, and the cumulative period from October 11, 2005 (inception) to December 31, 2011 ;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The amended Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement expiring February 28, 2013 between Omagine, Inc. and the Empire State Building (14)
10.11	Convertible Promissory Note payable to Frank J. Drohan *
10.12	Convertible Promissory Note payable to Charles P. Kuczynski *
10.13	Convertible Promissory Note No. 1 payable to Louis Lombardo *
10.14	Convertible Promissory Note No. 2 payable to Louis Lombardo *
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant *
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of January 2013 .

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report has been signed below by the following persons on  January 22, 2013 on behalf of the Registrant and in the capacity indicated.

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
LOUIS J. LOMBARDO,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2011. The Company is a development stage entity as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. The presentation of the Company’s financial statements is in accordance with the guidance contained in ASC 915 for financial statements of development stage entities. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2011 , in conformity with accounting principles generally accepted in the United States.

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

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company restated its consolidated financial statements to present them in accordance with the guidance provided by ASC 915 for financial statements of development stage entities.

/s/ Michael T. Studer CPA P.C.
May 16, 2012 (except as to Notes 1 and 10 which are dated January 22, 2013) Freeport, New York

PART I - FINANCIAL  INFORMATION

OMAGINE, INC. AND SUBSIDIARIES
( A DEVELOPMENT STAGE ENTITY - As Restated - Note 10)
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

STOCKHOLDERS' DEFICIT (- As Restsated - Note 10)

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
12,853,701 shares in 2011 and 12,107,646 in 2010	12,854	12,108
Committed to be issued:
365,000 shares in 2011 and Zero shares in 2010	365
Capital in excess of par value	20,621,545	18,913,269
Deficit accumulated prior to development stage
commencing on October 11,2005 (As Restated - Note 10)	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11,2005 (As Restated - Note 10)	(12,876,729)	(11,072,278)
Total Omagine, Inc. stockholders' deficit	(1,443,109)	(1,348,045)
Noncontrolling interests in Omagine LLC	45,416	-

Total Stockholders' Deficit	(1,397,693)	(1,348,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$269,825	$167,925

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
( A DEVELOPMENT STAGE ENTITY-  As Restated - Note 10)
CONSOLIDATED STATEMENTS OF OPERATIONS

			October 11,2005
			(Inception of
			Development
			Stage to
	Year Ended December 31,		December 31,
	2011	2010	2011
REVENUE:			(As Restated - Note 10)
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including
stock-based compensation of $333,730 , $263,772 and
$934,901, respectively)	466,230	453,772	2,288,068
Professional fees	144,586	200,670	1,297,654
Consulting fees (including stock-based compensation
of $ $325,228, $ 18,768 and $381,532 respectively)	413,130	52,207	1,223,650
Commitment fees	300,000	-	300,000
Travel	114,908	180,418	858,138
Occupancy	133,118	136,067	740,462
Other general and administrative	196,956	215,141	1,447,076
Total Operating Expenses	1,768,928	1,238,275	8,155,048

OPERATING LOSS	(1,768,928)	(1,238,275)	(8,155,048)

OTHER (EXPENSE) INCOME (As Restated - Note 10)
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Amortization of debt discount	-	-	(93,910)
Interest income	-	-	8,805
Interest expense	(55,679)	(38,726)	(207,711)
Other (Expense) - Net	(55,679)	(38,726)	(4,368,069)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING OPERATIONS
DEVELOPMENT - As Restated - Note 10)	(1,824,607)	(1,277,001)	(12,523,117)

Add net loss attributable to noncontrolling interest in Omagine LLC	20,156		20,156

NET LOSS ATTRIBUTABLE TO OMAGINE, INC. - As Restated - Note 10)	(1,804,451)	(1,277,001)	(12,502,961)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS APPAREL	-	-	(345,990)

NET LOSS ACCUMLATED DURING THE DEVELOPEMNT STAGE	(1,804,451)	(1,277,001)	(12,848,951)

Net preferred stock dividends			27,778

LOSS APPLICABLE TO COMMON STOCKHOLDERS	(1,804,451)	(1,277,001)	$(12,876,729)

LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.11)	$(1.49)
LOSS PER SHARE - CONTINUING OPERATIONS -REAL ESTATE DEVELOPMENT			$(1.45)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL			$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,799,508	11,828,511	8,613,755

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 10)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
			Common Stock					Development	Development
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	Stage	Stage
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	Commencing	Commencing	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Par Value	October 11,2005	October 11,2005	Interests in Omagine LLC	Total
								(As Restated - Note 10)	(As Restated - Note 10)
Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161		-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	$-	12,853,701	$12,854	365,000	$365	$20,621,545	$(9,201,144)	$(12,876,729)	$45,416	$(1,397,693)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY -As Restated - Note 10)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11,
			2005(Inception
			of Development
			Stage to
			December 31,
			2011
	Year ended /December 31		As Restated -
	2011	2010	Note 10)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,804,451)	$(1,277,001)	$(12,502,961)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel			(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,156)	-	(20,156)
Depreciation and amortization	3,740	4,022	157,453
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	92,498	110,040	452,473
Issuance of Common Stock for Consulting fees	6,750	-	15,001
Issuance of Common Stock for 401K Plan contributions	72,500	72,500	270,000
Issuance of Common Stock for stockholder investor
relations	-	47,500	47,500
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	300,000	-	450,000
Issuance of stock grants to foreign consultants	299,710	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(18,476)	95	(18,228)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on convertible notes payable	51,061	33,424	158,585
Accounts payable	(16,800)	(52,629)	405,735
Accrued officers' payroll	259,501	230,299	945,635
Accrued expenses and other current liabilities	36,628	22,752	37,239
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(737,495)	(808,998)	(4,470,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,158)	(32,173)
Net cash flows used by investing activities	-	(1,158)	(32,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	8,659	(1,948)	(30,883)
Proceeds of issuance of convertible notes payable	-	250,000	790,000
Proceeds from sale of Common Stock	660,000	554,500	2,781,100
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of Common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	156,000	-	156,000
Net cash flows provided by financing activities	824,659	802,552	4,735,339

NET INCREASE (DECREASE) IN CASH	87,164	(7,604)	232,749

CASH BEGINNING OF PERIOD	148,217	155,821	2,632

CASH END OF PERIOD	$235,381	$148,217	$235,381

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$3,031	$4,320

Interest paid	$-	$-	$25,679

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired			$49,146
Goodwill acquired			5,079,919
Fair value of liabilities assumed			(243,782)
	-	-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	-	-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	-	-	$126,944
Issuance of Common Stock in payment of accounts payable	-	-	$342,030
Preferred stock dividend paid in Common Stock	-	-	$102,399
Issuance of Common Stock to two officers,pursuant to exercise of stock
options granted,satisfied by the reduction of salaries payable to them	$187,500	-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	-	$100,000	$100,000

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of the Business

Omagine, Inc. (“Omagine”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc. (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”). Omagine, JOL and LLC are collectively referred to as the “Company”. Both JOL and LLC are in the real estate development business. LLC is the local real estate development company established to do business in Oman.

Journey of Light Inc. (“JOL”) was acquired by the Company in October 2005. During 2005, 2006 and 2007 the Company had minimal operations and  revenue from  its other two then wholly-owned subsidiaries – Ty-Breakers Corp. (“Ty-Breakers”) and Contact Sports, Inc. (“Contact”). The businesses of both Ty-Breakers and Contact were discontinued during 2007 and Ty-Breakers and Contact were merged with and into their parent company in March 2008. On May 1, 2006 a contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled by the State of Qatar paying JOL $1 million.

The Company is a development stage entity (DSE) focused on entertainment, hospitality and real-estate development opportunities in the Middle East & North Africa (the “MENA Region”).

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements.

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period to December 31, 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. LLC is an Omani corporation, which was organized under the laws of the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

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

A summary of the status of the Company’s non-vested shares as of December 31, 2011 and 2010, and changes during the years ended is as presented below:

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

NOTE 6 - INCOME TAXES

Deferred tax assets are comprised of the following:

	December 31,
	2011	2010
Federal net operating loss
carry forwards	4,455,000	$3,995,000
State and city net operating loss
carry forwards, net of
federal tax benefit	1,272,000	1,168,000
	5,727,000	5,163,000
Less: Valuation allowance	5,727,000	5,163,000
Total	$-	$-

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

To reflect the requirements of Regulation S-K and ASC 915 and the consequences of the delays encountered by the Company in beginning its operations in Oman, the Company has restated its 2010 and 2011 financial statements (the “Financial Statements”) as originally issued by: re-formatting the presentation of the Financial Statements to reflect the Company’s present status as a Development Stage Entity (“DSE”) as such term is defined in ASC 915 issued by the Financial Accounting Standards Board,

The principal impact of the restatement is to reflect an additional column in both the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows which are part of the Financial Statements showing the cumulative results of operations and cumulative cash flows of the Company as a DSE from October 11, 2005 (the “Inception Date”) to December 31, 2011. In addition, the Consolidated Balance Sheets contained in the Financial Statements now include two separate rows in the Stockholders’ Deficit sections to distinguish the deficits accumulated from the Inception Date to (i) December 31, 2011, and (ii) December 31, 2010, from the deficit accumulated in periods prior to the Inception Date. Finally, the Consolidated Statement of Changes in Stockholders’ Deficit now includes cumulative information for the “short” period from October 11, 2005 (inception) to December 31, 2005 and for the years ended December 31, 2006 through December 31, 2011.

Captions have been added to the Financial Statements indicating that the Company is a Development Stage Entity and the Financial Statements now include amounts segregated for the Company’s apparel operations which had been in operation prior to the Inception Date but which were discontinued in 2007.

The Company has elected to disclose all noncash transactions (including those that occurred since the Inception Date) in the body of the Consolidated Statement of Cash Flows rather than in a separate Note to the Financial Statements.

The Nature of Business and Summary of Significant Accounting Policies contained in Note 1 to the Financial Statements have been augmented to describe the acquisition of JOL, the Inception Date of the DSE period, the  Company’s receipt of a $1,000,000 legal settlement from the State of Qatar and the discontinuance of the Company’s apparel operations. The Summary of Significant Accounting Policies also now describes DSE accounting as required by FASB ASC 915.

The restatement to conform the presentation of the Company's Financial Statements to the format that is in accordance with the guidance contained in ASC 915 for financial statements of a DSE has not changed numbers reported by the Company for its consolidated financial position, results of operations and cash flows in its originally issued Financial Statements at December 31, 2011 and 2010 and for the years then ended.