Form 10-Q/A
period 2012-09-30
Omagine, Inc.
filed 2013-01-22
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Amendment No. 1)

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

OMAGINE, INC.

INDEX
Forward-Looking Statements

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend its report on Form 10-Q for the three and nine month periods ended September 30, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2012 (the “Original Filing”). The Company is a development stage entity (“DSE”) as that term is defined in the guidance contained in ASC 915 issued by the Financial Accounting Standards Board. This Amended Filing includes the Company’s consolidated financial statements formatted as a DSE pursuant to the guidance contained in ASC 915 (the “DSE Financial Statements”).

This Amended Filing speaks as of the date hereof and it updates information contained in the Original Filing to reflect the inclusion of information required for DSE Financial Statements. Other than the foregoing, this Amended Filing does not update information contained in the Original Filing to reflect information or events that may have occurred subsequent to the date of the Original Filing or subsequent to any periods for which disclosure was otherwise provided in the Original Filing.

The DSE Financial Statements do not change any numbers previously reported in our financial statements contained in the Original Filing but the DSE Financial Statements do change the presentation format of our financial statements to reflect the Company’s present status as a development stage entity (“DSE”) and the DSE Financial Statements include the additional information required pursuant to ASC 915 to be presented in DSE Financial Statements.

This Amended Filing should be read in conjunction with the Original Filing, the Company’s Second Amended Filing on Form 10K/A for the fiscal year ended December 31, 2011 filed with the SEC on January 22, 2013 and the filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to such filings.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 10)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$207,159	$235,381
Prepaid expenses and other current assets	12,794	19,826
Total Current Assets	219,953	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	138,745	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	138,745	167,187
Less accumulated depreciation and amortization	(132,687)	(164,730)
	6,058	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$238,172	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$366,612	$647,949
Accounts payable	137,096	386,294
Accrued officers' payroll	421,116	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	92,808	87,111
Total Current Liabilities	1,017,632	1,667,518
Long Term Liabilities	-	-
TOTAL LIABILITIES	1,017,632	1,667,518

STOCKHOLDERS' DEFICIT: ( - As Restated - Note 10)

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: - none	-	-

Common Stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
14,369,041 shares in 2012 and 12,853,701 shares in 2011	14,369	12,854
Committed to be issued:
Zero shares in 2012 and 365,000 shares in 2011	-	365
Capital in excess of par value	23,393,242	20,621,545
Deficit accumulated prior to development stage
commencing on October 11, 2005 ( As Restated - Note 10)	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005 ( As Restated - Note 10)	(15,007,081)	(12,876,729)
Total Omagine, Inc. stockholders' deficit	(800,614)	(1,443,109)
Noncontrolling interests in Omagine LLC	21,154	45,416

Total Stockholders' Deficit	(779,460)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$238,172	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated  - Note 10)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		From the Period October 11, 2005 (Inception of Development Stage) to September 30, 2012
	2012	2011	2012	2011	( As Restated -
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Note 10)

REVENUE:
Total revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $266,302, $18,433, $875,156, $148,049
and $1,810,057 respectively)	342,552	97,683	1,105,406	365,549	3,393,474
Professional fees	8,615	34,425	22,977	89,580	1,320,631
Consulting fees (including stock-based compensation
of $173,967, $4,692, $525,151, $20,826 and
$ 570,188 respectively)	192,509	90,409	553,413	139,809	1,777,063
Commitment fees	-	-	-	300,000	300,000
Travel	46,938	23,119	118,413	77,109	976,551
Occupancy	30,058	27,412	88,733	110,620	829,195
Other selling general and administrative (including sponsorship fee of
$30,220 in 2012 periods)	81,578	52,027	234,994	167,871	1,682,070
Total Costs and Expenses	702,250	325,075	2,123,936	1,250,538	10,278,984

OPERATING LOSS	(702,250)	(325,075)	(2,123,936)	(1,250,538)	(10,278,984)

OTHER (EXPENSE) INCOME ( As Restated - Note 10)
Settlement of Qatar Real Estate development dispute	-	-	-	-	1,004,666
Impairment of goodwill	-	-	-	-	(5,079,919)
Interest expense	(7,867)	(14,032)	(30,678)	(41,419)	(238,389)
Amortization of Debt discount	-	-	-	-	(93,910)
Interest income	-	-	-	-	8,805
Other (Expense) - Net	(7,867)	(14,032)	(30,678)	(41,419)	(4,398,747)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT ( As Restated - Note 10)	(710,117)	(339,107)	(2,154,614)	(1,291,957)	(14,677,731)

Add net loss attributable to noncontrolling interests in Omagine LLC	3,623	1,644	24,262	1,644	44,418

NET LOSS ATTRIBUTABLE TO OMAGINE, INC. (As Restated - Note 10)	(706,494)	(337,463)	(2,130,352)	(1,290,313)	(14,633,313)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(706,494)	(337,463)	(2,130,352)	(1,290,313)	(14,979,303)

Net preferred stock dividends	-	-	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(706,494)	$(337,463)	$(2,130,352)	$(1,290,313)	$(15,007,081)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.15)	$(0.10)	$(1.61)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT					$(1.57)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL					$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,369,041	12,808,779	14,094,677	12,608,235	9,298,870

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY -  As Restated - Note 10)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT    (Unaudited)

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development Stage	Development Stage
			Common Stock					Commencing	Commencing	Noncontrolling
	Preferred Stock		Issued and Outstanding		Committed to be issued		Capital in	October 11, 2005	October 11, 2005	Interests in
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	(As Restated	(As Restated	Omagine
	Shares	Value	Shares	Value	Shares	Value	Par Value	- Note 10)	- Note 10)	LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	$-	$13,797,424	$(9,201,144)	$-	$-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705.00	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10.00	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-		-	3,250

Stock Option Expense	-	-	-	-	-	-	1,320,807	-	-	-	1,320,807

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000
					-	-
Stock Grant to a stockholder relations agent for fees	-	-	15,000	15	-	-	14,985	-	-	-	15,000

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401K Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(24,262)	(24,262)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	-	-	-	(2,130,352)	-	(2,130,352)

Balances at September 30, 2012	-	$-	14,369,041	$14,369	-	$-	$23,393,242	$(9,201,144)	$(15,007,081)	$21,154	$(779,460)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 10)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From the Period October 11, 2005 (Inception of Development Stage) to September 30, 2012
	2012	2011	( As Restated -
	(Unaudited)	(Unaudited)	Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,130,352)	$(1,290,313)	$(14,633,313)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel			(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(24,262)	(1,644)	(44,418)
Depreciation and amortization	2,574	2,805	160,027
Impairment of Goodwill		-	5,079,919
Stock based compensation related to stock options	1,320,807	69,374	1,773,280
Issuance of Common Stock for Consulting fees	3,250	6,750	18,251
Issuance of Common Stock for 401K Plan contributions	76,250	72,500	346,250
Issuance of Common Stock for stockholder investor relations	15,000		62,500
Issuance of Common Stock to foreign consultants			299,710
Cancellation of Common Stock issued for consulting services			(10,951)
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	-	300,000	450,000
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	7,032	350	(11,196)
Accounts receivable			86,665
Inventories			65,401
Other assets			(235)
Accounts payable	(240,198)	53,389	165,537
Customer deposits			(43,212)
Accrued expenses and other current liabilities	5,697	16,072	42,936
Accrued interest payable on convertible debentures	(4,694)	38,191	153,891
Accrued officers' payroll	119,250	177,501	1,064,885
Net cash flows used by operating activities	(849,646)	(555,025)	(5,320,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,175)	-	(38,348)
Net cash flows used by investing activities	(6,175)	-	(38,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	8,659	(24,923)
Proceeds from the issuance of Convertible Debentures			790,000
Proceeds from sale of Common Stock	90,000	500,000	2,871,100
Proceeds from exercise of common stock options and warrants			1,039,125
Purchase of Common Stock			(3)
Capital contributions from noncontrolling interests in Omagine LLC		156,000	156,000
Proceeds from the Rights Offering concluded March 30, 2012	731,639	-	731,639
Net cash flows provided by financing activities	827,599	664,659	5,562,938

NET INCREASE ( DECREASE) IN CASH	(28,222)	109,634	204,527
CASH BEGINNING OF PERIOD	235,381	148,217	2,632

CASH END OF PERIOD	$207,159	$257,851	$207,159

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,263	$1,289	$5,583

Interest paid	$8,247	$-	$33,926

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light, Inc. through issuance of
common stock and warrants:
Fair value of assets acquired			$49,146
Goodwill acquired			5,079,919
Fair value of liabilities assumed			(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividends paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers,pursuant to exercise of stock options
granted, satisfied by the reduction of salaries payable to them	$-	$187,500	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	(276,643)	-	(276,643)
Accounts payable	(9,000)	-	(9,000)
Accrued officers' payroll	(227,434)	-	(227,434)
Due officers and directors	(22,824)	-	(22,824)
Total	(535,901)	-	(535,901)
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-	$731,639

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION:

Nature of the Business

Omagine, Inc. (“Omagine”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc. (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”). Omagine, JOL and LLC are collectively referred to as the “Company”. Both JOL and LLC are in the real estate development business. LLC is a limited liability Omani real estate development company which was organized on November 23, 2009 under the laws of the Sultanate of Oman. Journey of Light Inc. (“JOL”) was acquired by the Company in October 2005.

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

Basis of Presentation

The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements.

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period, to September 30, 2012.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. All inter-company transactions have been eliminated in consolidation.

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s second amended annual report on Form 10-K/A for the Company’s fiscal year ended December 31, 2011 filed with the Securities & Exchange Commission (SEC) on January 22, 2013 (the “2nd Amended 10-K/A”) and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the SEC . These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2nd Amended 10-K/A .

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

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	528,000	$1.96	4.58	$207,060
Granted in Q1 2011	-	-	-	-
Exercised in Q1 2011	-	-	-	-
Forfeited / Expired in Q1 2011	-	-	-	-
Outstanding at March 31, 2011	528,000	$1.96	4.33	$1,360
Exercisable at March 31, 2011	404,000	$1.88	3.42	$1,360
Granted in Q2 2011	6,000	$0.85	4.92	-
Exercised in Q2 2011	-	-	-	-
Forfeited / Expired in Q2 2011	-	-	-	-
Outstanding June 30, 2011	534,000	$1.95	4.08	$277,360
Exercisable June 30, 2011	442,000	$1.82	3.67	$277,360
Granted in Q3 2011	-	-	-	-
Exercised in Q3 2011	(150,000	$1.25	-	-
Forfeited/Expired in Q3 2011	-	-	-	-
Outstanding September 30, 2011	384,000	$2.23	5.33	$717,820
Exercisable September 30, 2011	324,000	$2.16	5.00	$629,020

Outstanding at January 1, 2012	344,000	$2.01	5.67	90,360
Granted in Q1 2012	1,994,000	$1.70	0.75	-
Exercised in Q1 2012	-	-	-	-
Forfeited / Expired in Q1 2012	(50,000)	$1.70	-	-
Outstanding at March 31, 2012	2,288,000	$1.75	1.50	$85,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$85,860
Granted in Q2 2012	23,000	$1.70	0.92	-
Exercised in Q2 2012	-	-	-	-
Forfeited / Expired in Q2 2012	-	-	-	-
Outstanding at June 30, 2012	2,311,000	$1.75	1.25	63,160
Exercisable at June 30, 2012	1,293,500	$1.74	1.50	63,160
Granted in Q3 2012	-	-	-	-
Exercised in Q3 2012	-	-	-	-
Forfeited / Expired in Q3 2012	-	-	-	-
Outstanding at September 30, 2012	2,311,000	$1.75	0.92	402,410
Exercisable at September 30, 2012	2,281,000	$1.73	0.92	402,410

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

On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012 an independent Director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all other options then held by him was fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the January 2012 Options of the former independent director that died in April 2012, all January 2012 Options vest 50% on the date of issuance, 50% on July 1, 2012 and expire on December 31, 2012. All January 2012 Options provide for a cashless exercise feature and are exercisable at an exercise price of $1.70 per share.

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

To reflect the requirements of ASC 915 and the consequences of the delays encountered by the Company in beginning its operations in Oman, the Company has restated its financial statements for the year ended December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 (collectively, the “Financial Statements”) as originally issued by: re-formatting the presentation of the Financial Statements to reflect the Company’s present status as a Development Stage Entity (“DSE”) as such term is defined in ASC 915 issued by the Financial Accounting Standards Board.

The principal impact of the restatement is to reflect an additional column in both the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows which are part of the Financial Statements showing the cumulative results of operations and cumulative cash flows of the Company as a DSE from October 11, 2005 (the “Inception Date”) to September 30, 2012. In addition, the Consolidated Balance Sheets contained in the Financial Statements now include two separate rows in the Stockholders’ Deficit sections to distinguish the deficits accumulated from the Inception Date to: (i) December 31, 2011, and (ii) September 30, 2012, from the deficit accumulated in periods prior to the Inception Date. Finally, the Consolidated Statement of Changes in Stockholders’ Deficit now includes cumulative information for: (i) the “short” period from October 11, 2005 (inception) to December 31, 2005, (ii) the years ended December 31, 2006 through December 31, 2011, and (iii) the nine month period ended September 30, 2012.

Captions have been added to the Financial Statements indicating that the Company is a Development Stage Entity and the Financial Statements now include amounts segregated for the Company’s apparel operations which had been in operation prior to the Inception Date but which were discontinued in 2007.

The Nature of Business and Basis of Presentation contained in Note 1 to the Financial Statements have been augmented to describe the acquisition of JOL, the Inception Date of the DSE period, the Company’s receipt of a $1,000,000 legal settlement from the State of Qatar and the discontinuance of the Company’s apparel operations. The Basis of Presentation also now describes DSE accounting as required by FASB ASC 915.

The restatement to conform the presentation of the Company's Financial Statements to the format that is in accordance with the guidance contained in ASC 915 for financial statements of a DSE has not changed numbers reported by the Company for its consolidated financial position, results of operations and cash flows in its originally issued Financial Statements at December 31, 2011 and for the year then ended nor in its originally issued Financial Statements at September 30, 2012 and 2011 and for the three and nine month periods then ended.

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

Our initial project -  the “Omagine Project” -  is planned to be developed in the Sultanate of Oman and is planned to be an archetype for our future projects in the MENA Region.  For a description of the Omagine Project, see “The Omagine Project” in this Item 2 below.

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

The Company is a development stage entity and it is not expected to generate revenue until after the occurrence of an event – the development of the Omagine Project - which, as of the date hereof, is not certain to occur. Management is presently examining other possible sources of revenue which, subject to the Development Agreement being executed, may be added to the Company’s operations.

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

A staff member in attendance stated that MOT did not have a copy of the Shareholder Agreement. This was incorrect. We explained to Her Excellency that Omagine LLC had delivered a copy of the Shareholder Agreement to MOT in June 2011 and we then offered to deliver another copy to MOT by the following Saturday, September 8th . Her Excellency was pleased with this, asked that we deliver it personally to her, and directed her staff to give us a written reply the next day (September 9) outlining any remaining issues that MOT needed to be resolved before the DA signing.

Shortly after the conclusion of the meeting on September 5th , we received an email from Her Excellency’s staff stating that upon receipt by MOT of the Shareholder Agreement on September 8th , MOT would “send you a letter holding details of our requirements on Wednesday the 12th of September, 2012 instead of Sunday the 9th“. We delivered a copy of the Shareholder Agreement to Her Excellency, the Under-Secretary on September 8th and eleven days later on September 19th we received a letter (the “MOT Letter”) from MOT.

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

On October 13th , we received some immaterial suggested changes to the drafts from MOT.

Later that day on October 13th , we notified MOT that we accepted all their suggested changes and promptly signed the letters on behalf of Omagine, Inc., had CCC-Oman sign on behalf of CCC-Oman and sent it to Athens where it was signed by CCC-Panama.

On October 23rd , we met with RCA and delivered the two letters (signed by CCC and the Company), for signature by RCA whereupon RCA objected to the one letter requiring the Transformation into a joint-stock company before the DA signing. RCA (correctly) stated that this was unnecessary and would merely delay the DA signing. The RCA representative immediately called H.E. Maitha who was unavailable at the time. The eight day EID holiday followed after this.

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

In the event that the Transformation is done after we sign the DA, then subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the Cash Investment equal to 210,000 Omani Rials which is equivalent to approximately $546,000 (the “OMAG Final Equity Investment”) will be invested by the Company after the DA is signed and received by Omagine LLC from Omagine, Inc.

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

Rights Offering and Warrant Distribution

The Company conducted a “Rights Offering and Warrant Distribution” between February 24, 2012 and March 30, 2012 for the sole benefit of its shareholders of record as of February 24, 2012 (the “Record Shareholders”). Record Shareholders who are residents of the State of California are the “California Record Shareholders”. Pursuant to the terms of the Rights Offering and Warrant Distribution the California Record Shareholders were not permitted to participate in the Rights Offering and Warrant Distribution until the registration and/or qualification in California of the rights, warrants and the common stock underlying the rights and warrants was approved by the California Department of Corporations (the “California Approval”).

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

The Company is presently a development stage entity and is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, Omagine, Inc. will derive revenue, on and subsequent to the Financing Agreement Date, from (i) the payment to it by Omagine LLC of the $10 million Success Fee, and (ii) the reimbursement to it by Omagine LLC of the Pre-Development Expense Amount. The Company is presently planning to enter businesses other than real estate development - and ancillary to, and derivative of, the Omagine Project - subsequent to signing the Development Agreement and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's forecasts for them as expressed or implied by such forward-looking statements. Forecasts and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and such forecasts and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such forecasts and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the forecasts will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements which, speak only as of the date hereof.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2012 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2011

The Company is a development stage entity and did not generate any revenue or incur any cost of sales during the third quarter of 2012 or 2011. Selling, general and administrative (“SG&A”) expenses were $702,250 in the third quarter of 2012 compared to $325,075, in the second quarter of 2011. This increase of $377,175 (116%) was primarily attributable to a $417,145 non-cash charge for increased stock option expense associated with the issuance of January 2012 Options awarded in January 2012, increase in Travel Expenses of $23,818, increase in sponsorship fees of $30,220 and various other net SG&A expenses of $1,477, net of decreases in Legal Fees of $28,310 and non stock-based Consulting Fees of $67,175.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS.
NINE MONTHS ENDED SEPTEMBER 30, 2011

The Company is a development stage entity and had no revenue during the nine month periods ended September 30, 2012 or September 30, 2011. SG&A expenses were $2,123,936 during the first nine months of 2012 compared to $1,250,538 for the first nine months of 2011.This increase of $873,398 (70%) was primarily attributable to an $1,251,433 non-cash charge for increased stock option expense associated with the issuance of January 2012 Options awarded in January 2012, increase in Stockholder Relations of $43,303, an increase in sponsorship fees of $30,220 and travel expenses of $41,303 net of decreases of $300,000 in commitment fees, $95,893 in Legal Fees and $94,221 in non stock-based Consulting Fees and $2,747 in net SG&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES :

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

The continuation of Omagine LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine, Inc. and it is planned that such activities will, to a large extent, continue to be financed by Omagine, Inc. until the DA is signed. The continuation of the Company’s operations is dependent upon its ability to secure financing for its operations until such time as the DA is signed, the Financing Agreement Date occurs and Omagine LLC begins paying Omagine, Inc. the $10 million Success Fee and the Pre-Development Expense Amount. The Company’s consolidated financial statements contained in this report have been prepared for the Company as a development stage entity and assuming that the Company will continue as a going concern (see Note 2 to the consolidated financial statements).

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

ITEM 6.   Exhibits

Exhibits numbered in accordance with Item 601(a) of Regulation S-K

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
3.2	Certificate of Ownership and Merger (3)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The Hamdan Amendment Agreement (14)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement between Omagine, Inc. and the Empire State Building (14)
10.11	Convertible Promissory Note payable to Frank J. Drohan (16)
10.12	Convertible Promissory Note payable to Charles P. Kuczynski (16)
10.13	Convertible Promissory Note No. 1 payable to Louis Lombardo (16)
10.14	Convertible Promissory Note No. 2 payable to Louis Lombardo (16)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5	Letter dated May 9, 2012 from the Minister of Tourism to Omagine LLC (15)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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
(16)
Previously filed with the SEC on January 22, 2013 as an exhibit to the Company’s Amendment Number 2 on Form 10-K/A amending (a) the Company’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: January 22, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer