Form 10-K/A
period 2011-12-31
Omagine, Inc.
filed 2013-02-13
CIK 820600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 0-17264

Omagine, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-2876380
(State of incorporation)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, Suite 4815-47, New York, N.Y. 10118
(Address of Principal Executive Offices)

Registrant's telephone number and area code: (212) 563-4141

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended ("Securities Act"). [ ] Yes  [x] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of  the Securities Exchange Act of 1934 (the "Act"). [  ] Yes [x] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of May 17, 2012, the Registrant had outstanding 14,369,041 shares of Common Stock, par value $.001 per share ("Common Stock").

Omagine, Inc.

Table of Contents to Amendment No. 3 to the Annual Report on Form 10-K
Fiscal Year Ended December 31, 2011

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 3 on Form 10-K/A (the “3rd Amended Filing”) to amend (i) its annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”) and (ii) its annual report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 17, 2012 (the “1st Amended Filing”) and (iii) its annual report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on January 22, 2013 (the “2nd Amended Filing”).

This 3rd Amended Filing restates “Item 9A, Controls and Procedures” of the Original Filing, the 1st Amended Filing and the 2nd Amended Filing.

This 3rd Amended Filing continues to speak as of the date of the Original Filing and except as expressly set forth herein this 3rd Amended Filing does not update information contained in the Original Filing, the 1st Amended Filing or the 2nd Amended Filing to reflect facts or events that may have occurred subsequent to the dates of such Filings or subsequent to any periods for which disclosure was otherwise provided in such Filings.

This 3rd Amended Filing does not affect the Company’s consolidated financial statements for any period. This 3rd Amended Filing should be read in conjunction with the Original Filing, the 1st Amended Filing and the 2nd Amended Filing and the filings made with the SEC subsequent to such Filings, including any amendments to such filings. Because this Amendment No. 3 does not include financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On November 15, 2012, the Company concluded that as of December 31, 2011, it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At December 31, 2011 the Company had concluded that it was not a DSE. Based on this DCP Evaluation, the Company’s chief executive and financial officer has now concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

Management has now reassessed the effectiveness of our internal control over financial reporting as of December 31, 2011 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company has adopted a web-based software solution in order to automate and streamline its compliance program and to enable the Company to document and assess the design of controls, track the testing of their effectiveness and locate and remedy any deficiencies in the internal controls over financial reporting.

Management’s Assessment

Based upon the ICFR Evaluation, management’s reassessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2011 was ineffective and (ii) there were material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibit index below lists the exhibit that is filed as part of this 3rd Amended Filing.

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 3rd Amended Filing to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February 2013.

Omagine, Inc.

/s/Frank J. Drohan,
Frank J. Drohan, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to the Annual Report has been signed below by the following persons on February 13, 2013 on behalf of the Registrant and in the capacity indicated.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

By:	/s/ William Hanley
WILLIAM HANLEY, Controller and
Principal Accounting Officer

By:	/s/ Charles P. Kuczynski
CHARLES P. KUCZYNSKI,
Vice President, Secretary and Director

By:	/s/ Louis J. Lombardo
LOUIS J. LOMBARDO,
Director

EXHIBIT INDEX

Exhibit 31	Sarbanes-Oxley 302 certification