Form 10-Q/A
period 2012-09-30
Omagine, Inc.
filed 2013-02-13
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Amendment No. 2)

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

Omagine, Inc.

Table of Contents to Amendment No. 2 to the Quarterly Report on Form 10-Q
For the Period Ended September 30, 2012

ITEM		PAGE

	EXPLANATORY NOTE	2

	PART I

4.	Controls and Procedures	3

	PART II

6.	Exhibits –Exhibit Index	3

	SIGNATURES	4

	Exhibit 31

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 2 on Form 10-Q/A (the “Second Amended Filing”) to amend (i) its report on Form 10-Q for the three and nine month periods ended September 30, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2012 (the “Original Filing”) and (ii) its report on Form 10-Q/A for the three and nine month periods ended September 30, 2012 filed with the SEC on January 22, 2013 (the “First Amended Filing”).

This Second Amended Filing restates “Item 4, Controls and Procedures” of the Original Filing and the First Amended Filing.

This Second Amended Filing continues to speak as of the date of the Original Filing and except as expressly set forth herein this Second Amended Filing does not update information contained in the Original Filing or the First Amended Filing to reflect facts or events that may have occurred subsequent to the dates of such filings or subsequent to any periods for which disclosure was otherwise provided in such filings.

This Second Amended Filing does not affect the Company’s consolidated financial statements for any period. This Second Amended Filing should be read in conjunction with the Original Filing, the First Amended Filing, and the Company’s Amendment No. 2 on Form 10K/A for the fiscal year ended December 31, 2011 filed with the SEC on January 22, 2013 and the filings made with the SEC subsequent to such filings, including any amendments to such filings.

Because this Second Amended Filing does not include financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 4                      Controls and Procedures

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

On November 15, 2012, the Company concluded that as of September 30, 2012, it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At September 30, 2012 the Company had concluded that it was not a DSE. Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.                      Exhibits

The exhibit index below lists the exhibit that is filed as part of this Second Amended Filing.

Exhibit 31	Sarbanes-Oxley 302 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

DATED: February 13, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer

4