Form 10-Q/A
period 2012-03-31
Omagine, Inc.
filed 2013-02-28
CIK 820600

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

OMAGINE, INC.

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend its report on Form 10-Q for the three month period ended March 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2012 (the “Original Filing”).

In order to properly reflect the requirements of Regulation S-K and of ASC 915 as well as to reflect the consequences of the delays encountered by the Company in beginning its operations in Oman, this Amended Filing amends the Original Filing by:

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

(iii)	amending and restating “Item 4 - Controls and Procedures” of the Original Filing.

This Amended Filing (a) includes the Company’s consolidated financial statements for the three month period ended March 31, 2012 formatted as a DSE pursuant to the guidance contained in ASC 915 (the “DSE Financial Statements”), (b) speaks as of the date hereof, (c) updates information contained in the Original Filing to reflect the inclusion of data and information required by Regulation S-K and by ASC 915, (d) removes our previously reported cash flow projection for a 7 year period beginning on an indeterminate future date, and (e) amends and restates “Item 4 - Controls and Procedures” of the Original Filing.

Other than the foregoing, this Amended Filing does not update information contained in the Original Filing to reflect information, facts or events that may have occurred subsequent to the date of the Original Filing or subsequent to any periods for which disclosure was otherwise provided in the Original Filing nor does it modify or update those disclosures affected by subsequent events. Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing.

The DSE Financial Statements do not change any numbers previously reported in our financial statements contained in the Original Filing but the DSE Financial Statements do change the presentation format of our financial statements to reflect the Company’s present status as a DSE and the DSE Financial Statements include the additional information required pursuant to ASC 915 to be presented in DSE Financial Statements.

This Amended Filing should be read in conjunction with the Original Filing, the Company’s Second Amended Filing on Form 10K/A for the fiscal year ended December 31, 2011 filed with the SEC on January 22, 2013, and the filings made with the SEC subsequent to the Original Filing, including any amendments to such filings.

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 9)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$114,113	$235,381
Subscriptions Receivable - Rights Offering	$731,639	$-
Prepaid expenses and other current assets	19,826	19,826
Total Current Assets	865,578	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	136,004	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	136,004	167,187
Less accumulated depreciation and amortization	(131,157)	(164,730)
	4,847	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$882,586	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$380,406	$647,949
Accounts payable	376,074	386,294
Accrued officers' payroll	363,615	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	77,648	87,111
Total Current Liabilities	1,197,743	1,667,518
Long Term Liabilities	-	-
TOTAL LIABILITIES	1,197,743	1,667,518

STOCKHOLDERS' DEFICIT: (As Restated - Note 9)

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: none	-	-

Common Stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
13,304,175 shares in 2012 and 12,853,701 shares in 2011	13,304	12,854
Committed to be issued:
1,014,032 shares in 2012 and 365,000 shares in 2011	1,014	365
Capital in excess of par value	22,434,158	20,621,545
Deficit accumulated prior to development stage
commencing on October 11, 2005 ( As Restated - Note 9)	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005 ( As Restated - Note 9)	(13,595,146)	(12,876,729)
Total Omagine, Inc. stockholders' deficit	(347,814)	(1,443,109)
Noncontrolling interests in Omagine LLC	32,657	45,416

Total Stockholders' Deficit	(315,157)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$882,586	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated  - Note 9)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		From the Period October 11, 2005 (Inception of Development Stage) to March 31, 2012
	2012	2011	(As Restated -
	(Unaudited)	(Unaudited)	Note 9)

REVENUE:
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $265,073, $90,933 and $1,199,974
and $1,543,755, respectively)	342,823	163,433	2,630,891
Professional fees	11,027	42,390	1,308,681
Consulting fees (including stock-based compensation
of $172,849, $4,692 and $217,886 respectively)	197,554	35,942	1,421,204
Commitment fees	-	-	300,000
Travel	18,319	15,486	876,457
Occupancy	45,406	32,418	785,868
Other selling general and administrative	101,993	42,646	1,549,069
Total Costs and Expenses	717,122	332,315	8,872,170

OPERATING LOSS	(717,122)	(332,315)	(8,872,170)

OTHER (EXPENSE) INCOME (As Restated - Note 9)
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Interest expense	(14,054)	(13,327)	(221,765)
Amortization of Debt discount	-	-	(93,910)
Interest income	-	-	8,805
Other (Expense) - Net	(14,054)	(13,327)	(4,382,123)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT ( As Restated - Note 9)	(731,176)	(345,642)	(13,254,293)

Add net loss attributable to noncontrolling interests in Omagine LLC	12,759	-	32,915

NET LOSS ATTRIBUTABLE TO OMAGINE, INC. (As Restated - Note 9)	(718,417)	(345,642)	(13,221,378)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(718,417)	(345,642)	(13,567,368)

Net preferred stock dividends	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(718,417)	$(345,642)	$(13,595,146)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)	$(1.48)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT			$(1.44)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL			$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	13,293,369	12,240,373	9,198,707

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY -  As Restated - Note 9)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT   (Unaudited)

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development Stage	Development Stage
			Common Stock					Commencing	Commencing
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	October 11, 2005	October 11, 2005	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	(As Restated	(As Restated	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	-Note 9)	- Note 9)	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	$-	$13,797,424	$(9,201,144)	$-	$-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10.00	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,017,004)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	212,888

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(588,912)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock
committed for stock options exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-		-	3,250

Stock Option Expense	-	-	-	-	-	-	437,922	-	-	-	437,922

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grant to a stockholder relations agent for fees	-	-	15,000	15	-	-	14,985	-	-	-	15,000

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Adjustments for noncontrolling
interests in Omagine LLC	-	-	-	-	-	-	-	-	-	(12,759)	(12,759)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	-	-	-	(718,417)	-	(718,417)

Balances at March 31, 2012	-	$-	13,304,175	$13,304	1,014,032	$1,014	$22,434,158	$(9,201,144)	$(13,595,146)	$32,657	$(315,157)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 9)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		From the Period October 11, 2005 (Inception of Development Stage) to March 31, 2012
	2012	2011	( As Restated -
	(Unaudited)	(Unaudited)	Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(718,417)	$(345,642)	$(13,221,378)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(12,759)	-	(32,915)
Depreciation and amortization	1,044	935	158,497
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	437,922	23,125	890,395
Issuance of Common Stock for Consulting fees	3,250	6,750	18,251
Issuance of Common Stock for 401(k) Plan contributions	-	72,500	270,000
Issuance of Common Stock for stockholder investor relations	15,000	-	62,500
Issuance of Common Stock to foreign consultants	-	-	299,710
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	-	-	450,000
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	-	(10,587)	(18,228)
Accounts receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accounts payable	(1,220)	(38,566)	404,515
Customer deposits	-	-	(43,212)
Accrued expenses and other current liabilities	(9,463)	4,980	27,776
Accrued interest payable on convertible debentures	9,100	12,591	167,685
Accrued officers' payroll	61,749	52,500	1,007,384
Net cash flows used by operating activities	(213,794)	(221,414)	(4,684,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,434)	-	(35,607)
Net cash flows used by investing activities	(3,434)	-	(35,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	(160)	(24,923)
Proceeds from the issuance of Convertible Debentures	-	-	790,000
Proceeds from sale of Common Stock	90,000	175,000	2,871,100
Proceeds from exercise of common stock options and warrants	-	-	1,039,125
Purchase of Common Stock	-	-	(3)
Capital contributions from noncontrolling interests in Omagine LLC	-	-	156,000
Net cash flows provided by financing activities	95,960	174,840	4,831,299

NET INCREASE ( DECREASE) IN CASH	(121,268)	(46,574)	111,481
CASH BEGINNING OF PERIOD	235,381	148,217	2,632

CASH END OF PERIOD	$114,113	$101,643	$114,113

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,000	$1,143	$5,320

Interest paid	$4,953	$736	$30,632

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light, Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividends paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock options
granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	(276,643)	-	(276,643)
Accounts payable	(9,000)	-	(9,000)
Accrued officers' payroll	(227,434)	-	(227,434)
Due officers and directors	(22,824)	-	(22,824)
Total	(535,901)	-	(535,901)
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-	$731,639

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

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

During 2005, 2006 and 2007 the Company had minimal operations and revenue from its other two then wholly-owned subsidiaries - Ty-Breakers Corp. (“Ty-Breakers”) and Contact Sports, Inc. (“Contact”). The businesses of both Ty-Breakers and Contact were discontinued during 2007 and Ty-Breakers and Contact were merged with and into their parent company in March 2008. On May 1, 2006 a contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled by the State of Qatar paying JOL $1 million.

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

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period, to March 31, 2012.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. All inter-company transactions have been eliminated in consolidation.

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s second amended annual report on Form 10-K/A for the Company’s  fiscal year ended December 31, 2011 filed with the Securities & Exchange Commission (“SEC”) on January 22, 2013 (the “2nd Amended 10-K/A”) and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of operating results for the respective full years.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2nd Amended 10-K/A.

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

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. As of the date hereof the shareholders of Omagine LLC and their associated ownership percentages as registered with the Government of Oman are as follows::

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	March 31,	December 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	39,961	39,961
Accrued Interest	11,544	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	22,425	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	23,045	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	75,000	100,000
Accrued Interest	8,431	13,678

Totals	$380,406	647,949

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

The following is a summary of stock option activity under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”) for the three months ended March 31, 2012 and 2011:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	528,000	$1.96	4.58	$207,060

Granted in Q1 2011	-	-	-	-
Exercised in Q1 2011	-	-	-	-
Forfeited / Expired in Q1 2011	-	-	-	-
Outstanding at March 31, 2011	528,000	$1.96	4.33	$1,560
Exercisable at March 31, 2011	404,000	$1.88	3.42	$1,560

Outstanding at January 1, 2012	344,000	$2.01	5.67	$13,860

Granted in Q1 2012	1,994,000	$1.70	-	-
Exercised in Q1 2012	-	-
Forfeited / Expired in Q1 2012	(50,000	$1.70	-	-
Outstanding at March 31, 2012	2,288,000	1.75	1.50	$30,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$30,860

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

Simultaneously with the rights offering the Company also distributed a total of 6,404,400 common stock purchase warrants (“Warrants”) to common stockholders of record on February 24, 2012. 3,202,200 Warrants are exercisable into common stock at an exercise price of $5.00 per share and 3,202,200 Warrants are exercisable into common stock at an exercise price of $10.00 per share. The $5.00 Warrants and the $10.00 Warrants expire on December 31, 2013 unless, upon a 30 day prior notice to the Warrant holders, they are redeemed earlier by the Company. The Warrants do not contain any anti-dilution provisions and may be exercised only for whole shares of Common Stock. The Warrant Exercise Prices and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

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

The approximately $27,302 estimated fair value of such One Year Options (using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month, (iii) 161% expected volatility, (iv) 0.10% (9 month term) and 0.04% (6 month term) risk free interest rates) will be expensed evenly over the requisite 2012 service period of the One Year Options.

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

To reflect the requirements of ASC 915 and the consequences of the delays encountered by the Company in beginning its operations in Oman, the Company has restated its financial statements for the year ended December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 (collectively, the “Financial Statements”) as originally issued by re-formatting the presentation of the Financial Statements to reflect the Company’s present status as a Development Stage Entity (“DSE”) as such term is defined in ASC 915 issued by the Financial Accounting Standards Board.

The principal impact of the restatement is to reflect an additional column in both the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows which are part of the Financial Statements showing the cumulative results of operations and cumulative cash flows of the Company as a DSE from October 11, 2005 (the “Inception Date”) to March 31, 2012. In addition, the Consolidated Balance Sheets contained in the Financial Statements now include two separate rows in the Stockholders’ Deficit sections to distinguish the deficits accumulated from the Inception Date to: (i) December 31, 2011, and (ii) March 31, 2012, from the deficit accumulated in periods prior to the Inception Date. Finally, the Consolidated Statement of Changes in Stockholders’ Deficit now includes cumulative information for: (i) the “short” period from October 11, 2005 (inception) to December 31, 2005, (ii) the years ended December 31, 2006 through December 31, 2011, and (iii) the three month period ended March 31, 2012.

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

The restatement to conform the presentation of the Company's Financial Statements to the format that is in accordance with the guidance contained in ASC 915 for financial statements of a DSE has not changed numbers reported by the Company for its consolidated financial position, results of operations and cash flows in its originally issued Financial Statements at December 31, 2011 and for the year then ended nor in its originally issued Financial Statements at March 31, 2012 and 2011 and for the three month periods then ended.

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

We have also received a copy of a letter to Omagine LLC from the Minister of Tourism, His Excellency Ahmed Al Mahrizi (the “Minister’s Letter”). The Minister’s Letter requested Omagine LLC to provide certain information which in management’s opinion has either already (i) been previously provided by us to MOT, or (ii) covered by the agreed terms of the Final DA. In view of our many similar prior experiences with MOT, we do not find this to be unusual. As has frequently been the case in the past, full clarity is only expected to emerge after detailed in person discussions with MOT. At the present time however, it is unclear to us if the Minister’s Letter represents the MOLA Response or if it represents requests by MOT in addition to the MOLA Response, or both. The Minister’s Letter, which requested documentation on 4 items, is attached hereto as Exhibit 99.5 . As of the date hereof management does not anticipate any difficulty in providing (a) the documentation required by items (ii) and (iii) of the Minister’s Letter, or (b) the explanatory documentation indicating the parties prior written agreement with respect to items (i) and (iv) of the Minister’s letter. Management presently expects that all 4 matters raised by the Minister’s Letter will be resolved and agreed by MOT and Omagine LLC.

The Minister’s Letter seems to indicate MOT’s anticipated “approval of the Omagine project” and its willingness to “enter into a development agreement for the project”. Notwithstanding the foregoing however, it will be necessary for management and the New Shareholders to meet with Her Excellency Maitha and possibly other MOT staff in person in order to attain absolute clarity in written form before we are able to state with certainty that this process is completed and agreed by all parties. Subsequent to such meeting with Her Excellency Maitha, management will respond in writing to the Minister’s Letter and to the matters, if any, that may be raised by Her Excellency Maitha.

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

As the development program becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on current assumptions of Omagine LLC’s updated development program that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between approximately $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate projections for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in 2012 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their overheated 2007/2008 peaks, such residential prices during the Omagine Project’s planned 2013 or beyond sales launch will be at least equal to the prices that are presently budgeted by Omagine LLC.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's forecasts for them as expressed or implied by such forward-looking statements. Forecasts and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and, unless otherwise indicated to the contrary, such forecasts and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such forecasts and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the forecasts will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2012 vs.
THREE MONTHS ENDEDMARCH 31, 2011

The Company is a development stage entity and did not generate any revenue or incur any cost of sales in the first quarter of 2012 or 2011.

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

The Company experienced an operating loss of $718,417 during the first quarter of 2012 as compared to an operating loss of $345,642 during the same period in the previous fiscal year. This $372,775 (108%) increase in the Company’s operating loss is primarily attributable to the fact that it is a DSE and generated no revenue, as well as to the increased non-cash charges of $437,922 for stock option expense associated with the One Year Options and to the other net decreases in SG&A costs discussed in the preceding paragraph.

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

The Company will need to generate revenue in order to attain profitability. The Company is a development stage entity and is not expected to generate revenue until after the development of the Omagine Project is significantly underway, an event which, as of the date hereof, is not certain to occur.

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

On November 15, 2012, the Company concluded that as of March 31, 2012, it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At March 31, 2012 the Company had concluded that it was not a DSE. Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. - Unregistered Sales of Equity Securities and Use of Proceeds

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

ITEM 6. - Exhibits

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

OMAGINE, INC. (Registrant)

DATED: February 28, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer