Form 10-Q/A
period 2012-06-30
Omagine, Inc.
filed 2013-02-28
CIK 820600

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

OMAGINE, INC.

EXPLANATORY NOTE

Omagine, Inc. (the “Company”) is filing this amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend its report on Form 10-Q for the three and six month periods ended June 30, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2012 (the “Original Filing”).

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

This Amended Filing (a) includes the Company’s consolidated financial statements for the three and six month periods ended June 30, 2012 formatted as a DSE pursuant to the guidance contained in ASC 915 (the “DSE Financial Statements”), (b) speaks as of the date hereof, (c) updates information contained in the Original Filing to reflect the inclusion of data and information required by Regulation S-K and by ASC 915, and (d) removes our previously reported cash flow projection for a 7 year period beginning on an indeterminate future date, and (e) amends and restates “Item 4 - Controls and Procedures” of the Original Filing.

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

PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 9)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$401,467	$235,381
Prepaid expenses and other current assets	3,000	19,826
Total Current Assets	404,467	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	138,108	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	138,108	167,187
Less accumulated depreciation and amortization	(132,275)	(164,730)
	5,833	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$422,461	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$358,874	$647,949
Accounts payable	117,826	386,294
Accrued officers' payroll	367,366	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	88,007	87,111
Total Current Liabilities	932,073	1,667,518
Long Term Liabilities	-	-
TOTAL LIABILITIES	932,073	1,667,518

STOCKHOLDERS' DEFICIT: (As Restated - Note 9)

Preferred stock:
$0.001 par value,
Authorized: 850,000 shares,
Issued and outstanding: none	-	-

Common Stock:
$0.001 par value,
Authorized: 50,000,000 shares,
Issued and outstanding:
14,369,041 shares in 2012 and 12,853,701 shares in 2011	14,369	12,854
Committed to be issued:
Zero shares in 2012 and 365,000 shares in 2011	-	365
Capital in excess of par value	22,952,973	20,621,545
Deficit accumulated prior to development stage
commencing on October 11, 2005 ( As Restated - Note 9)	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005 ( As Restated - Note 9)	(14,300,587)	(12,876,729)
Total Omagine, Inc. stockholders' deficit	(534,389)	(1,443,109)
Noncontrolling interests in Omagine LLC	24,777	45,416

Total Stockholders' Deficit	(509,612)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$422,461	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated  - Note 9)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		From the Period October 11, 2005 (Inception of Development Stage) to June 30, 2012
	2012	2011	2012	2011	(As Restated -
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Note 9)

REVENUE:
Total revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $343,781, $18,433, $608,854, $109,366
and $1,543,755, respectively)	420,031	104,433	762,854	267,866	3,050,922
Professional fees	3,335	12,765	14,362	55,155	1,312,016
Consulting fees (including stock-based compensation
of $178,335, $11,442, $351,184, $16,133 and
$ 396,221, respectively)	163,350	13,458	360,904	49,400	1,584,554
Commitment fees	-	300,000	-	300,000	300,000
Travel	53,156	38,504	71,475	53,990	929,613
Occupancy	13,269	50,791	58,675	83,208	799,137
Other selling general and administrative	51,423	73,198	153,416	115,845	1,600,492
Total Costs and Expenses	704,564	593,149	1,421,686	925,464	9,576,734

OPERATING LOSS	(704,564)	(593,149)	(1,421,686)	(925,464)	(9,576,734)

OTHER (EXPENSE) INCOME (As Restated - Note 9)
Settlement of Qatar Real Estate development dispute	-	-	-	-	1,004,666
Impairment of goodwill	-	-	-	-	(5,079,919)
Interest expense	(8,757)	(14,060)	(22,811)	(27,387)	(230,522)
Amortization of Debt discount	-	-	-	-	(93,910)
Interest income	-	-	-	-	8,805
Other (Expense) - Net	(8,757)	(14,060)	(22,811)	(27,387)	(4,390,880)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT ( As Restated - Note 9)	(713,321)	(607,209)	(1,444,497)	(952,851)	(13,967,614)

Add net loss attributable to noncontrolling interests in Omagine LLC	7,880	-	20,639	-	40,795

NET LOSS ATTRIBUTABLE TO OMAGINE, INC. (As Restated - Note 9)	(705,441)	(607,209)	(1,423,858)	(952,851)	(13,926,819)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(705,441)	(607,209)	(1,423,858)	(952,851)	(14,272,809)

Net preferred stock dividends	-	-	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(705,441)	$(607,209)	$(1,423,858)	$(952,851)	$(14,300,587)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.10)	$(0.08)	$(1.54)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT					$(1.50)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL					$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,347,255	12,571,175	13,820,312	12,407,690	9,264,575

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY -  As Restated - Note 9)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT   (Unaudited)

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development Stage	Development Stage
			Common Stock					Commencing	Commencing
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	October 11, 2005	October 11, 2005	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	(As Restated	(As Restated	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	- Note 9)	- Note 9)	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	$-	$13,797,424	$(9,201,144)	$-	$-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10.00	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,017,004)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	212,888

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(588,912)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock Option Expense	-	-	-	-	-	-	880,538	-	-	-	880,538

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grant to a stockholder relations agent for fees	-	-	15,000	15	-	-	14,985	-	-	-	15,000

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling
interests in Omagine LLC	-	-	-	-	-	-	-	-	-	(20,639)	(20,639)

Net Loss attributable to Omagine, Inc.	-	-	-	-	-	-	-	-	(1,423,858)	-	(1,423,858)

Balances at June30, 2012	-	$-	14,369,041	$14,369	-	$-	$22,952,973	$(9,201,144)	$(14,300,587)	$24,777	$(509,612)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY - As Restated - Note 9)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June30,		From the Period October 11, 2005 (Inception of Development Stage) to June 30, 2012
	2012	2011	( As Restated -
	(Unaudited)	(Unaudited)	Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,423,858)	$(952,851)	$(13,926,819)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel			(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,639)	-	(40,795)
Depreciation and amortization	2,162	1,870	159,615
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	880,538	46,249	1,333,011
Issuance of Common Stock for Consulting fees	3,250	6,750	18,251
Issuance of Common Stock for 401(k) Plan contributions	76,250	72,500	346,250
Issuance of Common Stock for stockholder investor relations	15,000	-	62,500
Issuance of Common Stock to foreign consultants	-	-	299,710
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of the New
SEDA commitment fees	-	300,000	450,000
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	16,826	(300)	(1,402)
Accounts receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accounts payable	(259,468)	19,389	146,267
Customer deposits	-	-	(43,212)
Accrued expenses and other current liabilities	896	10,527	38,135
Accrued interest payable on convertible debentures	(12,432)	25,321	146,153
Accrued officers' payroll	65,500	115,001	1,011,135
Net cash flows used by operating activities	(655,975)	(355,544)	(5,126,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,538)	-	(37,711)
Net cash flows used by investing activities	(5,538)	-	(37,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	(475)	(24,923)
Proceeds from the issuance of Convertible Debentures	-	-	790,000
Proceeds from sale of Common Stock	90,000	270,000	2,871,100
Proceeds from exercise of common stock options and warrants	-	-	1,039,125
Purchase of Common Stock	-	-	(3)
Capital contributions from noncontrolling interests in Omagine LLC	-	58,500	156,000
Proceeds from the Rights Offering concluded March 30, 2012	731,639	-	731,639
Net cash flows provided by financing activities	827,599	328,025	5,562,938

NET INCREASE ( DECREASE) IN CASH	166,086	(27,519)	398,835
CASH BEGINNING OF PERIOD	235,381	148,217	2,632

CASH END OF PERIOD	$401,467	$120,698	$401,467

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,000	$1,289	$5,320

Interest paid	$8,247	$-	$33,926

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light, Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	$-	5,079,919
Fair value of liabilities assumed	-	$-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividends paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock options
granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000

Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	(276,643)	-	(276,643)
Accounts payable	(9,000)	-	(9,000)
Accrued officers' payroll	(227,434)	-	(227,434)
Due officers and directors	(22,824)	-	(22,824)
Total	(535,901)	-	(535,901)
Stock subscriptions satisfied through payment to Stock Transfer
Agent agency account (collected by the Company on April 5, 2012)	$731,639	$-	$731,639

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

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period, to June 30, 2012.

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the S EC . These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2nd Amended 10-K/A .

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

In December 2011, FASB issued ASU No. 2011−12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011−12”).Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	Dec. 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	39,961	39,961
Accrued Interest	12,341	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	26,164	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	24,915	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	100,000
Accrued Interest	5,493	13,678
Totals	$358,874	$647,949

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

A summary of the status of the Company’s nonvested shares as of June 30, 2011 and 2012, and changes during the periods then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at January 1, 2011	124,000	$2.25	7.33
Granted in Q1 2011	-	-	-
Vested in Q1 2011	-	-	-
Nonvested shares at March 31, 2011	124,000	$2.25	7.08
Granted in Q2 2011	6,000	$0.85	4.92
Vested in Q2 2011	(38,000)	$1.19	5.67
Nonvested shares at June 30, 2011	92,000	$2.60	7.25

Nonvested shares at January 1, 2012	60,000	$2.60	6.75
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited / Expired in Q1 in 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Nonvested shares at March 31, 2012	1,032,000	$1.75	1.08
Granted in Q2 2012	23,000	$1.70	0.92
Vested in Q2 2012	(37,500)	$1.70	0.75
Nonvested shares at June 30, 2012	1,017,500	$1.75	0.83

Stock options outstanding at June 30, 2012 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

2007		160,000	160,000	$1.25	March 31, 2017
2007		12,000	12,000	$4.50	October 29, 2012
2008		6,000	6,000	$4.00	December 31, 2012
2008	(A)	150,000	90,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		4,000	4,000	$0.51	June 30, 2015
2011		6,000	6,000	$ 0.85	May 16, 2016
2012	(B)	1,965,000	1,007,500	$ 1.70	December 31, 2012
2012		2,000	2,000	$ 1.70	April 12, 2017

Totals		2,311,000	1,293,500
(A)	The 60,000 unvested options relating to the 2008 grant are scheduled to vest 30,000 each on September 24, 2012 and 2013.
(B)	The 957,500 unvested One Year Options at June 30, 2012 granted in 2012vested on July 1, 2012.

The following table summarizes information about stock options outstanding at June 30, 2012:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	10,000	$0.71	3.58	10,000	$0.71
$1.01 - $2.00	2,127,000	1.67	0.83	1,169,500	1.64
$2.00 - $3.00	156,000	2.60	6.17	96,000	2.60
$4.00 - $5.00	18,000	4.33	0.42	18,000	4.33
Totals	2,311,000	$1.75	1.25	1,293,500	$1.74

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

NOTE 6 - INCOME TAXES

Deferred tax assets are comprised of the following:

	June 30, 2012	December 31, 2011

Federal net operating loss carry forwards	$4,601,000	$4,455,000
State and city net operating loss carry forwards,
net of federal tax benefit	1,315,000	1,272,000
	5,916,000	5,727,000
Less: Valuation allowance	5,916,000	5,727,000
Total	$-	$-

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

To reflect the requirements of ASC 915 and the consequences of the delays encountered by the Company in beginning its operations in Oman, the Company has restated its financial statements for the year ended December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 (collectively, the “Financial Statements”) as originally issued by re-formatting the presentation of the Financial Statements to reflect the Company’s present status as a Development Stage Entity (“DSE”) as such term is defined in ASC 915 issued by the Financial Accounting Standards Board.

The principal impact of the restatement is to reflect an additional column in both the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows which are part of the Financial Statements showing the cumulative results of operations and cumulative cash flows of the Company as a DSE from October 11, 2005 (the “Inception Date”) to June 30, 2012. In addition, the Consolidated Balance Sheets contained in the Financial Statements now include two separate rows in the Stockholders’ Deficit sections to distinguish the deficits accumulated from the Inception Date to: (i) December 31, 2011, and (ii) June 30, 2012, from the deficit accumulated in periods prior to the Inception Date. Finally, the Consolidated Statement of Changes in Stockholders’ Deficit now includes cumulative information for: (i) the “short” period from October 11, 2005 (inception) to December 31, 2005, (ii) the years ended December 31, 2006 through December 31, 2011, and (iii) the six month period ended June 30, 2012.

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

The restatement to conform the presentation of the Company's Financial Statements to the format that is in accordance with the guidance contained in ASC 915 for financial statements of a DSE has not changed numbers reported by the Company for its consolidated financial position, results of operations and cash flows in its originally issued Financial Statements at December 31, 2011 and for the year then ended nor in its originally issued Financial Statements at June 30, 2012 and 2011 and for the three and six month periods then ended.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States for development stage entities and pursuant to the guidance contained in ASC 915 issued by the Financial Accounting Standards Board . The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Net loss attributable to Omagine, Inc. was $705,441 and $607,209 for the three months ended June 30, 2012 and 2011, respectively. This $98,232 (16%) increase in the Company’s loss is primarily attributable to the fact that it is a DSE and generated no revenue, as well as to the $419,491 non-cash charge for increased stock option expense net of the $300,000 decrease in commitment fees and the $8,076 decrease in SG&A expenses referred to above, and a $5,303 decrease in interest expense and a $7,880 increase in Minority Interest loss.

SIX MONTHS ENDED JUNE 30, 2012 VS.
SIX MONTHS ENDED JUNE 30, 2011

The Company is a development stage entity and had no revenue during the six month periods ended June 30,2012 or June 30, 2011.

SG&A expenses were $1,421,686 during the first six months of 2012 compared to $925,464 for the first six months of 2011.This increase of $496,222 (54%) was primarily attributable to an $834,288 non-cash charge for increased stock option expense associated with the issuance of One Year Options awarded in January 2012 net of decreases of $300,000 in commitment fees and $38,066 in SG&A expenses.

Net loss attributable to Omagine, Inc. was $1,423,858 and $952,851 for the six months ended June 30, 2012 and 2011 respectively. This $471,007 (49%) increase in the Company’s loss is primarily attributable to the fact that it is a DSE and generated no revenue, as well as to the $834,288 non-cash charge for increased stock option expense net of the $300,000 decrease in commitment fees and the $38,066 decrease in SG&A expenses referred to above, and a $4,576 decrease in interest expense and a $20,639 increase in Minority Interest loss.

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

On November 15, 2012, the Company concluded that as of June 30, 2012, it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At June 30, 2012 the Company had concluded that it was not a DSE. Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting .

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

DATED: February 28, 2013	OMAGINE, INC. (Registrant)

	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer