Form 10-K
period 2012-12-31
Omagine, Inc.
filed 2013-04-01
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
[x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [x] No

The aggregate market value of the 11,865,965  shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2012, the last day of the Registrant's most recently completed second quarter, was $16,197,042. (SEE: "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of March 28, 2013, the Registrant had outstanding 14,631,794 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

The Index to Exhibits appears on page 51.

Forward Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the Development Agreement contract (“DA”) with the Government, (v) future economic or financial performance, and (vi) assumptions underlying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements (i) reflect our current beliefs with respect to future events, (ii) involve, and are subject to, known and unknown risks, uncertainties and other factors affecting our operations and growth strategy, and (iii) could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated future events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to its intention to sign the agreed DA with Omagine LLC;
●	the uncertainty associated with political events in the Middle East and North Africa (the “MENA Region”) in general;
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;
●
the impact of MENA Region or international economies and/or future events (including natural disasters) on the Oman economy, on the Company’s business or operations, on tourism within or into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continuing destabilizing factors in, and continuing slow recovery of, the Omani, MENA Region and international real estate markets, as well as the impact of continuing depressed levels of consumer and business confidence in the state of the Oman economy and other international economies;

●	inflation, interest rates, movements in interest rates, securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability; or
●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

.

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

Omagine, Inc. (the "Registrant" or "Omagine, Inc.") is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. The Registrant is a holding company which was incorporated in Delaware in October 2004 and is the successor to Alfa International Corp.

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

The Omagine Project

The Company has proposed the development of the Omagine Project to the Government of Oman (the "Government").

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat (the "Omagine Site") and approximately six miles from Muscat International Airport. It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter; associated exhibition buildings; an open air boardwalk, amphitheater and stage; open space green landscaped areas; a canal and enclosed harbor and marina area; retail shops and restaurants; entertainment venues; boat slips and docking facilities; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale.

Significant commercial, retail, entertainment and hospitality elements are included in the Omagine Project which is expected to take more than five years to complete. The Company plans, over time, to also be in the property management, hospitality and entertainment businesses.

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex ("ITC"). Pursuant to the Development Agreement as presently agreed, the Government will issue a license designating the Omagine Project as an ITC and as such, Omagine LLC will be permitted to sell the freehold title to land and properties developed on the Omagine Site to any person, including any non-Omani person.

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”). Although the DA has been approved by all the required Ministries of the Government of Oman, the Company has nevertheless experienced numerous DA signing delays with the Ministry of Tourism (“MOT”). For a detailed description of these delays, please see the Registrant’s prior reports filed with the SEC.

A new Under-Secretary of Tourism - Her Excellency Maitha Al Mahrouqi - was appointed in early 2012. In Oman, an Under-Secretary is the No. 2 executive in any Ministry, second only to the Minister.

A new Minister of Tourism - His Excellency Ahmed Al-Mahrizi - was appointed on March 1, 2012.

The Minister of Tourism assigned specific responsibility for the Omagine Project to the Under-Secretary and during 2012 a thorough review of the project was undertaken by Her Excellency Maitha Al Mahrouqi and her staff.

Pursuant to the DA as presently agreed, Omagine LLC is obligated, within 12 months after signing the DA, to transform its corporate structure (the “Transformation”) from a limited liability company into a joint-stock company ( “Omagine SAOC”).

Over the past many months discussions have been held among the Under-Secretary, her staff and various members of Omagine LLC management and its lawyers regarding the timing of the Transformation, particularly as to whether or not it should occur before signing the DA. The Office of Royal Court Affairs ("RCA"), which is a 25% shareholder of Omagine LLC, has justifiably objected to doing the Transformation prior to signing the DA.

During January 2013, Mr. Suleiman Al-Yahyai, Investment Adviser at RCA, had several conversations with the Minister of Tourism regarding the Omagine Project and the timing of the Transformation. On January 13, 2013, the Minister of Tourism informed Mr. Al-Yahyai that he had discussed the matter with the Under-Secretary, H.E. Maitha, and had instructed her to meet with the Omagine LLC shareholders as soon as possible and to resolve all matters relevant to the DA, including the timing of the Transformation. His Excellency the Minister further confirmed to RCA that MOT regarded the Omagine Project very highly and that he was anxious to see its early implementation.

On February 2, 2013, Mr. Al-Yahyai met with Her Excellency Maitha Al Mahrouqi and her staff to discuss the Transformation issue as well as the delays encountered in signing the DA. Mr. Al-Yahyai has advised us that H.E. Maitha and her staff informed him at the meeting that the Transformation was required before signing the DA because this was a requirement of the Ministry of Finance (“MOF”). Shortly after the meeting we were informed by MOF that, in fact, this is not true.

Mr. Al-Yahyai further advised us that Her Excellency promised to arrange a meeting within one week (by February 9, 2013) with herself and her staff and Mr. Al-Yahyai and Omagine LLC management and their attorneys, to discuss and finalize all matters relevant to the DA. CCC (which is a shareholder in Omagine LLC) had arranged a meeting with MOT for March 16, 2013 but that meeting was abruptly canceled by MOT on March 15th.

As of the date of this report (8 weeks after Mr. Al-Yahyai’s February 2nd meeting with H.E. Maitha Al Mahrouqi), and despite our recent repeated – and to date, so far unsuccessful - attempts to be in touch with MOT, we are still awaiting a communication from the Under-Secretary setting the date for the aforementioned meeting.

Our informal communications with other business people in Oman indicate very clearly that they are all experiencing similar difficulties with MOT and with several other Government ministries and governmental authorities. Our efforts to resolve this trivial Transformation issue are ongoing and intensifying and we are presently in contact with several other Ministers and with the office of Royal Court Affairs (which is a 25% shareholder of Omagine LLC) in an effort to conclude this matter and get on with the development of the Omagine Project.

On March 31, 2013, we were informed by Mr. Al-Yahyai that he had met that day with H.E. Nasser Al-Kindy, the Minister of Royal Court Affairs, and had fully briefed His Excellency regarding the inactivity at MOT regarding the Omagine Project. His Excellency Al-Kindy was very surprised by this news since he had been informed two months earlier by H.E. Al-Mahrizi that all was fine with the Omagine Project. Mr. Al-Yahyai informed us that the Minister of RCA (H.E. Al-Kindy) will meet with or call the Minister of Tourism (H.E. Al-Mahrizi) to inform him that unless the Omagine DA is settled soon, he (H.E. Al-Kindy) will be obliged to raise the matter to the “highest authority” in the Sultanate.

It is management’s expectation that if the Transformation is done after we sign the DA, then the DA will probably be signed in the very near future. If however we are required to do the Transformation before signing the DA, then the legal and bureaucratic formalities (which are routine but required) will cause the DA signing to be delayed for several months subsequent to the time this Transformation issue is resolved with MOT. The timing of the Transformation remains unresolved as of the date hereof.

Past experience indicates that caution should be exercised in making any assumptions until the DA is actually signed by the parties. We caution investors that we cannot give any assurance whatsoever that the DA will be signed by the parties until it is actually signed by them.

The Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). The New Shareholders are (i) RCA, (ii) Consolidated Contracting Company S.A. (“CCC-Panama”) and (iii) Consolidated Contractors (Oman) Company LLC, (“CCC-Oman”).

The parties to the Shareholder Agreement are Omagine, Inc., JOL and the New Shareholders. The Shareholder Agreement is Exhibit 10.4 hereto.

The Office of Royal Court Affairs ("RCA") is an Omani organization representing the personal interests of His Majesty, Sultan Qaboos bin Said, the ruler of Oman.

Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. CCIC has approximately five and one-half (5.5) billion dollars in annual revenue and one hundred twenty thousand (120,000) employees worldwide. It has operating subsidiaries in, among other places, every country in the MENA Region. CCC-Panama is a subsidiary of CCIC and is its investment arm. CCC-Oman is an Omani construction company with approximately 13,000 employees in Oman and is CCIC’s operating subsidiary in Oman.

Prior to the signing of the Shareholder Agreement Omagine LLC was wholly owned by Omagine, Inc. and JOL. Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc. for a cash investment amount of approximately $70.1 million (the “Cash Investment”) plus an as yet undetermined non-cash “payment-in-kind” investment by RCA (the “PIK”) representing the value of the land constituting the Omagine Site.

Pursuant to the terms of the Shareholder Agreement, the Cash Investment will be invested in three stages.

1.
As of the date hereof an initial portion of the Cash Investment equal to 150,000 Omani Rials (equivalent to approximately $390,000) has been invested into Omagine LLC by the New Shareholders and Omagine, Inc.

2.
Subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the Cash Investment equal to 210,000 Omani Rials [equivalent to approximately $546,000] (the “OMAG Final Equity Investment”) will be invested into Omagine LLC by Omagine, Inc.

3.
On or immediately subsequent to the Financing Agreement Date, the final portion of the Cash Investment equal to 26,628,125 Omani Rials (equivalent to approximately $69,233,125) will be invested into Omagine LLC by the New Shareholders.

The value of the PIK investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the DA.

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

(iii)
The CCC-Panama and CCC-Oman initial combined cash investments of 22,500 Omani Rials (equivalent to approximately $58,500) have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined cash investment balance of 18,987,500 Omani Rials (equivalent to approximately $49,367,500) is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

	(iv)	The result of the foregoing is that CCC-Panama presently owns ten percent (10%) of Omagine LLC and CCC-Oman presently owns five percent (5%) of Omagine LLC.
2.	RCA will invest an aggregate of 7,678,125 Omani Rials in cash (equivalent to approximately $19,963,125) into Omagine LLC plus RCA will also invest the value of the PIK into Omagine LLC, as follows:
(i)
As of the date hereof, RCA has invested 37,500 Omani Rials (equivalent to approximately $97,500) into Omagine LLC and, contingent only upon the occurrence of the Financing Agreement Date, RCA will invest an additional 7,640,625 Omani Rials (equivalent to approximately $19,865,625) on the Financing Agreement Date.

(ii)
Concurrent with Omagine LLC acquiring its rights over the Omagine Site pursuant to the terms of the Development Agreement, the PIK will be valued and such value will be booked as an additional capital investment by RCA into Omagine LLC.

	(iii)	The result of the foregoing is that RCA presently owns twenty-five percent (25%) of Omagine LLC.
3.	Omagine, Inc. will invest an aggregate of 300,000 Omani Rials in cash (equivalent to approximately $780,000) into Omagine LLC as follows:
	(i)	As of the date hereof Omagine, Inc. has invested 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC.
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

If however, Omagine LLC is required to do the Transformation before signing the DA, then the Omagine LLC shareholders will have to increase the capital of Omagine LLC by 350,000 Omani Rials (equivalent to approximately $910,000) before the DA is signed and the timing and amounts of the aforesaid investments will be adjusted accordingly.

In such an event, Omagine, Inc. would be required to make the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC before the DA is signed.

As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment by each such shareholder into Omagine LLC is as follows:

Omagine LLC
	Percent	Investment	Investment
Shareholder	Ownership	(Omani Rials)	(US Dollars)

Omagine, Inc.	60%	90,000	$234,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

Subsequent to the Transformation and to the above-mentioned shareholder investments being made, the ownership percentage of each Omagine SAOC shareholder and the total investment by each such shareholder into Omagine LLC/Omagine SAOC will be as follows:

Omagine SAOC
	Percent	Investment	Investment
Shareholder	Ownership	(Omani Rials)	(US Dollars)

Omagine, Inc.	60%	300,000	$780,000
RCA	25%	7,678,125	$19,963,125	+ PIK
CCC-Panama	10%	12,673,333	$32,950,666
CCC-Oman	5%	6,336,667	$16,475,334
Total Capital:	100%	26,988,125	$70,169,125	+ PIK

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of Omagine Project related expenses incurred by Omagine, Inc. and JOL prior to the signing of the DA. Such Pre-Development Expense Amount expenses were heretofore incurred by Omagine, Inc. and JOL and continue to be incurred by Omagine, Inc. with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and the negotiation and conclusion of the DA with the Government.

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

While it will have the financial capacity to undertake certain limited initial planning and design activities after the DA is signed, if Omagine LLC wishes to begin more extensive design and development activities shortly after the DA is signed, it will have to accelerate the timing of the first Financing Agreement Date or sell additional equity or raise additional alternative financing (or a combination of some or all of the foregoing). Otherwise Omagine LLC will have to wait until the first Financing Agreement Date occurs and the debt financing and Deferred Cash Investment are received in order to perform such extensive design and development activities.

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

Subsequent to the above Cash Investment into Omagine LLC being made by the New Shareholders and Omagine, Inc., the capital of Omagine LLC after the Financing Agreement Date will be 26,988,125 Omani Rials (equivalent to approximately $70,169,125). The capital of Omagine LLC will likely be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into Omagine LLC.

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

Financial Adviser

BNP Paribas S.A. (“BNPP”) is a French global banking group headquartered in Paris, France with its second global headquarters located in London, England. In 2012, BNPP was ranked by Bloomberg and Forbes as the third largest bank in the world as measured by total assets. BNPP was named the 2012 Bank of the Year by The International Financing Review, a leading financial industry publication published by Thomson Reuters.

On January 2, 2013, Omagine LLC signed a letter of intent (“LOI”) with BNP Paribas, Wholesale Banking, Bahrain through its Corporate & Investment Banking department (“BNP Paribas CIB”) and BNP Paribas Real Estate Property and Management LLC (“BNP Paribas Real Estate”).

The LOI memorializes the parties’ discussions and proposals with regards to the Omagine Project as follows:

(a)
Omagine LLC intends to appoint BNP Paribas CIB as the financial advisor to Omagine LLC and to arrange the financing for the Omagine Project, including evaluating various funding, capital and debt structures available to Omagine LLC; and

(b)
Omagine LLC intends to appoint BNP Paribas Real Estate for real estate advisory services to Omagine LLC and to assist Omagine LLC by, among other things, providing a full financial feasibility assessment and a market feasibility study for the Omagine Project. This study will be utilized by BNP Paribas CIB in arranging the project financing.

The LOI is non-binding and subject to the execution of a definitive agreement between the parties.

As previously disclosed (i) Omagine LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) the Company and Omagine LLC have a longstanding relationship with Bank Muscat SAOG ("BankMuscat") which is 30% owned by RCA and is the largest financial institution in Oman. After the DA is signed, Omagine LLC plans to nominate an Omani bank to be a joint-venture partner with BNP Paribas CIB with respect to the syndication of the debt financing required for the Omagine Project ("Construction Financing").

As presently contemplated by the LOI, BNP Paribas CIB (and an Omani bank as its joint-venture partner) will be engaged by Omagine LLC as its financial advisor to assist Omagine LLC in arranging the necessary Construction Financing for the Omagine Project and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of MENA Region financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by BNP Paribas CIB on our behalf. With BNP Paribas CIB leading this effort, management is optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA, which is presently agreed and approved (but not yet signed), recognizes and addresses this issue when it states, in relevant part:

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

While recent worldwide bank liquidity problems have eased, the ongoing Eurozone debt crisis continues to cast a shadow on the MENA Region recovery. MENA Region banks and financial institutions continue to maintain high levels of liquidity but the project financing environment in Oman and the MENA Region remains cautious. BNP Paribas CIB has deep and wide-ranging expertise in the project financing markets and as part of its normal business activities it is in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is optimistic that BNP Paribas CIB will be able to arrange the necessary project financing for the Omagine Project. Management believes and BNP Paribas CIB concurs, that there is currently a high degree of liquidity and a strong appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. The banks and other financial institutions and advisers with which we have discussed the Omagine Project (including BNP Paribas CIB and BNP Paribas Real Estate) have been uniformly impressed with the quality of the Omagine LLC shareholders.

Notwithstanding the foregoing, we continue to be of the opinion that the project finance market in Oman remains in the recovery phase due to the slowdowns and price decreases experienced in the local residential and commercial real estate markets during the last few years. The market intelligence garnered by management indicates that local bankers and market participants believe that price stabilization and a recovery in both transaction volume and pricing is now occurring. Management plans to obtain third party verification of its assumptions and beliefs by engaging BNP Paribas Real Estate to perform a market feasibility study for the Omagine Project. BNP Paribas Real Estate will also perform a full financial feasibility assessment of the Omagine Project. These studies and assessments will then be utilized by Omagine LLC to fine tune its development plans, and by BNP Paribas CIB in arranging the necessary Construction Financing and other financing for Omagine LLC as may be required.

Assuming the DA is signed in the first half of 2013, the Company should be well positioned to benefit from the ongoing real-estate and project financing recovery since, from a timing perspective, Omagine LLC plans to begin a year or more of intensive design and planning activities after the DA is signed, followed by the launch of residential and commercial sales at the Omagine Project. Assuming the DA is signed in the first half of 2013, the launch date for residential and commercial sales would be planned to occur in mid-2014. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that the presently ongoing recovery of the project finance and local real estate markets will contribute positively to the Company’s future prospects if the DA is signed in the first half of 2013.

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, Omagine LLC presently intends to hire Michael Baker Corp. ("Baker") as its Program Manager and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. Several Baker representatives and senior executives have made several trips to Oman to visit with management, examine the Omagine Site and plan for Baker’s future involvement with Omagine LLC. The President and CEO of Baker met with the Company’s president in Oman and indicated that Baker would open an office in Oman if it was awarded a contract for the Omagine Project. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the DA in a signed written document. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Management is presently awaiting a communication from the Under-Secretary of Tourism setting the date for a meeting to resolve the issue of the timing of the Transformation and any other matters relevant to the DA. It is management’s expectation that if, as specified in the DA and in the Shareholder Agreement, the Transformation is done after we sign the DA, then the DA will probably be signed in the very near future. If however, we are required to do the Transformation before signing the DA, then the DA signing will once again be delayed by several months. The timing of the Transformation remains unresolved as of the date hereof. In view of the long and continuing history of delays by the Government, no assurance can be given at this time when or if the DA will be signed.

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

The capital of Omagine LLC, proceeds from the sales, if any, by Omagine LLC of additional equity stakes, bank borrowings and the proceeds from sales of its residential and commercial properties, are expected to be utilized by Omagine LLC to develop the Omagine Project. Omagine LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine, Inc. remains a shareholder of Omagine LLC.

Assuming the DA is signed in the first half of 2013, Omagine LLC is not expected to begin offering residential and/or commercial units for sale until approximately the first half of 2014. Management is of the opinion therefore that, ironically, some of the prior DA signing delays we experienced worked to the benefit of the Company. In hindsight, it now seems probable that some of such delays prevented the Company from having to operate during the then ongoing worldwide financial crisis which would have been a more challenging real estate and project finance environment than should otherwise be the case at the present time. After RCA’s (i) discussions with the Minister of Tourism, His Excellency Al-Mahrizi during January 2013, (ii) meeting with Her Excellency Maitha in February 2013 and (iii) the upcoming disscussion between the Ministers of RCA and MOT, management is hopeful that the Transformation issue will be resolved soon and that the DA will be signed in the first half of 2013.

Subsequent to the signing of the Development Agreement, the value of the Omagine Site will be definitively determined by a qualified independent real-estate appraiser and such valuation will be utilized to determine the value of the PIK. Such appraisal and PIK valuation will be utilized by BNP Paribas CIB in their discussions with banks and other financial institutions in order to arrange the Construction Financing.

The DA as presently contemplated and agreed (but not yet signed) allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. Because the Omagine Project will be licensed as an ITC, the land within the Omagine Site underlying such residences or commercial properties may be sold to the buyer of such residences or commercial properties and the freehold title to such land and properties may be transferred to such buyers at the closing of such sales transactions. The increase over the last several years in the value of the land constituting the Omagine Site is expected to have a positive effect on revenue from the sale of residential and commercial properties and on the valuation of the PIK. Pursuant to the DA, Omagine LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the land it sells to third parties. Such payment is only made to the Government by Omagine LLC after the closing of the sale of such land and the receipt of payment by Omagine LLC from such third parties. At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, in the first half of 2011 Oman experienced several low-key, low-turnout, low-intensity demonstrations with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term (often 1 day) work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur from time to time in Oman but these events and several newly organized and legally allowed labor unions are now regarded as a normal part of the emerging democratic fabric of Omani society.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for the Company; (iii) negotiating and concluding the legally binding definitive agreement with BNP Paribas CIB and BNP Paribas Real Estate based upon the terms and conditions outlined in the LOI; (iv) negotiating the outlines of initial contracts with the major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (v) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (vi) examining various tax structures, (vii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (viii) examining various other matters we believe will enhance shareholder value, and (ix) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the signing of the Development Agreement for the Omagine Project - which, as of the date hereof, has not yet occurred. Moreover, revenue from real estate development associated with the Omagine Project is not expected to occur until subsequent to the Financing Agreement Date. Pursuant to the terms of the Shareholder Agreement, Omagine, Inc. will derive revenue on and subsequent to the Financing Agreement Date from the payment to it by Omagine LLC of (i) the $10 million Success Fee, and (ii) the Pre-Development Expense Amount. The Company plans to enter businesses other than real estate development - and ancillary to and derivative of the Omagine Project - subsequent to signing the Development Agreement and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's forecasts for them as expressed or implied by such forward-looking statements. Forecasts and assumptions contained and expressed herein are based on information available to the Company at the time so furnished and such forecasts and assumptions are as of the date hereof and are, in the opinion of management, reasonable. All such forecasts and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the forecasts will be realized or that the assumptions are correct. Potential investors are cautioned not to place undue reliance on any such forward-looking statements which speak only as of the date hereof.

Notwithstanding the foregoing forward looking statements, no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

Competition

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than Omagine LLC presently possesses. Management believes that the Company's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its advancing the Omagine Project to its present status. Each of these consultants, some of whom depending upon future events may become employees of Omagine, Inc. and/or Omagine LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; city planning; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism; visitor experience design; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training; and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the MENA Region. Mr. Sam Hamdan, who is the Company’s primary strategic consultant and the Deputy Managing Director of Omagine LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English and, depending on future circumstances, may become Omagine, Inc.'s President subsequent to the Financing Agreement Date.

Although several of Omagine LLC's competitors have well established businesses and brand reputations, management believes that Omagine LLC's advantages are (i) the uniqueness of the Omagine Project is particularly attractive to the Government; (ii) the Company's and Omagine LLC's senior management have established strong and trusting relationships with the relevant Government officials; (iii) Omagine LLC’s intention to engage BNP Paribas CIB to be its financial adviser and BNP Paribas Real Estate to be its real estate adviser; and (iv) the Shareholder Agreement, which strongly demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project. Company management believes Omagine LLC can successfully compete in this marketplace through a combination of unique development concepts, effective relationship management, highly experienced and well regarded financial and real estate advisers, and the utilization of highly professional, competent and experienced sub-contractors and consultants who are well known to the Government.

Engineering, Design and Construction

The Company does not presently own or directly operate any engineering, design or construction companies or facilities but the Company or Omagine LLC may, depending upon events, establish its own in-house design supervision team and/or enter into joint ventures with firms providing such services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either Omagine, LLC or Omagine, Inc. (See: "Patents, Copyrights and Trademarks").

Marketing

Omagine, Inc. and JOL have engaged in significant marketing, design, promotional and other activities with respect to the Omagine Project and have to date incurred a significant amount of costs associated with these and other general and administrative activities (the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is associated with travel, consulting and professional fees, planning and feasibility studies, design, engineering, and with similar such activities including preparing and making presentations to the Government of Oman.

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

Patents, Copyrights and Trademarks

It is presently intended that either Omagine, LLC or Omagine, Inc. will own (either outright or by assignment) the copyrights to all the material documents, designs and drawings produced and/or executed in relation to the Omagine Project by its employees and/or independent designers, architects and consultants.

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

Government Regulation

The Company expects that Omagine LLC will require several Omani governmental licenses, permits and approvals for its properties, services and products during the development, construction and operation of the Omagine Project (collectively, "Licenses and Permits"). The obligation of the Government of Oman to issue all such Licenses and Permits as may be required is specifically detailed in the DA.

The Company does not anticipate any negative effects on its or Omagine LLC's business from any existing or probable Omani government laws or regulations. Omagine LLC will incur certain costs and sustain certain effects on its operations as a consequence of its compliance with Omani laws, including environmental laws and regulations, and all such costs and effects are expected to occur as part of the normal course of its business.

The Company does not require any U.S. governmental approval of its properties, services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable United States or Oman government laws or regulations. Both the Government of the United States and the Government of the Sultanate of Oman have ratified the U.S.- Oman Free Trade Agreement.

Employees, Consultants and Employment Benefits

As of the date hereof, we have five employees and eleven consultants. We presently plan to hire eight of such consultants as full time employees of Omagine, Inc. or Omagine LLC subsequent to the signing of the DA. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees and consultants to be good. Subsequent to the signing of the Development Agreement the Company intends to significantly increase the number of its full time employees. (See "Executive Compensation" – “Employment Agreements and Consulting Agreement”).

Item 1A. Risk Factors.

An investment in our Common Shares is subject to risks inherent to our development stage business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this Report including information in the beginning section of this Report entitled “Forward Looking Statements”.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. This Report is qualified in its entirety by these risk factors.

If one or more, or a combination of any of the following risks actually materialize into a negative event or circumstance, our business, financial condition and/or our results of operations could be materially and adversely affected. If this were to happen, the value of our Common Stock could decline significantly.

Risk Factors Related to Our Company and Our Business

We are a development stage entity with no history of profitability from the development of real estate and we have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

The Company is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. We have dedicated the vast majority of our financial resources over the past many years toward the effort to conclude the Development Agreement (“DA”) with the Government of Oman with respect to the Omagine Project. We have encountered numerous delays and as of the date hereof the DA has not yet been signed. As a result we have incurred significant losses over the past few years, including net losses of $2,789,976 for the fiscal year ended December 31, 2012 and $1,804,451 for the fiscal year ended December 31, 2011, primarily due to an absence of revenue due to our being a DSE and to expenses, including significant non-cash expenses related to stock options, associated with the design, development and promotion of the Omagine Project. We expect to continue to incur such losses and expenses over the near term, which will adversely impact our overall financial performance and results of operations. The Omagine Project may never come to fruition, and if it does it still may never result in a profit to the Company. Sales of our proposed real estate development properties, and income, if any, from the Omagine Project may never generate sufficient revenues to fund our continuing operations. We cannot assure you that we will be profitable in the near term or at all.

Because of our status as a DSE and our limited history and the potential for competition, an investment in our Company is inherently risky.

Because we are a development stage company with a limited history, our operations are subject to numerous risks similar to those of a start-up company. We expect the real estate development business to be highly competitive because many developers have access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We cannot assure you that we will have the necessary resources to be competitive.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited or restricted.

We have generated significant net operating losses (“NOL”s) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

We do not believe that the Rights Offering and Warrant Distribution caused an “ownership change” within the meaning of Section 382. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction. At December 31, 2012, the Company had federal NOLs of approximately $13,541,000,expiring in various amounts from fiscal year 2017 to fiscal year 2032. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

We may not be able to conduct successful operations in the future.

The results of our operations will depend, among other things, upon our ability to develop and market the Omagine Project. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or may generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an ongoing enterprise and might cause the investment of our shareholders to be impaired or lost.

We have experienced extraordinary delays in getting the Development Agreement with the Government of Oman signed.

As of the date hereof, the DA governing the development and ownership of the Omagine Project has not yet been signed by our 60% owned subsidiary and the Government of Oman. We have been negotiating this DA with the Government for many years now and have experienced many delays in the process. To the best knowledge and belief of the Company and its attorneys, other than the possible requirement to change the corporate structure of Omagine LLC from a limited liability company into a joint stock company (the “Transformation”) before signing the DA, no further barrier to signing the DA exists as of the date hereof. Other than the timing of Transformation which remains to be determined, both we and the Government now agree that all matters with respect to the DA have been resolved but we have been at similar points with the Government in the past and in those instances the Government raised new and often pointless issues at the last minute. In May 2012, Omagine LLC received a letter from His Excellency Ahmed Al-Mahrizi, the Minister of Tourism (the “Minister’s Letter”) requesting Omagine LLC to provide certain information to the Ministry of Tourism (“MOT”). The Minister’s Letter, which requested documentation on four items, is attached hereto as Exhibit 99.5. Representatives of the shareholders of Omagine LLC (Omagine, Inc., Royal Court Affairs, and Consolidated Contractors) met with the Minister of Tourism, His Excellency Ahmed Al-Mahrizi, on July 1, 2012 and delivered our written response to the Minister’s Letter. The meeting concluded with the Minister confirming that he is in agreement with and enthusiastic about the development of the Omagine Project and that he is agreeable to sign the DA as soon as possible. In September 2012 the MOT requested that we do the Transformation before the DA is signed rather than after the DA is signed as agreed in the DA and the Shareholder Agreement. The Office of Royal Court Affairs objected to this rather redundant request and as of the date hereof the matter remains unresolved. The Shareholder Agreement has been signed and management continues to be cautiously optimistic that, assuming the Transformation is done after the DA is signed, the DA will be signed in the near future. Although there have been extraordinary delays to date by the Government, the Company believes, based on continued assurances from the Government, that the Government remains eager to conclude and sign the DA. No assurance, however, that the DA will actually be signed can be given at this time. (See: “Description of Business - The Development Agreement”).

While our 2012 audited financial statements assume we will continue our operations on a going concern basis, the opinion of our independent auditors on those financial statements contained an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The opinion of our independent auditors on our 2012 audited financial statements states that the presentation of the Company’s financial statements is in accordance with the guidance contained in ASC 915 for financial statements of development stage entities, and such opinion also contained an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Although we have entered into the Second SEDA (as hereinafter defined) and have recently raised additional capital via the Rights Offering, if we sustain unanticipated losses and we cannot continue as a going concern, our shareholders may lose all of their investment in the Company.

To fully develop our business plan we will need additional financing.

We expect to continue to rely principally upon the financing received as a result of sales of Common Stock made pursuant to the Second SEDA (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). Since the second quarter of our 2009 fiscal year we have relied principally upon financing from sales of Common Stock made pursuant to the First SEDA (as hereinafter defined), the Rights Offering and the Second SEDA. We have also raised limited private placement funds during the past several years and may be required to do so in the future. We cannot guarantee the success of this plan. We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. It is impossible to predict if any Warrants will ever be exercised because the market price of a Common Share as of the date hereof is lower than either of the Warrant Exercise Prices. Although we cannot be absolutely certain, the Company believes that there is virtually no probability that any Warrants will be exercised unless the market price for a share of the Company’s Common Stock trades materially above the relevant Warrant Exercise Price prior to the Warrant Expiration Date or Redemption Date. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Rights Offering and Warrant Distribution”).

We anticipate that we will be subject to intense competition.

We will face intense competition in the development of real estate in Oman. Other developers have started developing real estate in nearby areas with similar residential developments.

Even after the Rights Offering and entering into the Second SEDA, we lack capital.

Even after the conclusion of the recent Rights Offering and our entry into the Second SEDA, we will require additional funds to sustain our operations as presently contemplated. There can be no guaranty that such additional funds will be available in the future. If we are unable to obtain additional financing as required, or if its terms are too costly, we may be forced to curtail the expansion of our operations until such time as alternative financing may be arranged which could have a materially adverse impact on our operations and our shareholders' investments.

Our ultimate success will be dependent upon management.

Our success is dependent upon the skill and decision making ability of our directors and executive officers, who are Frank J. Drohan, Charles P. Kuczynski, Louis J. Lombardo, William Hanley and Sam Hamdan. The loss of any or all of these individuals could have a material adverse impact on our operations. We do not presently have a written employment agreement with any of our officers or directors (See: Executive Compensation – Employment Agreements). We have not obtained key man life insurance on the lives of any of these individuals. Our success depends in large part on our ability to attract and retain key people and consultants. If we are not able to retain and recruit qualified personnel, which we require now and will require to conduct our operations after the DA is signed, our business and our ability to successfully implement our business plan could be adversely affected.

We will rely on dividends from our subsidiaries for most of our revenue.

Because we are a holding company with no significant operations other than the proposed operations of our 60% owned subsidiary, Omagine LLC, we will depend upon dividends from Omagine LLC for a substantial portion of our future revenues. Omagine LLC has generated no revenue to date and we do not anticipate that Omagine LLC will be in a position to pay dividends until after the development of the Omagine Project is well underway, an event that, as of the date hereof, is uncertain to occur.

We are subject to risks associated with investments in real estate.

The value of our proposed properties and our projected income therefrom may decline due to developments that adversely affect real estate generally and those that are specific to our proposed properties. General factors that may adversely affect our potential real estate holdings include:

●	increases in interest rates;
●	adverse changes in foreign exchange rates;
●	a decline in prevailing rental rates for the properties we intend to own and lease;
●	a general tightening of the availability of credit and project financing facilities;
●	a decline in economic conditions in Oman;
●	an increase in competition for customers or a decrease in demand by customers for the residential and commercial properties we plan to develop and offer for sale;
●	a decline in prevailing sales prices for the properties we intend to develop and offer for sale;
●	an increase in supply in Oman of property types similar to those proposed to be developed by us;
●	declines in consumer spending during an economic recession or recovery from an economic recession that adversely affect our revenue; and
●
the adoption by the relevant government authorities in Oman of more restrictive laws and governmental regulations, including more restrictive zoning, land use, building or environmental regulations or increased real estate taxes.

Additional factors may adversely affect the value of our proposed properties and our projected income therefrom, including:

●	failure to sign a development agreement with the Government of Oman;
●	adverse changes in the perceptions of prospective purchasers or users of the attractiveness of the properties proposed to be developed by us;
●	opposition from local community or political groups with respect to development or construction at a particular site;
●
a change in existing comprehensive zoning plans or zoning or environmental regulations that impose additional restrictions on use or requirements with respect to the properties proposed to be developed by us;

●	our inability to provide adequate management and maintenance or to obtain adequate insurance for the properties proposed to be developed by us;

●	an increase in operating costs;
●	new development of a competitor's property in close proximity to the Omagine Project;
●	earthquakes, floods or underinsured or uninsured natural disasters; and
●	terrorism, political instability or civil unrest in Oman or the MENA Region.

The occurrence or existence of one or more of the events or circumstances described above could result in significant delays or unexpected expenses. If any of these events occur or circumstances come into existence, we may not achieve our projected returns on the Omagine Project and we could lose some or all of our investment in Omagine LLC and in the Omagine Project.

We are subject to risks associated with real estate development.

The Omagine Project is subject to significant risks relating to Omagine LLC’s ability to complete it on time and within budget. Factors that may result in the Omagine Project or any other development project we may undertake in Oman or elsewhere exceeding budget or being prevented from completion include:

●	an inability to obtain or delays in obtaining zoning, environmental, occupancy or other required governmental permits, approvals and authorizations;
●	an inability to secure sufficient financing on favorable terms, including an inability to obtain or refinance construction loans;
●	a general tightening of the availability of credit and project financing facilities;
●
the negative effects presently remaining in the marketplace from the worldwide economic slowdown and banking crisis of 2008/2009 and the ongoing sovereign debt and banking difficulties presently being experienced in the Eurozone, including: the tighter lending standards instituted by banks and financial institutions in the MENA Region, the reduced availability of credit facilities and project finance facilities from banks in the MENA Region, the reduction in the prices of housing and commercial properties in Oman and the fall of consumer and/or business confidence; any one or all of which could affect Omagine LLC’s ability to construct and/or sell homes and to construct, sell and/or lease commercial properties and/or to secure financing;

●	construction delays or cost overruns, either of which may increase project development costs; and
●	an increase in commodity costs.

If any of the forgoing occurs or exists, we may not achieve our projected returns on the Omagine Project and we could lose some or all of our investment in Omagine LLC and in the Omagine Project or in other properties we may then have under development.

We are vulnerable to concentration risks because our proposed operations are presently exclusively in Oman and our future operations are planned to be exclusively in Oman and the MENA Region market. Our real estate activities are presently concentrated exclusively on the Omagine Project to be located in Oman. Because of such geographic and project specific concentration, our operations are more vulnerable to Oman and MENA Region economic downturns and adverse project-specific events than those of larger, more diversified companies.

The performance of Oman’s economy will greatly affect the values of the properties proposed to be developed by us and consequently our prospects for sales and revenue growth. The Oman economy is heavily influenced by the prices of crude oil and natural gas which are Oman’s main export products and sources of revenue. Fluctuations in the international price of crude oil directly affect Oman’s revenue and budget considerations and a decrease in government supported projects and employment because of budget cuts or otherwise, could adversely affect the economy in Oman.

Our results of operations and financial condition will be greatly affected by the performance of the real estate industry.

Our real estate activities are, and will continue to be, subject to numerous factors beyond our control, including local real estate market conditions in Oman and in areas where our potential customers reside, substantial existing and potential competition, general economic conditions in Oman, the MENA Region and internationally, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by economic or political circumstances, market fundamentals, competition or demographic conditions. Because of the effect these factors may have on real estate values and because of the long length of the project development cycle, the future sales prices for our individual proposed properties or the future level of our sales revenue from the operation, sales and/or leasing of our various proposed properties, is impossible to predict with certainty and difficult to predict with accuracy.

Our real estate operations will also be dependent upon the availability and cost of mortgage financing for our potential customers to the extent they finance the purchase of the residences or commercial properties we intend to develop and offer for sale.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are.

The real estate business is highly competitive. We compete with a large number of companies and individuals, and most of them have significantly greater financial, managerial and other resources than we have. Our competitors include local developers who are committed primarily to the Oman market and also international developers who acquire properties throughout the MENA Region. Because we are a development stage company with a limited history, our operations are subject to numerous risks similar to those of a start-up company. We cannot assure that we will have the necessary resources to be competitive.

Our operations are subject to natural and political risks.

Our performance may be adversely affected by weather conditions that delay development or damage property. The recent civil and political unrest in the MENA Region, the U.S. and NATO military intervention in Iraq, Afghanistan and Libya, the terrorist attacks in the U.S., Europe and the MENA Region, and the potential for additional future terrorist acts and civil and/or political unrest have created economic, political and social uncertainties that could materially and adversely affect our business. Further acts of civil and/or political unrest or terrorism could be directed against the U,S. or Oman either domestically or abroad. These acts of terrorism or civil unrest could be directed against properties and personnel of American companies that work abroad, particularly companies such as ours that operate in the MENA Region. Civil and/or political unrest, terrorism, war and/or military developments may materially and adversely affect our business and profitability and the prices of our Common Stock in ways that we cannot predict at this time.

Risk Factors Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell your shares at or above your purchase price.

There has been and continues to be a limited public market for our Common Stock. Although our Common Stock trades on the OTCQB, an active trading market for our shares has not developed and may never develop or be sustained. If you purchase shares of our Common Stock, you may not be able to resell those shares at or above the price you paid. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	the exercise of Warrants;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
●	changes in market valuations of other real estate companies, particularly those that sell products similar to ours;
●	announcements by us or our competitors of significant innovations, acquisitions, strategic investors or partnerships, joint ventures or capital commitments; or
●	departure of key personnel.

Much of our Common Stock is currently restricted. As restrictions on resale end, the market price of our Common Stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Our Common Stock has a limited public trading market.

While our Common Stock currently trades on the OTCQB, the market for our Common Stock is limited and sporadic. We cannot assure that such market will improve in the future, even if our Common Stock is ever listed on a national stock exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market for our Common Stock does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of our Common Stock. The relatively low price of our Common Stock may keep many brokerage firms from engaging in transactions in our Common Stock.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results may have a negative effect on the market price of our Common Stock.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we will need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible into or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional shares of capital stock for any of these reasons or pursuant to the exercise of Warrants may dilute the ownership of our current stockholders.

Our management collectively beneficially owns approximately 31.8 % of our Common Stock and this concentration of ownership may have the effect of preventing a change in control.

Assuming their ownership of the shares of Common Stock underlying unexercised Stock Options and Warrants, our officers and directors collectively beneficially own approximately thirty one and eight-tenths percent (31.8%) of our shares of Common Stock (See: “Security Ownership of Certain Beneficial Owners and Management”). As a result, if our officers and directors act in concert, they will have the ability by virtue of their voting power to exercise substantial influence over our business with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

Our ability to issue preferred stock may adversely affect the rights of holders of our Common Stock and may make takeovers more difficult, possibly preventing you from obtaining the optimal share price.

Our Certificate of Incorporation authorizes the issuance of shares of "blank check" preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The issuance of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our Common Stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for you to sell our Common Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

●	the broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain the financial information and investment experience objectives of the person; and
●
make a reasonable determination that (a) transactions in penny stocks are suitable for that person, and (b) the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The regulations applicable to penny stocks may severely affect the market liquidity for the shares of our Common Stock owned by you and could limit your ability to sell such securities in the secondary market.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Other than the distribution of the Rights and Warrants in our recent Rights Offering and Warrant Distribution and our  intended distribution of Warrants to the California Stockholders, we have not paid dividends in the past and do not expect to pay dividends in the future unless and until dividends are paid to Omagine, Inc. by Omagine LLC. Any return on your investment may therefore be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Up until this time the Company has utilized all cash reserves for the operation of its business and the Company plans to continue this policy for the foreseeable future. Any future payment of dividends on our Common Stock will depend on the payment of dividends to Omagine, Inc. by Omagine LLC and, as the Board of Directors may consider relevant, our earnings, financial condition and other business and economic factors at such time. If we do not pay cash dividends, our Common Stock may be less valuable because a return on your investment will only occur if the price of our Common Stock appreciates above the price you paid for it.

There are substantial risks associated with the Second SEDA with YA Master which could contribute to the decline of the price of our Common Stock and have a dilutive impact on our existing stockholders

In order to obtain needed capital, we entered into the Second SEDA with YA Master. The sale of our Common Shares pursuant to the Second SEDA will have a dilutive impact on our stockholders. We believe YA Master intends to promptly re-sell the shares that we sell to it under the Second SEDA. Such re-sales could cause the market price of our Common Stock to decline significantly. Any subsequent sales by us to YA Master under the Second SEDA may, to the extent of any such decline, require us to issue a greater number of shares of Common Stock to YA Master in exchange for each dollar of such subsequent sale.  Under these circumstances our existing stockholders would experience greater dilution. The sale of our Common Stock under the Second SEDA could encourage short sales by third parties which could contribute to the further decline of the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its corporate office at The Empire State Building, Suite 4815-17, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring December 31, 2015. Omagine LLC leases office space in Muscat, Oman under a lease expiring June 30, 2013.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Common Stock is quoted and traded on the OTCQB under the symbol "OMAG". The following table sets forth the range of high and low bid information for the Common Stock as reported by the OTCQB during the quarterly periods indicated. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Bid Prices Indicated
Quarter Ended	High	Low
3/31/11	$0.81	$0.55
6/30/11	$1.93	$1.91
9/30/11	$3.83	$3.54
12/30/11	$1.67	$1.24

3/30/12	$1.40	$1.10
6/29/12	$1.52	$1.21
9/28/12	$1.83	$1.53
12/31/12	$1.70	$1.51

At March 28, 2013, Omagine, Inc. had 14,631,794 shares of its Common Stock issued and outstanding, and there were approximately 1,122 holders of such Common Stock.

Dividends and Dividend Policy

The holders of our Common Stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. On January 12, 2012, our Board of Directors declared a dividend distribution of Rights and Warrants to our shareholders. Other than the foregoing non-cash dividend distribution, we have not declared any dividends on our Common Stock since inception and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any future decisions as to payment of cash or non-cash dividends or distributions on our Common Stock will be at the discretion of the Board of Directors and will depend upon our earnings and financial position at such time and on such other factors as the Board of Directors may then deem relevant.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders have approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the "2003 Omagine Inc. Stock Option Plan" ("Plan"). At December 31, 2012, there were 2,299,000 unexpired options (“Stock Options”) issued but unexercised under the Plan. The Plan is explained further in Note 5 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2012. The following table summarizes information as of the close of business on December 31, 2012 about the Stock Options under the Plan.

Equity Compensation Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted-average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,299,000	$1.79	39,000

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	2,299,000	$1.79	39,000

Performance graph

A performance graph is not required for the Company since it is a smaller reporting company.

Recent sales of unregistered securities

In connection with the Second SEDA [as hereinafter defined] (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), and with the issuance by us of the shares of Common Stock listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company, and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the Second SEDA with YA Global Master SPV Ltd (“YA Master”).

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2012.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6. Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the Company's business activities during fiscal years 2012 and 2011.

Overview

As the development program for the Omagine Project becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on the current assumptions underlying Omagine LLC’s updated development program, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate forecasts for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in the first half of 2013 and on current assumptions and market activity, that although the selling prices of residential housing in Oman have fallen from their previous overheated peaks, such residential prices during the Omagine Project’s planned multiple sales releases during 2014 and beyond will be at least equal to the prices that are presently budgeted by Omagine LLC.

Costs and selling prices remain somewhat volatile as the economy in Oman and the surrounding region recovers and improves, and undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project will require adjustment – possibly significant adjustment – as future events unfold. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

Although the Oman economy has not been as severely affected by the recent worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both residential and commercial selling prices and market absorption rates. Raw material and labor prices initially dropped dramatically and have now recovered and stabilized. Sales prices for housing in other integrated tourism projects in the Muscat area of Oman have stabilized and the inventory of unsold housing in the secondary (re-sale) market has diminished which some market observers see as an important indicator of pent-up future demand. Significant new housing inventory, especially apartments, has come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing has improved in recent months. The ongoing Eurozone debt problems however only add to buyers’ unease and the outcome of the EURO crisis and its effect on buyers’ behavior is unknown at this time.

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects, primarily in the MENA Region. The Company presently concentrates the majority of its efforts on the tourism and real estate development business of Omagine LLC in Oman.

Rights Offering and Warrant Distribution

In January 2012, the Board of Directors authorized the Company to conduct a Rights Offering and Warrant Distribution exclusively for the benefit of its stockholders pursuant to which the Company distributed at no charge to all holders of its Common Stock on February 24, 2012 (the “Record Date”), 3,181,837 non-transferable subscription Rights and 6,363,674 Warrants. Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) received one Right, one $5 Warrant, and one $10 Warrant for each four Common Shares held by them on the Record Date. Between February 24, 2012 and March 30, 2012 the Company conducted the Rights Offering (See: “Liquidity and Capital Resources – Rights Offering and Warrant Distribution”).

Critical Accounting Policies

Our financial statements attached hereto for the fiscal years 2012 and 2011 are development stage entity financial statements and have been prepared in accordance with accounting principles generally accepted in the United States for development stage entities and pursuant to the guidance contained in ASC 915 issued by the Financial Accounting Standards Board. The financial statements have been audited by the Company's independent certified public accountants. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

●	Revenue Recognition. The method of revenue recognition at Omagine LLC will be determined by management when and if it becomes likely that Omagine LLC will begin generating revenue.

●
Valuation Allowance for Deferred Tax Assets. The carrying value of deferred tax assets assumes that the Company will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's estimates and assumptions.

Results of Operations:

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Business - The Omagine Project").

The Company did not generate any revenue or incur any cost of sales for the years ending 2012 and 2011. The Company is focusing all of its efforts on Omagine LLC's real estate development and entertainment business.

The Company is relying on Omagine LLC's future operations for the Company's future revenue generation.

Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by Omagine LLC and the Government, may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $2,789,975 in fiscal year 2012 compared to $1,768,928 in fiscal year 2011. This increase of $1,021,047 (57.7%) was principally attributable to the $1,761,076 Stock Option expense incurred in 2012.

During our 2012 fiscal year the following SG&A Expenses increased by a total of $1,456,675: Officers & Directors compensation ($983,728); Consulting Fees (304,601); Travel & other SG&A Expenses ($168,346); and such increases were partially offset by decreases totaling $435,628 in the following SG&A Expenses: Professional Fees ($126,488); Commitment Fees ($300,000); and Rent / Occupancy costs  ($9,140).

During 2012 and 2011 the Company has utilized (i) awards of Stock Options to retain the services of personnel deemed critical to its ongoing operations (See: “Executive Compensation” and “Employment Agreements and Consulting Agreement”), and (ii) issuances of its Common Stock in lieu of cash payments in order to conserve its cash resources .

During the last two years the Company has frequently deferred making payments of salary to its executives, utilized Stock Options to incentivize its employees and consultants and utilized its Common Stock in lieu of cash to pay various professional fees. The Company therefore incurred significant SG&A Expenses in both 2012 and 2011 that did not require the Company to expend cash to compensate such employees and consultants or to pay such professional fees. Such SG&A Expenses incurred by the Company in 2012 and 2011 totaled $2,186,653 and $1,030,958 respectively, and consisted of: (i) deferred salary amounts which were expensed (but not paid) and which were then accrued as salaries payable, (ii) Stock Option expense; (iii) Common Stock contributed to employee 401(k) Plans, and (iv) Common Stock utilized to pay vendors, as detailed below:

●	$168,000 in 2012 and $259,500 in 2011 of unpaid but accrued salaries payable to Company executives, and

●	$1,761,076 in 2012 and $92,498 in 2011 representing the fair value of Stock Option awards as calculated using the Black-Scholes option pricing model, and

●	$76,250 in 2012 and $72,500 in 2011 representing the value of the shares of Common Stock contributed to employees 401(k) plan accounts, and

●	$181,327 in 2012 and $606,460 in 2011 representing the value of the shares of Common Stock used by the Company to pay various consulting and professional fees.

The Company sustained a net loss of $2,789,976 during 2012 compared to a net loss of $1,804,451 during 2011. The $985,525 (55%) increase in the Company's 2012 net loss compared to 2011 was principally attributable to the $2,186,653 of employee and consultant incentives and vendor payments in 2012 described above compared to the $1,030,958 of such incentives and vendor payments in 2011.

Liquidity and Capital Resources

The Company incurred a net loss of $2,789,976 and $1,804,451 in fiscal years 2012 and 2011 respectively. In 2012 the Company had net negative cash flow of $173,254. This resulted from the negative cash flows of $966,460 from the Company’s operating activities and $9,393 from purchase of equipment being partially offset by the positive cash flows of $802,599 from its financing activities.

The Company had $9,393 of capital expenditures in fiscal year 2012. Assuming Omagine LLC and the Government sign the Development Agreement for the Omagine Project in 2013 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2013 and beyond.

The $802,599 of positive cash flow from the Company's financing activities resulted from $821,639 in cash proceeds from the sale by Omagine, Inc. of shares of its Common Stock (of which $731,639 in cash was received pursuant to the Rights Offering) and a $5,960 increase in loans to the Company from officers and directors being reduced by a $25,000 repayment of Company debt due under a promissory note.

At December 31, 2012, the Company had $226,266 in current assets, consisting of $62,127 of cash and $164,139 of prepaid expenses (which included a $151,700 prepaid expense for investor relations services which will be amortized ratably during 2013). The Company's current liabilities at December 31, 2012 totaled $1,094,088 consisting of $320,435 of convertible notes payable and accrued interest, $252,291 of accounts payable and accrued expenses and $521,362 in accrued Officers’ payroll. At December 31, 2012, the Company had a working capital deficit of $867,822 compared to a working capital deficit of $1,412,311 at December 31, 2011. Sixty-five percent (65%) of the $1,094,088 of current liabilities at December 31, 2012 ($707,088) is due and owing to officers and/or directors.

The $544,489 decrease in the Company's working capital deficit at December 31, 2012 compared to December 31, 2011 is primarily attributable to the $569,045 reduction during 2012 of amounts due under convertible promissory notes ($327,514) and accounts payable ($241,531).

The Company will rely upon the future business of its majority owned subsidiary Omagine LLC for revenue growth.

As indicated in the report of the independent registered public accounting firm, the consolidated financial statements referred to above have been prepared for the Company as a development stage entity and assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

Omagine LLC presently has limited resources resulting from the initial capital investments into it by Omagine, Inc. and the New Shareholders. Shortly after the Shareholder Agreement was signed in May 2011, Omagine LLC’s resources increased as a result of the nominal initial investments made pursuant to the terms of the Shareholder Agreement (see Exhibit 10.4). The initial portion of the Cash Investment equal to approximately $390,000 has been received by Omagine LLC. Omagine LLC’s resources will again increase when, pursuant to the Shareholder Agreement as presently in effect, the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) is made by Omagine, Inc. after the DA is signed and prior to the Financing Agreement Date. Not until on or immediately subsequent to the Financing Agreement Date however, will the final portion of the Cash Investment equal to approximately $69,233,125 be received by Omagine LLC from the New Shareholders. If however, Omagine LLC is required to do the Transformation before signing the DA, then the Omagine LLC shareholders will have to increase the capital of Omagine LLC by 350,000 Omani Rials (equivalent to approximately $910,000) before the DA is signed, and the timing and amounts of the aforesaid investments will be adjusted accordingly. In such an event, Omagine, Inc. would be required to make the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC before the DA is signed. The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

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

In order to provide financing for its previous and current activities, the Company has relied to a great extent on the proceeds from sales of its Common Stock pursuant to (i) private placement sales, (ii) the Standby Equity Distribution Agreements discussed below, and (iii) its recent Rights Offering. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing.

The failure to sign the Development Agreement or the failure of the Financing Agreement Date to occur will significantly affect the Company’s ability to continue operations. After the DA is signed, Omagine, Inc. may, if it has the necessary financial resources available to it, make a secured loan to Omagine LLC in order to trigger the first Financing Agreement Date.

Rights Offering and Warrant Distribution

The Company conducted a “Rights Offering and Warrant Distribution” between February 24, 2012 and March 30, 2012 for the sole benefit of the Record Shareholders pursuant to which the Company distributed a total of 3,181,837 “Rights” and 6,363,674 Common Stock purchase warrants (“Warrants) to Record Shareholders. Pursuant to the terms of the Rights Offering and Warrant Distribution the Company withheld the issuance of exercisable Rights or Warrants to its Record Shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the Rights, Warrants and the Common Stock underlying the Rights and Warrants had not yet been approved by the California Department of Corporations (the “California Approval”). The Rights Offering has expired. The California Approval was received by the Company on February 13, 2013 when the California Department of Corporations informed us that it had no further comments and would issue its formal approval order as soon as the registration statement registering the 58,450 Warrants (the “California Warrants”) was declared effective by the SEC. The Company intends to distribute the 58,450 California Warrants to the California Shareholders who did not previously receive Warrants.

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

Of the 6,363,674 Warrants distributed, 3,181,837 are $5 Warrants and 3,181,837 are $10 Warrants. The Warrants expire on December 31, 2013 unless, upon a 30 day prior notice from the Company to the Warrant Holders, they are redeemed earlier by the Company.

The Rights, Warrants and Common Shares underlying the Rights and Warrants were registered in a registration statement filed by the Company on Form S-1 (Commission File No. 333-179040), which was declared effective by the SEC on February 13, 2012 (the “Original Registration”). Subsequently the Company filed Post-Effective Amendment No. 2 to the Original Registration (declared effective by the SEC on May 7, 2012) and Post-Effective Amendment No. 3 to the Original Registration (declared effective by the SEC on June 12, 2012) to remove from registration the securities which were registered pursuant to the Original Registration but not sold or distributed to Record Shareholders. The registration pursuant to the Original Registration of 6,363,674 Warrants and 7,377,706 Common Shares remains effective. The Company has filed a registration statement (Commission File No. 333-183852) with the SEC for the purpose of registering the 58,450 California Warrants and the 58,450 Common Shares underlying the California Warrants. Subject to that registration statement being declared effective by the SEC, the Company will (i) distribute 58,450 California Warrants to the California Shareholders who did not receive Warrants, and (ii) notify those nominees who hold Warrants in electronic form for the account of California Shareholders that such Warrants are now exercisable.

Standby Equity Distribution Agreements

On December 22, 2008, the Company signed a two year Standby Equity Distribution Agreement (the “First SEDA”) with YA Global Investments, L.P. (“YA”). The First SEDA expired on April 30, 2011.

On May 4, 2011, the Company executed a new two year Standby Equity Distribution Agreement (the “May SEDA”) with YA Global Master SPV Ltd (“YA Master”) under substantially the same terms and conditions as the First SEDA executed between YA and the Company in December 2008. On June 21, 2011, the Company and YA Master entered into an agreement amending the May SEDA (the “Amendment Agreement”). The May SEDA and the Amendment Agreement are collectively referred to herein as the “Second SEDA”. Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA Master in satisfaction of a $300,000 commitment fee due under the Second SEDA. Pursuant to the Second SEDA the Company, at its sole discretion and upon giving written notice to YA Master (an “Advance Notice”), may periodically sell shares of its Common Stock (“Shares”) to YA Master (“Sales”). For each Share purchased under the Second SEDA, YA Master will pay to the Company ninety-five percent (95%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Second SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Purchase Price”). The Company is not obligated to sell any Shares to YA Master but may, over the term of the Second SEDA and in its sole discretion, sell to YA Master that number of Shares valued at the Purchase Price from time to time in effect that equals up to ten million dollars ($10,000,000) in the aggregate. YA Master's obligation to purchase Shares under the Second SEDA is subject to certain conditions, including (i) the Company obtaining an effective registration statement with the SEC to register the resale by YA Master of the Shares sold to YA Master under the Second SEDA (“Registration Statement”) and (ii) periodic Sales to YA Master must be separated by a time period equal to five Trading Days (as such term is defined in the Second SEDA), and (iii) the amount of any individual periodic Sale designated by the Company in any Advance Notice may not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The Registration Statement filed by the Company in connection with the Second SEDA was declared effective by the SEC as of August 24, 2011 (Commission File No. 333-175168). As of the date hereof, the effective status of such Registration Statement has expired and the Company has filed a post-effective amendment to such Registration Statement with the SEC in order to again make Share Sales available to it pursuant to the Second SEDA.

The Company has utilized the First SEDA, the Second SEDA and the proceeds from its recent Rights Offering to fund its operations to date and intends, subject to the aforementioned post-effective amendment to the Second SEDA registration statement being declared effective by the SEC, to continue to utilize the Second SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,363,674 Warrants distributed (and the 58,450 California Warrants to be distributed) pursuant to its recent Rights Offering and Warrant Distribution will thereafter become “in the money” and will be exercised. Such an exercise of Warrants would provide the significant amount of capital necessary to fund, should that be desirable at the time, (i) a secured loan to Omagine LLC which would in turn trigger the first Financing Agreement Date, and (ii)  the OMAG Final Equity Investment into Omagine LLC. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the First and Second SEDA to fund its operations during the past several years.

Capital Expenditures and Construction Financing

The Company incurred $9,393 of capital expenditures in fiscal year 2012. Assuming Omagine LLC signs the Omagine DA with the Government as anticipated, we expect that in the periods subsequent to such DA signing (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of bank financing and possibly a sale of up to 5% of Omagine LLC’s equity (See: “Business - Financial Advisor”). Omagine LLC's requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent financial crises mentioned above however have indicated a much reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

Off-Balance Sheet Arrangements

We have not entered into and have no present intention of entering into any off-balance sheet financing arrangements. We have not formed and have no present intention of forming any special purpose entities.

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

 Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Information required under this caption is not required for the Company since it is a smaller reporting company.

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

On November 15, 2012, the Company concluded that it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At December 31, 2011 and at March 31, June 30 and September 30 of 2012, the Company had concluded that it was not a DSE. During the fourth quarter of 2012, the Company instituted a more robust set of procedures in order to strengthen its disclosure controls and procedures and its internal control over financial reporting. Based on the DCP Evaluation, the Company’s chief executive and financial officer has concluded that while our disclosure controls and procedures were ineffective during the first three quarters of 2012, they were effective as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Prior to November 2012 the Company had adopted a web-based software solution in order to automate and streamline its compliance program. In light of our November 2012 conclusion that we are a DSE, the Company discontinued using this web-based system and reverted to its previous manual system during the fourth quarter of 2012.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) although the Company’s internal control over financial reporting was ineffective during the first three quarters of 2012, the Company’s internal control over financial reporting has now been ameliorated and it was effective as of December 31, 2012, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) the material weakness in the operation of the Company’s disclosure controls and procedures which caused us to make an incorrect conclusion regarding our status as a DSE during the first three quarters of 2012 has been ameliorated and there were no material weaknesses in either the design or operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation identified the occurrence during the fourth fiscal quarter of 2012 of several changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

Omagine, Inc. is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Sections 404 and 302 of the Sarbanes-Oxley Act. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permanently exempt smaller reporting companies from such attestation requirement.

Changes in Internal Control Over Financial Reporting

There were changes made during the Company’s fourth fiscal quarter of 2012 that materially affected and are reasonably likely to materially affect the Company’s internal control over financial reporting. In view of management’s November 2012 conclusion that the Company is a DSE, the Company has instituted a second level of internal review of our controls and procedures and internal control over financial reporting. The Company has discontinued the use of its previous web-based system and returned to a manual system which affords us a more detailed initial review which is now augmented by a more highly focused second level review by a different internal reviewer than the reviewer that does the initial review. Management believes that by designing in this redundancy a more robust result will be produced and Company management will be alerted in a timely manner to any internal control or disclosure issues, including financial reporting issues relevant to GAAP such as the recent DSE issue described above. The Company intends to further augment our internal control over financial reporting during 2013 by testing and implementing a more specialized automated system (while maintaining the second level of internal review) to assist us in accomplishing this task of documenting and assessing the design of controls, tracking the testing of their effectiveness and locating and remedying any deficiencies in the internal controls over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. The directors and executive officers of the Company as of the date hereof are as follows:

Name	Age	Position
Frank J. Drohan	68	Chairman of the Board of Directors, President, Chief Executive & Financial Officer
Charles P. Kuczynski	59	Vice-President, Secretary and Director
William Hanley	71	Controller & Principal Accounting Officer
Louis J. Lombardo	68	Director

Directors

Frank J. Drohan has served as a director, Chairman of the Board of Directors, President and CEO of the Registrant since 1991. Mr. Drohan is also the Managing Director and Chief Executive Officer of Omagine LLC and he serves as a director and the chairman of JOL. He was chairman of the board of directors, president and sole shareholder of Rif International Corp., a privately held company active in the construction and real estate development business and which had extensive overseas activities in the MENA Region between 1977 and 1986 and which was acquired by Omagine, Inc. in 1997. Mr. Drohan holds a Bachelor of Science degree in Economics and Political Science from Manhattan College in New York City. Mr. Drohan, has over 30 years of experience doing business across most of the MENA Region, has many long-standing business and personal relationships in the region and is familiar with the region’s cultural and business environment.

Charles P. Kuczynski has served as a director, Secretary and a Vice-President of the Registrant since 1996 and previously served as a director and Secretary of the Registrant from 1988 to 1993. Mr. Kuczynski is a director and the secretary of JOL. Prior to joining the Company, Mr. Kuczynski was a sales executive with Hillenbrand Industries. Mr. Kuczynski holds a Bachelor of Arts degree from Merrimack College in Massachusetts. Mr. Kuczynski has over 25 years of diverse business experience in marketing, sales, public relations and administration.

Louis J. Lombardo has served as a non-employee independent director (“Independent Director”) of the Registrant since 2005. Mr. Lombardo retired after 35 years at American Express Company where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. Mr. Lombardo holds an MBA degree from New York University. Mr. Lombardo’s years of experience as a senior executive of American Express Company brings a unique perspective and added value to his role as an Independent Director on our Board of Directors. He lives in New York City where he owns and operates two privately held businesses and a consulting company.

Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. The Board of Directors is authorized to fill vacancies on the Board of Directors by appointment for a term lasting until the Company’s next annual meeting of shareholders or until such appointed person’s successor has been duly elected and qualified. Directors who are Company employees receive no fees for acting as such. Independent Directors receive stock options and receive a minimal fee for attendance at board meetings and the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending such meetings.

Kevin O'C. Green is an attorney and had served as an Independent Director of the Registrant from 2001 until January 2012. Due to the demands of his law practice and other business commitments, Mr. Green resigned as a director of Omagine, Inc. effective January 31, 2012. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices. Salvatore J. Bucchere, an accountant and businessman, had served as an Independent Director of the Registrant from 2001 until his sudden and unexpected death on April 9, 2012. The Board of Directors has undertaken a search to identify two persons who are qualified and willing to serve as Independent Directors to fill the vacancies resulting from Mr. Green’s resignation and Mr. Bucchere’s untimely passing. At December 31, 2012, the three member Board of Directors of Omagine, Inc. consisted of two employee directors: Frank J. Drohan and Charles P. Kuczynski and one Independent Director: Louis J. Lombardo

Board Committees

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors.

At January 1, 2012 the members of the Audit Committee were Mr. Bucchere, Mr. Green (both of whom were Independent Directors) and Mr. Drohan. Until his unexpected death on April 9, 2012, Mr. Bucchere was the Chairman of the Audit Committee and was an audit committee financial expert. At December 31, 2012, the sole member of the Audit Committee was Mr. Drohan and the audit committee did not have an audit committee financial expert as a member as of December 31, 2012.

At January 1, 2012, the three Independent Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the entire membership of the compensation committee and of the nominating committee. At December 31, 2012, the sole member of the compensation committee and of the nominating committee was Mr. Lombardo who is an Independent Director.

At January 1, 2012, the Stock Option Committee was chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan were committee members. At December 31, 2012, the sole member of the Stock Option Committee was Mr. Drohan.

In view of the ongoing vacancies on its Board of Directors, the Company’s limited resources and the limited number of Company employees available to address currently pressing business requirements, the Board of Directors resolved on March 15, 2013 to temporarily suspend the activities of the audit committee, the compensation committee, the nominating committee and the stock option committee until the two new Independent Directors were appointed or elected, and to have responsibility for all such committee activities assumed by the full Board of Directors.

The Board of Directors is presently attempting to fill the two board vacancies for Independent Directors. One such vacancy will be filled with a person who will chair the audit committee and will be an audit committee financial expert. Upon the appointment or election of such two new Independent Directors, they will also both be appointed to the compensation committee and to the nominating committee. Such vacancies are not presently expected to be filled until after the Development Agreement for the Omagine Project is signed with the Government of Oman.

Officers

Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Drohan and Mr. Kuczynski are both officers of the Company as described above. William Hanley has served as the Controller and Principal Accounting Officer of the Company since January 2008. Mr. Hanley served as the controller of Mittal Steel from 1986 to 2007 and as the Controller and Chief Financial Officer of Rif International Corp. from 1980 to 1986. From 1973 to 1980 he served as the controller at two Wall Street brokerage firms and from 1968 to 1972 as a senior accountant at Main LaFrentz & Company. Mr. Hanley holds a Bachelor of Business Administration degree in Accounting from St. Francis College in New York.

Code of Ethics

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct ("Code"). The Code applies to all directors, officers and employees of the Company. The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is attached hereto as Exhibit 14 and is available on the Company's website, www.omagine.com.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date hereof, the Registrant’s officers and directors are in compliance with the requirement to file ownership reports as required by Section 16(a) of the Act. During 2012 the Registrant’s President, Vice President and Controller did not timely file Form 4 for options granted to each of them, for their exercise of Rights in the Registrant’s Rights Offering and for discretionary contributions made by the Registrant to the Omagine, Inc. 401(k) Plan on their behalf. The Registrant’s President did not timely file a Form 4 for shares gifted to a relative. Mr. Lombardo, and Independent Director of the Registrant, did not timely file Form 4 for stock options granted to him in 2012. All such forms have been filed as of the date hereof.

Item 11. Executive Compensation.

Officer Compensation

The following table sets forth information relating to the aggregate compensation received by the then current executive officers of the Company for services in all capacities during the Registrant's three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer of the Company whose total compensation exceeded $100,000 (the foregoing (i) and (ii) being collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Unpaid Salary Accrued (1)	Salary Payments (2)	Bonus	Stock Awards (3)	Option Awards (4)	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c-1)	(c-2)	(d)	(e)	(f)	(g)	(h)

Frank J. Drohan, Chief Executive and Financial Officer	2012	$125,000	$0	$0	$34,388	$691,874	$0	$851,262
	2011	$125,000	$0	$0	$33,834	$47,170	$0	$206,004
	2010	$125,000	$0	$0	$33,834	$47,170	$0	$206,004

Charles P. Kuczynski, Vice-President and Secretary	2012	$18,000	$82,000	$0	$35,882	$236,847	$0	$372,729
	2011	$69,500	$30,500	$0	$35,444	$23,585	$0	$159,029
	2010	$45,000	$40,000	$0	$35,444	$23,585	$0	$144,029

William Hanley, Controller and Principal Accounting Officer	2012	$25,000	$55,000	$0	$5,980	$51,183	$0	$137,163
	2011	$65,000	$15,000	$0	$3,222	$2,975	$0	$86,197
	2010	$60,000	$20,000	$0	$3,222	$3,967	$0	$87,189

Sam Hamdan, Deputy Managing Director, Omagine LLC (5)	2012	$0	$0	$0	$0	$644,479	$0	$644,479
	2011	$0	$0	$0	$0	$18,768	$0	$18,768
	2010	$0	$0	$0	$0	$18,768	$0	$18,768

1. Amounts included under Column (c-1) represent amounts recognized as compensation expense for financial statement reporting purposes and not an amount paid to the Named Executive Officers in the year indicated. Such amounts represent unpaid salary due for the year indicated that were accrued as salaries payable.

2. Amounts included under Column (c-2) represent amounts recognized as compensation expense for financial statement reporting purposes which were paid to the Named Executive Officers in the year indicated. Such amounts represent portions of salary due for the year indicated that were paid in the year indicated.

3. Amounts included under Column (e) represent contributions of the Registrant’s Common Stock made in the year indicated to the 401(k) Plan account of the Named Executive Officer, valued at the closing market price of the Common Stock on the dates of such contributions.

4. Amounts included under Column (f) represent the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718 and not an amount paid to or realized by the Named Executive Officers. There can be no assurance that the amounts determined by ASC 718 will ever be realized. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013. Assumptions used in the calculation of these amounts are included in Note 1- STOCK-BASED COMPENSATION and Note 6 – STOCK OPTIONS to the Company's audited financial statements for the fiscal years ended December 31, 2012 and 2011. (Also see: “Equity Compensation Plan Information” in this Item 11 below).

5. In addition to the 750,000 January 2012 Stock Options exercisable at $1.70 per share awarded to Mr. Hamdan in 2012, Mr. Hamdan also holds 160,000 Stock Options exercisable at $1.25 per share which were awarded to him in March 2007.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (h) of the foregoing table as to any Named Executive Officer specifically named in the above table.

Table of Accrued Unpaid Salary Used to Purchase Common Stock

The following table indicates the amounts of previously accrued but unpaid salary payable utilized in the year indicated by the Named Executive Officer to purchase shares of the Company’s Common Stock via a direct purchase from the Company, an exercise of Stock Options or an exercise of Rights in the Rights Offering.
Name	2012	2011	2010

Frank J. Drohan (1)	$155,921	$125,000	$-

Charles P. Kuczynski (2)	$11,591	$62,500	$-

William Hanley (3)	$31,250	$-	$100,000

Sam Hamdan (4)	$-	$-	$-

1.	At December 31, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Drohan was $273,154; $281,250; and $281,250 respectively. During the year ended December 31, 2012, $155,921 of such accrued but unpaid salary and $247,492 of principal and interest owed by the Company to Mr. Drohan pursuant to a promissory note was offset and utilized by Mr. Drohan for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2011, $125,000 of such accrued but unpaid salary due to Mr. Drohan was offset and utilized by him for the exercise of 100,000 stock options at $1.25 per share

2.	At December 31, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Kuczynski was $145,658; $139,249; and $132,250 respectively. During the year ended December 31, 2012, $11,591 of such accrued but unpaid salary and $51,497 of principal and interest owed by the Company to Mr. Kuczynski pursuant to a promissory note was offset and utilized by Mr. Kuczynski for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2011, $62,500 of such accrued but unpaid salary due to Mr. Kuczynski was offset and utilized by him for the exercise of 50,000 stock options at $1.25 per share.

3.	At December 31, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Hanley was $102,550; $108,800; and $43,799 respectively. During the year ended December 31, 2012, $31,250 of such accrued but unpaid salary owed by the Company to Mr. Hanley was offset and utilized by Mr. Hanley for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2010, $100,000 of such accrued but unpaid salary due to Mr. Hanley was offset and utilized by him for the purchase of 82,305 shares of the Company’s Common Stock at $1.215 per share.

4.	At December 31, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Hamdan was zero.

Director Compensation

Independent Directors are compensated by the Company for their services as directors of the Company. Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

The following table sets forth information relating to the aggregate compensation received by the then current Independent Directors of the Registrant for services in all capacities during the Registrant's fiscal year ended December 31, 2012.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2) ($)	All Other Compensation ($)	Total ($)
Salvatore Bucchere (3)	$1,000	$0	$42,652	$0	$43,652
Kevin Green (3)	$500	$0	$0	$0	$500
Louis Lombardo	$2,000	$0	$42,652	$0	$44,652
(1)
Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of these amounts are included in Note 1 - STOCK-BASED COMPENSATION and Note 6 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2012.

(2)
In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013. As of December 31, 2012, (a) each of Mr. Lombardo and the estate of Mr. Bucchere had 50,000 fully vested January 2012 Options and Mr. Green had no January 2012 Options. In addition as of December 31, 2012, Mr. Lombardo held (i) 2,000 fully vested Stock Options exercisable at $0. 85 per share and (ii) 2,000 fully vested Stock Options exercisable at $1.70 per share; Mr. Green held (i) 2,000 fully vested Stock Options exercisable at $0.85 per share and (ii) 2,000 fully vested Stock Options exercisable at $0.51 per share; and the estate of Mr. Bucchere held (i) 2,000 fully vested Stock Options exercisable at $0.85 per share, (ii) 2,000 fully vested Stock Options exercisable at $0.51 per share, and (iii) 6,000 fully vested Stock Options exercisable at $4.50 per share (See: “Equity Compensation Plan Information” - “Stock Options Granted to Independent Directors” in this Item 11 below).

(3)	Mr. Green resigned in January 2012 and Mr. Bucchere died in April 2012.
Independent Directors are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2012

Compensation Item	Amount

Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options	(1)(2)
(1)
On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one- time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vesting 2,000 on the date of grant and 2,000 on the first business day of January in each of the two years next following the date of grant.

(2)
For Independent Directors that have served on the Board for at least 3 years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of January in each fiscal year next following such 3 year period, at the closing price on the date of such grant, and vesting immediately upon grant.

Compensation discussion and analysis

The Board of Directors has long recognized that the Named Executive Officers and the Company’s Independent Director (collectively, the “Company Executives”) have been substantially underpaid for years relative to their talents and to the efforts they expend on the Company’s behalf. The previously disclosed history of the long and frequent delays by the Government of Oman relative to the timely signing the DA have caused hardship both for the Company and for the Company Executives. In order to conserve its cash resources, the Company has frequently suspended the already inadequate compensation arrangements it has with the Company Executives by not paying or partially paying such compensation and accruing the unpaid portions of such compensation on its books as compensation payable. The Company Executives have nevertheless exhibited remarkable resiliency, loyalty to the Company and dedication to their work and have labored diligently, often with little or no compensation, in order to accomplish the Company’s single most important strategic objective of signing the DA with the Government. Also, the Company’s president, its vice-president and its Independent Director have each made loans to the Company during the past few years.

As soon as practicable after Omagine LLC signs the DA with the Government, the Company plans to institute a formal plan for performance based compensation for all its executives and senior staff, including the Company Executives. This intended compensation plan will be designed to align executive compensation with the achievement by the Company of its long-term goals and objectives. Until such time as such plan is implemented however, and given the Company’s current cash restraints, the Company has attempted to incentivize the Company Executives on an ad hoc basis.

Beginning in 2007 and continuing to date, the Company has frequently suspended and accrued salary payments due to its Company Executives who are officers of the Company. From 2010 through 2012, the Company failed, to pay in accordance with its normal payroll procedures a total of $375,000 of salary due to its president & chief executive officer; a total of $132,500 of salary due to its vice-president & secretary; and a total of $150,000 of salary due to its controller & principal accounting officer. Consistent with the Company’s practice in periods prior to 2010, such unpaid salaries were accrued on the Company’s books as salaries payable and portions thereof were sometimes paid at later dates, as and when the Company’s financial circumstances permitted. Significantly, and in a further demonstration of their support of the Company, the Company Executives who are officers of the Company also, from time to time, exchanged portions of the accrued but unpaid salary due them for shares of Common Stock in the Company. None of such share purchases by such Company Executives were executed at preferential prices. In this regard:

●
In August 2011, the company’s president exchanged $125,000 of accrued but unpaid salary due to him in order to exercise 100,000 Stock Options held by him at $1.25 per share, and in March 2012 he also exchanged an aggregate of $403,413 of unpaid salary and accrued principal and interest due to him from the Company under a promissory note, in order to exercise 322,730 Rights to purchase 322,730 shares of Common Stock at $1.25 per share in the Company’s recent Rights Offering, and

●
In August 2011, the company’s vice-president exchanged $62,500 of accrued but unpaid salary due to him in order to exercise 50,000 Stock Options held by him at $1.25 per share, and in March 2012, he also exchanged an aggregate of $63,088 of unpaid salary and accrued principal and interest due to him from the Company under a promissory note, in order to exercise 50,470 Rights to purchase 50,470 shares of Common Stock at $1.25 per share in the Company’s recent Rights Offering, and

●
In July 2010, the company’s controller exchanged $100,000 of accrued but unpaid salary due to him in order to purchase 82,305 shares of the Company’s Common Stock at $1.215 per share, and in March 2012 he also exchanged $31,250 of accrued but unpaid salary due to him in order to exercise 25,000 Rights to purchase 25,000 shares of Common Stock at $1.25 per share in the Company’s recent Rights Offering.

The company’s Independent Director has made loans to the Company totaling $150,000 which are represented by convertible promissory notes.

In an effort to retain the services of the Company Executives (and other Company consultants) which the Company deems critical to its ongoing operations, the Company has issued Stock Options to the Company Executives and to other Company consultants (See: “Equity Compensation Plan Information” and “Employment Agreements and Consulting Agreement” below in this Item 11). In December 2012 the Company extended the expiration date of the January 2012 Stock Options held by the Company Executives.

The Company Executives recognize the extraordinary advance in the Company’s prospects expected to occur if the DA is signed with the Government and the implementation of the Omagine Project as presently conceived is undertaken by Omagine LLC. While they also recognize the extraordinary personal and professional risks, both financial and otherwise, they have undertaken in order to pursue this Company goal, the Company Executives are nevertheless greatly surprised at the excessive length of time taken by the Government’s decision making process and the attendant additional risk incurred by them as a result of those delays.

Should Omagine LLC ultimately fail to sign the DA and move forward with the development of the Omagine Project in Oman, (i) the past several years of under-compensation to the Company Executives will be misused years for them, (ii) the accrued but unpaid compensation payable to the Company Executives will likely be lost, (iii) the shares of the Company’s Common Stock purchased by the Company Executives will likely decline in value, and (iv) the Stock Options held by the Company Executives will likely expire worthless.

If, on the other hand, the efforts of the Company Executives on behalf of the Company are successful and the DA is ultimately signed by Omagine LLC and the Government, it is likely that the past years of under-compensation to the Company Executives will have been a worthwhile sacrifice, that the accrued but unpaid salary payable to the Company Executives will be paid to them, and that the Common Stock and Stock Options held by the Company Executives will become valuable.

In view of the inordinate delays by the Government to date, and the extraordinary efforts, risks and sacrifices undertaken on behalf of the Company by the Company Executives, the Board of Directors has determined that if, and only if, the DA is signed by Omagine LLC and the Government, the Company will then award a one-time cash bonus (a ”DA Success Bonus”) to each of the Company Executives in compensation for the aforesaid efforts, risks and sacrifices so undertaken by them which resulted in the realization of the Company’s primary strategic objective of signing the DA. The amount of each such DA Success Bonus has not yet been determined by the Board of Directors but each such amount is expected to be substantial and commensurate with (a) the value added to the Company as a result of the contribution made by each such Company Executive to the Company’s success in achieving its primary strategic objective of signing the DA with the Government, and (b) the efforts expended by each such Company Executive in attaining that objective.

If Omagine LLC signs the DA with the Government, then in determining its compensation policies and decisions subsequent thereto, the Company shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company does not presently have written employment agreements with any of its executive officers (See: “Employment Agreements and Consulting Agreement” below in this Item 11).

Equity Compensation Plan Information

Two million five hundred thousand (2,500,000) shares of Common Stock are reserved for issuance under the Plan. The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in Omagine, Inc. through the granting of Stock Options to purchase shares of the Company’s Common Stock.

On January 15, 2013 pursuant to the Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 2,000 Stock Options exercisable at $1.38 per share which expire on January 14, 2018.

On April 13, 2012 pursuant to the Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 2,000 Stock Options exercisable at $1.70 which expire on April 18, 2017.

On January 2, 2012, pursuant to the Plan and a resolution of the Board of Directors, thirteen individuals who were either employees, directors or consultants to the Company at such time were granted an aggregate total of 1,994,000 January 2012 Options exercisable at $1.70. On January 31, 2012, 50,000 January 2012 Options previously issued to Mr. Green, an Independent Director, were cancelled in accordance with their terms upon Mr. Green’s resignation. On April 9, 2012, Mr. Bucchere, an Independent Director, died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of Mr. Bucchere’s January 2012 Options and all other Stock Options then held by him were fixed at April 8, 2013. On April 13, 2012 pursuant to the Plan and a resolution of the Board of Directors, 21,000 January 2012 Options which were intended to be granted on January 2, 2012 but were not available under the Plan at such time, were granted to two individuals as follows: (i) a consultant to the Company was granted 10,000 January 2012 Options, and (ii) Mr. Frank Drohan, the Company’s president, was granted an additional 11,000 January 2012 Options. In view of the long delays being experienced by the Company resulting from the Government’s delays in signing the DA and because of the Board of Directors’ determination that the continued services of the individuals holding January 2012 Options was required, the Board of Directors resolved on December 26, 2012, to extend the expiration date of all January 2012 Options (including the 50,000 January 2012 Options held by the estate of Mr. Bucchere) to December 31, 2013.

All January 2012 Options are exercisable at $1.70 per share, have a “cashless exercise” feature, are fully vested as of the date hereof, expire on December 31, 2013, and (except with respect to Mr. Bucchere’s January 2012 Options) require the holder thereof to be an employee of or a consultant to the Company at the time of exercise.

January 2012 Options may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2013 as follows, by either: (1) paying the $1.70 exercise price in cash to the Company, or (2) electing to pay the $1.70 exercise price via the cashless exercise feature of the January 2012 Options:

1)
January 2012 Options may be exercised in whole or in part by the holder thereof by delivery of a written notice to the Company (the “Exercise Notice”), of such holder’s election to exercise such January 2012 Options, which Exercise Notice shall (a) specify the number of shares of Common Stock (“Option Shares”) to be purchased, (b) be accompanied by payment to the Company of an amount equal to $1.70 per Option Share multiplied by the number of Option Shares for which the January 2012 Options are being exercised (the “Aggregate Option Exercise Price”) in cash or wire transfer of immediately available funds, and (c) include the surrender of the relevant certificate representing such January 2012 Options (or an indemnification undertaking with respect to such January 2012 Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to the Company as soon as practicable following the date of such Exercise Notice, but in no event later than December 30, 2013 (“Cash Basis”) or

2)
by delivering an Exercise Notice and in lieu of making payment of the Aggregate Option Exercise Price in cash or wire transfer, elect instead to receive upon such exercise the “Net Number” of shares of Common Stock determined according to the following formula (the “Cashless Exercise”):

Net Number = (A x B) – (A x C)
B

For purposes of the foregoing formula:

A =	the total number of Option Shares with respect to which the relevant January 2012 Options are then being exercised.
B =	the closing bid price of the Common Stock on the date of exercise of the relevant January 2012 Options.
C =	the exercise price of one dollar and seventy cents ($1.70) in United States currency.

Stock Options Granted to the Named Executive Officers

The following table shows the number of shares of Common Stock covered by exercisable and un-exercisable options held by the Named Executive Officers on December 31, 2012.

(a)	(b)	(c)	(d)	(e)
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date
Frank J. Drohan (1)	750,000	0	$1.70	December 31, 2013
	80,000	20,000	$2.60	September 22, 2018

Charles P. Kuczynski (2)	250,000	0	$1.70	December 31, 2013
	40,000	10,000	$2.60	September 22, 2018

William Hanley (3)	60,000	0	$1.70	December 31, 2013
	6,000	0	$2.60	September 22, 2013

Sam Hamdan (4)	750,000	0	$1.70	December 31, 2013
	160,000	0	$1.25	March 30, 2017
(1)

In September 2008, 100,000 Stock Options, vesting ratably over five years and exercisable at $2.60 per share, were granted to the Company's President & Chief Executive Officer. In January and April of 2012, an aggregate of 750,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012 and exercisable at $1.70 per share were granted to the Company's President & Chief Executive Officer. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized.

(2)
In September 2008, 50,000 Stock Options, vesting ratably over five years and exercisable at $2.60 per share, were granted to the Company's Vice-President & Secretary. In January 2012, 250,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012 and exercisable at $1.70 per share were granted to the Company's Vice-President & Secretary. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized.

(3)
In September 2008, 6,000 Stock Options, vesting immediately upon grant and exercisable at $2.60 per share, were granted to the Company's Controller & Principal Accounting Officer. In January 2012, 60,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012 and exercisable at $1.70 per share were granted to the Company's Controller & Principal Accounting Officer. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized.

(4)
In March 2007, 160,000 Stock Options, vesting ratably over five years and exercisable at $1.25 per share, were granted to a consultant to the Company who is also the Deputy Managing Director of Omagine, LLC. In January 2012, 750,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012 and exercisable at $1.70 per share were granted to the Deputy Managing Director of Omagine, LLC. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized.

The following table shows the number of shares of Common Stock covered by unexpired non-qualified Stock Options issued to the Named Executive Officers under the Plan and unexercised as of March 28, 2013.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	100,000	$2.60	9/23/2008	9/22/2018
Frank Drohan	739,000	$1.70	1/2/2012	12/31/ 2013
Frank Drohan	11,000	$1.70	4/13/2012	12/31/ 2013

Charles Kuczynski	50,000	$2.60	9/23/2008	9/22/2018
Charles Kuczynski	250,000	$1.70	1/2/2012	12/31/ 2013

William Hanley	6,000	$2.60	9/23/2008	9/22/2013
William Hanley	60,000	$1.70	1/2/2012	12/31/ 2013

Sam Hamdan	160,000	$1.25	3/19/2007	3/31/2017
Sam Hamdan	750,000	$1.70	1/2/2012	12/31/ 2013

In August 2011, Mr. Drohan exercised 100,000 Stock Options at $1.25 to purchase 100,000 Common Shares and Mr. Kuczynski exercised 50,000 Stock Options at $1.25 to purchase 50,000 Common Shares.

Stock Options Granted to Independent Directors

The following table shows the number of shares of Common Stock covered by unexpired non-qualified Stock Options issued to Independent Directors of the Company under the Plan and unexercised as of March 28, 2013.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Louis Lombardo	2,000	$0.85	5/17/2011	5/16/2016
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/ 2013
Louis Lombardo	2,000	$1.70	4/13/2012	4/ 12 /2017
Louis Lombardo	2,000	$1.38	1/15/2013	1/14/2018

Salvatore Bucchere	6,000	$4.50	10/30/2007	4/8/2013
Salvatore Bucchere	2,000	$0.51	7/1/2010	4/8/2013
Salvatore Bucchere	2,000	$0.85	5/17/2011	4/8/2013
Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31 /2013

Kevin Green	2,000	$0.51	7/1/2010	6/30/2015
Kevin Green	2,000	$0.85	5/17/2011	5/16/2016

On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest ratably over the three year period subsequent to such date of appointment provided such Independent Director continues to hold office on the date of such vesting. Independent Directors that have served on the Board of Directors for at least 3 years may be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) on the first business day of each fiscal year subsequent to such three years of service (or on such other day subsequent thereto as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and such options shall vest immediately upon grant.

Mr. Lombardo presently holds 56,000 fully vested Stock Options (2,000 exercisable at $0.85 expiring on May 16, 2016; 2,000 exercisable at $1.70 expiring on April 12, 2017; 2,000 exercisable at $1.38 expiring on January 14, 2018; and 50,000 exercisable at $1.70 expiring on December 31, 2013). Mr. Lombardo’s January 2012 Options require him to be an Independent Director of the Company at the time of the exercise of any January 2012 Options.

Mr. Salvatore Bucchere was an Independent Director at the time of his death on April 9, 2012. Pursuant to the Plan, all Stock Options then held by Mr. Bucchere immediately vested and were assigned an expiration date of April 8, 2013. Subsequently pursuant to a resolution of the Board of Directors, the expiration date for all January 2012 Options (including Mr. Bucchere’s 50,000 January 2012 Options) was extended to December 31, 2013. Mr. Bucchere’s estate presently holds 60,000 fully vested Stock Options (2,000 exercisable at $0.51, 2,000 exercisable at $0.85, 6,000 exercisable at $4.50, all expiring on April 8, 2013; and 50,000 exercisable at $1.70 expiring on December 31, 2013).

Mr. Kevin Green was an Independent Director until his resignation on January 31, 2012. Pursuant to their terms, Mr. Green’s 50,000 January 2012 Options were cancelled concurrently with his resignation. Mr. Green presently holds 4,000 fully vested Stock Options (2,000 exercisable at $0.51 expiring on June 30, 2015 and 2,000 exercisable at $0.85 expiring on May 16, 2016).

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any options during fiscal year 2012. The Company has never issued any stock appreciation rights. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013. (See: “Results of Operations” and Note 6 – STOCK OPTIONS to the Company's audited financial statements for the fiscal years ended December 31, 2012).

Employment Agreements

The Company presently has no employment agreements with any of its employees.

In September 2001, Omagine, Inc. entered into an employment agreement (the “Drohan Agreement”) with Mr. Frank J. Drohan, Chief Executive Officer of the Company. Pursuant to the Drohan Agreement, Omagine, Inc. was obligated through December 31, 2010 to pay its President and Chief Executive Officer, Mr. Frank J. Drohan, an annual base salary of $125,000, plus an additional amount based on a combination of the Company’s net sales and earnings before taxes. Mr. Drohan's employment agreement provided for an option to purchase 20,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Drohan Options”), and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified to provide that the Company could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to the Company pursuant to the Drohan Agreement and the Company would accrue Mr. Drohan’s unpaid salary. From 2009 through 2012, all or portions of Mr. Drohan’s annual salary was not paid to him in a timely manner in accordance with the Company’s normal payroll practices and was accrued by the Company. The Company has agreed to pay any remaining unpaid and accrued salary to Mr. Drohan without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified stock options to Mr. Drohan which vest ratably over the five years after the grant date and which are exercisable at $2.60 per share. 20,000 of such options vested on each September 24 of 2009, 2010, 2011 and 2012 and the final 20,000 of such options shall vest on September 24, 2013. Expiration of all such options is ten years from the date of grant. The Board of Directors had determined in January 2012 to grant Mr. Drohan 750,000 January 2012 Options. Because a sufficient number of options were not available under the Plan at the time however, pursuant to a resolution of the Board of Directors, the Company granted 739,000 January 2012 Options to Mr. Drohan on January 2, 2012. On April 13, 2012 pursuant to a further resolution of the Board of Directors, the Company granted Mr. Drohan an additional 11,000 January 2012 Options. Mr. Drohan’s January 2012 Options are fully vested and require him to be an employee of the Company at the time of the exercise of any January 2012 Options. All January 2012 Options are exercisable at $1.70 per share, have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2013. All unexercised January 2012 Options will expire on December 31, 2013. The Board of Directors has determined that when and if the Development Agreement for the Omagine Project is signed by Omagine LLC and the Government, the Company will award a substantial DA Success Bonus to Mr. Drohan in an amount that has yet to be determined. If Omagine LLC signs the DA with the Government, then in determining its compensation policies and decisions subsequent thereto, the Company shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company presently plans to enter into a new employment agreement with Mr. Drohan at some time during 2013, although the terms of such employment agreement have not yet been determined.

Pursuant to a written employment agreement effective September 1, 2001 (the “Kuczynski Agreement”), Omagine, Inc. was obligated through December 31, 2010 to pay its Vice-President & Secretary, Mr. Kuczynski, an annual base salary of $75,000, plus an additional bonus based on a combination of the Company’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 10,000 shares of Common Stock at $1.25 per share during each of the first five years of the employment term (the “Kuczynski Options”). By mutual agreement between the Company and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect. The Kuczynski Options were exercised by Mr. Kuczynski in August 2011. Mr. Kuczynski is presently employed by the Company at an annual salary of $100,000 and from 2009 through 2012, Omagine, Inc. has from time to time fully or partially suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to the Company and the Company has accrued Mr. Kuczynski’s unpaid salary which was not paid to him in a timely manner in accordance with the Company’s normal payroll practices. The Company has agreed to pay any remaining unpaid and accrued salary to Mr. Kuczynski without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which vest ratably over the five years after the grant date and which are exercisable at $2.60 per share. 10,000 of such options vested on each September 24 of 2009, 2010, 2011 and 2012 and the final 10,000 of such options shall vest on September 24, 2013. Expiration of all such options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, the Company granted 250,000 January 2012 Options to Mr. Kuczynski. Mr. Kuczynski’s January 2012 Options are fully vested and require him to be an employee of the Company at the time of the exercise of any January 2012 Options. All January 2012 Options are exercisable at $1.70 per share, have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2013. All unexercised January 2012 Options will expire on December 31, 2013. The Board of Directors has determined that when and if the Development Agreement for the Omagine Project is signed by Omagine LLC and the Government, the Company will award a substantial DA Success Bonus to Mr. Kuczynski in an amount that has yet to be determined. If Omagine LLC signs the DA with the Government, then in determining its compensation policies and decisions subsequent thereto, the Company shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company presently plans to enter into a new employment agreement with Mr. Kuczynski at some time during 2013, although the terms of such employment agreement have not yet been determined.

Employment Benefits

Omagine, Inc. sponsors a 401(k) retirement plan for all eligible employees and provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan.

The Registrant adopted the Omagine, Inc. 401(k) Plan DTD 10-01-2008 (the "401(k) Plan") which is qualified under Section 401(k) of the Internal Revenue Code as a pre-tax plan for eligible employees of the Company. Omagine, Inc. does not presently match any employee contributions made to the 401(k) Plan. The Registrant made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2011 and 2012 in the form of 51,784 and 50,834 shares of Common Stock respectively. Future discretionary contributions and/or matching of employee contributions by the Registrant, if any, will be made pursuant to the recommendation of Omagine, Inc.'s Board of Directors.

Consulting Agreement

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan. Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President and Chief Operating Officer of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option vested ratably over the 5 year period beginning on April 1, 2007 and it expires on March 30, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 January 2012 Options. Mr. Hamdan’s January 2012 Options are fully vested and require him to be an employee of or a consultant to the Company at the time of the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2013. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC. The Hamdan Agreement was again renewed in December 2012 without further compensation to Mr. Hamdan and now expires on December 31, 2013 (See: Exhibit 10.5).

On December 8, 2011, the Board of Directors approved grants of an aggregate of 215,000 restricted shares of Common Stock to six consultants other than Mr. Hamdan.

Compensation Committee Interlocks and Insider Participation

Although the information required under this caption is not required for the Company since it is a smaller reporting company, the Registrant nevertheless is choosing to include the following information in order to provide clarity regarding its present circumstances, the structure and membership of its compensation committee, and its future plans regarding membership its compensation committee.

At January 1, 2012, the then three Independent Directors who were members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the entire membership of the compensation committee. Mr. Green resigned on January 31, 2012 and Mr. Bucchere died on April 9, 2012. Mr. Green was a member of the compensation committee from January 1, 2012 until his resignation on January 31, 2012. Mr. Bucchere was a member of the compensation committee from January 1, 2012 until his sudden and unexpected death on April 9, 2012. Mr. Lombardo was a member of the compensation committee and its chairman during all of 2012, and at December 31, 2012, Mr. Lombardo, who is an Independent Director, was the sole member of the compensation committee.

No person who was a member of the compensation committee during 2012 was an officer or employee of the Registrant or a former officer or employee of the Registrant. Other than the $150,000 loan to the Company made by Mr. Lombardo, no person who was a member of the compensation committee during 2012 is a party to any related party transaction with the Registrant (See: “Directors, Executive Officers and Corporate Governance – Board Committees”  and  “Certain Relationships and Related Transactions, and Director Independence”).

During the fiscal year ended December 31, 2012, no executive officer of the Registrant served as a:

i.
member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee or board of directors of the Registrant, or

ii.	director of another entity, one of whose executive officers served on the compensation committee of the Registrant, or

iii.
member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Registrant.

In view of the ongoing vacancies on its Board of Directors, the Company’s limited resources, and the limited number of Company employees available to address currently pressing business requirements, the Board of Directors resolved on March 15, 2013 to temporarily suspend the activities of the compensation committee and to have responsibility for all such activities assumed by the full Board of Directors. (See: “Compensation discussion and analysis” in this Item 11 above).

The Board of Directors is presently attempting to fill the two board vacancies for Independent Directors. Upon the filling of the aforesaid Board of Directors vacancies, two additional Independent Directors will be appointed to the compensation committee. Such vacancies are not presently expected to be filled until after the Development Agreement for the Omagine Project is signed with the Government of Oman.

Compensation Committee Report

Information required under this caption is not required for the Company since it is a smaller reporting company.

Board leadership structure and role in risk oversight.

Mr. Frank J. Drohan is the President and Chief Executive Officer of the Registrant and is also the Chairman of the Board of Directors of the Company. Up until his sudden and unexpected death on April 9, 2012, Mr. Salvatore Bucchere was the lead Independent Director on the Board of Directors. In this capacity, he consulted frequently (at least bi-weekly) with Mr. Drohan (who is often located overseas in Oman) and with Mr. Kuczynski who is a non-independent director and the Vice-President of the Company. Mr. Bucchere, in turn, communicated frequently with the Company’s other two Independent Directors, Mr. Lombardo  and Mr. Green (who resigned in January 2012) in order to keep them apprised of current Company issues, events and risks. Mr. Bucchere was an accountant and an audit committee financial expert. Mr. Green is a practicing attorney. Mr. Lombardo is a retired senior executive with extensive experience in risk management at a Fortune 500 company.

In view of the limited human and financial resources of the Company and its singular focus on signing the DA, the Company determined that this board structure was appropriate and effective in carrying out its oversight tasks relevant to the company’s activities and to the risks it faced. The Company greatly regrets the loss of the services of Mr. Green and Mr. Bucchere, both of whom were valued advisers. Given its present resource constraints however, and what it perceives as the almost completed process leading to a signed DA with the Government, the Company has determined to focus its limited amount of human and financial resources on getting the DA signed and to therefore postpone active recruitment until after the DA is signed of replacements for its two former Independent Directors.

Although he is not an Independent Director, Mr. Kuczynski, an employee, director and Vice-President of the Company, has assumed the internal communications role formerly carried out by Mr. Bucchere. The Board continues as in the past to exercise its oversight function, including its risk oversight, on both a formal and informal basis between and among its directors. Subsequent to signing the DA, the Board will recruit at least two new members as Independent Directors and will at that time review and revise its policies and procedures as deemed necessary to accommodate the expected rapid growth in the Company’s activities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.

The Company’s shareholders have approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the Plan. At December 31, 2012, there were 2,299,000 unexpired Stock Options issued but unexercised under the Plan. The Plan is explained further in Note 5 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2012. The following table summarizes information as of the close of business on December 31, 2012 about the Stock Options under the Plan.

Equity Compensation Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted-average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,299,000	$1.79	39,000

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	2,299,000	$1.79	39,000

The following table sets forth as of March 28, 2013: (i) the number of shares of Omagine, Inc.'s Common Stock beneficially owned by (a) owners of more than five percent of Omagine, Inc.'s outstanding Common Stock who are known to the Company, (b) the officers of Omagine, Inc. and Omagine, LLC individually, (c) the directors of Omagine, Inc., individually, (d) the officers and directors of Omagine, Inc. and Omagine LLC as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

(a)	(b)	(c)
Name and Address	Beneficial Ownership (1)(10)	Percent (1)

Frank J. Drohan (2)(4)	3,335,370	20.7%
Charles P. Kuczynski (2)(5)	904,205	6.0%
Louis J. Lombardo (2)(6)	216,114	1.5%
Mohammed K. Al-Sada (3)(7)	1,482,920	9.8%
William Hanley (3)(8)	249,317	1.7%
Sam Hamdan (3)(9)	910,000	5.9%

All officers and Directors
As a Group of 5 Persons	5,615,006	31.8%
(1)
Applicable percentage ownership in column (c) is based on 14,631,794 shares of Common Stock of the Company outstanding as of March 28, 2013 and on Common Stock owned by the named individual including Common Stock underlying Stock Options and Warrants owned by the named individual that are exercisable for shares of Common Stock within 60 days of March 28, 2013. Beneficial ownership and shares outstanding are determined in accordance with Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934, as amended (the “Act”). Shares of Common Stock underlying Stock Options or Warrants that are currently exercisable or exercisable within 60 days of March 28, 2013 are deemed to be outstanding and beneficially owned by the person holding such Stock Options or Warrants for the purpose of computing the percentage of outstanding shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by any other person.

(2)	The address for each of these individuals is c/o Omagine, Inc. and each is a director of Omagine, Inc. Messrs. Drohan and Kuczynski are officers of the Company.
(3)	The address for each of these individuals is c/o Omagine, Inc. Mr. Hanley is an officer of Omagine, Inc. and Mr. Hamdan is an officer of Omagine, LLC.
(4)
Amount in column (b) for Mr. Drohan includes 1,859,910 Common Shares owned of record as of March 28, 2013 by Mr. Drohan plus 1,475,460 Common Shares with respect to which Mr. Drohan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 80,000 Stock Options exercisable at $2.60 per share, (ii) 750,000  Stock Options exercisable at $1.70 per share, (iii) 322,730 Warrants exercisable at $5.00 per share and (iv) 322,730 Warrants exercisable at $10.00 per share.

(5)
Amount in column (b) for Mr. Kuczynski includes 513,265 Common Shares owned of record as of March 28, 2013 by Mr. Kuczynski plus 390,940 Common Shares with respect to which Mr. Kuczynski has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 40,000 Stock Options exercisable at $2.60 per share, (ii) 250,000 Stock Options exercisable at $1.70 per share, (iii) 50,470 Warrants exercisable at $5.00 per share and (iv) 50,470 Warrants exercisable at $10.00 per share.

(6)
Amount in column (b) for Mr. Lombardo includes 59,177 Common Shares owned of record as of March 28, 2013 by Mr. Lombardo plus 156,937 Common Shares with respect to which Mr. Lombardo has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 2,000 Stock Options exercisable at $0.85 per share, (ii) 2,000 Stock Options exercisable at $1.70 per share, (iii) 2,000 Stock Options exercisable at $1.38 per share, (iv) 50,000 Stock Options exercisable at $1.70 per share, (v) 13,230 Warrants exercisable at $5.00 per share, (vi) 13,230 Warrants exercisable at $10.00 per share, and (vii) a convertible promissory note in the principal amount of $150,000 which together with $36,192 of accrued interest thereon (as of February 28, 2013) is convertible at $2.50 per share into 74,477 Common Shares.

(7)
Amount in column (b) for Mr. Al-Sada includes 1,041,800 Common Shares owned of record as of March 28, 2013 by Mr. Al-Sada plus 441,120 Common Shares with respect to which Mr. Al-Sada has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 220,560 Warrants exercisable at $5.00 per share and (ii) 220,560 Warrants exercisable at $10.00 per share.

(8)
Amount in column (b) for Mr. Hanley includes 133,317 Common Shares owned of record as of March 28, 2013 by Mr. Hanley plus 116,000 Common Shares with respect to which Mr. Hanley has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 6,000 Stock Options exercisable at $2.60 per share, (ii) 60,000 Stock Options exercisable at $1.70 per share, (iii) 25,000 Warrants exercisable at $5.00 per share and (iv) 25,000 Warrants exercisable at $10.00 per share.

(9)
All 910,000 Common Shares included in column (b) for Mr. Hamdan are shares with respect to which Mr. Hamdan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 160,000 Stock Options exercisable at $1.25 per share and (ii) 750,000  Stock Options exercisable at $1.70 per share.

(10)	Subject to community property laws where applicable, each beneficial owner named in column (a) has sole voting and investment power over the shares beneficially owned by him listed in column (b).

Change in Control Arrangements

No change in control arrangements existed at December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons.

There were no transactions during the Registrant's 2012 or 2011 fiscal years, nor is there any currently proposed transaction, in which the Registrant was or is to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

During 2012 the Company engaged the son of the Company’s President to perform website design services and paid him $1,000 plus 5,000 January 2012 Options for services rendered.

The Company incurred a marketing and promotional expense of $30,220 during 2012 for a sponsorship fee related to the World Conference on Innovation & Entrepreneurship (“WSIE”) which was held in Boston, Massachusetts in December 2012. The WSIE conference is owned by Tranzishen, LLC which is an entity owned by the Deputy Managing Director of Omagine LLC., Mr. Sam Hamdan. Mr. Sam Hamdan who is the Deputy Managing Director of our 60% owned subsidiary Omagine LLC has a consulting agreement with Omagine, Inc. and he may, under certain circumstances, also become Omagine, Inc.’s president. Mr. Hamdan and Mr. Drohan plan to form a new corporation (“Newco”) which will not compete with the Company and which will concentrate exclusively on business and consulting opportunities in the MENA Region.

Related Party Payables

At December 31, 2012, the Company has included $705,088 of related party payables in its balance sheet. This amount consisted of notes (“Notes”) and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company. The Notes are attached hereto as Exhibits 10.12, 10.13, 10.14 and 10.15.

Such $705,088 of related party payables are due and owing as follows:

1. Notes and accrued interest payable to officers and directors of the Company:
	February 28,	December 31,
	2013	2012
Due to Frank Drohan, a director and the president of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$0	$0
Accrued interest	$0	$0

Due to Charles Kuczynski, a director and Secretary of the Company, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$0	$0
Accrued interest	$0	$0

Due to Louis J. Lombardo, a director of the Company, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued interest	$36,192	$33,726

Totals	$186,192	183,726
(a)
On March 30, 2012 a total of $298,988 representing the entire principal amount and accrued interest of (i) $247,492 on Mr. Drohan’s Note and (ii) $51,496 on Mr. Kuczynski’s Note, both as of as of March 30, 2012, were offset against the payment due from Messrs. Drohan and Kuczynski to the Company for the shares of Common Stock purchased by them pursuant to the exercise of their Rights in the Rights Offering.

(b)	Other than as mentioned in note (a) above, the amounts provided in the above chart reflect the largest aggregate amount of principal outstanding during the periods for which disclosures are provided.

2. Unpaid salary and unreimbursed expenses due to officers and directors of the Company:
December 31,
2012
Due to Frank Drohan, a Director and the President of the Company	$273,154
Due to Charles Kuczynski, a Director and the Secretary of the Company	$145,658
Due to William Hanley, the Controller of the Company	$102,550
Totals	$521,362

Director Independence

The Company complies with the standards of "independence" under the NASDAQ Marketplace Rules. Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly Louis J. Lombardo meets the definition of an "independent director" under NASDAQ Marketplace Rule 5605(a)(2). At December 31, 2012 one of the Registrant’s three directors, Mr. Lombardo, is independent.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its independent registered public accounting firm $27,500 in 2011 and $37,600 in 2012 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Frank J. Drohan hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2012 and December 31, 2011;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2012 and December 31, 2011 and for the cumulative period from October 11, 2005 (inception) to December 31, 2012;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for the cumulative period from October 11, 2005 (inception) to December 31, 2012;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012 and December 31, 2011 and for the cumulative period from October 11, 2005 (inception) to December 31, 2012;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
4.2	Specimen of $5 Warrant Certificate (13)
4.3	Specimen of $10 Warrant Certificate (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The Hamdan Amendment Agreement (15)
10.6	Lease agreement expiring February 28, 2013 between Contact Sports, Inc. and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated as of September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated as of September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (12)
10.10	Lease modification agreement expiring February 28, 2013 between Omagine, Inc. and the Empire State Building (14)
10.11	Convertible Promissory Note payable to Frank J. Drohan (17)
10.12	Convertible Promissory Note payable to Charles P. Kuczynski (17)
10.13	Convertible Promissory Note No. 1 payable to Louis Lombardo (17)
10.14	Convertible Promissory Note No. 2 payable to Louis Lombardo (17)
10.15	Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC *
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (17)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5	The Minister’s Letter dated May 9, 2012 (16)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as exhibits to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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

(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s registration statement on Form S-1 (Registration No. 333-179040) and incorporated herein by reference thereto.
(15)	Filed with the SEC on January 25, 2013 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-183852) and incorporated herein by reference thereto.
(16)	Previously filed with the SEC on May 21, 2012 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference thereto.
(17)
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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2013.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on April 1, 2013 on behalf of the Registrant and in the capacities indicated.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN Chairman of the Board of Directors,
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
LOUIS J. LOMBARDO,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2012. The Company is a development stage entity as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. The presentation of the Company’s financial statements is in accordance with the guidance contained in ASC 915 for financial statements of development stage entities. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
April 1, 2013 Freeport, New York

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

ITEM 1 : FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$62,127	$235,381
Prepaid expenses and other current assets	164,139	19,826
Total Current Assets	226,266	255,207

PROPERTY AND EQUIPMENT:
Office and computer equipment	141,963	132,570
General plant	-	17,800
Furniture and fixtures	-	15,951
Leasehold improvements	-	866
	141,963	167,187
Less accumulated depreciation and amortization	(133,775)	(164,730)
	8,188	2,457

Other assets	12,161	12,161

TOTAL ASSETS	$246,615	$269,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$320,435	$647,949
Accounts payable	144,763	386,294
Accrued officers payroll	521,362	529,300
Due officers and directors	-	16,864
Accrued expenses and other current liabilities	107,528	87,111
Total Current Liabilities	1,094,088	1,667,518
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,094,088	1,667,518

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
14,369,041 shares in 2012 and 12,853,701 in 2011	14,369	12,854
Committed to be issued:
107,500 shares in 2012 and 365,000 shares in 2011	107	365
Capital in excess of par value	23,996,481	20,621,545
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(15,666,705)	(12,876,729)
Total Omagine, Inc. stockholders' deficit	(856,892)	(1,443,109)
Noncontrolling interests in Omagine LLC	9,419	45,416

Total Stockholders' Deficit	(847,473)	(1,397,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$246,615	$269,825

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Year Ended December 31,		December 31,
	2012	2011	2012
REVENUE:
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including
stock-based compensation of $1,141,458, $333,730 and
$2,076,359, respectively)	1,449,958	466,230	3,738,026
Professional fees	61,588	188,076	1,359,242
Consulting fees (including stock-based compensation
of $ $699,118, $ 18,768 and $744,155 respectively)	736,499	431,898	1,960,149
Commitment fees	-	300,000	300,000
Travel	136,546	114,908	994,684
Occupancy	123,978	133,118	864,440
Other selling, general and administrative (including sponsorship fee of
$30,220 and $0, respectively)	281,406	134,698	1,728,482
Total Operating Expenses	2,789,975	1,768,928	10,945,023

OPERATING LOSS	(2,789,975)	(1,768,928)	(10,945,023)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Amortization of debt discount	-	-	(93,910)
Interest income	-	-	8,805
Interest expense	(35,998)	(55,679)	(243,709)
Other (Expense) - Net	(35,998)	(55,679)	(4,404,067)

NET LOSS FROM CONTINUING OPERATIONS -
REAL ESTATE DEVELOPMENT	(2,825,973)	(1,824,607)	(15,349,090)

Add net loss attributable to noncontrolling interest in Omagine LLC	35,997	20,156	56,153

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(2,789,976)	(1,804,451)	(15,292,937)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS APPAREL	-	-	(345,990)

NET LOSS	(2,789,976)	(1,804,451)	(15,638,927)

Net preferred stock dividends	-	-	27,778

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,789,976)	$(1,804,451)	$(15,666,705)

LOSS PER SHARE - BASIC AND DILUTED	$(0.20)	$(0.14)	$(1.69)
LOSS PER SHARE - CONTINUING OPERATIONS -REAL ESTATE
DEVELOPMENT	$(0.20)	$(0.14)	$(1.65)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL	$(0.00)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,240,622	12,799,508	9,269,056

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
			Common Stock					Development	Development
	Preferred Stock		Issued and Outstanding		Committed to be issued		Capital in	Stage	Stage	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	Commencing	Commencing	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	October 11,2005	October 11,2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
( CONT'D)
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

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
( CONT'D)
Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock Option Expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net Loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	$-	14,369,041	$14,369	107,500	$107	$23,996,481	$(9,201,144)	$(15,666,705)	$9,419	$(847,473)

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Year ended /December 31		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,789,976)	$(1,804,451)	$(15,292,937)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(35,997)	(20,156)	(56,153)
Depreciation and amortization	3,662	3,740	161,115
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	1,761,076	92,498	2,213,549
Issuance of Common Stock for Consulting fees	3,250	6,750	18,251
Issuance of Common Stock for 401K Plan contributions	76,250	72,500	346,250
Issuance of Common Stock for stockholder investor
relations	178,077	-	225,577
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	300,000	450,000
Issuance of stock grants to foreign consultants	-	299,710	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(144,313)	(18,476)	(162,541)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on convertible notes payable	25,625	51,061	184,210
Accounts payable	(232,531)	(16,800)	173,204
Accrued officers' payroll	168,000	259,501	1,113,635
Accrued expenses and other current liabilities	20,417	36,628	57,656
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(966,460)	(737,495)	(5,436,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,393)	-	(41,566)
Net cash flows used by investing activities	(9,393)	-	(41,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	5,960	8,659	(24,923)
Repayment of convertible notes payable	(25,000)	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds from sale of Common Stock	90,000	660,000	2,871,100
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of Common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	156,000	156,000
Proceeds from Rights Offering concluded March 30, 2012	731,639	-	731,639
Net cash flows provided by financing activities	802,599	824,659	5,537,938

NET INCREASE (DECREASE) IN CASH	(173,254)	87,164	59,495

CASH BEGINNING OF PERIOD	235,381	148,217	2,632

CASH END OF PERIOD	$62,127	$235,381	$62,127

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,289	$1,289	$4,320

Interest paid	$8,247	$-	$25,679

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$187,500	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from rights offering concluded March 30, 2012	$1,267,540	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	328,139	-	328,139
Accounts payable	9,000	-	9,000
Accrued officers' payroll	175,938	-	175,938
Due officers and directors	22,824	-	22,824
Total	535,901	-	535,901
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$731,639	$-	$731,639

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of the Business

Omagine, Inc. (“Omagine”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc. (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”). Omagine, JOL and LLC are collectively referred to as the “Company”. Both JOL and LLC are in the real estate development business. LLC is the Omani real estate development company established to do business in Oman.

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

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements .

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period to December 31, 2012.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2012, cash includes approximately $36,000 in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2012 and 2011 were $1,761,076 and $92,498 respectively. See Note 5.

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

For the years ended December 31, 2012 and 2011, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Years Ended December 31,
	2012	2011

Convertible Notes	128,174	288,621
Stock Options	2,269,000	284,000
Warrants	6,363,674	-
Total Shares of Common Stock Issuable	8,760,848	572,621

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine, Inc. In May 2011, Omagine, Inc., JOL and three new investors entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine, Inc.’s 100% ownership of LLC was reduced to 60%. As of the date hereof, the shareholders of Omagine LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

Percent
Shareholder	Ownership
Omagine, Inc.	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). ASU 2012-04 covers a wide range of Topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company anticipates that the adoption of ASU 2012-04 will not materially affect its consolidated financial statements.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” (“ASU 2012-03”).  ASU 2012-03 amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The Company anticipates that the adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2012, the negative working capital of the Company was $867,822.  Further, the Company incurred net losses of $2,789,976 and 1,804,451 for the years ended December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	2012	2011

Fair value of common stock committed to be issued on December 14, 2012 (issued January 16, 2013) to investor relations consultant for year 2013 investor relations services (See Note 5)
	$151,700	-
Travel advances	$12,439	-
Service contract	-	$19,826

Totals	$164,139	$19,826

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

	December 31,	December 31,
	2012	2011
Due to the president of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	$-	$192,054
Accrued Interest	-	51,649

Due to the secretary of the Company, interest at 8% per annum, due on demand, convertible into common stock at a conversion price of $2.00 per share:

Principal	-	39,961
Accrued Interest	-	10,747

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	33,726	18,685

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	28,695	21,175

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	100,000
Accrued Interest	8,014	13,678
	$320,435	$647,949

NOTE 5 – COMMON STOCK

In January 2011, the Company issued and contributed a total of 51,784 restricted shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $72,500 valuation is based on the $1.40 closing bid price of the free trading Common Stock on the date of contribution.

From January 2011 to June 2011 the Company issued and sold a total of 193,442 shares of Common Stock for proceeds of $165,000 under the SEDA with YA. (See Note 8 under “Equity Financing Agreements”).

From January to September of 2011, the Company sold to accredited investors a total of 130,438 restricted shares of Common Stock for proceeds of $265,000.

On March 4, 2011, the Company issued 15,000 restricted shares of Common Stock to a consultant for services rendered valued at $6,750.

In May and June 2011, the Company issued a total of 244,216 restricted shares of Common Stock to YA Ltd. in satisfaction of $300,000 of commitment fees due in connection with the New SEDA (See Note 8 under “Equity Financing Agreements”).

From August to December 2011, the Company issued and sold a total of 111,175 shares of Common Stock for proceeds of $230,000 under the New SEDA with YA Ltd. (See Note 8 under “Equity Financing Agreements”).

On August 29, 2011, as discussed in Note 8 under “Employment Agreements”, the Company issued an aggregate of 150,000 shares of Common Stock to its president and secretary pursuant to the exercise by them at $1.25 per share of an aggregate of 150,000 stock options granted to them in 2001. The $187,500 aggregate exercise amount was satisfied by a $187,500 reduction in accrued payroll due to these two officers.

On December 8, 2011, the Company issued a total of 215,000 restricted shares of Common Stock to six non-U.S. consultants for services rendered valued at a total of $299,710. The $299,710 valuation is based on the $1.70 closing bid price of the free trading Common Stock on the December 8, 2011 date of grant less an 18% restricted stock discount (which was calculated using the Finnerty Method).

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the Second SEDA with YA Ltd. (See Note 8 under “Equity Financing Agreements”).

In January 2012, the Company issued 1,994 restricted shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February 2012, the Company issued and sold a total of 17,705 shares of Common Stock for proceeds of $25,000 under the Second SEDA with YA Ltd. (See Note 8 under “Equity Financing Agreements”).

In March 2012, the Company issued and sold a total of 25,712 shares of Common Stock for proceeds of $25,000 under the Second SEDA with YA Ltd.  (See Note 8 under “Equity Financing Agreements”).

In March 2012, pursuant to a rights offering, the Company issued and sold a total of 1,014,032 shares of Common Stock to its shareholders for proceeds of $1,267,540. The Company conducted a rights offering between February 24, 2012 and March 30, 2012 for the sole benefit of its shareholders. The rights offering entitled shareholders to subscribe for up to 3,181,837 shares of the Company’s common stock at a subscription price of $1.25 per share. A total of 1,014,032 shares were subscribed for in the rights offering. Of the $1,267,540 total proceeds from the rights offering, $731,639 of such proceeds (representing 585,311 shares) was collected in cash and $535,901 of such proceeds (representing 428,721 shares) was satisfied through the reduction of debt (including $506,750 of such debt due to Company officers and directors).

In May 2012, the Company issued and contributed a total of 50,834 restricted shares of Common Stock to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.50 closing bid price of the free trading Common Stock on the date of contribution.

On December 14, 2012, the Company committed to issue 107,500 shares of restricted stock (which were issued January 16, 2013) to an investor relations consultant for services rendered valued at $163,077. The $163,077 valuation is based on the $1.85 closing bid price of the free trading common stock on the December 14, 2012 commitment date less an 18% restricted stock discount (which was calculated using the Finnerty Method). As discussed in Note 3, $151,700 is included in prepaid expenses and other current assets at December 31, 2012 which will be amortized as investor relations expense in 2013 and $11,377 representing 2012 services has been expensed as investor relations expense in 2012.

NOTE 6 – STOCK OPTIONS AND WARRANTS

On December 30, 2009, shareholders authorized the Board of Directors to reserve 2,500,000 shares of Common Stock for issuance under the Omagine, Inc. 2003 Stock Option Plan (the “Plan”). On October 14, 2011, the Company registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the Plan by filing a registration statement with the SEC on Form S-8. The S-8 registration statement did not increase either the total number of shares outstanding or the number of shares reserved for issuance under the Plan. The adoption of the Plan was ratified by the Company’s shareholders on October 14, 2011. The Plan expires August 31, 2013.

The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the years ended December 31, 2012 and 2011:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	528,000		$1.96	4.58	$207,060
Granted in 2011	6,000		$0.85	4.92	-
Exercised in 2011	(150,000)		$1.25	-	-
Forfeited in 2011	(40,000)		$4.10	-	-
Outstanding December 31, 2011	344,000		$2.01	5.67	$13,860

Exercisable at December 31, 2011	284,000		$1.88	5.42	$13,860

Granted in 2012	2,017,000	(A)	$1.70	0.94	-
Exercised in 2012	-		-	-	-
Forfeited in 2012	(62,000)		$2.19	-	-
Outstanding December 31, 2012	2,299,000		$1.79	1.58	$52,960

Exercisable at December 31, 2012	2,269,000		$1.78	1.50	$52,960

(A)
On December 26, 2012, pursuant to a resolution of the Board of Directors, 1,965,000 of the January 2, 2012 stock options that were due to expire on December 31, 2012 were extended to December 31, 2013.

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012, an independent director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all others then held by him were fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the former independent director that died, all other One Year Options vested 50% on the date of issuance and 50% on July 1, 2012 and were to expire on December 31, 2012. On December 26, 2012 pursuant to a resolution of the Board of Directors, the December 31, 2012 expiration date of the 1,965,000 January 2012 Options then outstanding was extended to December 31, 2013 (the “Extension”).

Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to the Company and who also holds 160,000 stock options presently exercisable at $1.25 per share which expire on March 31, 2017 and which were granted pursuant to a March 2007 consulting agreement which expires on December 31, 2013; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company pays $2,000 per month in consulting fees totaling $24,000 during each of the years ended December 31, 2012 and 2011; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered (who was also paid $1,000 during the year ended December 31, 2012 for services rendered). The Company incurred an expense of $30,220 during 2012 for a sponsorship fee paid to an entity owned by the Deputy Managing Director of Omagine LLC.

All January 2012 Options are fully vested, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and now expire on December 31, 2013. The fair value of the 1,994,000 January 2012 Options granted in January 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms [365 days and 184 days], (iii) 161% expected volatility, (iv) 0.10% [1 year term] and 0.04% [6 month term] risk free interest rates). The fair value of the 21,000 January 2012 Options granted in April 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month terms, (iii) 161% expected volatility, (iv) 0.10% [ 9 month term] and 0.04% [6 month term] risk free interest rates).

Prior to the Extension, the fair value of all January 2012 Options was calculated to be $1,685,629 using the Black-Scholes option pricing model and such $1,685,629 was expensed evenly by the Company over the one year 2012 requisite service period of such January 2012 Options.

The $1,373,326 estimated fair value of the Extension was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.77 share price, (ii) 370 day term of the Extension, (iii) 125% expected volatility, (iv) 0.16% (370 day term) risk free interest rate), and such fair value is being expensed evenly over the 370 day requisite service period (December 27, 2012 through December 31, 2013) of the Extension.

A summary of the status of the Company’s non-vested shares as of December 31, 2012 and 2011, and changes during the years ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at January 1, 2011	124,000	$2.25	7.33
Granted in 2011	6,000	$0.85	4.92
Vested in 2011	(70,000)	$1.83	6.21
Nonvested shares at December 31, 2011	60,000	$2.60	6.83

Nonvested shares at January 1, 2012	60,000	$2.60	6.83
Granted in 2012	2,017,000	$1.70	0.96
Forfeited / Expired in 2012	(50,000)	$1.70	0.92
Vested in 2012	(1,997,000)	$1.70	0.72
Nonvested shares at December 31, 2012	30,000	$2.60	5.83

Stock Options Outstanding as of December 31, 2012 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007		160,000	160,000	$1.25	March 31, 2017
2007		6,000	6,000	$4.50	April 08, 2013
2008	(A)	150,000	120,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		2,000	2,000	$0.51	April 08, 2013
2010		2,000	2,000	$0.51	June 30, 2015
2011		2,000	2,000	$0.85	April 08, 2013
2011		4,000	4,000	$0.85	May 16, 2016
2012		1,965,000	1,965,000	$1.70	December 31, 2013
2012		2,000	2,000	$1.70	April 12, 2017

Totals		2,299,000	2,269,000

(A)	The 30,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2013.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	10,000	$0.71	1.92	10,000	$0.71
$1.01 - $2.00	2,127,000	1.73	1.25	2,127,000	1.73
$.00 - $3.00	156,000	2.60	5.58	126,000	2.60
$4.00 - $5.00	6,000	4.50	0.25	6,000	4.50
Totals	2,299,000	$1.79	1.58	2,269,000	$1.78

As of December 31, 2012, there was $1,426,392 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in 2013.

Warrants

Simultaneously with the rights offering conducted by the Company between February 24, 2012 and March 30, 2012, the Company also distributed a total of 6,363,674 common stock purchase warrants (“Warrants “) to common stockholders of record on February 24, 2012. Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,181,837 of such Warrants is $5.00 per share and the exercise price of the other 3,181,837 of such Warrants is $10.00 per share. The Company did not distribute 58,450 Warrants (the “California Warrants”) to certain of its shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the California Warrants and the common stock underlying the California Warrants had not yet been approved by the California Department of Corporations (the “California Approval”). The Company received the California Approval on February 13, 2013 and subject to the SEC declaring effective the registration statement registering the California Warrants and the common stock underlying the California Warrants, the Company intends to distribute the 58,450 California Warrants (29,225 exercisable at $5 and 29,225 exercisable at $10) to the California Shareholders. All Warrants expire on December 31, 2013 unless redeemed earlier by the Company upon 30 days prior notice to the Warrant holders. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 7 - INCOME TAXES

Deferred tax assets are comprised of the following:

	December 31, 2012	December 31, 2011
Federal net operating loss carry forwards	$4,739,000	$4,455,000
State and city net operating loss carry forwards, net of federal tax benefit	1,354,000	1,272,000
	6,093,000	5,727,000
Less: Valuation allowance	(6,093,000)	(5,727,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at December 31, 2012.

At December 31, 2012, the Company had federal net operating loss carry forwards of approximately $13,541,000, expiring in various amounts from fiscal year 2017 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 8 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in February 2013 for an additional two years and ten months. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2013. Rent expense for the years ended December 31, 2012 and 2011 was $123,978 and $133,118 respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above a base period, and for an allocated share of electricity usage.

At December 31, 2012 (as adjusted for the February 2013 lease extension), the future minimum lease payments under non-cancelable operating leases were as follows:

2013	$112,466
2014	102,878
2015	102,878
Total	$318,222

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2012 and 2011, the Company has continued to accrue salary payable to the President on the basis of an annual salary of $125,000. At December 31, 2012 and 2011, unpaid accrued officer’s compensation due to this Company officer was $273,154 and $281,250 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to this Company officer and $247,492 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s common stock at $1.25 per share. During the year ended December 31, 2011, $125,000 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized for the exercise of 100,000 stock options at $1.25 per share by this individual.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2012 and 2011, the Company partially paid and partially accrued officer’s compensation of $100,000 due in each such year to its Vice President and Secretary. At December 31, 2012 and 2011, unpaid accrued officer’s compensation due to this Company officer was $145,658 and $139,249 respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to this Company officer and $51,497 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s common stock at $1.25 per share. During the year ended December 31, 2011, $62,500 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized for the exercise of 50,000 stock options at $1.25 per share by this individual.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation of $80,000 due to its Controller and Principal Accounting Officer. For the years ended December 31, 2012 and 2011, the Company partially paid and partially accrued officer’s compensation of $80,000 due in each such year to its Controller and Principal Accounting Officer. At December 31, 2012 and 2011, unpaid accrued officer’s compensation due to this Company officer was $102,550 and $108,800 respectively. During the year ended December 31, 2012, $31,250 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized by this individual for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s common stock at $1.25 per share.

Equity Financing Agreements

On December 22, 2008, Omagine entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA”). The SEDA expired on April 30, 2011. Pursuant to the terms of the SEDA, Omagine could, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the “Pricing Period”). During the term of the SEDA, Omagine was not obligated to sell any Shares to YA but could, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equaled up to $5,000,000 in the aggregate. YA was obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA had to be separated by a time period equal to the Pricing Period, and (iv) the amount of any such individual periodic sale of Shares could not exceed $200,000. The Registration Statement filed by Omagine with the SEC was declared effective by the SEC as of May 1, 2009 and its effective status expired on April 30, 2010. Omagine filed a new registration statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and the SEC declared such new registration statement to be effective as of June 7, 2010. The SEDA expired on April 30, 2011.

On May 4, 2011, Omagine entered into a new two year SEDA (the “New SEDA”) with YA Global Master SPV Ltd. (“YA Ltd”) on substantially the same terms and conditions as the SEDA executed between YA and Omagine in December 2008. Pursuant to the New SEDA, Omagine issued 176,471 restricted shares of Common Stock to YA Ltd in satisfaction of a $150,000 commitment fee due to YA Ltd pursuant to the New SEDA. On June 21, 2011, Omagine and YA Ltd amended the New SEDA to increase the commitment amount under the New SEDA from $5 million to $10 million and pursuant to such amendment Omagine issued an additional 67,745 restricted shares of Common Stock to YA Ltd in satisfaction of the additional $150,000 commitment fee. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the original registration statement with the SEC on September 12, 2012 to continue to make sales of Shares to YA Ltd. available to it pursuant to the New SEDA and, as of the date of this report, the SEC has not yet declared such amendment to be effective. The New SEDA automatically expires on September 1, 2013.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, accounts payable includes $2,000 and $15,542 respectively due to officers and directors of the Company.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2013, Omagine LLC signed a letter of intent with the investment banking and real estate advisory departments of BNP Paribas S.A. memorializing Omagine LLC’s intention to engage BNP Paribas, Wholesale Banking, Bahrain through its Corporate & Investment Banking department as its financial adviser for the Omagine Project and BNP Paribas Real Estate Property and Management LLC as its real estate adviser.

On January 15, 2013 pursuant to a resolution of the Board of Directors (i) an independent director was granted 2,000 Stock Options which expire on January 14, 2018 and are exercisable at $1.38, and (ii) the Company committed to issue and contribute a total of 55,253 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.38 closing bid price of the Common Stock on January 15, 2013.

On February 11, 2013, the Company extended the operating lease on its executive office in New York, NY for an additional two years and ten months and increased the security deposit held by the landlord under the lease from $12,154 to $29,300.  The lease now expires on December 31, 2015.

On February 20, 2013, the Company sold 100,000 restricted shares of its Common Stock at $1.25 per share to a non-U.S. corporation which is an accredited investor for $125,000 and such 100,000 shares were issued on February 26, 2013.