Form 10-Q
period 2013-03-31
Omagine, Inc.
filed 2013-05-10
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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
[ ] Yes[X] No

As of May 2, 2013, the registrant had outstanding 14,635,794 shares of common stock, par value $.001 per share.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Prospectus that are not statements of historical facts constitute "forward-looking statements" notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the DA with the Government, (v) future economic or financial performance, and (vi) assumptions underlying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements (i) reflect our current beliefs with respect to future events, (ii) involve, and are subject to, known and unknown risks, uncertainties and other factors affecting our operations and growth strategy, and (iii) could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this Prospectus. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurance can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with whether or not the Government of the Sultanate of Oman will honor its commitment with respect to its intention to sign the agreed DA with Omagine LLC;
●	the uncertainty associated with political events in the Middle East & North Africa (the “MENA Region”) in general;
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;
●
the impact of MENA Region or international economies and/or future events (including natural disasters) on the Oman economy, on the Company’s business or operations, on tourism within or into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

●
deterioration or malaise in economic conditions, including the continuing destabilizing factors in, and continuing slow recovery of, the Oman, MENA Region and international real estate markets, as well as the impact of continuing depressed levels of consumer and business confidence in the state of the Omani and international economies;

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

PART I – FINANCIAL INFORMATION

Item 1- Financial Statements

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$18,799	$62,127
Prepaid expenses and other current assets	39,325	164,139
Total Current Assets	58,124	226,266

PROPERTY AND EQUIPMENT:
Office and computer equipment	141,963	141,963
Less accumulated depreciation and amortization	(134,582)	(133,775)
	7,381	8,188

Other assets	29,981	12,161

TOTAL ASSETS	$95,486	$246,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$327,216	$320,435
Accounts payable	161,954	144,763
Accrued officers payroll	588,862	521,362
Accrued expenses and other current liabilities	99,559	107,528
Total Current Liabilities	1,177,591	1,094,088
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,177,591	1,094,088

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
14,576,541 shares in 2013 and 14,369,041 in 2012	14,576	14,369
Committed to be issued:
55,253 shares in 2013 and 107,500 shares in 2012	55	107
Capital in excess of par value	24,554,309	23,996,481
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(16,452,748)	(15,666,705)
Total Omagine, Inc. stockholders' deficit	(1,084,952)	(856,892)
Noncontrolling interests in Omagine LLC	2,847	9,419

Total Stockholders' Deficit	(1,082,105)	(847,473)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,486	$246,615

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Three Months Ended March 31,		March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including
stock-based compensation of $292,331, $265,073 and
$2,368,690, respectively)	368,581	342,823	4,106,607
Professional fees	9,091	11,027	1,368,333
Consulting fees (including stock-based compensation
of $275,286, $180,349 and $991,603, respectively)	282,595	205,054	2,569,422
Commitment fees	-	-	300,000
Travel	34,125	18,319	1,028,809
Occupancy	30,920	45,406	895,360
Other selling, general and administrative	60,522	94,493	1,462,326
Total Operating Expenses	785,834	717,122	11,730,857

OPERATING LOSS	(785,834)	(717,122)	(11,730,857)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Amortization of debt discount	-	-	(93,910)
Interest income	-	-	8,805
Interest expense	(6,781)	(14,054)	(250,490)
Other (Expense) - Net	(6,781)	(14,054)	(4,410,848)

NET LOSS FROM CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT	(792,615)	(731,176)	(16,141,705)

Add net loss attributable to noncontrolling interest in Omagine LLC	6,572	12,759	62,725

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(786,043)	(718,417)	(16,078,980)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS APPAREL	-	-	(345,990)

NET LOSS	(786,043)	(718,417)	(16,424,970)

Net preferred stock dividends	-	-	27,778

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(786,043)	$(718,417)	$(16,452,748)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)	$(1.67)
LOSS PER SHARE - CONTINUING OPERATIONS -REAL ESTATE
DEVELOPMENT	$(0.05)	$(0.05)	$(1.63)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL	$(0.00)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,361,414	13,293,369	9,865,279

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development	Development
			Common Stock					Stage	Stage
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	Commencing	Commencing	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	October 11,	October 11,	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	2005	2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of common stock under Standby Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of common stock under Standby Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of common stock under Standby Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of common stock under Standby Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock option expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	$-	14,369,041	$14,369	107,500	$107	$23,996,481	$(9,201,144)	$(15,666,705)	$9,419	$(847,473)

Issuance of common stock committed to stockholder
relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

Issuance of common stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	356,733	-	-	-	356,733

Stock committed to be issued for contribution to the
401(k) Plan	-	-	-	-	55,253	55	76,195	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(6,572)	(6,572)

Net loss	-	-	-	-	-	-	-	-	(786,043)	-	(786,043)

Balances at March 31, 2013 (Unaudited)	-	$-	14,576,541	$14,576	55,253	$55	$24,554,309	$(9,201,144)	$(16,452,748)	$2,847	$(1,082,105)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Three Months Ended March 31,		March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(786,043)	$(718,417)	$(16,078,980)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(6,572)	(12,759)	(62,725)
Depreciation and amortization	807	1,044	161,922
Impairment of Goodwill	-	-	5,079,919
Stock-based compensation related to stock options	356,733	437,922	2,570,282
Stock-based compensation related to issuanceof Common Stock
for stockholder investor relations, including amortization of $134,634
arising from grant made in 2012 to service provider	134,634	7,500	360,211
Stock-based compensation related to issuance of Common Stock for
401(k) Plan contribution	76,250	-	422,500
Issuance of Common Stock for Consulting fees	-	3,250	18,251
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	-	450,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(27,640)	-	(190,181)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on convertible notes payable	6,781	9,100	190,991
Accounts payable	17,191	6,280	190,395
Accrued officers' payroll	67,500	61,749	1,181,135
Accrued expenses and other current liabilities	(7,969)	(9,463)	49,687
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(168,328)	(213,794)	(5,605,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,434)	(41,566)
Net cash flows used by investing activities	-	(3,434)	(41,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	5,960	(24,923)
Repayment of convertible notes payable	-	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds from sale of common stock	125,000	90,000	2,996,100
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	-	731,639
Net cash flows provided by financing activities	125,000	95,960	5,662,938

NET INCREASE (DECREASE) IN CASH	(43,328)	(121,268)	16,167

CASH BEGINNING OF PERIOD	62,127	235,381	2,632

CASH END OF PERIOD	$18,799	$114,113	$18,799

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,075	$1,000	$5,395

Interest paid	$-	$4,953	$25,679

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from rights offering concluded March 30, 2012	$-	$1,267,540	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	-	328,139	328,139
Accounts payable	-	9,000	9,000
Accrued officers' payroll	-	175,938	175,938
Due officers and directors	-	22,824	22,824
Total	-	535,901	535,901
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$-	$731,639	$731,639

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and the notes thereto contained in the Company’s annual report on Form 10-K for the Company’s fiscal year ended December 31, 2012 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 1, 2013.

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements.

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented herein in DSE format from October 11, 2005, the date of the acquisition of JOL and inception of the DSE period, to March 31, 2013.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2013 and December 31, 2012, cash includes approximately $2,500 and $36,000, respectively, in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Aggregate stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $567,617 and $445,422, respectively. See Notes 5 and 6.

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during that period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding during that period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the three months ended March 31, 2013 and 2012 respectively, the shares of common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Convertible Notes	130,886	157,312
Stock Options	2,271,000	1,256,000
Warrants	6,363,674	6,404,400
Total Shares of Common Stock Issuable	8,765,560	7,817,712

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

Reclassifications – Certain 2012 account balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). ASU 2012-04 covers a wide range of Topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company anticipates that the adoption of ASU 2012-04 will not materially affect its consolidated financial statements.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” (“ASU 2012-03”).  ASU 2012-03 amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The Company anticipates that the adoption of ASU 2012-03 will not materially affect its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company anticipates that the adoption of ASU 2011-11 will not materially affect its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2013, the negative working capital of the Company was $1,119,467. Further, the Company incurred net losses of $786,043 and $2,789,976 for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:
	March 31,	December 31,
	2013	2012
	(Unaudited)
Fair value of common stock committed to be issued to
stockholder investor relations consultant on December 14, 2012
(issued January 16, 2013) for year 2013 investor relations
services (See Note 5)	$17,066	$151,700
Travel advances	13,289	12,439
Prepaid rent	8,970
Totals	$39,325	$164,139

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

	March 31, 2013 (Unaudited)	December 31, 2012
Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued Interest	37,425	33,726

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	30,545	28,695

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	9,246	8,014
	$327,216	$320,435

NOTE 5 – COMMON STOCK

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock for proceeds of $40,000 under the SEDA with YA (See Note 8 under “Equity Financing Agreement”).

In January 2012, the Company issued 1,994 restricted shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February 2012, the Company issued and sold a total of 17,705 shares of Common Stock for proceeds of $25,000 under the SEDA with YA (See Note 8 under “Equity Financing Agreement”).

In March 2012, the Company issued and sold a total of 25,712 shares of Common Stock for proceeds of $25,000 under the SEDA with YA  (See Note 8 under “Equity Financing Agreement”).

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

On January 16, 2013, the Company issued 107,500 shares of restricted stock (which were committed to be issued on December 14, 2012) to an investor relations consultant for services rendered valued at $163,077. The $163,077 valuation is based on the $1.85 closing bid price of the free trading common stock on the December 14, 2012 commitment date less an 18% restricted stock discount (which was calculated using the Finnerty Method). As discussed in Note 3, $151,700 was included in prepaid expenses and other current assets at December 31, 2012 of which is being amortized as stockholder investor relations expense in 2013 and $11,377 representing 2012 services was expensed as investor relations expense in 2012.  During the three months ended March 31, 2013 operations has been charged for amortization of $134,634 for this stock-based compensation arising from this grant of Company common stock to this investor relations consultant in late 2012.

On January 15, 2013 pursuant to a resolution of the Board of Directors (i) an independent director was granted 2,000 Stock Options which expire on January 14, 2018 valued at $2,700 and exercisable at $1.38, and (ii) the Company committed to issue and contribute a total of 55,253 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.38 closing bid price of the Common Stock on January 15, 2013.

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

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	344,000	$2.01	5.67	$13,860
Granted in Q1 2012	1,994,000	$1.70	-	-
Exercised in Q1 2012	-	-	-	-
Forfeited in Q1 2012	(50,000)	$1.70	-	-
Outstanding March 31, 2012	2,288,000	$1.75	1.50	$30,860
Exercisable at March 31, 2012	1,256,000	$1.74	1.75	$30,860
Outstanding at December 31, 2012	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q1 2013	-	-	-	-
Forfeited in Q1 2013	-	-	-	-
Outstanding March 31, 2013	2,301,000	$1.73	1.33	$82,500
Exercisable at March 31, 2013	2,271,000	$1.72	1.25	$82,500

(A)
On December 26, 2012, pursuant to a resolution of the Board of Directors, 1,965,000 of the January 2, 2012 stock options that were due to expire on December 31, 2012 were extended to December 31, 2013.

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012, an independent director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all others then held by him were fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the former independent director that died, all other January 2012 Options vested 50% on the date of issuance and 50% on July 1, 2012 and were to expire on December 31, 2012.  On December 26, 2012 pursuant to a resolution of the Board of Directors, the December 31, 2012 expiration date of the 1,965,000 January 2012 Options then outstanding was extended to December 31, 2013 (the “Extension”).

Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to the Company and who also holds 160,000 stock options presently exercisable at $1.25 per share which expire on March 31, 2017 and which were granted pursuant to a March 2007 consulting agreement which expires on December 31, 2013; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company pays $2,000 per month in consulting fees totaling $24,000 during each of the years ended December 31, 2012 and 2011; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered (who was also paid $1,000 during the year ended December 31, 2012 for services rendered). The Company incurred an expense of $30,220, included in Other selling, general and administrative expenses, during 2012 for a sponsorship fee paid to an entity owned by the Deputy Managing Director of Omagine LLC.

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

A summary of the status of the Company’s non-vested shares as of March 31, 2013 and 2012, and changes during the three months ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at December 31, 2011	60,000	$2.60	6.83
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited in Q1 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Nonvested shares at March 31, 2012	1,032,000	$1.75	1.08

Nonvested shares at December 31, 2012	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Forfeited / Expired in Q1 2013	-	-	-
Vested in Q1 2013	(2,000)	$1.38	4.83
Nonvested shares at March 31, 2013	30,000	$2.60	5.58

Stock Options Outstanding as of March 31, 2013 (all non-qualified) consist of:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2007	6,000	6,000	$4.50	April 08, 2013
2008 (A)	150,000	120,000	$2.60	September 23, 2018
2008	6,000	6,000	$2.60	September 23, 2013
2010	2,000	2,000	$0.51	April 08, 2013
2010	2,000	2,000	$0.51	June 30, 2015
2011	2,000	2,000	$0.85	April 08, 2013
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2013
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14,2018
Totals	2,301,000	2,271,000

(A)	The 30,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2013.

The following table summarizes information about stock options outstanding at March 31, 2013:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	10,000	$0.71	1.75	10,000	$0.71
$1.01 - $2.00	2,129,000	1.67	0.75	2,129,000	1.67
$2.00 - $3.00	156,000	2.60	5.33	126,000	2.60
$4.00 - $5.00	6,000	4.50	-	6,000	4.50
Totals	2,301,000	$1.73	1.33	2,271,000	$1.72

As of March 31, 2013, there was $1,069,794 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in 2013.

Warrants

Simultaneously with the rights offering conducted by the Company between February 24, 2012 and March 30, 2012, the Company also distributed a total of 6,363,674 common stock purchase warrants (“Warrants“) to common stockholders of record on February 24, 2012. Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,181,837 of such Warrants is $5.00 per share and the exercise price of the other 3,181,837 of such Warrants is $10.00 per share. The Company will distribute an additional 58,450 Warrants (the “California Warrants”) to certain of its shareholders who were residents of California (the “California Shareholders”) upon receipt from the California Department of Corporations of their formal order declaring that the qualification in California of the California Warrants is effective. (See Note 10 – Subsequent Events). All Warrants expire on December 31, 2013 unless redeemed earlier by the Company upon 30 days prior notice to the Warrant holders. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 7 - INCOME TAXES

Deferred tax assets are comprised of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Federal net operating loss carry forwards	$4,859,000	$4,739,000
State and city net operating loss carry forwards, net of federal tax benefit	1,388,000	1,354,000
	6,247,000	6,093,000
Less: Valuation allowance	(6,247,000)	(6,093,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at March 31, 2013.

At March 31, 2013, the Company had federal net operating loss carry forwards of approximately $13,884,000, expiring in various amounts from fiscal year 2017 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 8 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in February 2013 for an additional two years and ten months. The Company also leases office space in Muscat, Oman under a lease expiring June 30, 2013. Rent expense for the three months ended March 31, 2013 and 2012 was $30,920 and $45,406, respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above a base period, and for an allocated share of electricity usage. It also required the Company to increase the security deposit under the lease from $12,154 to $29,300.

At March 31, 2013 (as adjusted for the February 2013 lease extension), the future minimum lease payments under non-cancelable operating leases were as follows:

2013	$77,158
2014	102,878
2015	102,878
Total	$282,914

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 through December 31, 2010 plus an additional amount based on a combination of net sales and earnings before taxes. Such employment agreement expired on December 31, 2010 and provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company has continued to accrue salary payable to the President on the basis of an annual salary of $125,000. At March 31, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $304,404 and $273,154 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to this Company officer and $247,492 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s common stock at $1.25 per share.

Omagine had been obligated to employ its Vice-President and Secretary under an employment agreement which was cancelled by mutual agreement. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $100,000 to its Vice President and Secretary. At March 31, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $163,575 and $145,658, respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to this Company officer and $51,497 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s common stock at $1.25 per share.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the three months ended March 31,2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $80,000 due to its Controller and Principal Accounting Officer. At March 31, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $120,883 and $102,550, respectively. During the year ended December 31, 2012, $31,250 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized by this individual for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s common stock at $1.25 per share.

Equity Financing Agreement

In December 2008 Omagine entered into a two year Stand-By Equity Distribution Agreement (the “Old SEDA”) with YA Global Investments, L.P. (“YA Global”), an investment fund managed by Yorkville Advisors LLC (“Yorkville”). Pursuant to the Old SEDA, Omagine issued 45,830 restricted shares of its Common Stock to YA Global in satisfaction of a commitment fee of $150,000 due to YA Global pursuant to the Old SEDA. The Old SEDA expired on April 30, 2011. On May 4, 2011, Omagine entered into a new two year Stand-By Equity Distribution Agreement (the “SEDA”) with another investment fund managed by Yorkville, YA Global Master SPV Ltd. (“YA”). Pursuant to the SEDA, Omagine issued 176,471 restricted shares of its Common Stock to YA in satisfaction of a $150,000 commitment fee due to YA pursuant to the SEDA. On June 21, 2011, Omagine and YA amended the SEDA to increase YA’s commitment amount under the SEDA from $5 million to $10 million and pursuant to such amendment Omagine issued an additional 67,745 restricted shares of Common Stock to YA in satisfaction of the additional $150,000 commitment fee. Pursuant to the terms of the SEDA, Omagine may, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) ) the amount of any individual periodic Sale designated by the Company in any Advance Notice may not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective. The SEDA expires on September 1, 2013.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2013 and 2012, accounts payable includes $3,698 and $6,382 respectively due to officers and directors of the Company.

NOTE 10 – SUBSEQUENT EVENTS

Salvatore J. Bucchere was a director of the Company until his death in April 2012. On April 8, 2013, the Estate of Salvatore J. Bucchere exercised four thousand (4,000) stock options to purchase four thousand (4,000) shares of the Company’s Common Stock. 2,000 of such stock options were at an exercise price of $0.51 per share and the other 2,000 of such stock options were at an exercise price of $0.85 per share.

On April 26, 2013, the Company received the  formal “approval order” qualifying the Warrants in California from the California Department of Corporations. The registration statement registering the California Warrants and the common stock underlying the California Warrants was declared effective by the SEC on April 25, 2013. The Company will now (i) distribute the 58,450 California Warrants (29,225 exercisable at $5 and 29,225 exercisable at $10) to the California Shareholders who did not receive Warrants, and (ii) notify those nominees who hold Warrants in electronic form for the account of California residents that such Warrants are now exercisable.

In May 6, 2013, the Company issued and sold a total of 20,613 shares of Common Stock for proceeds of $25,000 under the SEDA with YA (See Note 8 under “Equity Financing Agreement”).

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Omagine, Inc. (the "Registrant" or "Omagine, Inc.") is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board.

The Registrant is a holding company which conducts substantially all of its operations through its 60% owned subsidiary Omagine LLC and its wholly-owned subsidiary JOL. Omagine, Inc. and JOL formed Omagine LLC, an Omani limited liability company, under the laws of the Sultanate of Oman.

Omagine, Inc., JOL and Omagine LLC are sometimes referred to herein collectively as the "Company". The Company is focused on entertainment, hospitality and real-estate development opportunities in the MENA Region and the design and development of unique tourism destinations.

The Company presently concentrates the majority of its efforts on the tourism and real estate development business of Omagine LLC and specifically, on the Omagine Project.

Critical Accounting Policies

Our financial statements attached hereto are development stage entity financial statements and have been prepared in accordance with accounting principles generally accepted in the United States for development stage entities and pursuant to the guidance contained in ASC 915 issued by the Financial Accounting Standards Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

•	Revenue Recognition. The method of revenue recognition at Omagine LLC will be determined by management when and if it becomes likely that Omagine LLC will begin generating revenue.

•
Valuation Allowance for Deferred Tax Assets. The carrying value of deferred tax assets assumes that the Company will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's estimates and assumptions.

The Omagine Project

The Company has proposed to the Government of Oman (the “Government”) the development of a tourism and real estate project (the “Omagine Project”) to be developed by Omagine LLC in Oman. Omagine LLC was formed in Oman for the purpose of designing, developing, owning and operating our initial project - the Omagine Project.

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately six miles from Muscat International Airport (the “Omagine Site”). It is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: hotels, commercial buildings, retail establishments and more than two thousand residences to be developed for sale.

Pursuant to the Development Agreement as presently agreed, the Government will issue a license to Omagine LLC designating the Omagine Project as an Integrated Tourism Complex and as such, Omagine LLC will be permitted to sell the freehold title to land and properties which are developed on the Omagine Site to any person.

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”). In order to begin the development of the Omagine Project, it is first necessary that Omagine LLC and the Ministry of Tourism of Oman (“MOT”) sign the DA. The Company has to date experienced numerous DA signing delays with the MOT. For a detailed description of these delays, please see the Registrant’s prior reports filed with the SEC.

Between January and April 2013, discussions were held between and among the Minister of Tourism - His Excellency Ahmed Al-Mahrizi, the Under-Secretary of Tourism - Her Excellency Maitha Al Mahrouqi, the MOT staff, other interested parties, and the shareholders of and attorneys for Omagine LLC. The Omagine LLC shareholders are (i) Omagine, Inc.; (ii) The Office of Royal Court Affairs ("RCA"); (iii) Consolidated Contracting Company S.A. (“CCC-Panama”) and (iv) Consolidated Contractors (Oman) Company LLC (“CCC-Oman”).

On April 22, 2013 the Undersecretary of Tourism, Her Excellency Maitha Al Mahrouqi, informed a representative of the RCA that she had completed her review of the Omagine Project and had turned the matter over to the Minister of Tourism, His Excellency Ahmed Al-Mahrizi.

On April 23, 2013, the Company’s president – Frank Drohan – telephoned His Excellency Ahmed Al-Mahrizi to determine the status of the Omagine Project and of the DA. Mr. Drohan and the Minister had a very pleasant conversation and the Minister once again confirmed to Mr. Drohan that MOT was delighted with the Omagine Project and that “we would be going forward very soon”.

Mr. Drohan informed His Excellency that he would be travelling to New York the following day and that he would return to Oman on May 22nd, but, given the numerous previous delays, it was now necessary for him to have some definitive word from His Excellency which he could communicate to the Omagine shareholders regarding a signing date for the DA. The Minister acknowledged the many delays but said that he had wanted to make certain that the proper planning for the surrounding government provided infrastructure (roads, utilities etc.) was being undertaken by the Municipality of Muscat before he “gave us the green light”. The Minister further indicated that he had been in touch with the proper authorities at the Municipality of Muscat and the Supreme Council for Planning and that he was now satisfied that such infrastructure planning was underway.

Mr. Drohan then inquired of the Minister, “So, Your Excellency, what exactly shall I tell my irate shareholders who are very upset by all the delays regarding the signing date for the DA ?”

The Minister replied: “Tell them Frank, that we will be signing the DA shortly after your return to Oman in May”. Mr. Drohan repeated and confirmed that message with His Excellency, received the same reply from His Excellency, and His Excellency and Mr. Drohan then agreed to meet in Muscat shortly after May 22, 2013.

On April 25, 2013, Mr. Drohan wrote a letter to His Excellency confirming their conversation and informing him that our attorney would deliver a final copy of the DA to His Excellency’s office at MOT.

On May 8, 2013 our attorneys delivered two printed and bound copies the final DA to His Excellency the Minister of Tourism for his review and approval.

Management will return to Oman on May 22, 2013.

The matter of transforming the corporate structure of Omagine LLC from a limited liability company into a joint-stock company (the “Transformation”) prior to signing the DA did not come up during Mr. Drohan’s conversation with the Minister. Management is reliably informed however that the Minister of Tourism had a discussion in April 2013 about Omagine with the Minister of Finance, and although it has not yet been confirmed to us, management believes that the Transformation is now a settled issue and will be done as originally planned and agreed subsequent to the DA signing.

Given the foregoing conversation between Mr. Drohan and the Minister of Tourism (who is the person who will sign the DA for the Omani Government), management is optimistic that the DA will be signed in late May 2013 or more probably shortly thereafter. Notwithstanding the foregoing however, past experience indicates that great caution should be exercised in making any such assumption until the DA is actually signed by His Excellency Ahmed Al-Mahrizi and Omagine LLC. The matters of the Transformation and/or the government provided infrastructure may yet cause further delays but management is now confident that we are nearing a successful conclusion of the long delayed DA signing process.

We strongly caution investors however that we cannot give any assurance whatsoever that the DA will be signed by MOT and Omagine LLC in May 2013 or shortly thereafter until it is actually signed by them.

The Shareholder Agreement

Omagine, Inc., JOL, RCA, CCC-Panama and CCC-Oman are the shareholders of Omagine LLC and each of them is a party to a shareholders’ agreement with respect to Omagine LLC dated as of April 20, 2011 (the “Shareholder Agreement”). The Shareholder Agreement is Exhibit 10.4 hereto.

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

Prior to the signing of the Shareholder Agreement Omagine LLC was wholly owned by Omagine, Inc. and JOL. Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to RCA, CCC-Panama and CCC-Oman (collectively, the “New Shareholders”) and to Omagine, Inc. for a cash investment amount of approximately $70.1 million (the “Cash Investment”) plus an as yet undetermined non-cash “payment-in-kind” investment (the “PIK”) by RCA representing the value of the land constituting the Omagine Site.

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

If however, Omagine LLC is required to do the Transformation before signing the DA (a requirement which we now consider still possible, but unlikely), then the Omagine LLC shareholders will have to increase the capital of Omagine LLC by 350,000 Omani Rials (equivalent to approximately $910,000) before the DA is signed and the timing and amounts of the aforesaid investment will be adjusted accordingly. In such an event, Omagine, Inc. would be required to make the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC before the DA is signed.

As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment by each such shareholder into Omagine LLC is as follows:

Omagine LLC
		Investment	Investment
Shareholder	Percent Ownership	(Omani Rials)	(US Dollars)

Omagine, Inc.	60%	90,000	$234,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

Subsequent to the Transformation and to the above-mentioned shareholder investments being made, the ownership percentage of each Omagine SAOC shareholder and the total investment by each such shareholder into Omagine LLC/Omagine SAOC will be as follows:

Omagine SAOC
		Investment	Investment
Shareholder	Percent Ownership	(Omani Rials)	(US Dollars)

Omagine, Inc.	60%	300,000	$780,000
RCA	25%	7,678,125	$19,963,125	+ PIK
CCC-Panama	10%	12,673,333	$32,950,666
CCC-Oman	5%	6,336,667	$16,475,334
Total Capital:	100%	26,988,125	$70,169,125	+ PIK

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

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement (April 20, 2011), the Pre-Development Expense Amount was approximately nine (9) million U.S. dollars, and (ii) defines the Success Fee as being equal to ten (10) million dollars.

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

The LOI memorializes the parties discussions and proposals with regards to the Omagine Project as follows:

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

As previously disclosed (i) Omagine LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) the Company and Omagine LLC have a longstanding relationship with Bank Muscat SAOG ("BankMuscat") which is 30% owned by RCA and is the largest financial institution in Oman. After the DA is signed, Omagine LLC plans to nominate an Omani bank to be a joint-venture partner with BNP Paribas CIB with respect to the syndication of the debt financing for the Omagine Project ("Construction Financing").

Engineering, Design and Content Development

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the DA in a signed written document. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Because of management’s recent discussion mentioned above with the Minister of Tourism however, we are now cautiously optimistic that the DA will be signed in the near future.

In view of the long history of delays by the Government, matters such as the timing of the Transformation or the provision of the government infrastructure as mentioned above may yet cause further delays. No assurance can therefore be given at this time when or if the DA will be signed.

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

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2013 vs.
THREE MONTHS ENDED MARCH 31, 2012

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur.

The Company did not generate any revenue or incur any cost of sales for the three month periods ended March 31, 2013 and 2012 respectively. The Company is focusing all of its efforts on Omagine LLC's real estate development and entertainment business and will rely on Omagine LLC's future operations for the Company's future revenue generation.

Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by Omagine LLC and the Government of Oman, may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $785,834 in the three month period ended March 31, 2013 compared to $717,122 in the three month period ended March 31, 2012. This $68,712 (10%) increase in SG&A Expenses was attributable to the increases in stockholder relations expense of $118,727 and the Company’s 2013 401(K) contribution expense of $76,250 offset by decreases in: stock option expense of $81,189, consulting fees of $17,396, rent expense of $14,487, other SG&A Expenses of $13,193.

In order to conserve its cash resources, the Company has frequently deferred making payments of salary to its executives, utilized stock options to incentivize its employees and consultants and utilized its Common Stock in lieu of cash to pay various professional fees.

The Company sustained a net loss of $786,043 and $718,417 during the three month periods ended March 31, 2013 and 2012 respectively. The $67,626 (9%) increase in the Company's 2013 net loss compared to 2012 was principally attributable to the $68,712 increase in SG&A Expenses mentioned above less a $7,273 decrease in interest expense, offset by the decrease in loss to minority interest holders of $6,187.

Liquidity and Capital Resources

The Company incurred a net loss of $786,043 and $718,417 in the three month periods ended March 31, 2013 and 2012 respectively. During the three month period ended March 31, 2013, the Company had net negative cash flow of $43,328 as a result of the negative cash flow of $168,328 from the Company’s operating activities being partially offset by the positive cash flow of $125,000 from its financing activities which constituted $125,000 in cash proceeds from the sale by Omagine, Inc. of shares of its Common Stock.

The Company had no capital expenditures during the first three months of 2013. Assuming Omagine LLC and the Government of Oman sign the Development Agreement for the Omagine Project in 2013 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2013 and beyond.

At March 31, 2013, the Company had $58,124 in current assets, consisting of $18,799 of cash and $39,325 of prepaid expenses. The Company's current liabilities at March 31, 2013 totaled $1,177,591 consisting of $327,216 of convertible notes payable and accrued interest, $261,513 of accounts payable and accrued expenses and $588,862 in accrued officers’ payroll. At March 31, 2013, the Company had a working capital deficit of $1,119,467 compared to a working capital deficit of $867,822 at December 31, 2012. Sixty-six percent (66%) of the $1,177,591 of current liabilities at March 31, 2013 ($779,985) is due and owing to officers and/or directors.

The $251,645 increase in the Company's working capital deficit at March 31, 2013 compared to December 31, 2012 is attributable to (i) the $43,328 decrease in cash per the current quarter’s cash flows statement, plus (ii) the $124,814 reduction in prepaid expenses and other current assets, plus (iii) a $83,503 increase in Company liabilities. Company liabilities at March 31, 2013 increased from that at December 31, 2012 due to increases in accounts payable and accrued expenses of $9,222, accrued officers’ payroll of $67,500 and accrued interest on convertible notes payable of $6,781during the three month period ended March 31, 2013.

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

In order to provide financing for its previous and current activities, the Company has relied to a great extent on the proceeds from sales of its Common Stock pursuant to (i) private placement sales, (ii) the Standby Equity Distribution Agreements discussed below, and (iii) its recent Rights Offering discussed below. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing.

The failure to sign the Development Agreement or the failure of the Financing Agreement Date to occur will significantly affect the Company’s ability to continue operations.

Rights Offering and Warrant Distribution

The Company conducted a “Rights Offering and Warrant Distribution” between February 24, 2012 and March 30, 2012 for the sole benefit of the Record Shareholders pursuant to which the Company distributed a total of 3,181,837 “Rights” and 6,363,674 Common Stock purchase warrants (“Warrants”) to Record Shareholders. Pursuant to the terms of the Rights Offering and Warrant Distribution the Company withheld the issuance of exercisable Rights or Warrants to its Record Shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the Rights, Warrants and the Common Stock underlying the Rights and Warrants had not yet been approved by the California Department of Corporations (the “California Approval”). The Rights Offering has expired. The California Approval was received by the Company on February 13, 2013 when the California Department of Corporations informed us that it had no further comments and would issue its formal approval order as soon as the registration statement registering the 58,450 Warrants (the “California Warrants”) was declared effective by the SEC. The registration statement registering the California Warrants was declared effective by the SEC on April 25, 2013. Upon receipt of the formal approval order from the California Department of Corporations, the Company will distribute the 58,450 California Warrants to the California Shareholders who did not previously receive Warrants.

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

The Rights, Warrants and Common Shares underlying the Rights and Warrants were registered in a registration statement filed by the Company on Form S-1 (Commission File No. 333-179040), which was declared effective by the SEC on February 13, 2012 (the “Original Registration”). Subsequently the Company filed Post-Effective Amendment No. 2 to the Original Registration (declared effective by the SEC on May 7, 2012) and Post-Effective Amendment No. 3 to the Original Registration (declared effective by the SEC on June 12, 2012) to remove from registration the securities which were registered pursuant to the Original Registration but not sold or distributed to Record Shareholders. The registration pursuant to the Original Registration of 6,363,674 Warrants and 7,377,706 Common Shares remains effective. The Company filed a registration statement (Commission File No. 333-183852) with the SEC for the purpose of registering the 58,450 California Warrants and the 58,450 Common Shares underlying the California Warrants and that registration statement was declared effective by the SEC on April 25, 2013. The Company will (i) distribute 58,450 California Warrants to the California Shareholders who did not receive Warrants, and (ii) notify those nominees who hold Warrants in electronic form for the account of California Shareholders that such Warrants are now exercisable.

Standby Equity Distribution Agreement

On May 4, 2011, Omagine, Inc. (“Omagine”) entered into a two year Stand-By Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA”). Pursuant to the SEDA, Omagine issued 176,471 restricted shares of Common Stock to YA in satisfaction of a $150,000 commitment fee due to YA pursuant to the SEDA. On June 21, 2011, Omagine and YA amended the SEDA to increase the commitment amount under the SEDA from $5 million to $10 million and pursuant to such amendment Omagine issued an additional 67,745 restricted shares of Common Stock to YA in satisfaction of the additional $150,000 commitment fee. Pursuant to the terms of the SEDA, Omagine may, at its sole option and upon giving written notice to YA (a “Purchase Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive trading days following such Purchase Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) the amount of any individual periodic Sale designated by Omagine in any Advance Notice may not exceed the greater of (i) two hundred thousand dollars ($200,000), or (ii) the average of the “Daily Value Traded” for each of the five (5) Trading Days prior to the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the daily trading volume of the Common Stock for such Trading Day by the closing bid price of the Common Stock for such Trading Day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective. The SEDA expires on September 1, 2013.

The Company has utilized the SEDA and the proceeds from its recent Rights Offering to fund its operations for the past several years and intends to continue to utilize the SEDA to fund its ongoing operations, as and if necessary. Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,363,674 Warrants distributed (plus the 58,450 California Warrants to be distributed) pursuant to its recent Rights Offering and Warrant Distribution will thereafter become “in the money” and will be exercised. Such an exercise of Warrants would provide the significant amount of capital necessary to fund, should that be desirable at the time, (i) a secured loan to Omagine LLC which would in turn trigger the first Financing Agreement Date, and (ii) the OMAG Final Equity Investment into Omagine LLC. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the Second SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the SEDA to fund its operations during the past several years.

Capital Expenditures and Construction Financing

The Company did not incur any expense for capital expenditures during the first quarter of 2013. Assuming Omagine LLC signs the Omagine DA with the Government as anticipated, we expect that in the periods subsequent to such DA signing (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of bank financing and possibly a sale of up to 5% of Omagine LLC’s equity (See: “Financial Advisor”). Omagine LLC's requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a much reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

Off-Balance Sheet Arrangements

We have not entered into and have no present intention of entering into any off-balance sheet financing arrangements. We have not formed and have no present intention of forming any special purpose entities.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Information required under this caption is not required for the Company since it is a smaller reporting company.

Item 4- Controls and Procedures

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

Based on this DCP Evaluation, the Company’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1- Legal Proceedings

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 1A- Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance by us of the shares of Common Stock listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

On January 16, 2013, the Company issued 107,500 shares of restricted stock (which were committed to be issued on December 14, 2012) to an investor relations consultant for services rendered valued at $163,077.

On February 20, 2013, the Company sold 100,000 restricted shares of its Common Stock at $1.25 per share to a non-U.S. corporation which is an accredited investor for $125,000 and such 100,000 shares were issued on February 26, 2013.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the three month period ended March 31, 2013.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to “the Company” in this Exhibit List mean Omagine, Inc., a Delaware corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
4.2	Specimen of $5 Warrant Certificate (13)
4.3	Specimen of $10 Warrant Certificate (13)
10.1	The CCIC and CCC Agreement (3)
10.2	The December 8, 2008 Standby Equity Distribution Agreement (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The Hamdan Amendment Agreement (15)
10.6	Lease agreement expiring February 28, 2013 between the Company and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA dated June 21, 2011 (12)
10.10	Lease modification agreement between Omagine, Inc. and the Empire State Building (14)
10.11	Convertible Promissory Note payable to Frank J. Drohan (17)
10.12	Convertible Promissory Note payable to Charles P. Kuczynski (17)
10.13	Convertible Promissory Note No. 1 payable to Louis Lombardo (17)
10.14	Convertible Promissory Note No. 2 payable to Louis Lombardo (17)
10.15	Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC (18)
21	Subsidiaries of the Registrant (17)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5	The Minister’s Letter dated May 9, 2012 (16)
99.6	The formal approval order from the California Department of Corporations *
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith
(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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
(11)
Previously filed with the SEC on November 8, 2011 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to the Company’s current Report on Form 8-K filed with the SEC on May 31, 2011.

(12)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 17, 2012 as an exhibit to the Company’s registration statement on Form S-1 (Registration No. 333-179040) and incorporated herein by reference thereto.
(15)	Filed with the SEC on January 25, 2013 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-183852) and incorporated herein by reference thereto.
(16)	Previously filed with the SEC on May 21, 2012 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference thereto.
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

(18)	Previously filed with the SEC on April 1, 2013 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: May 10, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 10, 2013	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer