Form 10-Q
period 2013-06-30
Omagine, Inc.
filed 2013-08-05
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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
[ ] Yes [X] No

As of August 5, 2013, the registrant had outstanding 14,833,239 shares of common stock, par value $.001 per share.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Prospectus that are not statements of historical facts constitute "forward-looking statements" notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the Development Agreement with the Government, (v) future economic or financial performance, and (vi) assumptions underlying such statements.

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

●
deterioration or malaise in economic conditions or in the continuing recovery of the Oman, MENA Region and international real estate markets, including any associated impact of depressed levels of consumer and business confidence in the state of the Omani and international economies;

●	inflation, interest rates, movements in interest rates, securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability in Oman or the MENA Region; or
●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$73,722	$62,127
Prepaid expenses and other current assets	11,378	164,139
Total Current Assets	85,100	226,266

PROPERTY AND EQUIPMENT:
Office and computer equipment	141,963	141,963
Less accumulated depreciation and amortization	(135,388)	(133,775)
	6,575	8,188

Other assets	29,981	12,161

TOTAL ASSETS	$121,656	$246,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$334,072	$320,435
Accounts payable	174,370	144,763
Accrued officers payroll	645,112	521,362
Accrued expenses and other current liabilities	135,865	107,528
Total Current Liabilities	1,289,419	1,094,088
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,289,419	1,094,088

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
14,773,204 shares in 2013 and 14,369,041 in 2012	14,773	14,369
Committed to be issued:
107,500 shares in 2012		107
Capital in excess of par value	25,093,620	23,996,481
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(17,064,774)	(15,666,705)
Total Omagine, Inc. stockholders' deficit	(1,157,525)	(856,892)
Noncontrolling interests in Omagine LLC	(10,238)	9,419

Total Stockholders' Deficit	(1,167,763)	(847,473)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,656	$246,615

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY )
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		From the Period October 11, 2005 (Inception of Development Stage) to June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Total revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $216,081,$343,781, 508,412, $608,854,
and $2,584,771, respectively)	292,331	420,031	660,912	762,854	4,398,938
Professional fees	65,722	3,335	74,813	14,362	1,434,055
Consulting fees (including stock-based compensation
of $146,341, $178,335, $421,627, $351,184, and
$ 1,165,782, respectively)	147,104	163,350	429,699	360,904	2,716,526
Commitment fees	-	-	-	-	300,000
Travel	27,233	53,156	61,358	71,475	1,056,042
Occupancy	37,292	13,269	68,212	58,675	932,652
Other selling general and administrative	48,252	51,423	108,774	153,416	1,510,578
Total Costs and Expenses	617,934	704,564	1,403,768	1,421,686	12,348,791

OPERATING LOSS	(617,934)	(704,564)	(1,403,768)	(1,421,686)	(12,348,791)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	-	-	1,004,666
Impairment of goodwill	-	-	-	-	(5,079,919)
Interest expense	(7,177)	(8,757)	(13,958)	(22,811)	(257,667)
Amortization of Debt discount	-	-	-	-	(93,910)
Interest income	-	-	-	-	8,805
Other (Expense) - Net	(7,177)	(8,757)	(13,958)	(22,811)	(4,418,025)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT	(625,111)	(713,321)	(1,417,726)	(1,444,497)	(16,766,816)

Add net loss attributable to noncontrolling interests in Omagine LLC	13,085	7,880	19,657	20,639	75,810

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(612,026)	(705,441)	(1,398,069)	(1,423,858)	(16,691,006)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(612,026)	(705,441)	(1,398,069)	(1,423,858)	(17,036,996)

Net preferred stock dividends	-	-	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(612,026)	$(705,441)	$(1,398,069)	$(1,423,858)	$(17,064,774)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.10)	$(0.10)	$(1.79)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT					$(1.75)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL					$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,684,472	14,347,255	14,522,943	13,820,312	9,533,393

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
			Common Stock					Development	Development
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	Stage	Stage	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	Commencing	Commencing	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	October 11, 2005	October 11, 2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of common stock under Standby Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of common stock under Standby Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of common stock under Standby Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of common stock under Standby Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock option expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	$-	14,369,041	$14,369	107,500	$107	$23,996,481	$(9,201,144)	$(15,666,705)	$9,419	$(847,473)

Issuance of common stock committed to stockholder
relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

Issuance of common stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	713,466	-	-	-	713,466

Stock committed to be issued for contribution to the
401(k) Plan	-	-	-	-	55,253	55	76,195	-	-	-	76,250

Issuance of common stock committed for 401(k) Plan contribution			55,253	55	(55,253)	(55)

Stock options exercised by Director's Estate			4,000	4			2,716				2,720

Issuance of common stock for cash			33,889	34			34,966				35,000

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)			103,521	104			144,896				145,000

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(19,657)	(19,657)

Net loss	-	-	-	-	-	-	-	-	(1,398,069)	-	(1,398,069)

Balances at June 30, 2013 (Unaudited)	-	$-	14,773,204	$14,773	-	$-	$25,093,620	$(9,201,144)	$(17,064,774)	$(10,238)	$(1,167,763)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Six Months Ended June 30,		June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,398,069)	$(1,423,858)	$(16,691,006)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(19,657)	(20,639)	(75,810)
Depreciation and amortization	1,613	2,162	162,728
Impairment of Goodwill	-	-	5,079,919
Stock-based compensation related to stock options	713,466	880,538	2,927,015
Stock-based compensation related to issuanceof Common Stock
for stockholder investor relations, including amortization of $140,323
arising from grant made in 2012 to service provider	140,323	15,000	365,900
Stock-based compensation related to issuance of Common Stock for
401(k) Plan contribution	76,250	76,250	422,500
Issuance of Common Stock for Consulting fees	-	3,250	18,251
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	-	450,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(5,382)	16,826	(167,923)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on convertible notes payable	13,637	(12,432)	197,847
Accounts payable	29,607	(259,468)	202,811
Accrued officers' payroll	123,750	65,500	1,237,385
Accrued expenses and other current liabilities	28,337	896	85,993
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(296,125)	(655,975)	(5,733,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,538)	(41,566)
Net cash flows used by investing activities	-	(5,538)	(41,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	5,960	(24,923)
Repayment of convertible notes payable	-	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds from sale of common stock	307,720	90,000	3,178,820
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	731,639	731,639
Net cash flows provided by financing activities	307,720	827,599	5,845,658

NET INCREASE IN CASH	11,595	166,086	71,090

CASH BEGINNING OF PERIOD	62,127	235,381	2,632

CASH END OF PERIOD	$73,722	$401,467	$73,722

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,075	$1,000	$5,395

Interest paid	$-	$8,247	$25,679

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from rights offering concluded March 30, 2012	$-	$1,267,540	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	-	(276,643)	(328,139)
Accounts payable	-	(9,000)	(9,000)
Accrued officers' payroll	-	(227,434)	(175,938)
Due officers and directors	-	(22,824)	(22,824)
Total	-	(535,901)	(535,901)
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$-	$731,639	$731,639

Issuance of Common Stock to stockholder relations agent for fees	$-	-	$178,077
See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Omagine, Inc. (“Omagine”) was incorporated in Delaware in October 2004. Omagine is a holding company which operates through its wholly owned subsidiary, Journey of Light, Inc., a New York corporation (“JOL”) and its 60% owned subsidiary Omagine LLC (“LLC”). LLC was formed by Omagine and JOL on November 23, 2009 under the laws of Oman and was organized to do business in Oman. Both JOL and LLC are in the real estate development business. Omagine, JOL and LLC are collectively referred to herein as the “Company”.

During 2005, 2006 and 2007 the Company had minimal operations and revenue from its other two then wholly-owned subsidiaries – Ty-Breakers Corp. (“Ty-Breakers”) and Contact Sports, Inc. (“Contact”). The businesses of both Ty-Breakers and Contact were discontinued during 2007 and in March 2008 each of Ty-Breakers and Contact was merged with and into Omagine. JOL was acquired by Omagine in October 2005. On May 1, 2006 a contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled by the State of Qatar paying JOL $1 million.

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

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board (“FASB”) for DSE financial statements. The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock (“Common Stock”) via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented herein in DSE format from October 11, 2005, the date of the acquisition of JOL and inception of the DSE period, to June 30, 2013.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. All inter-company transactions have been eliminated in consolidation.

Financial Instruments - Financial instruments include cash, convertible notes payable and accrued interest, accounts payable, accrued officers payroll, amounts due officers and directors, and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2013 and December 31, 2012, cash includes approximately $33,200 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". In the event that LLC signs a development agreement with the Government of Oman, LLC will recognize revenue ratably over the development period, measured by methods appropriate to the services or products provided.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Aggregate stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $930,039 and $975,038, respectively. See Notes 5 and 6.

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation. For the six months ended June 30, 2013 and 2012 respectively, the shares of Common Stock underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Convertible Notes	133,629	148,780
Stock Options	2,261,000	1,293,500
Warrants	6,422,124	6,363,674
Total Shares of Common Stock Issuable	8,816,753	7,805,954

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine and JOL. In May 2011, Omagine, JOL and three new investors entered into a shareholders’ agreement pursuant to which Omagine’s and JOL’s 100% ownership of Omagine LLC was reduced to 60%.

The Office of Royal Court Affairs (“RCA”) is an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman. Consolidated Contractors International Company, SAL, (“CCIC”) is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. CCIC has approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. Consolidated Contracting Company S.A. (“CCC-Panama”) is a wholly owned subsidiary of CCIC and is its investment arm. Consolidated Contractors (Oman) Company LLC (“CCC-Oman”) is a construction company with approximately 13,000 employees in Oman. As of the date hereof, the shareholders of Omagine LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

Percent
Shareholder	Ownership
Omagine & JOL	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Reclassifications – Certain 2012 account balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). ASU 2012-04 covers a wide range of topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The Company anticipates that the adoption of ASU 2012-04 will not materially affect its consolidated financial statements.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03 (“ASU 2012-03”), “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 . ASU 2012-03 amends various SEC paragraphs pursuant to the issuance of SAB 114. The Company anticipates that the adoption of ASU 2012-03 will not materially affect its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. The Company anticipates that the adoption of ASU 2011-11 will not materially affect its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”), “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. Among the new provisions in Accounting Standards Update No. 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At June 30, 2013, the Company had negative working capital of $1,204,319. Further, the Company incurred net losses of $1,398,069 for the six months ended June 30, 2013 and $2,789,976 for the year ended December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Fair value of Common Stock committed to be issued to investor relations consultant on December 14, 2012 (issued January 16, 2013) for year 2013
investor relations services (See Note 5)	$11,378	$151,700
Travel advances	-	12,439
Totals	$11,378	$164,139

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

	June 30, 2013	December 31, 2012
Due to a director of the Company, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued Interest	41,165	33,726

Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	32,414	28,695

Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	10,493	8,014
	$334,072	$320,435

NOTE 5 – COMMON STOCK

In January 2012 pursuant to a Stand-By Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA”), the Company sold 25,063 shares of Common Stock to YA for proceeds of $40,000 (See Note 8 under “Equity Financing Agreement”).

In January 2012, the Company paid a consultant for services rendered by issuing such consultant 1,994 restricted shares of Common Stock valued at $3,250.

In January 2012, the Company paid its investor relations vendor for services rendered by issuing such vendor 15,000 restricted shares of Common Stock valued at $15,000.

In February 2012 pursuant to the SEDA, the Company sold 17,705 shares of Common Stock to YA for proceeds of $25,000 (See Note 8 under “Equity Financing Agreement”).

In March 2012 pursuant to the SEDA, the Company sold 25,712 shares of Common Stock to YA for proceeds of $25,000 (See Note 8 under “Equity Financing Agreement”).

In March 2012 pursuant to a rights offering, the Company sold 1,014,032 shares of Common Stock to its shareholders for proceeds of $1,267,540. The Company conducted the rights offering between February 24, 2012 and March 30, 2012 for the sole benefit of its shareholders of record as of February 24, 2012. The rights offering entitled such record shareholders to subscribe for up to 3,181,837 shares of the Company’s Common Stock at a subscription price of $1.25 per share of which subscriptions for 1,014,032 shares were received by the Company. Of the $1,267,540 of proceeds from the rights offering, $731,639 (representing 585,311 shares) was collected in cash and $535,901 (representing 428,721 shares) was satisfied through the reduction of Company debt (including $506,750 of such debt due to Company officers and directors).

In May 2012, the Company contributed an aggregate of 50,834 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.50 closing bid price of the Common Stock on the date of contribution.

On January 16, 2013, the Company paid its investor relations vendor for previously rendered and future services by issuing such vendor 107,500 restricted shares of Common Stock (the “IR Shares”) valued at $163,078 (the “IR Payment”). The Company committed to issue the IR Shares on December 14, 2012 and the valuation of the IR Shares is based on the $1.85 closing bid price of the Common Stock on such commitment date less an 18% restricted stock discount calculated using the Finnerty Method. At December 31, 2012, $11,377 of the IR Payment was expensed and $151,700 was included in prepaid expenses. $140,323 of the prepaid expenses were expensed during the first six months of 2013. (See Note 3).

On January 15, 2013 pursuant to a resolution of the Board of Directors, the Company committed to contribute an aggregate of 55,253 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). Such shares were issued on April 30, 2013 and the $76,250 valuation is based on the $1.38 closing bid price of the Common Stock on the January 15, 2013 commitment date.

On February 20, 2013, the Company sold 100,000 restricted shares of its Common Stock to a non-U.S. corporation which is an accredited investor for proceeds of $125,000.

In May 2013, the Company sold an aggregate of 33,889 restricted shares of its Common Stock to two accredited investors for aggregate proceeds of $35,000.

In May and June 2013 pursuant to the SEDA, the Company sold an aggregate of 103,521 shares of Common Stock to YA for proceeds of $145,000 (See Note 8 under “Equity Finance Agreement”).

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

The adoption of the Omagine, Inc. 2003 Stock Option Plan (the “Plan”) has been ratified by the Company’s shareholders who also authorized the Board of Directors to reserve 2,500,000 shares of the Company’s authorized but unissued Common Stock for issuance under the Plan. The Company has registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the Plan by filing a registration statement with the SEC on Form S-8. The Plan expires August 31, 2013. The Plan is designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	344,000	$2.01	5.67	$13,860
Granted in Q1 2012	1,994,000	$1.70	0.75	-
Forfeited in Q1 2012	(50,000)	$1.70	-	-
Granted in Q2 2012	23,000	$1.70	0.92	-
Outstanding June 30, 2012	2,311,000	$1.75	1.25	$63,160
Exercisable June 30, 2012	1,293,500	$1.74	1.50	$63,160

Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q2 2013	(4,000)	$0.68	-	-
Expired in Q2 2013	(6,000)	$4.50	-	-
Outstanding at June 30, 2013	2,291,000	$1.73	1.08	$53,220
Exercisable at June 30, 2013	2,261,000	$1.72	1.00	$53,220

(A)
On December 26, 2012, pursuant to a resolution of the Board of Directors, 1,965,000 of the January 2, 2012 stock options that were due to expire on December 31, 2012 were extended to December 31, 2013.

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012, an independent director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested, and the expiration date of his January 2012 Options and all others then held by him were fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. As of the date hereof all January 2012 Options are fully vested. On December 26, 2012 pursuant to a resolution of the Board of Directors, the December 31, 2012 expiration date of the 1,965,000 January 2012 Options then vested and outstanding was extended to December 31, 2013 (the “Extension”).

Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to the Company and who also holds 160,000 stock options presently exercisable at $1.25 per share which expire on March 31, 2017 and which were granted pursuant to a March 2007 consulting agreement which expires on December 31, 2013; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company paid $2,000 per month in consulting fees totaling $24,000 during each of the years ended December 31, 2012 and 2011; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered during 2012 (who was also paid $1,000 during the year ended December 31, 2012 for services rendered). The Company incurred an expense of $30,220, included in Other selling, general and administrative expenses, during 2012 for a sponsorship fee paid to an entity owned by the Deputy Managing Director of Omagine LLC.

All January 2012 Options are fully vested, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2013. The fair value of the 1,994,000 January 2012 Options granted in January 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms [365 days and 184 days], (iii) 161% expected volatility, (iv) 0.10% [1 year term] and 0.04% [6 month term] risk free interest rates). The fair value of the 21,000 January 2012 Options granted in April 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month terms, (iii) 161% expected volatility, (iv) 0.10% [ 9 month term] and 0.04% [6 month term] risk free interest rates).

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

On January 15, 2013 pursuant to a resolution of the Board of Directors an independent director was granted 2,000 stock options valued at $2,700 which expire on January 14, 2018 and are exercisable at $1.38.

Salvatore J. Bucchere was an independent director of the Company until his death in April 2012. On April 8, 2013, the Estate of Salvatore J. Bucchere exercised four thousand (4,000) stock options to purchase four thousand (4,000) shares of the Company’s Common Stock. 2,000 of such stock options were at an exercise price of $0.51 per share and the other 2,000 of such stock options were at an exercise price of $0.85 per share.

A summary of the status of the Company’s non-vested shares as of June 30, 2013 and 2012, and changes during the six month periods then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at January 1, 2012	60,000	$2.60	6.83
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited in Q1 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Granted in Q2 2012	23,000	$1.70	0.92
Vested in Q2 2012	(37,500)	$1.70	0.75
Nonvested shares at June 30, 2012	1,017,500	$1.75	0.83

Non-vested shares at January 1, 2013	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Vested in Q1 2013	(2,000)	$1.38	4.83
Nonvested shares at June 30, 2013	30,000	$2.60	5.33

Stock Options Outstanding as of June 30, 2013 (all non-qualified) consist of:

Year Granted		Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007		160,000	160,000	$1.25	March 31, 2017
2008	(A)	150,000	120,000	$2.60	September 23, 2018
2008		6,000	6,000	$2.60	September 23, 2013
2010		2,000	2,000	$0.51	June 30, 2015
2011		4,000	4,000	$0.85	May 16, 2016
2012		1,965,000	1,965,000	$1.70	December 31, 2013
2012		2,000	2,000	$1.70	April 12, 2017
2013		2,000	2,000	$1.38	January 14,2018
Totals		2,291,000	2,261,000

(A)  The 30,000 unvested options relating to the 2008 grant are scheduled to vest on September 24, 2013.

The following table summarizes information about stock options outstanding at June 30, 2013:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	6,000	$0.74	2.58	6,000	$0.74
$1.01 - $2.00	2,129,000	1.67	0.75	2,129,000	1.67
$2.00 - $3.00	156,000	2.60	5.08	126,000	2.60

Totals	2,291,000	$1.73	1.08	2,261,000	$1.72

As of June 30, 2013, there was $715,626 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $713,466 in 2013, $540 in each of 2014, 2015, 2016 and 2017.

Warrants

The Company has distributed 6,422,124 Common Stock purchase warrants (“Warrants“) to its common stockholders of record as of February 24, 2012 (the “Record Shareholders”). On April 26, 2013, the Company received the formal approval order from the California Department of Corporations qualifying the Warrants in California. In May 2013, 58,450 of such 6,422,124 Warrants were distributed to Record Shareholders who are residents of California. The registration statement registering 6,363,674 Warrants and Common Stock underlying such Warrants was declared effective by the SEC on February 13, 2012 but such effectiveness expired on November 12, 2012. The registration statement registering 58,450 Warrants and Common Stock underlying such Warrants (the “California Registration “) was declared effective by the SEC on April 25, 2013 and remains effective as of the date hereof. The Company intends to file a post-effective amendment to the California Registration with the SEC covering the registration of all 6,422,124 issued and outstanding Warrants and the 6,422,124 Common Shares underlying such Warrants..

Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,211,062 Warrants is $5.00 per share and the exercise price of the other 3,211,062 Warrants is $10.00 per share. Pursuant to a resolution of the Board of Directors dated July 16, 2013, the original December 31, 2013 expiration date for the Warrants was extended for one year. All Warrants expire on December 31, 2014 (See Note 10 – Subsequent Events) unless redeemed earlier by the Company upon 30 days prior written notice to the Warrant holders.. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 7 - INCOME TAXES

Deferred tax assets are comprised of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Federal net operating loss carry forwards	$4,942,000	$4,739,000
State and city net operating loss carry forwards, net of federal tax benefit	1,412,000	1,354,000
	6,354,000	6,093,000
Less: Valuation allowance	(6,354,000)	(6,093,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at June 30, 2033.

At June 30, 2013, the Company had federal net operating loss carry forwards of approximately $14,120,000, expiring in various amounts from fiscal year 2017 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 8 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a lease which was extended in March 2013 and now expires on December 31, 2015. Omagine LLC leases office space in Muscat, Oman under a lease expiring December 31, 2013. Rent expense for the six months ended June 30, 2013 and 2012 was $68,212 and $58,675, respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above the base period and for allocation of electricity usage. It also required the Company to increase the security deposit under the lease from $12,154 to $29,300.

At June 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

2013	$51,439
2014	102,878
2015	102,878
Total	$257,195

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001 which expired on December 31, 2010, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At June 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $335,654 and $273,154 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to this Company officer and $247,492 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share.

Omagine had been obligated to employ its Vice-President and Secretary under a previous employment agreement with this individual. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $100,000 due to its Vice President and Secretary. At June 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $173,575 and $145,658, respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to this Company officer and $51,497 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the six months ended June 30,2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $80,000 due to its Controller and Principal Accounting Officer. At June 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $135,883 and $102,550, respectively. During the year ended December 31, 2012, $31,250 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized by this individual for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s Common Stock at $1.25 per share.

Equity Financing Agreement

On May 4, 2011, Omagine and an investment fund, YA Global Master SPV Ltd. (“YA”), entered into a two year Stand-By Equity Distribution Agreement which was amended on June 21, 2011 (the “SEDA”). Pursuant to the SEDA, Omagine issued 244,216 restricted shares of its Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. The SEDA was originally scheduled to expire on September 1, 2013 but, as of July 26, 2013, it was amended by the parties without any further commitment fee to extend it for one year. The SEDA now expires on September 1, 2014 (See Note 10 – Subsequent Events). Pursuant to the terms of the SEDA, Omagine may, in its sole discretion and upon giving written notice to YA (an “Advance Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately following such Advance Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such trading day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective.

Omagine Project

Omagine LLC’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman (the “Omagine Site”) just west of the capital city of Muscat and nearby Muscat International Airport. The Company is awaiting the signing by its 60% owned Omagine LLC subsidiary and the Government of Oman of a Development Agreement for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components, including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

Omagine, Inc. and JOL organized Omagine LLC in Oman with an initial cash capital of twenty thousand (20,000) Omani Rials (equivalent to approximately $52,000). Subsequently, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an additional cash capital contribution of 70,000 Omani Rials (equivalent to approximately $182,000) into Omagine LLC and agreed to make a further additional cash capital contribution (the “OMAG Final Equity Investment”) to Omagine LLC after the execution of the Development Agreement and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement) of 210,000 Omani Rials (equivalent to approximately $546,000). As of the date hereof Omagine, Inc. has invested 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC and has made cash advances of 12,000 Omani Rials (equivalent to approximately $31,200) to Omagine LLC against the OMAG Final Equity Investment.

Further pursuant to the Shareholder Agreement, the New Investors, in exchange for a 40% share ownership of Omagine LLC, made initial cash capital contributions to Omagine LLC totaling 60,000 Omani Rials (equivalent to approximately $156,000) and agreed to make additional cash capital contributions to Omagine LLC at the Financing Agreement Date of 26,628,125 Omani Rials (equivalent to approximately $69,233,125). In addition one of the New Investors agreed to make a non-cash capital contribution to Omagine LLC. The amount of such “payment-in-kind” non-cash capital contribution is yet to be determined and will represent the value of the land constituting the Omagine Site which such investor previously owned and has made available to Omagine LLC for development of the Omagine Project.

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012, accounts payable and accrued expenses and other current liabilities includes $9,137 and $2,000 respectively due to officers and directors of the Company.

NOTE 10 – SUBSEQUENT EVENTS

On July 9, 2013, the Company sold 10,000 restricted shares of its Common Stock to an accredited investor for proceeds of $10,000.

On July 16, 2013 pursuant to a resolution of the Board of Directors, the expiration date of the $5 and $10 Warrants was extended for one year from December 31, 2013 to December 31, 2014.

In July 26, 2013 pursuant to the SEDA, the Company sold an aggregate of 22,762 shares of Common Stock to YA for proceeds of $25,000 (See Note 8 under “Equity Finance Agreement”).

On July 26, 2013, the Company and YA, the investment fund which is a party to the SEDA with the Company, entered into a loan agreement (the “YA Loan Agreement “) whereby the Company borrowed $200,000 from YA for 12 months at an annual interest rate of 10%.  The note evidencing the loan will require no payment in the first month followed by 11 monthly payments of principal as follows: 3 monthly payments of $12,500 followed by 3 monthly payments of $17,500 followed by 4 monthly payments of $20,000 followed by 1 final payment of $30,000. Each of the 11 installment payments will also have accrued interest added to it. The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors, LLC thereby making the net loan proceeds to the Company equal to $180,000. Such $180,000 of funding will only be received by the Company after a post-effective amendment updating the currently effective SEDA registration statement is declared effective by the SEC. The Company intends to file such post-effective amendment with the SEC as soon as practicable after the date hereof. As part of the YA Loan Agreement Omagine and YA also agreed to extend the expiration date of the SEDA for one year without any further commitment fee. The SEDA now expires on September 1, 2014.

On July 29, 2013, the Company sold 27,273 restricted shares of its Common Stock to an accredited investor for proceeds of $30,000.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Omagine, Inc. (the "Registrant") was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all of its operations through its 60% owned subsidiary Omagine LLC and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”).

Omagine, Inc., JOL and Omagine LLC are sometimes referred to herein collectively as the "Company". The Company is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East & North Africa (the “MENA Region”) and on the design and development of unique tourism destinations.

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, a limited liability company organized under the laws of the Sultanate of Oman ("Oman"). Omagine LLC is engaged in the business of real estate development in Oman and was organized to design, develop, own and operate a mixed-use real-estate and tourism project in Oman named the “Omagine Project”.

Omagine, Inc. and JOL initially owned 100% of Omagine LLC and capitalized it at 20,000 Omani Rials which is equivalent to approximately $52,000 (the “OMAG Initial Equity Investment”). In May 2011, Omagine LLC sold a 40% equity stake in itself to 3 new Omagine LLC minority investors thereby reducing Omagine, Inc.’s ownership from 100% to 60%. (See: “Description of Business – The Shareholder Agreement”).

The Company presently concentrates the majority of its efforts on the business of Omagine LLC and specifically on the Omagine Project.

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

Background

Although the DA has been approved by all the required Ministries of the Government of Oman, the Company has to date experienced numerous DA signing delays with the MOT. For a detailed description of these delays, please see the Registrant’s prior reports filed with the SEC.

Readers of local and international press accounts over the past few years and of our prior SEC reports are aware of the fiasco and public controversy surrounding the ill-fated, poorly conceived, badly located and mismanaged multi-billion dollar Blue City project approved by MOT around six years ago. Just as Oman had begun its tourism drive with the newly created and inexperienced Ministry of Tourism, the predictable financial and public relations disaster that was the Blue City project began to unfold in full public view. And it continued to play out over the next several years. This was followed on closely by the worldwide financial crisis which triggered another high-profile failure in Oman. An OMRAN/MOT project backed by Sama-Dubai, an overly aggressive and now defunct Dubai real estate company, failed – again very publicly. Subsequently the Eurozone sovereign debt crises emerged with its attendant knock-on effects on financial and other markets in the MENA Region and beyond.

Looking back on these events, it is definitively not an overstatement to say that their occurrence - and the long and painful public witnessing of them by MOT and others - literally froze the decision making capacity of MOT and many other Omani Government agencies. Fear of being blamed for failure flourished rapidly throughout the already creaky Government bureaucracy and avoiding responsibility for any decision (by continually delaying or not making them) was raised to a high art. This effect from these two high profile project failures has only recently begun to dissipate.

In the case of MOT, this frozen decision-making process was further exacerbated by the long illness and unfortunate demise in February 2011 of Her Excellency Rajha Ali, Oman’s first Minister of Tourism, with whom the Company had conducted the majority of its DA negotiations, and with whom it had concluded an approved Development Agreement just prior to her untimely passing.

A new Minister of Tourism was appointed in March 2011 and was replaced 2 months later in May 2011 by a third Minister of Tourism who in turn was replaced 9 months later by a fourth Minister of Tourism - the present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mehrzi, who has been in that office for the past year and one-half since March 1, 2012.

Since January 2011, the historic and tumultuous rush of events surrounding the Arab Spring uprisings in the MENA Region have seized the world’s (and the MENA Region’s) attention. While no significant turmoil occurred in politically stable Oman, these events did result in an almost complete replacement of His Majesty’s government. During 2011 and 2012, a major ministry was abolished and many new ministers (including several Ministers of Tourism) were appointed resulting predictably in slowdowns as new people took time to get up to speed.

Our informal communications over the past several years with other business people in Oman, with ambassadors at the U.S. and other embassies in Oman, and with Omani Government officials themselves, unmistakably validate this conclusion with respect to the frozen decision making capacity of the Government. All have indicated that they have experienced similar difficulties with MOT and with several other Government ministries and governmental authorities.

While MOT has undertaken a few inconsequential (and therefore easy to approve) projects over the last few years, management is reliably informed that over 70 projects (including Omagine) have been languishing at MOT for several years now. Despite the frequent re-cycling of old press releases and local news accounts hailing pre-2008 tourism projects (the Oman Convention Center being a prime example), no project of any consequence or significance – none - zero – has been undertaken by MOT for the past many years. We believe however, that this is now finally changing.

The more ordinary, normal and usual business rivalries and difficulties we expected to and did encounter in Oman along the way have all been overcome, and management now believes that the negative effects emanating from the aforementioned extraordinary, abnormal and unusual events are dissipating.

 While all difficulties have not fully vanished, the new Minister of Tourism is quite supportive of the Omagine Project and engaged in the DA signing process (See: “Recent Events” below). The business environment in Oman is now more clear and settled. As the worldwide financial crisis has eased, land and real estate prices have recovered and project financing is much more readily available. The Omani economy has improved and, as the path of local development has migrated towards the airport/ Seeb area as we expected, the location and value of the Omagine Site has only become more exceptional. The Omagine Project concept is admired by important Ministers and Government officials and Omagine LLC has superb world-class shareholder partners, consultants and financial advisers.

We think it is instructive to recall where the Company was - as well as where it intends on going. While we have been nimble in handling the delays encountered to date, often finding or making a path forward (See: “Liquidity and Capital Resources” below), management is not unmindful of the opportunities created by the Company’s reorientation of its business activities toward the Omagine Project and away from past activities. While the rewards for the Company and its shareholders are likely to be quite substantial if the DA is signed, management is also not unmindful of the risks, uncertainties and sacrifices endured by its loyal shareholders and employees as they have steadfastly soldiered-on through it all in order to make the present state of affairs possible. Our loyal shareholders and employees have boldly seized the potential for a remarkable victory from the ashes of bitter setbacks and have thereby created the present reality of possibilities. Without doubt they are to be applauded for such confidence, courage, foresight and tenacity - and if the DA is signed – the victory will be theirs. Our Company’s present business plan does not envision slow and steady incremental improvements – we seek dynamic, sudden and rapid growth. Although we believe our business plan is well conceived, careful and as conservative as possible given our circumstances, and that our partners, financial advisers, consultants and the Omagine Project itself are all first rate – our business plan is not and has never been for the faint of heart. The Company marches to the drumbeat of the ancient Roman slogan “Amat victoria curam” (Victory favors those who take pains), and, although the road is not without its difficulties and victory is not yet certain, we fully expect to prevail.

Subject always to its cautionary affirmation that it cannot predict future events, management believes its present assessments as detailed in this report of the Omagine Project’s prospects, its value to the Company and its shareholders and, in spite of past reversals, the likelihood of signing the DA, are cold-eyed, clear-headed and reasonable assessments.

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

On April 23, 2013, the Company’s president - Frank Drohan - telephoned the Minister of Tourism, His Excellency Ahmed Al-Mahrizi to determine the status of the Omagine Project and of the DA. During that conversation, the Minister again confirmed to Mr. Drohan that MOT was delighted with the Omagine Project and that “we would be going forward very soon”. He also acknowledged the many delays in the DA signing but said that he had wanted to make certain that the proper planning for the surrounding government provided infrastructure (roads, utilities, etc.) was being undertaken by the Municipality of Muscat before he “gave us the green light”. When pressed, the Minister said that “we will be signing the DA shortly after your return to Oman in May”.

On April 25, 2013, Mr. Drohan wrote a letter to His Excellency confirming their conversation and on May 8, 2013 our attorneys delivered two printed and bound copies the final DA to His Excellency the Minister of Tourism for his review and approval.

Recent Events

On May 22, 2013, management returned to Oman.

On May 26, 2013, Mr. Drohan, Mr. Sam Hamdan, Mr. Suleiman Al-Yahyai and our attorney, Mr. Sean Angle met with the most senior executive at Royal Court Affairs - His Excellency Nasser Al-Kindi, the Secretary General (a Ministerial level position) of Royal Court Affairs. At the meeting, we briefed H.E. Al-Kindi on the foregoing dialogue with the Minister of Tourism and advised him of the numerous previous delays we had experienced (of which he was aware). Expressing our concern that such delays might again be encountered, Mr. Drohan requested that H.E. Al-Kindi speak with H.E. Al-Mahrizi in order to avoid the previous pattern of delays.

His Excellency Al-Kindi informed us that he had already spoken to the Minister of Tourism “in the past 2 weeks” and that H.E. Al-Mahrizi had told him essentially the same thing regarding the DA that he had told Mr. Drohan in April, i.e. “that MOT very much wanted the Omagine project and MOT would conclude and sign the DA with Omagine very soon”. H.E. Al-Kindi further stated that he requested of H.E. Mahrizi that if there were any “small points” that H.E. Mahrizi wanted to discuss with us, that he should meet with Omagine management and resolve them with us. H.E. Al-Kindi stated that both he and H.E. Al-Mahrizi are in complete agreement regarding the desirability of beginning the development of the Omagine Project as soon as possible, and both praised the project concept and agreed it would be a wonderful project for the Sultanate.

We informed H.E. Al-Kindi about the “government infrastructure planning issue” raised by the Minister of Tourism (which we all agreed was an Oman Government issue, not an Omagine LLC issue) - and he indicated that he knew about it and understood that it was being handled and resolved.

The meeting lasted about an hour and was extremely friendly, up-beat and positive. In concluding, His Excellency confirmed that he would be speaking with the Minister of Tourism again within a week or 10 days to follow up. His Excellency Al-Kindi went on to inform Mr. Drohan on behalf of Royal Court Affairs: “we are with you” and “we will support you”.

In May the Minister of Tourism wrote a letter to the Supreme Council for Planning regarding the infrastructure & utilities for the Omagine project (and several other projects) and requesting the SC to approve and provide the budget for such infrastructure and utilities.

On June 10, the Minister of Tourism called Mr. Drohan and informed him that the MOT had not yet heard from the Supreme Council for Planning regarding the government provided infrastructure.

The Chairman of the Supreme Council for Planning is His Majesty, Sultan Qaboos and H.E. Sultan Al-Habsi, the Secretary General of the Supreme Council is effectively its chief operating officer.

On June 25, 2013 management spoke to H.E. Sultan Al-Habsi (who was outside of Oman at the time) and we were informed that the matter of the Omagine Project (and other MOT projects) had been brought before the Supreme Council and that the Supreme Council had:

(i)	agreed and communicated to the Minister of Tourism that he (the Minister of Tourism, not the SC) must approve or disapprove MOT projects, and

(ii)	approved the provision of all necessary and required infrastructure and utilities for the Omagine Project and other projects approved by the Minister of Tourism (the “SC Approval”), and

(iii)	agreed that the Supreme Council would verify this SC Approval in writing to the Minister of Tourism (the “SC Approval Letter”).

On June 25, 2013, Mr. Drohan wrote a note to the Minister of Tourism which stated in relevant part: “…….We were so pleased to hear today that the Supreme Council for Planning has approved the provision of the infrastructure for the Omagine Project.  I look forward to your guidance on when the DA can be signed so our work developing Oman’s best tourism project may begin ….”.

On June 27, the Minister of Tourism, H.E. Mahrizi, called Mr. Drohan and informed him that we will sign the Omagine DA promptly after he receives the SC Approval Letter, and he mentioned that he had spoken recently with both the Minister of Finance, (H.E. Darwish Al-Balushi) and with the minister of Royal Court Affairs (H.E. Nasser Al-Kindi), both of whom are great supporters of the Omagine Project. Given H.E. Al-Kindi’s statement during the May 26th meeting mentioned above that - “if there were any “small points” that H.E. Mahrizi wants to discuss with us, that he should meet with Omagine management and resolve them with us” – Mr. Drohan took this opportunity to clarify this issue by asking H.E. Mahrizi if, in fact, there were any such “small points” which needed to be discussed. H.E. Mahrizi stated that “there are no other issues outstanding and we will be signing the DA in the coming days”.

On July 15, 2013 management spoke to H.E. Al-Balushi, the Minister of Finance and a member of the Supreme Council for Planning, who advised us that it is certain that the Government will provide the necessary infrastructure for the Omagine Project after the DA is signed. The Minister of Finance indicated that he would communicate this to the Minister of Tourism. Management scheduled a meeting with H.E. Al-Habsi soon after his recent return to Oman to determine the status of the SC Approval Letter.

On July 21, 2013, the Investment Adviser at Royal Court Affairs advised us that he had recently spoken to H.E. Al-Kindi and was informed by him that all the relevant ministers (Tourism, Finance, Royal Court Affairs and Supreme Council) had all spoken to each other regarding this issue and all were informed that the Supreme Council had approved the relevant government infrastructure and that the SC Approval Letter would be sent to MOT in due course by the Supreme Council.

In a July 25, 2013 note to the Minister of Tourism, Mr. Drohan mentioned this news saying “it would be a blessing for our patient shareholders if we sign the DA during Ramadan”.

On July 27, 2013, the Minister of Tourism, H. E, Al-Mahrizi responded in a note to Mr. Drohan saying: “Good Afternoon – we are still waiting to hear from the SC.  It is a pleasure for me to sign as soon as possible.  Regards”

On July 28, 2013 we met with H.E. Sultan Al-Habsi, the Secretary General of the Supreme Council for Planning who informed us that, after returning to Oman in July, he wrote to the head of Muscat Municipality and to the  heads of the government owned utility providers (water, electricity, etc.) advising them of the MOT projects (including the Omagine Project) and requesting them to confirm their commitments in writing to the Supreme Council (the “I&U Confirmation Letters”) to provide and include in their current plans the necessary infrastructure & utilities for the MOT projects. His Excellency Habsi informed us that after he receives the I&U Confirmation Letters, he will send the SC Approval Letter to H. E. Mahrizi, the Minister of Tourism.

On August 1, 2013, Mr. Drohan wrote a letter to the Minister of Tourism on behalf of Omagine LLC confirming the MOT’s possession for the past several years of all the necessary and required details with respect to the requirements for Government provided infrastructure and utilities for the Omagine Project.

Management is optimistic that the DA will be signed soon but given our past experience, we will not be surprised to encounter some “small points” yet to be discussed (notwithstanding MOT’s avowal to the contrary). So therefore, although we believe it to be imminent, we are reluctant to forecast any target date for the DA signing other than that we expect it to be signed before the end of 2013.

The matter of transforming the corporate structure of Omagine LLC from a limited liability company into a joint-stock company (the “Transformation”) prior to signing the DA appears to have been resolved. Although it has not been (and probably will not be) confirmed to us, management believes that the Transformation is now a settled issue and will be done as originally planned and agreed subsequent to the DA signing.

Past experience indicates that great caution should be exercised in making any assumptions until the DA is actually signed. Management has no reason to believe any other issues presently exist and is confident that we are nearing a successful conclusion of the long delayed DA signing process. Other matters however, unknown to management at this time, may yet cause further delays. We strongly caution investors that we cannot give any assurance whatsoever that the DA will be signed by MOT and Omagine LLC until it is actually signed by them.

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

Prior to the signing of the Shareholder Agreement Omagine LLC was capitalized at 20,000 Omani Rials (the “OMAG Initial Equity Investment”) and was wholly owned by Omagine, Inc. and JOL. Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to RCA, CCC-Panama and CCC-Oman (collectively, the “New Shareholders”) and to Omagine, Inc. for an aggregate cash investment amount of 26,968,125 Omani Rials ($70,117,125) plus, an as yet undetermined non-cash “payment-in-kind” investment by RCA (the “PIK”), representing the value of the land constituting the Omagine Site.

Pursuant to the terms of the Shareholder Agreement, the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment made in 2009 by Omagine, Inc. was acknowledged by the New Shareholders and the 26,968,125 Omani Rials (the “$70 million Cash Investment”) to be made into Omagine LLC by Omagine, Inc. and the New Shareholders will be invested as follows:

1.	Omagine, Inc. and the New Shareholders invested 130,000 Omani Rials ($338,000) immediately subsequent to the signing of the Shareholder Agreement.
2.
Omagine, Inc. will make an additional 210,000 Omani Rial ($546,000) investment (the “OMAG Final Equity Investment”) subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined).

3.	The final 26,628,125 Omani Rial ($69,233,125) portion (the “Deferred Cash Investment”) will be invested by the New Shareholders on or immediately subsequent to the Financing Agreement Date.

The value of the PIK investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the DA. As of the date hereof 12,000 Omani Rials ($31,200) of the OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC.

If however, Omagine LLC is required to do the Transformation before signing the DA (a requirement which as of the date hereof is unlikely but still possible), then the Omagine LLC shareholders will have to increase the capital of Omagine LLC by 350,000 Omani Rials (equivalent to approximately $910,000) before the DA is signed and the timing and amounts of the aforesaid investments by Omagine, Inc. and the New Shareholders will be adjusted accordingly. In such an event, Omagine, Inc. would be then required to make the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC before the DA is signed.

As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment made into and cash advances made to Omagine LLC by each such shareholder is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advances (Omani Rials)
Omagine, Inc.	60%	90,000	$234,000	12,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

Subsequent to the Transformation and to the shareholder investments contemplated by the Shareholder Agreement being made, the ownership percentage of each Omagine SAOC shareholder and the total investment by each such shareholder into Omagine LLC/Omagine SAOC will be as follows:

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

Omagine, Inc. and JOL made the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into Omagine LLC in 2009.

Omagine, Inc. and the New Shareholders invested a further 130,000 Omani Rials ($338,000) into Omagine LLC pursuant to the Shareholder Agreement. Omagine LLC is presently capitalized at 150,000 Omani Rials ($390,000).

Omagine, Inc. will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into Omagine LLC after the DA is signed and Omagine LLC will then be capitalized at 360,000 Omani Rials ($936,000).

Omagine, Inc. as of the date hereof has advanced 12,000 Omani Rials ($31,200) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

The New Shareholders will make an additional 26,628,125 Omani Rial ($69,233,125) investment (the “Deferred Cash Investment”) into Omagine LLC after the Financing Agreement Date occurs and Omagine LLC will then be capitalized at 26,988,125 Omani Rials ($70,169,125).

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

The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of Omagine LLC and it provides for the Omagine LLC shares presently owned by JOL to be transferred to Omagine, Inc. subsequent to the signing of the DA.

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

The LOI memorializes the parties’ discussions and proposals with regards to the Omagine Project as follows:

(a)
Omagine LLC intends to appoint BNP Paribas CIB as Omagine LLC’s financial advisor to arrange the financing for the Omagine Project, including evaluating various funding, capital and debt structures available to Omagine LLC; and

(b)
Omagine LLC intends to appoint BNP Paribas Real Estate to provide real estate advisory services to Omagine LLC and to assist Omagine LLC by, among other things, providing a full financial feasibility assessment and a market feasibility study for the Omagine Project. This study will be utilized by BNP Paribas CIB in arranging the project financing.

The LOI is non-binding and subject to the execution of a definitive agreement between the parties which is expected to occur subsequent to the DA signing.

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

Engineering, Design and Content Development

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, Omagine LLC presently intends to hire Michael Baker Corp. ("Baker") as its Program Manager and Project Manager. Baker is a publicly traded U.S. firm (AMEX: BKR) in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. On July 29, 2013, Baker announced that it had agreed to be acquired by Integrated Mission Solutions LLC. What effect, if any, this acquisition will have on the Company’s plan to engage Baker as its Program Manager and Project Manager is unknown at this time.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the DA in a signed written document. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Because of management’s recent discussions mentioned above with the Minister of Tourism and other ministers of the Oman Government however, we are now cautiously optimistic that the DA will be signed in the near future.

Although the timing of the Transformation or the provision of the government infrastructure as mentioned above appear to be resolved, in view of the long history of delays by the Government, matters unknown to management at this time, may yet cause further delays. No assurance can therefore be given at this time when or if the DA will be signed.

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

Notwithstanding anything to the contrary contained in this report, no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

Results of Operations:

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which as of the date hereof is not certain to occur. The Company will need to generate revenue in order to attain profitability.

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

In order to conserve its cash resources, the Company has frequently deferred salary payments to its executive officers, utilized stock options to incentivize its employees and consultants and utilized its Common Stock in lieu of cash to pay various professional fees. This policy continues as of the date hereof.

THREE MONTHS ENDED JUNE 30, 2013 vs.
THREE MONTHS ENDED JUNE 30, 2012

The Company did not generate any revenue or incur any cost of sales for the three month periods ended June 30, 2013 and 2012 respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $617,934 during the three month period ended June 30, 2013 compared to $704,564 during the three month period ended June 30, 2012. This $86,630 (12.3%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: stock option expense ($85,883), 401(k) contributions ($76,250), travel ($25,923) and other SG&A Expenses ($3,171); offset by increases in the following expense categories: professional fees ($62,387), consulting fees ($18,187) and rent ($24,023).

The Company sustained a net loss of $612,026 for the three month period ended June 30, 2013 compared to a net loss of $705,441 for the three month period ended June 30, 2012. This $93,415 (13.2%) decrease in the Company's net loss during the first six months of 2013 compared to its net loss during the first six months of 2012 was principally attributable to the $86,630 decrease in SG&A Expenses mentioned above, plus a $1,580 decrease in interest expense and a $5,205 increase in net loss attributable to minority shareholders of Omagine LLC.

SIX MONTHS ENDED JUNE 30, 2013 vs.
SIX MONTHS ENDED JUNE 30, 2012

The Company had no revenue during the six month periods ended June 30, 2013 or June 30, 2012.

SG&A Expenses were $1,403,768 during the six month period ended June 30, 2013 compared to $1,421,686 during the six month period ended June 30, 2012.This $17,918 (1.2%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: stock option expense ($167,072), travel ($10,117), stockholder relations expense ($18,161) and other SG&A Expenses ($18,444); offset by increases in the following expense categories: consulting fees ($135,425) and professional fees ($60,451).

The Company sustained a net loss of $1,398,069 for the six month period ended June 30, 2013 compared to a net loss of $1,423,858 for the six month period ended June 30, 2012. This $25,789 (1.8%) decrease in the Company’s loss during the first six months of 2013 compared to its net loss during the first six months of 2012 was primarily attributable to the $17,918 decrease in SG&A Expenses referred to above, a $8,853 decrease in interest expense and a $982 decrease in net loss attributable to minority shareholders of Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $1,398,069 and $1,423,858 respectively in the six month periods ended June 30, 2013 and 2012. During the six month period ended June 30, 2013, the Company had net positive cash flow of $11,595 resulting from the positive cash flow of $307,720 from its financing activities being offset by the negative cash flow of $296,125 from its operating activities. Financing activities during the six month period ended June 30, 2013 consisted of sales by Omagine, Inc. of shares of its Common Stock.

The Company had no capital expenditures during the first six months of 2013. Assuming Omagine LLC and the Government of Oman sign the Development Agreement for the Omagine Project in 2013 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2013 and beyond.

At June 30, 2013, the Company had $85,100 in current assets, consisting of $73,722 of cash and $11,378 of prepaid expenses. The Company's current liabilities at June 30, 2013 totaled $1,289,419 consisting of $334,072 of convertible notes payable and accrued interest, $310,235 of accounts payable and accrued expenses and $645,112 in accrued officers’ payroll. At June 30, 2013, the Company had a working capital deficit of $1,204,319 compared to a working capital deficit of $867,822 at December 31, 2012. Sixty-six percent (66%) of the $1,289,419 of current liabilities at June 30, 2013 ($845,414) is due and owing to officers and/or directors.

The $336,497 increase in the Company's working capital deficit at June 30, 2013 compared to December 31, 2012 is attributable to (i) a $152,761 reduction in prepaid items offset by an $11,595 increase in cash, and (ii) a $195,331 increase in current liabilities. The Company’s liabilities at June 30, 2013 increased compared to December 31, 2012 due to increases in accounts payable and accrued expenses of $57,944, accrued officers’ payroll of $123,750 and accrued interest on convertible notes payable of $13,637.

The consolidated financial statements contained in this report have been prepared for the Company as a development stage entity and assuming that the Company will continue as a going concern. As discussed in Note 2 to such consolidated financial statements, the Company's present financial condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to obtain additional financing, execute its business plan and attain profitable operations.

Omagine LLC

Omagine LLC presently has limited resources.

Omagine, Inc. and JOL made the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into Omagine LLC in 2009.

Omagine, Inc. and the New Shareholders invested a further 130,000 Omani Rials ($338,000) into Omagine LLC pursuant to the Shareholder Agreement. Omagine LLC is presently capitalized at 150,000 Omani Rials ($390,000).

Omagine, Inc. will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into Omagine LLC after the DA is signed and Omagine LLC will then be capitalized at 360,000 Omani Rials ($936,000).

Expenses incurred during the many extended delays in signing the DA have depleted Omagine LLC’s resources and Omagine, Inc. as of the date hereof has advanced 12,000 Omani Rials ($31,200) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

The New Shareholders will make an additional 26,628,125 Omani Rial ($69,233,125) investment (the “Deferred Cash Investment”) into Omagine LLC after the Financing Agreement Date occurs and Omagine LLC will then be capitalized at 26,988,125 Omani Rials ($70,169,125).

The capital of Omagine LLC will likely be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into Omagine LLC.

If however, Omagine LLC is required to do the Transformation before signing the DA (which presently appears unlikely), then the Omagine LLC shareholders will have to increase the capital of Omagine LLC by 350,000 Omani Rials ($910,000) before the DA is signed, and the timing and amounts of the aforesaid investments will be adjusted accordingly. In such an event, Omagine, Inc. would be required to make the OMAG Final Equity Investment of 210,000 Omani Rials ($546,000) into Omagine LLC before the DA is signed.

The value of the non-cash “payment-in-kind” investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the Development Agreement.

The continuation of Omagine LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine, Inc. and it is planned that such activities will, to a large extent, continue to be financed by Omagine, Inc. until the DA is signed. The Company is relying for revenue growth upon the future business of its 60% owned subsidiary Omagine LLC.

Omagine Inc.

The continuation of the Company’s operations is dependent upon Omagine, Inc.’s ability to secure financing for its and Omagine LLC’s operations until such time as the DA is signed, the Financing Agreement Date occurs and Omagine LLC begins paying Omagine, Inc. the $10 million Success Fee and the approximately $9 million of Pre-Development Expenses.

In order to provide financing for its recent activities, the Company has relied on the proceeds from sales of its Common Stock pursuant to (i) private placement sales, (ii) the Standby Equity Distribution Agreement discussed below, and (iii) the Rights Offering discussed below. In addition the Company has entered into a loan agreement dated as of July 26, 2013 (the “YA Loan Agreement”) as discussed below. Investors and Shareholders should be aware that as a Development Stage Entity we have had no revenue for the past several years and do not expect to generate any revenue until after the DA is signed and the Financing Agreement Date is achieved.

The significant expenses incurred during the many extended delays by the Government of Oman in signing the DA have strained and continue to strain the Company’s resources. Because the Company financed such expenses and its continuing operations during such delays via sales of new shares of its Common Stock, these delays by the Government of Oman have resulted in a material increase in the number of issued and outstanding shares of the Company’s Common Stock. This point is illustrated by the fact that between January 1, 2008 and the date hereof the Company has issued and sold 4,821,288 shares of its Common Stock to investors, vendors, officers and consultants. All or most of such shares would likely not have been issued and sold had the DA been signed in a timely manner as promised frequently by the MOT.

Either the failure of Omagine LLC to sign the Development Agreement with the Government of Oman or, if signed, the failure thereafter of the Financing Agreement Date to occur, will have a materially significant effect on the Company’s ability to continue operations.

Rights Offering and Warrant Distribution

Rights Offering

The Company conducted a “Rights Offering” between February 24, 2012 and March 30, 2012 for the sole benefit of the Record Shareholders pursuant to which the Company distributed a total of 3,181,837 “Rights” to Record Shareholders. The Company withheld the issuance of exercisable Rights to its Record Shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the Rights and the Common Stock underlying the Rights had not yet been approved by the California Department of Corporations (the “California Approval”). The California Shareholders were excluded from participating in the Rights Offering because the California Approval was not received prior to the March 24, 2012 expiration date of the Rights Offering.

1,014,032 Common Shares were subscribed for in the Rights Offering at a subscription price of $1.25 per Common Share. Proceeds to the Company from the Rights Offering were $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by the Company to Record Shareholders exercising such Rights. Of the 1,014,032 new shares issued pursuant to the Rights Offering, 585,311 of such shares were issued in exchange for the aforementioned $731,639 in cash and 428,721 of such shares were issued in exchange for the aforementioned satisfaction of $535,901 of Company debt constituting promissory notes for loans to the Company and accrued but unpaid salaries and expenses. Of the $535,901 of Company debt which was satisfied in the Rights Offering, $506,750 of such debt represented unpaid salaries, expenses and loans to the Company which were due and owing by the Company to officers and directors of the Company.

The Rights and the Common Shares underlying the Rights were registered in a registration statement filed by the Company on Form S-1 (Commission File No. 333-179040), which was declared effective by the SEC on February 13, 2012 (the “Original Registration”).

Warrant Distribution

In February 2012, the Company distributed 6,363,674 Common Stock purchase warrants (“Warrants”) to the Record Shareholders and after receiving the California Approval, the Company distributed an additional 58,450 Warrants (the “California Warrants”) to the California Shareholders in May 2013.

Of the 6,422,124 Warrants issued and outstanding, 3,211,062 are $5 Warrants and 3,211,062 are $10 Warrants. Pursuant to a resolution of the Board of Directors dated July 16, 2013, the original December 31, 2013 expiration date for the Warrants was extended for one year. All Warrants now expire on December 31, 2014 unless, upon a 30 day prior notice from the Company to the Warrant Holders, they are redeemed earlier by the Company.

Management is hopeful that, when and if the Omagine Development Agreement is signed, that all or many of the 6,422,124 outstanding Warrants will thereafter become “in the money” and will be exercised. Management is hopeful that the Warrants will provide a future source of additional financing for the Company. Such an exercise of Warrants would provide the significant amount of capital necessary to fund (i) the OMAG Final Equity Investment into Omagine LLC, and should it be desirable at the time, (ii) a secured loan to Omagine LLC which would in turn trigger the first Financing Agreement Date. There can be no assurance given that the Company will be able to successfully utilize the Warrants to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The Warrants and Common Shares underlying the Warrants were registered in the Original Registration and in a registration statement covering the California Warrants filed by the Company on Form S-1 (Commission File No. 333-183852), declared effective by the SEC on April 25, 2013 (the “California Registration”). The effectiveness of the Original Registration expired on November 12, 2012. As of the date hereof the California Registration remains effective. The Company intends to file a post-effective amendment to the California Registration with the SEC covering the registration of all 6,422,124 issued and outstanding Warrants and the 6,422,124 Common Shares underlying such Warrants.

Standby Equity Distribution Agreement

On May 4, 2011, Omagine, Inc. and an investment fund, YA Global Master SPV Ltd. (“YA”), entered into a two year Stand-By Equity Distribution Agreement which was amended on June 21, 2011 (the “SEDA”). Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. From April 24, 2012 to May 17, 2012, the Company was in breach of one of the covenants it made in the SEDA but that breach was waived by YA and the breach was cured on May 17, 2012 (See: Exhibit 10.2 hereto).

The SEDA was originally scheduled to expire on September 1, 2013 but, as of July 26, 2013, it was amended by the parties without any further commitment fee to extend it for one year. The SEDA now expires on September 1, 2014.

Pursuant to the terms of the SEDA, Omagine, Inc. may in its sole discretion, and upon giving written notice to YA (an “Advance Notice”), periodically sell shares of its Common Stock to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price for a share of Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”). Omagine, Inc. is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated under the SEDA to purchase such Shares from Omagine, Inc. subject to certain conditions including (i) Omagine, Inc. filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine, Inc. in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such Trading Day.

The Registration Statement filed by the Company was declared effective by the SEC as of August 24, 2011 (Commission File No. 333-175168) and its effective status expired on May 25, 2012. The Company filed an amendment to that Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective.

The Company has over the past many years relied on the proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the SEDA to generate the necessary cash needed to sustain our ongoing operations. Management believes that it has been quite judicious and conservative in its use to date of the SEDA in this regard, but nonetheless our periodic sales of Common Stock to YA pursuant to the SEDA have been dilutive to all shareholders and YA’s resales of such shares of Common Stock in the public market has from time to time inflicted downward pressure on our stock price. The Company intends to continue to utilize the SEDA to fund its ongoing operations, as and if necessary. There can be no assurance given that the Company will be able to successfully utilize the SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The YA Loan Agreement

The Company and YA, the investment fund which is a party to the SEDA with the Company, entered into a loan agreement dated July 26, 2013 (the “YA Loan Agreement”). Pursuant to the YA Loan Agreement, Omagine, Inc. will borrow two hundred thousand dollars ($200,000) from YA (the “YA Loan”) for a term of one year at an annual interest rate of 10%. The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors, LLC thereby making the net proceeds from the YA Loan to the Company equal to $180,000. Such $180,000 of proceeds will only be received by the Company after a post-effective amendment updating the currently effective SEDA registration statement is declared effective by the SEC. The Company intends to file such post-effective amendment with the SEC as soon as practicable after the date hereof. The YA Loan Agreement also extends the expiration date of the SEDA to September 1, 2014. The foregoing summary of the terms of the YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Loan Agreement attached hereto as Exhibit 10.16.

Although it is not a condition of the YA Loan Agreement, the Company anticipates that, absent a DA signing, the YA Loan will be repaid from proceeds of sales of Common Stock made pursuant to the SEDA. Depending on future circumstances and events, and in particular on further delays in signing the DA, the same dilution and downward pressure on our stock price mentioned above could occur as a result of the use of the SEDA to service the YA Loan. It is management’s opinion however that if and after the DA is signed, such dilution and downward pressure on our stock price will be substantially alleviated with respect to sales of Common Shares made pursuant to the SEDA. Management’s original intent with respect to the SEDA was to use it only after the DA was signed. The continued delays by the Omani Government in signing the DA however have necessitated that we utilize the SEDA (and now the YA Loan) to finance our current operations.

Management believes that the various financing mechanisms the Company has employed to date have been judiciously utilized, but the longer the Government of Oman delays the DA signing, the longer the Company’s human and financial resources will be strained, and the greater will be the amount of shareholder dilution and downward pressure on our stock price from the utilization of these various financing mechanisms.

Capital Expenditures and Construction Financing

The Company did not incur any expense for capital expenditures during the first six months of 2013. Assuming Omagine LLC signs the DA with the Government as anticipated, we expect that in the periods subsequent to such DA signing (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of invested capital, bank financing and possibly a sale of up to an additional 5% of Omagine LLC’s equity (See: “Financial Advisor”).

Omagine LLC's requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

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

Based on this DCP Evaluation, the Company’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

In May 2013, the Company sold an aggregate of 33,889 restricted shares of its Common Stock to two accredited investors for aggregate proceeds of $35,000.

In May and June 2013 pursuant to the SEDA, the Company sold an aggregate of 103,521 shares of Common Stock to YA for aggregate proceeds of $145,000.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the six month period ended June 30, 2013.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to the “Company” in this Exhibit List means Omagine, Inc., a Delaware corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
4.2	Specimen of $5 Warrant Certificate (13)
4.3	Specimen of $10 Warrant Certificate (13)
10.1	The CCIC and CCC Agreement (3)
10.2	Waiver Letter dated May 22, 2012 signed by the Company and YA (4)
10.3	The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4	The Shareholder Agreement dated as of April 20, 2011 (11)
10.5	The Hamdan Amendment Agreement (15)
10.6	Lease agreement expiring February 28, 2013 between the Company and the Empire State Building LLC (9)
10.7	Employment Agreement between the Company and Frank Drohan dated September 1, 2001 (7)
10.8	Employment Agreement between the Company and Charles Kuczynski dated September 1, 2001(7)
10.9	Amendment Agreement to the May 4, 2011 SEDA dated June 21, 2011 (12)
10.10	Lease modification agreement between Omagine, Inc. and the Empire State Building (14)
10.11	Convertible Promissory Note payable to Frank J. Drohan (17)
10.12	Convertible Promissory Note payable to Charles P. Kuczynski (17)
10.13	Convertible Promissory Note No. 1 payable to Louis Lombardo (17)
10.14	Convertible Promissory Note No. 2 payable to Louis Lombardo (17)
10.15	Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC (18)
10.16	The YA Loan Agreement (Note Purchase Agreement)*
21	Subsidiaries of the Registrant (17)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine Inc. 401(k) Adoption Agreement (6)
99.2	The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3	The Acceptance Letter dated May 31, 2008 (5)
99.4	Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5	The Minister’s Letter dated May 9, 2012 (16)
99.6	The formal approval order from the California Department of Corporations (19)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on September 12, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-175168) and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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
(19)	Previously filed with the SEC on May 9, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference thereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: August 5, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 5, 2013	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer