Form 10-Q
period 2013-09-30
Omagine, Inc.
filed 2013-11-19
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2013

Commission File Number: 0-17264

Omagine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2876380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, 48th Floor, New York, NY 10118
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
[ ] Yes [X] No

As of November 7, 2013, the registrant had outstanding 14,938,296 shares of common stock, par value $.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS
OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$113,914	$62,127
Prepaid expenses and other current assets	89,883	164,139
Total Current Assets	203,797	226,266

PROPERTY AND EQUIPMENT:
Office and computer equipment	141,963	141,963
Less accumulated depreciation and amortization	(136,439)	(133,775)
	5,524	8,188

Other assets	29,982	12,161

TOTAL ASSETS	$239,303	$246,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$341,003	$320,435
Note payable and accrued interest - YA Global Master SPV, Ltd
(less unamortized discount of $18,333 and $0, respectively)	183,334	-
Accounts payable	199,758	144,763
Accrued officers payroll	651,362	521,362
Accrued expenses and other current liabilities	111,827	107,528
Total Current Liabilities	1,487,284	1,094,088
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,487,284	1,094,088

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
14,927,925 shares in 2013 and 14,369,041 in 2012	14,928	14,369
Committed to be issued:
107,500 shares in 2012		107
Capital in excess of par value	25,605,148	23,996,481
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(17,656,327)	(15,666,705)
Total Omagine, Inc. stockholders' deficit	(1,237,395)	(856,892)
Noncontrolling interests in Omagine LLC	(10,586)	9,419

Total Stockholders' Deficit	(1,247,981)	(847,473)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$239,303	$246,615

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

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $216,081, $266,302, $724,493, $875,156,
and $2,800,852, respectively)	292,331	342,552	953,243	1,105,406	4,691,269
Professional fees	885	8,615	75,698	22,977	1,434,940
Consulting fees (including stock-based compensation
of $158,567, $173,967, $580,194, $525,151, and
$1,324,349, respectively)	177,912	192,509	607,611	553,413	2,894,438
Commitment fees	-	-	-	-	300,000
Travel	15,896	46,938	77,254	118,413	1,071,938
Occupancy	39,279	30,058	107,491	88,733	971,931
Other selling general and administrative	52,081	81,578	160,855	234,994	1,562,659
Total Costs and Expenses	578,384	702,250	1,982,152	2,123,936	12,927,175

OPERATING LOSS	(578,384)	(702,250)	(1,982,152)	(2,123,936)	(12,927,175)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	-	-	1,004,666
Impairment of goodwill	-	-	-	-	(5,079,919)
Interest expense	(9,350)	(7,867)	(23,308)	(30,678)	(267,017)
Amortization of Debt discount	(4,167)	-	(4,167)	-	(98,077)
Interest income	-	-	-	-	8,805
Other (Expense) - Net	(13,517)	(7,867)	(27,475)	(30,678)	(4,431,542)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT	(591,901)	(710,117)	(2,009,627)	(2,154,614)	(17,358,717)

Add net loss attributable to noncontrolling interests in Omagine LLC	348	3,623	20,005	24,262	76,158

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(591,553)	(706,494)	(1,989,622)	(2,130,352)	(17,282,559)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(591,553)	(706,494)	(1,989,622)	(2,130,352)	(17,628,549)

Net preferred stock dividends	-	-	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(591,553)	$(706,494)	$(1,989,622)	$(2,130,352)	$(17,656,327)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.14)	$(0.15)	$(1.83)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT					$(1.79)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL					$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	14,830,526	14,369,041	14,676,735	14,094,677	9,648,266

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
			Common Stock					Prior to	During the
	Preferred Stock		Issued and Outstanding		Committed to be issued			Development	Development
	$0.001 Par		$0.001 Par		$0.001 Par		Capital in Excess of	Stage Commencing	Stage Commencing	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Par Value	October 11, 2005	October 11, 2005	Interests in Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of common stock under Standby Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of common stock under Standby Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of common stock under Standby Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of common stock under Standby Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock option expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	$-	14,369,041	$14,369	107,500	$107	$23,996,481	$(9,201,144)	$(15,666,705)	$9,419	$(847,473)

Issuance of common stock committed to stockholder
relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

Issuance of common stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	1,070,199	-	-	-	1,070,199

Stock committed to be issued for contribution to the
401(k) Plan	-	-	-	-	55,253	55	76,195	-	-	-	76,250

Issuance of common stock committed for 401(k) Plan contribution			55,253	55	(55,253)	(55)

Stock options exercised by Director's Estate			4,000	4			2,716				2,720

Issuance of common stock for cash			71,162	71			74,929				75,000

Stock grant to consultant for services renderred			5,000	5			5,325				5,330

Stock grants to stockholder relation agents for fees			80,000	80			74,540				74,620

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)			135,969	137			179,863				180,000

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(20,005)	(20,005)

Net loss	-	-	-	-	-	-	-	-	(1,989,622)	-	(1,989,622)

Balances at September 30, 2013 (Unaudited)	-	$-	14,927,925	$14,928	-	$-	$25,605,148	$(9,201,144)	$(17,656,327)	$(10,586)	$(1,247,981)

See accompanying notes to consolidated financial statements

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Nine Months Ended September 30,		September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,989,622)	$(2,130,352)	$(17,282,559)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(20,005)	(24,262)	(76,158)
Depreciation and amortization	4,331	2,574	165,446
Impairment of Goodwill	-	-	5,079,919
Stock-based compensation related to stock options	1,070,199	1,320,807	3,283,748
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $152,907
arising from grants made in 2012 and 2013 to service providers	152,907	15,000	378,484
Stock-based compensation related to issuance of Common Stock for
401(k) Plan contribution	76,250	76,250	422,500
Issuance of Common Stock for Consulting fees	5,330	3,250	23,581
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	-	450,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(21,852)	7,032	(184,393)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on notes payable	22,235	(4,694)	206,445
Accounts payable	54,995	(240,198)	228,199
Accrued officers' payroll	130,000	119,250	1,243,635
Accrued expenses and other current liabilities	4,299	5,697	61,955
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(510,933)	(849,646)	(5,947,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,175)	(41,566)
Net cash flows used by investing activities	-	(6,175)	(41,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	5,960	(24,923)
Repayment of convertible notes payable	-	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds of issuance of note payable to YA Global Master SPV, Ltd.	180,000	-	180,000
Proceeds from sale of common stock	382,720	90,000	3,253,820
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	731,639	731,639
Net cash flows provided by financing activities	562,720	827,599	6,100,658

NET INCREASE (DECREASE) IN CASH	51,787	(28,222)	111,282

CASH BEGINNING OF PERIOD	62,127	235,381	2,632

CASH END OF PERIOD	$113,914	$207,159	$113,914

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,075	$1,263	$5,395

Interest paid	$-	$8,247	$25,679

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from rights offering concluded March 30, 2012	$-	$1,267,540	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	-	(276,643)	(328,139)
Accounts payable	-	(9,000)	(9,000)
Accrued officers' payroll	-	(227,434)	(175,938)
Due officers and directors	-	(22,824)	(22,824)
Total	-	(535,901)	(535,901)
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$-	$731,639	$731,639

Issuance of Common Stock to stockholder relations agent for fees	$-	$-	$178,077

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

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board (“FASB”) for DSE financial statements. The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock (“Common Stock”) via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented herein in DSE format from October 11, 2005, the date of the acquisition of JOL and inception of the DSE period, to September 30, 2013.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. All inter-company transactions have been eliminated in consolidation.

Financial Instruments - Financial instruments include cash, convertible notes payable, notes payable and accrued interest, accounts payable, accrued officers payroll, amounts due officers and directors, and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2013 and December 31, 2012, cash includes approximately $10,000 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Aggregate stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $1,304,687 and $1,320,807, respectively. See Notes 6 and 7.

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation. For the nine months ended September 30, 2013 and 2012 respectively, the shares of Common Stock underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Shares Issuable
	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Convertible Notes	136,402	151,955
Stock Options	2,285,000	2,281,000
Warrants	6,422,124	6,363,674
Total Shares of Common Stock Issuable	8,843,526	8,796,629

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however early adoption is permitted as is a retrospective application. The Company is currently evaluating the impact, if any, that this new standard will have on its consolidated financial statements.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At September 30, 2013, the Company had negative working capital of $1,283,487. Further, the Company incurred net losses of $1,989,622 for the nine months ended September 30, 2013 and $2,789,976 for the year ended December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Fair value of common stock committed to be issued to
investor relations consultant on December 14, 2012
(issued January 16, 2013) for year 2013 investor
relations services (See Note 6)	$5,689	$151,700

Cash advance and fair value of $45,100 of common stock
committed on September 20, 2013 to be issued to
investor relations consultant on September 20, 2013
for the period covering September 20, 2013 to
March 19, 2014. The cash advance of $7,500 will cover
the first month and the fair value of the 50,000 restricted		-
shares of Common Stock will cover the balance of the
cost, net of $2,661 amortization of that cost through
September 30, 2013 (a)	49,939	-

Fair value of $29,520 of 30,000 restricted shares of Common
Stock committed to be issued to investor relations
consultant on September 5, 2013 for the period covering
September 5, 2013 to March 4, 2014, net of $4,235
amortization of that cost through September 30, 2013 (a)	25,285	-

Prepaid Rent Muscat, Oman Office October 1 to December
31, 2013	8,970	-

Travel advances	-	12,439
	$89,883	$164,139

(a) Fair value based on trading price of Company Common
Stock on the date of the committed, net of a restricted
stock discount of 18%.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest consist of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	$150,000	$150,000
Accrued Interest	44,945	33,726

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	34,305	28,695

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	11,753	8,014
	$341,003	$320,435

NOTE 5    –  NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV LTD.

Note payable and accrued interest – YA Global Master SPV Ltd. at September 30, 2013 (Unaudited) consist of:

Due to YA Global Master SPV Ltd., interest at 10% per annum, due in 11 monthly installments of principal ($12,500 from
November 2013 to January 2014, $17,500 from February 2014
to April 2014, $20,000 from May 2014 to August 2014, and
$30,000 in September 2014)	$200,000

Less: Unamortized debt discount at September 30, 2013	(18,333)
Principal, net	181,667
Accrued interest	1,667
Total	$183,334

On July 26, 2013, the Company and YA Global Master SPV Ltd. (“YA”), the investment fund which is a party to the SEDA with the Company, entered into a loan agreement (the “YA Loan Agreement “) whereby the Company borrowed $200,000 from YA for 12 months at an annual interest rate of 10%. The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors, LLC thereby making the net loan proceeds to the Company equal to $180,000. Receipt by the Company of such $180,000 of funding was contingent upon the Company filing a post-effective amendment updating the SEDA registration statement and having such registration statement declared effective by the SEC. The Company filed such post-effective amendment with the SEC on August 8, 2013 and the SEC declared it effective on August 15, 2013. Accordingly, the Company received the net proceeds of the loan on September 3, 2013. Schedule III of the YA Loan Agreement (Repayment Schedule) was amended by YA and the Company on September 3, 2013 to establish November 3, 2013 as the first of eleven installment dates for the YA Loan. As part of the YA Loan Agreement, Omagine and YA also agreed to extend the expiration date of the SEDA for one year without any further commitment fee. The SEDA now expires on September 1, 2014.

NOTE 6 – COMMON STOCK

In January 2012 pursuant to a Stand-By Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA”), the Company sold 25,063 shares of Common Stock to YA for proceeds of $40,000 (See Note 9 under “Equity Financing Agreement”).

In January 2012, the Company paid a consultant for services rendered by issuing such consultant 1,994 restricted shares of Common Stock valued at $3,250.

In January 2012, the Company paid its investor relations vendor for services rendered by issuing such vendor 15,000 restricted shares of Common Stock valued at $15,000.

In February 2012 pursuant to the SEDA, the Company sold 17,705 shares of Common Stock to YA for proceeds of $25,000 (See Note 9 under “Equity Financing Agreement”).

In March 2012 pursuant to the SEDA, the Company sold 25,712 shares of Common Stock to YA for proceeds of $25,000 (See Note 9 under “Equity Financing Agreement”).

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

On January 16, 2013, the Company paid its investor relations vendor for previously rendered and future services by issuing such vendor 107,500 restricted shares of Common Stock (the “IR Shares”) valued at $163,078 (the “IR Payment”). The Company committed to issue the IR Shares on December 14, 2012 and the valuation of the IR Shares is based on the $1.85 closing bid price of the Common Stock on such commitment date less an 18% restricted stock discount calculated using the Finnerty Method. At December 31, 2012, $11,377 of the IR Payment was expensed and $151,700 was included in prepaid expenses.  $146,011 of the prepaid expenses were expensed during the first nine months of 2013. (See Note 3).

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

In May and June 2013 pursuant to the SEDA, the Company sold an aggregate of 103,521 shares of Common Stock to YA for proceeds of $145,000 (See Note 9 under “Equity Finance Agreement”).

In July 2013, the Company sold an aggregate of 37,273 restricted shares of its Common Stock to two accredited investors for aggregate proceeds of $40,000.

In July 2013, pursuant to the SEDA, the Company sold 22,762 shares of Common Stock to YA for proceeds of $25,000 (See Note 9 under “Equity Financing Agreement”).

In September 2013, the Company paid two investor relations vendors for services to be rendered by issuing such vendors the aggregate of 80,000 restricted shares of Common Stock valued at $74,620 ($45,100 and $29,520 – See Note 3).

In September 2013, pursuant to the SEDA, the Company sold 9,686 shares of Common Stock to YA for proceeds of $10,000 (See Note 9 under “Equity Financing Agreement”).

In September 2013, the Company paid a consultant for services rendered by issuing such consultant 5,000 restricted shares of Common Stock valued at $5,330.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

The adoption of the Omagine, Inc. 2003 Stock Option Plan (the “Plan”) had been ratified by the Company’s shareholders who also authorized the Board of Directors to reserve 2,500,000 shares of the Company’s authorized but unissued Common Stock for issuance under the Plan. The Company has registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the Plan by filing a registration statement with the SEC on Form S-8. The Plan expired August 31, 2013 and all outstanding options remain valid until they naturally expire, unless exercised sooner. The Plan was designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	344,000	$2.01	5.67	$13,860
Granted in Q1 2012	1,994,000	$1.70	0.75	-
Forfeited / Expired in Q1 2012	(50,000)	$1.70	-	-
Granted in Q2 2012	23,000	$1.70	0.92	-
Outstanding September 30, 2012	2,311,000	$1.75	1.25	$63,160
Exercisable September 30, 2012	2,281,000	$1.74	1.50	$63,160

Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q2 2013	(4,000)	$0.68	-	-
Forfeited / Expired in Q2 2013	(6,000)	$4.50	-	-
Forfeited / Expired in Q3 2013	(6,000)	$2.60	-	-
Outstanding at September 30, 2013	2,285,000	$1.72	0.83	$580
Exercisable at September 30, 2013	2,285,000	$1.72	0.83	$580

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

A summary of the status of the Company’s non-vested shares as of September 30, 2013 and 2012, and changes during the nine month periods then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at December 31, 2011	60,000	$2.60	6.83
Granted in Q1 2012	1,994,000	$1.70	1.00
Forfeited in Q1 2012	(50,000)	$1.70	0.92
Vested in Q1 2012	(972,000)	$1.70	1.00
Granted in Q2 2012	23,000	$1.70	0.92
Vested in Q2 2012	(37,500)	$1.70	0.75
Vested in Q3 2012	(987,500)	$1.73	0.42
Nonvested shares at September 30, 2012	30,000	$2.60	6.08

Nonvested shares at December 31, 2012	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Vested in Q1 2013	(2,000)	$1.38	4.83
Vested in Q3 2013	(30,000)	$2.60	2.83
Nonvested shares at September 30, 2013	-	-	-

Stock Options Outstanding as of September 30, 2013 (all non-qualified) consist of:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2013
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14,2018
Totals	2,285,000	2,285,000

The following table summarizes information about stock options outstanding at September 30, 2013:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	6,000	$0.74	2.33	6,000	$0.74
$1.01 - $2.00	2,129,000	1.67	0.50	2,129,000	1.67
$2.00 - $3.00	150,000	2.60	5.08	150,000	2.60
Totals	2,285,000	$1.72	0.83	2,285,000	$1.72

As of September 30, 2013, there was $358,893 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $356,733 in 2013, $540 in each of 2014, 2015, 2016 and 2017.

Warrants

The Company has distributed 6,422,124 Common Stock purchase warrants (“Warrants“) to its common stockholders of record as of February 24, 2012 (the “Record Shareholders”). On April 26, 2013, the Company received the formal approval order from the California Department of Corporations qualifying the Warrants in California. In May 2013, 58,450 of such 6,422,124 Warrants were distributed to Record Shareholders who are residents of California. The registration statement registering 6,363,674 Warrants and Common Stock underlying such Warrants was declared effective by the SEC on February 13, 2012 but such effectiveness expired on November 12, 2012. The registration statement registering 58,450 Warrants and Common Stock underlying such Warrants (the “California Registration “) was declared effective by the SEC on April 25, 2013 and remains effective as of the date hereof. The Company filed a post-effective amendment to the California Registration with the SEC covering the registration of all 6,422,124 issued and outstanding Warrants and the 6,422,124 Common Shares underlying such Warrants and was declared effective by the SEC on August 13, 2013.

Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,211,062 Warrants is $5.00 per share and the exercise price of the other 3,211,062 Warrants is $10.00 per share. Pursuant to a resolution of the Board of Directors dated July 16, 2013, the original December 31, 2013 expiration date for the Warrants was extended for one year. All Warrants expire on December 31, 2014  unless redeemed earlier by the Company upon 30 days prior written notice to the Warrant holders. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 8 - INCOME TAXES

Deferred tax assets are comprised of the following:

	September 30,	December 31,
	2013	2012

Federal net operating loss carry forwards	$5,023,000	$4,739,000
State and city net operating loss carry forwards,
net of federal tax benefit	1,435,000	1,354,000
	6,458,000	6,093,000
Less: Valuation allowance	(6,458,000)	(6,093,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at September 30, 2013.

At September 30, 2013, the Company had federal net operating loss carry forwards of approximately $14,354,000, expiring in various amounts from fiscal year 2017 to fiscal year 2032.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 9 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a lease which was extended in March 2013 and now expires on December 31, 2015. Omagine LLC leases office space in Muscat, Oman under a lease expiring December 31, 2013. Rent expense for the nine months ended September 30, 2013 and 2012 was $107,491 and $88,733, respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above the base period and for allocation of electricity usage. It also required the Company to increase the security deposit under the lease from $12,154 to $29,300.

At September 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

2013	$25,720
2014	102,878
2015	102,878
Total	$231,476

Employment Agreements

Pursuant to an employment agreement dated September 1, 2001 which expired on December 31, 2010, Omagine was obligated to pay its President and Chief Executive Officer an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At September 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $366,904 and $273,154 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to this Company officer and $247,492 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share.

Omagine had been obligated to employ its Vice-President and Secretary under a previous employment agreement with this individual. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $100,000 due to its Vice President and Secretary. At September 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $138,575 and $145,658, respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to this Company officer and $51,497 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share.

Omagine is not obligated under an employment agreement with its Controller and Principal Accounting Officer. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company partially paid and partially accrued officer’s compensation on the basis of an annual salary of $80,000 due to its Controller and Principal Accounting Officer. At September 30, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to this Company officer was $145,883 and $102,550, respectively. During the year ended December 31, 2012, $31,250 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized by this individual for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s Common Stock at $1.25 per share.

Equity Financing Agreement

On May 4, 2011, Omagine and an investment fund, YA Global Master SPV Ltd. (“YA”), entered into a two year Stand-By Equity Distribution Agreement which was amended on June 21, 2011 (the “SEDA”). Pursuant to the SEDA, Omagine issued 244,216 restricted shares of its Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. The SEDA was originally scheduled to expire on September 1, 2013 but, as of July 26, 2013, it was amended by the parties without any further commitment fee to extend it for one year. The SEDA now expires on September 1, 2014. Pursuant to the terms of the SEDA, Omagine may, in its sole discretion and upon giving written notice to YA (an “Advance Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately following such Advance Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such trading day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective. Omagine filed an amendment to the Registration Statement with the SEC on August 5, 2013 to reflect the one year extension of the SEDA and on August 15, 2013 the SEC declared such Registration Statement effective.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, accounts payable and accrued expenses and other current liabilities includes $3,301 and $2,000 respectively due to officers and directors of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On October 22, 2013 pursuant to the SEDA, the Company sold an aggregate of 10,371 shares of Common Stock to YA for proceeds of $10,000 (See Note 9 under “Equity Financing Agreement”).

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

The present Minister of Tourism, His Excellency Ahmad bin Nasser Al Mahrizi, who has been in that office for the past year and one-half since March 1, 2012, remains supportive of the Omagine Project and engaged in the DA signing process (See: “Recent Events” below). The business environment in Oman is now more clear and settled following the worldwide financial and banking crisis, the 2011 Arab Spring activities in the MENA Region which had little direct disruption in politically stable Oman (but saw the almost complete replacement of His Majesty’s government during 2011 and 2012), the Eurozone sovereign debt crises (with its attendant knock-on effects on financial and other markets in the MENA Region and beyond), the passing  in February 2011 of Her Excellency Rajha Ali, Oman’s first Minister of Tourism (with whom the Company had conducted the majority of its DA negotiations, and with whom it had concluded an approved Development Agreement just prior to her untimely demise) as well as the public controversy in Oman surrounding two multi-billion dollar failed tourism projects, Blue City and an OMRAN/MOT project backed by Sami-Dubai (both of which failed during the worldwide financial and banking crisis in full public view).

Looking back on these events, it is definitively not an overstatement to say that their occurrence - and the long and painful public witnessing of them by MOT and others - literally froze the decision making capacity of many Omani Government agencies, including the MOT – as it did in other MENA Region countries as well. Fear of being blamed for failure flourished rapidly throughout the already creaky Government bureaucracy and avoiding responsibility for any decision (by continually delaying or not making them) was raised to a high art. These effects have only recently begun to dissipate.

As the worldwide financial crisis has eased, land and real estate prices have recovered and project financing is much more readily available both in Oman and the greater MENA Region. The Omani economy has improved and, as the path of local development migrated towards the airport/ Seeb area as we expected, the location and value of the Omagine Site has only become more exceptional. The Omagine Project concept is admired by important Ministers and Government officials and Omagine LLC has superb world-class shareholder partners, consultants and financial advisers.

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

On April 23, 2013, the Company’s president - Frank Drohan - telephoned the Minister of Tourism, His Excellency Ahmed Al-Mahrizi to determine the status of the Omagine Project and of the DA. During that conversation, the Minister again confirmed to Mr. Drohan that MOT was delighted with the Omagine Project and that “we would be going forward very soon”. He also acknowledged the many delays in the DA signing but said that he had wanted to make certain that the proper planning for the surrounding government provided infrastructure (roads, utilities, etc.) was being undertaken by the Municipality of Muscat and other concerned Government Ministries before he “gave us the green light”. When pressed, the Minister said that “we will be signing the DA shortly after your return to Oman in May”.

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

In May the Minister of Tourism wrote a letter to the Supreme Council for Planning regarding the infrastructure and utilities for the Omagine project (and several other projects) and requesting the SC to approve and provide the budget for such infrastructure and utilities.

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

Recent Events

On September 5, 2013 Omagine LLC’s lawyer, Mr. Sean Angle, communicated with His Excellency Mahrizi who was on holiday and planned to return to Muscat on September 15, 2013.

On October 9, 2013, Mr. Drohan telephoned H.E. Mahrizi who was unavailable at the time and thereafter sent an SMS message to His Excellency seeking an update regarding the signing date for the DA in light of the pressure from shareholders and from the Office of Royal Court Affairs.  Mr. Drohan instructed Omagine LLC’s attorney, Mr. Sean Angle, to telephone the Minister and follow up.

On October 10, 2013, Mr. Angle spoke at length with H.E. Al-Mahrizi, the Minister of Tourism, via telephone, the content of which telephone call was memorialized in a current report on Form 8-K filed with the SEC on October 10, 2013.

That report included in its entirety Mr. Angle’s email to Mr. Drohan containing a detailed summary of Mr. Angle’s telephone conversation that day with the Minister. In summary the Minister stated that a few remaining issues required further discussion and he proposed that the next steps to be sorted out as soon as possible, after which they could establish a date for the signing of the DA. The Minister went on to inform Mr. Angle that His Majesty Sultan Qaboos had approved the Omagine Project and that once these last points were completed, he, the Minister of Tourism, would be  “very proud indeed to sign the Omagine DA and see the Omagine Project move forward”.

According to the Minister, the MOT had been working assiduously behind the scenes to resolve a number of outstanding issues requiring MOT liaison with other government ministries and departments. Significantly, Mr. Angle learned that all outstanding issues with respect to the roads, utilities and other government provided facilities for the Omagine Project were now all resolved and approved by the relevant Government Ministries of Oman. Mr. Angle further noted that the Minister repeated that progress at the MOT was proceeding well on the Omagine Project.

H.E. Al-Mahrizi was apologetic for the delays and said he wished to move ahead quickly and have all matters sorted out quickly so that the DA signing could occur as soon as possible.  Following the EID holiday ending October 20, 2013 it was the Minister’s intention to have MOT send a letter to Omagine LLC listing the final outstanding issues as described above and seeking responses for such questions. On October 24, 2013 Omagine LLC received MOT’s promised letter (the “Final MOT DA Letter”).

On October 18, 2013, the Company’s president, Frank J. Drohan, sent a letter to His Excellency Al-Mahrizi confirming the foregoing details of his discussion with Mr. Sean Angle, Omagine LLC’s attorney. Mr. Drohan expressed Omagine LLC’s pleasure to learn that the roads and facilities utilities for the Omagine Project have been approved by the various other required ministries of the Oman government and that Omagine LLC would respond very rapidly to the Final MOT DA Letter. Mr. Drohan also indicated to H.E. Al-Mahrizi that since the DA has already been previously approved by both the Oman Ministries of Finance and Legal Affairs that any further approval of the new wording to the DA, if required by both ministries, could be promptly accomplished.

The Final MOT DA Letter included as anticipated, the two points discussed between H.E Al-Mahrizi and Sean Angle, the beach access and construction schedule, and also included the MOT’s request for confirmation and updating of certain other project execution procedures, in addition to various other documents previously supplied to the MOT which Omagine LLC plans to update and deliver to MOT.

The matters in the Final MOT DA Letter appear to constitute both clerical and legal processes that could slightly alter the wording in the DA previously approved by the Oman government but that, from management’s perspective, should be able to be rapidly resolved between the parties.

Management and its attorneys are presently preparing a detailed response to the Final MOT DA Letter and will meet with MOT and deliver it and the associated attachments toward the end of November 2013. Management welcomed the prompt receipt of the Final MOT DA Letter as promised by the Minister and continues to believe that the decision-making process within the MOT has now taken on a new sense of urgency.

On November 11, 2013, at Mr. Drohan’s direction, Mr. Angle, Omagine LLC’s attorney, met with His Excellency Al-Mahrizi, to review all matters surrounding the signing date for the Omagine DA and to establish the agenda for a subsequent meeting among the Minister of Tourism, Mr. Drohan, Mr. Sam Hamdan and representatives from RCA and CCC intended to be scheduled following Omagine LLC’s delivery of its reply to the Final MOT DA Letter in late November.

Mr. Angle met with the Minister and MOT’s Director General of Planning and an assistant. Immediately thereafter Mr. Angle held a private meeting solely with H.E. Mahrizi.

The MOT staff members communicated their desire to assure that the conceptual masterplan for the Omagine Project as delivered by Omagine LLC was consistent with the Development Control Plan Framework (“DCPF”) as developed by the MOT and other Ministries in 2010. Mr. Angle assured them that it was and that such conceptual masterplan as detailed in the Omagine DA has been previously approved by MOT (and has been in MOT’s possession for several years) and management believes that such conceptual masterplan actually exceeds the current development standards required pursuant to the DCPF. It was agreed that a joint meeting of MOT and Omagine LLC staff would take place immediately following receipt by MOT of the information and updated documents MOT requested in Final MOT DA Letter. The Minister opined that he thought it was possible for the DA to be signed by the end of 2013, although he did say he would be out of the country from December 15, 2013 through January 6, 2014. The MOT staff agreed to speed up the MOT response times and to make themselves available as required for any clarifications of the Final MOT DA Letter and the deliverables to it, Finally, and we believe significantly, the Minister expressed his desire and availability until mid-December to attend any meetings personally.

At his private meeting with the Minister afterwards Mr. Angle requested and received confirmations from H.E. Al-Mahrizi on several key subjects. Firstly and importantly, Mr. Angle requested confirmation and the Minister confirmed that the Final MOT DA Letter was indeed the last letter MOT planned for the Omagine Project prior to signing the Omagine DA. The Minister also confirmed that once the issues in the Final MOT DA Letter were addressed and resolved there would be no requirement for any additional back and forth between the MOT and Omagine LLC.

Further, the Minister confirmed that the Ministry of Finance and the Ministry of Legal Affairs, plus all of the other required relevant ministries had all confirmed the “go ahead” on the Omagine Development Agreement subject only to the remaining issues in the Final MOT DA Letter being resolved and agreed. Mr. Angle’s follow up question on whether MOF and MOLA were happy with the DA and the Omagine Project moving forward were again positively confirmed in the affirmative by the Minister.  The Minister also confirmed that there exist no outstanding issues with respect to the infrastructure or the facilities/utilities for the Omagine Project.

Privately Mr. Angle expressed his gratitude to H.E. Al-Mahrizi for taking personal control over the Omagine Project and to jointly cooperate to eliminate any unnecessary delays moving the project to a successful conclusion. Mr. Angle and the Minister agreed to regularly talk together to ensure progress and prevent further delays. To this point, the Minister emphasized that the big delays were predicated upon he and the MOT obtaining all of the necessary internal government approvals for the Omagine Project, all of which are now obtained and completed. The Minister emphasized a third time to Mr. Angle that he had asked for and received clear definitive positive approvals from both MOF and MOLA for the Omagine Project to proceed. Mr. Angle and His Excellency Mahrizi agreed that once Omagine LLC prepared all of the relevant information and documents in response to the MOT letter, both would arrange a meeting with all parties present to sort out and agree to all final issues. This meeting is expected to occur in late November or early December.

Given our past experience, management previously believed and reported that it would not be surprised to encounter some “small points” yet to be discussed (notwithstanding MOT’s avowal to the contrary). The Government desires free and unrestricted access for the public to the beach and from the sea at the Omagine waterfront, and the Government is desirous of a construction schedule for the Omagine Project that contemplates the tourism components being started and constructed in the initial phases of the project. The Company has no problems with either of these issues. Management now believes that these small points to be discussed and adjudicated represent the final concerns from the current minister and MOT staff prior to its execution of the DA.

Based therefore on the continued assurances from the Government of Oman as reflected by His Excellency, the Minister of Tourism’s words previously quoted in the conversations and meetings with Mr. Drohan, Mr. Angle, RCA staff and other Omagine LLC shareholders and staff members, management continues to be of the opinion that the DA will be signed before the end of 2013 – or possibly in early 2014. From the words of the Minister – who represents His Majesty’s Government - it would be near-impossible to draw any conclusion other than that the Government of Oman is serious about signing the DA with Omagine LLC as soon as possible.

While the workings of Government are often shrouded in secret, management is of the opinion that its patient and relentless lobbying of the Royal Court has had the desired effect. The date for the DA signing has not yet been confirmed and we therefore cannot yet definitively say when the Development Agreement for the Omagine Project will be signed.

The matter of transforming the corporate structure of Omagine LLC from a limited liability company into a joint-stock company (the “Transformation”) prior to signing the DA was not raised during the meeting with the Minister, but appears to have been resolved. Management has been separately advised by MOF that the Transformation before the DA signing is not required by any law or regulation. Although it has not been (and probably will not be) confirmed to us, management believes that the Transformation is now a settled issue and will be done as originally planned and agreed subsequent to the DA signing.

Past experience indicates that great caution should be exercised in making any assumptions until the DA is actually signed. Management has no reason to believe any other issues presently exist other than those described in the Final MOT DA Letter and is confident that we are nearing a successful conclusion of the long delayed DA signing process. Notwithstanding the foregoing best estimate by management, it is always possible that there is some  other matter – unknown at this time and undisclosed in the Final MOT DA Letter - that may cause further delays. We strongly caution investors that we cannot give any assurance whatsoever that the DA will be signed by MOT and Omagine LLC until it is actually signed by them.

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
The value of the PIK investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the DA. As of the date hereof 15,000 Omani Rials ($39,000) of the OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC.

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

As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment made into and cash advances made to Omagine LLC by each such shareholder is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advances (Omani Rials)
Omagine, Inc.	60%	90,000	$234,000	15,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

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

Omagine, Inc. as of the date hereof has advanced 15,000 Omani Rials ($39,000) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 vs.
THREE MONTHS ENDED SEPTEMBER 30, 2012

The Company did not generate any revenue or incur any cost of sales for the three month periods ended September 30, 2013 and 2012 respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $578,384 during the three month period ended September 30, 2013 compared to $702,250 during the three month period ended September 30, 2012. This $123,866 (17.6%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: officers and directors compensation, including stock based compensation ($50,221), professional fees ($7,730), consulting fees ($14,597), travel ($31,042) and other SG&A Expenses ($29,497); offset by increase in occupancy costs ($9,221).

The Company sustained a net loss of $591,553 for the three month period ended September 30, 2013 compared to a net loss of $706,494 for the three month period ended September 30, 2012. This $114,941 (16.3%) decrease in the Company's net loss during the first nine months of 2013 compared to its net loss during the first nine months of 2012 was principally attributable to the $123,866 decrease in SG&A Expenses mentioned above, less a $1,483 increase in interest expense, $4,167 increase in amortization of debt discount and a $3,275 decrease in net loss attributable to minority shareholders of Omagine LLC.

NINE MONTHS ENDED SEPTEMBER 30, 2013 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2012

The Company had no revenue during the nine month periods ended September 30, 2013 or 2012.

SG&A Expenses were $1,982,152 during the nine month period ended September 30, 2013 compared to $2,123,936 during the nine month period ended September 30, 2012. This $141,784 (6.7%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: officers and directors compensation, including stock based compensation ($152,163), travel ($41,159), other selling general and administrative expenses ($74,139) offset by the following increases: professional fees ($52,721), consulting fees ($54,198) and occupancy costs ($18,758).

The Company sustained a net loss of $1,989,622 for the nine month period ended September 30, 2013 compared to a net loss of $2,130,352 for the nine month period ended September 30, 2012. This $140,730 (6.6%) decrease in the Company’s loss during the first nine months of 2013 compared to its net loss during the first nine months of 2012 was primarily attributable to the $141,784 decrease in SG&A Expenses referred to above, a $7,370 decrease in interest expense, $4,167 increase in amortization of debt discount and a $4,257 decrease in net loss attributable to minority shareholders of Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $1,989,622 and $2,130,352 respectively in the nine month periods ended September 30, 2013 and 2012. During the nine month period ended September 30, 2013, the Company had net positive cash flow of $51,787 resulting from the positive cash flow of $562,720 from its financing activities being offset by the negative cash flow of $510,933 from its operating activities. Financing activities during the nine month period ended September 30, 2013 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $382,720 and the issuance of a note payable for $180,000.

The Company had no capital expenditures during the first nine months of 2013. Assuming Omagine LLC and the Government of Oman sign the Development Agreement for the Omagine Project in 2013 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2013 and beyond.

At September 30, 2013, the Company had $203,797 in current assets, consisting of $113,914 of cash and $89,883 of prepaid expenses. The Company's current liabilities at September 30, 2013 totaled $1,487,284 consisting of $341,003 of convertible notes payable and accrued interest, $183,334 of notes payable and accrued interest, $311,585 of accounts payable and accrued expenses and $651,362 in accrued officers’ payroll. At September 30, 2013, the Company had a working capital deficit of $1,283,487 compared to a working capital deficit of $867,822 at December 31, 2012. Fifty-seven percent (57%) of the $1,487,284 of current liabilities at September 30, 2013 ($849,608) is due and owing to officers and/or directors.

The $415,665 increase in the Company's working capital deficit at September 30, 2013 compared to December 31, 2012 is attributable to (i) a $74,256 reduction in prepaid items offset by a $51,787 increase in cash, and (ii) a $393,196 increase in current liabilities. The Company’s liabilities at September 30, 2013 increased compared to December 31, 2012 due to increases in accounts payable and accrued expenses of $59,294, accrued officers’ payroll of $130,000, accrued interest on convertible notes payable of $20,568 and notes payable and accrued interest of $183,334.

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

Expenses incurred during the many extended delays in signing the DA have depleted Omagine LLC’s resources and Omagine, Inc. as of the date hereof has advanced 15,000 Omani Rials ($39,000) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

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

The significant expenses incurred during the many extended delays by the Government of Oman in signing the DA have strained and continue to strain the Company’s resources. Because the Company financed such expenses and its continuing operations during such delays via sales of new shares of its Common Stock, these delays by the Government of Oman have resulted in a material increase in the number of issued and outstanding shares of the Company’s Common Stock. This point is illustrated by the fact that between January 1, 2008 and the date hereof the Company has issued and sold 4,976,009 shares of its Common Stock to investors, vendors, officers and consultants. All or most of such shares would likely not have been issued and sold had the DA been signed in a timely manner as promised frequently by the MOT.

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

The Warrants and Common Shares underlying the Warrants were registered in the Original Registration and in a registration statement covering the California Warrants filed by the Company on Form S-1 (Commission File No. 333-183852), declared effective by the SEC on April 25, 2013 (the “California Registration”). The effectiveness of the Original Registration expired on November 12, 2012. As of the date hereof the California Registration remains effective. The Company filed a post-effective amendment to the California Registration with the SEC covering the registration of all 6,422,124 issued and outstanding Warrants and the 6,422,124 Common Shares underlying such Warrants and was declared effective by the SEC on August 13, 2013.

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

The YA Loan Agreement

The Company and YA, the investment fund which is a party to the SEDA with the Company, entered into a loan agreement dated July 26, 2013 (the “YA Loan Agreement”). Pursuant to the YA Loan Agreement, Omagine, Inc. borrowed two hundred thousand dollars ($200,000) from YA (the “YA Loan”) for a term of one year at an annual interest rate of 10%. The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors, LLC thereby making the net proceeds from the YA Loan to the Company equal to $180,000. Such $180,000 of proceeds will only be received by the Company after a post-effective amendment updating the currently effective SEDA registration statement is declared effective by the SEC. The Company filed such post-effective amendment with the SEC on August 8, 2013  and on August 15, 2013 the SEC declared such Registration Statement to be effective. Accordingly, the Company received the net proceeds of the YA Loan on September 3, 2013. Schedule III of the YA Loan Agreement (“Repayment Schedule”) was amended by YA and the Company on September 3, 2013 to establish November 3, 2013 as the first of eleven installment dates for the YA Loan. The YA Loan Agreement also extends the expiration date of the SEDA to September 1, 2014. The foregoing summary of the terms of the YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Loan Agreement attached hereto as Exhibit 10.16 and the revised Repayment Schedule attached hereto as Exhibit 10.161.

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

Capital Expenditures and Construction Financing

The Company did not incur any expense for capital expenditures during the first nine months of 2013. Assuming Omagine LLC signs the DA with the Government as anticipated, we expect that in the periods subsequent to such DA signing (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of invested capital, bank financing and possibly a sale of up to an additional 5% of Omagine LLC’s equity (See: “Financial Advisor”).

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

Based on this DCP Evaluation, the Company’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

In July 2013, the Company sold an aggregate of 37,273 restricted shares of its Common Stock to two accredited investors for aggregate proceeds of $40,000.

In July and September 2013, pursuant to the SEDA, the Company sold the aggregate of 32,448 shares of Common Stock to YA for proceeds of $35,000 (See Note 9 under “Equity Financing Agreement”).

In September 2013, the Company paid two investor relations vendors for services to be rendered by issuing such vendors the aggregate of 80,000 restricted shares of Common Stock valued at $74,620.

In September 2013, the Company paid a consultant for services rendered by issuing such consultant 5,000 restricted shares of Common Stock valued at $5,330.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the nine month period ended September 30, 2013.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to the “Company” in this Exhibit List means Omagine, Inc., a Delaware corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers		Description
2		Certificate of Ownership and Merger (3)
3	(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3	(ii)	By-laws of the Company (2)
4.1		Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (13)
4.2		Specimen of $5 Warrant Certificate (13)
4.3		Specimen of $10 Warrant Certificate (13)
10.1		The CCIC and CCC Agreement (3)
10.2		Waiver Letter dated May 22, 2012 signed by the Company and YA (4)
10.3		The May 4, 2011 Standby Equity Distribution Agreement (10)
10.4		The Shareholder Agreement dated as of April 20, 2011 (11)
10.5		The Hamdan Amendment Agreement (15)
10.6		Lease agreement expiring February 28, 2013 between the Company and the Empire State Building LLC (9)
10.7		Employment Agreement between the Company and Frank Drohan dated September 1, 2001 (7)
10.8		Employment Agreement between the Company and Charles Kuczynski dated September 1, 2001(7)
10.9		Amendment Agreement to the May 4, 2011 SEDA dated June 21, 2011 (12)
10.1		Lease modification agreement between Omagine, Inc. and the Empire State Building (14)
10.11		Convertible Promissory Note payable to Frank J. Drohan (17)
10.12		Convertible Promissory Note payable to Charles P. Kuczynski (17)
10.13		Convertible Promissory Note No. 1 payable to Louis Lombardo (17)
10.14		Convertible Promissory Note No. 2 payable to Louis Lombardo (17)
10.15		Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC (18)
10.16		The YA Loan Agreement (Note Purchase Agreement)(20)
10.161		Schedule III of the YA Loan Agreement (Note Purchase Agreement), as amended*
21		Subsidiaries of the Registrant (17)
31		Sarbanes-Oxley 302 certification *
32		Sarbanes-Oxley 1350 certification *
99.1		The Omagine Inc. 401(k) Adoption Agreement (6)
99.2		The Approval Letter dated April 30, 2008 (English Translation) (5)
99.3		The Acceptance Letter dated May 31, 2008 (5)
99.4		Amended Omagine Inc. 2003 Stock Option Plan (8)
99.5		The Minister’s Letter dated May 9, 2012 (16)
99.6		The formal approval order from the California Department of Corporations (19)
EX-101.INS		XBRL INSTANCE DOCUMENT*
EX-101.SCH		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL		XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF		XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB		XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE		XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on September 12, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-175168) and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on March 3, 2009 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-156928) and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2002 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
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

(18)	Previously filed with the SEC on April 1, 2013 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on May 9, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on August 5, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: November 19, 2013	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 19, 2013	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer