Form 10-K
period 2013-12-31
Omagine, Inc.
filed 2014-04-15
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
[ ] Yes [x] No

The aggregate market value of the 12,214,875 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2013, the last day of the Registrant's most recently completed second quarter, was $18,933,056. (SEE: "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of April 11, 2014, the Registrant had outstanding 15,454,898 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

The Index to Exhibits appears on page 54.

Forward Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the Development Agreement contract (“DA”) with the Government of Oman, (v) future economic or financial performance, and (vi) assumptions underlying such statements.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with whether or not the Government of the Sultanate of Oman will sign the agreed DA with Omagine LLC;
●	the uncertainty associated with political events in general in the Middle East and North Africa (the “MENA Region”);
●	the success or failure of the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	oversupply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;
●
the impact of MENA Region or international economies and/or future events (including natural disasters) on the Oman economy, on the Company’s business or operations, on tourism within or into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

●	deterioration or malaise in economic conditions in Oman, the MENA Region or in the international real estate markets;
●	inflation, interest rates, movements in interest rates, securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability; or
●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Introduction

We are a development stage company focused on entertainment, hospitality and real estate development opportunities in the MENA Region and we focus on the design and development of unique tourism destinations.

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

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, an Omani limited liability company in the Sultanate of Oman ("Oman").

In May 2011, Omagine LLC sold newly issued shares of its capital stock to Omagine, Inc. and three investors thereby reducing the Omagine, Inc. ownership of Omagine LLC from 100% to 60%. (See: “Business – The Shareholder Agreement”).

The Company plans to continue its focus on real estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real estate development projects, primarily in the MENA Region.

The Company presently concentrates the majority of its efforts on the tourism and real estate development business of Omagine LLC.

The Company's executive office is located at The Empire State Building, 350 Fifth Avenue, 48th Floor, New York, NY 10118, and its telephone number is 212-563-4141. Omagine LLC leases an office in Muscat, Oman. All facilities are leased from unaffiliated third parties.

The Omagine Project

The Company has proposed the development of the Omagine Project to the Government of Oman (the "Government").

We anticipate that the Omagine Project will be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat (the "Omagine Site") and approximately six miles from Muscat International Airport. The “New Boundaries” of the Omagine Site (as defined below) do not materially alter its size or location. The Omagine Project is planned to be an integration of cultural, heritage, educational, entertainment and residential components, including: a "high culture" theme park containing seven pearl shaped buildings, each approximately 60 feet in diameter; associated exhibition buildings; an open air boardwalk, amphitheater and stage; open space green landscaped areas; a canal and enclosed harbor and marina area; retail shops and restaurants; entertainment venues; boat slips and docking facilities; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale.

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

The Development Agreement

The contract between the Government and Omagine LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and Omagine LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”). The DA has been approved by the Ministry of Tourism (“MOT”) and by all other required Ministries of the Government of Oman. The Company has experienced numerous DA signing delays with the MOT but as of the date of this report management expects that the DA signing is imminent. For a detailed description of the prior delays encountered by the Company, please see the Registrant’s prior reports filed with the United States Securities and Exchange Commission (the “SEC”).

From October 2013 through the filing date of this report in April 2014, an intensified series of meetings and discussions were held between and among various members of Omagine LLC’s management, shareholders, and lawyers and the Minister of Tourism, His Excellency Ahmed Al-Mahrizi, and the MOT staff. All of MOT’s outstanding issues and questions with respect to the DA were resolved and the text of a “Final DA” was agreed upon.

The final issue in these discussions was a proposal by MOT to slightly vary the boundaries of the Omagine Site (the “New Boundaries”). Omagine LLC agreed to the New Boundaries and, since the Omagine Site was originally transferred to MOT by the office of Royal Court Affairs ("RCA"), MOT requested that RCA also consent to the New Boundaries. H.E. Mahrizi informed Mr. Drohan that (i) as soon as RCA had consented to the New Boundaries, the MOT staff would secure a new land deed (a “krooki”) from the Ministry of Housing (“MOH”) showing the New Boundaries of the Omagine Site (the “New Krooki”), and (ii) as soon as the New Krooki was issued, he (H.E. Mahrizi) was ready to sign the Final DA with Omagine LLC.

On March 18, 2014, RCA wrote to MOT consenting to the New Boundaries. On March 26, 2014 MOT informed the Company that it had received RCA’s consent letter and would procure the New Krooki from MOH. Since then management has been following up assiduously with MOT and MOH in order to expedite the issuance of the New Krooki.

In response, we believe to our direct, frank, frequent and urgent inquiries to H.E. Al-Mahrizi, the Minister of Tourism, on April 13, 2014 we received from a newly appointed adviser to the Minister of Tourism a somewhat confused letter. This letter informed us that (i) MOT had not yet received the New Krooki from MOH, and (ii) MOT remained ready to sign the DA and the Usufruct Agreement (“UA”) after receiving the New Krooki. (See” Usufruct Agreement”, below)

Directly contrary to H.E. Al-Mahrizi’s wishes however, the letter went on to express the newly appointed adviser’s belief that, the UA and the DA would be signed at different times. The letter further stated – incorrectly - that certain terms and conditions contained in the DA are also contained in the UA. It is management’s belief that this letter, as flawed as it was in many respects, was an effort by MOT to answer and mollify us about the still unissued New Krooki. The operative fact here is that, although it is a somewhat trivial task, MOH simply has not yet issued the New Krooki to MOT and no amount of pressure can cause MOT to move to a signing date until the New Krooki is issued by MOH. Having said that, we – and the Omani public relations officers at CCC-Oman – will continue to follow up with MOH in an attempt to expedite the issuance of the New Krooki. No date for the DA signing has been set as of the date hereof but management continues to believe that the DA signing will follow quickly after the issuance of the New Krooki.

The identical mistakes and incorrect facts expressed in the abovementioned letter by the new adviser were heretofore expressed by other MOT Staff and such mistakes and incorrect facts were previously corrected on December 9, 2013 by the Minister when he, among other things, decided and directed that the DA and UA would be signed simultaneously (See Exhibit 99.4).

Management does not therefore anticipate any problems resulting from the abovementioned letter and we expect that the Minister of Tourism will, as he has done in the past, promptly rectify the new adviser’s misconceptions. Mr. Drohan plans to meet with the Minister of Tourism in this regard as soon as possible.

Past experience indicates that caution should be exercised in making any assumptions until the DA is actually signed by the parties. In light of such past experience, we caution investors that we cannot give any assurance whatsoever that the DA will be signed by the parties until it is actually signed by them.

The Usufruct Agreement

The Usufruct Agreement (the “UA”) is the contract between the Government and Omagine LLC which will govern the use, development and sale of the land constituting the Omagine Site (the “Project Land”). With respect to how such Project Land may be used or developed, the UA goes into no detail and merely states that the Omagine Site will be developed in accordance with the DA. Although the UA is a separate agreement from the DA, the DA and UA are dependent upon each other and the UA is part of and is incorporated by reference into the DA. Both the UA and the DA stipulate that in the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA will control. The term of the Usufruct Agreement is for fifty (50) years and it is renewable for an additional fifty years upon the agreement of the parties (the “Term”).

The UA grants Omagine LLC the absolute right during the Term to use, control, develop and sell (to itself or others) the Project Land pursuant to the terms of the DA. The UA obligates Omagine LLC, beginning on the fifth anniversary of the signing of the UA, to pay the Government an annual fee equal to three hundred Omani Baisa (equivalent to approximately $0.78) for each square meter of Project Land on which there is a non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after signing the UA and no Usufruct Rent is ever due or owing during the Term with respect to Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. open space, roads, building work-in-progress, etc.).

As is present practice in Oman, the Company anticipates that, all sales contracts with third party purchasers of residential or commercial properties will stipulate the payment to Omagine LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, the Company anticipates that (i) the construction costs for the vast majority of such properties will be “owner-financed” by the relevant purchaser, and (ii) it will therefore not be necessary for Omagine LLC to utilize any Construction Financing from its banks in order to pay for such construction costs. Management expects that this commonly accepted sales contract and payment process will significantly benefit Omagine LLC by reducing its aggregate requirements for Construction Financing from its banks.

The UA and DA also obligate Omagine LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by Omagine LLC or sold by Omagine LLC to any third party during the Term (the “Land Price Payments”). Such Land Price Payments are not due or owing to the Government from Omagine LLC until the time that Omagine LLC legally transfers the freehold title to such land to such purchasers, which time will coincide with the closing of the sale of such properties. Such closings will only occur after (i) the properties are fully constructed, and (ii) Omagine LLC has received final payment from the purchaser of the relevant sales contract amount for such properties. Omagine LLC’s financing profile will therefore be further enhanced since it will not be obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser.

At the expiration of the Term, any Project Land or buildings situated on Project Land remaining unsold - if any - will revert to the ownership of the Government. Since the UA and DA grant Omagine LLC the right to sell the freehold title to all Project Land and buildings in the Omagine Project, the Company does not presently anticipate that there will be any unsold Project Land or buildings at the expiration of the Term. The foregoing summary of the terms of the Usufruct Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Usufruct Agreement which the Company will file as an exhibit to its SEC filing subsequent to the signing of the Usufruct Agreement.

The Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). The New Shareholders are (i) RCA, (ii) Consolidated Contracting Company S.A. (“CCC-Panama”) and (iii) Consolidated Contractors (Oman) Company LLC, (“CCC-Oman”).

The parties to the Shareholder Agreement are Omagine, Inc., JOL and the New Shareholders. The Shareholder Agreement is Exhibit 10.3 hereto.

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

Prior to the signing of the Shareholder Agreement Omagine LLC was wholly owned by Omagine, Inc. and JOL and was capitalized by Omagine, Inc. and JOL at 20,000 Omani Rials which is equivalent to approximately $52,000 (the “OMAG Initial Equity Investment”).

Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc. for an aggregate cash investment amount of 26,968,125 Omani Rials (equivalent to approximately $70,117,125) (the “New Investment”) plus an as yet undetermined non-cash “payment-in-kind” investment by RCA (the “PIK”) representing the value to Omagine LLC of the rights to be granted to Omagine LLC pursuant to the DA over the land constituting the Omagine Site.

Pursuant to the terms of the Shareholder Agreement, the New Investment will be invested in three stages.

1.
As of the date hereof an initial portion of the New Investment equal to 130,000 Omani Rials (equivalent to approximately $338,000) has been invested into Omagine LLC by the New Shareholders and Omagine, Inc.

2.
Subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the New Investment equal to 210,000 Omani Rials which is equivalent to approximately $546,000 (the “OMAG Final Equity Investment”) will be invested into Omagine LLC by Omagine, Inc.

3.
On or immediately subsequent to the Financing Agreement Date, the final portion of the New Investment equal to 26,628,125 Omani Rials (equivalent to approximately $69,233,125) will be invested into Omagine LLC by the New Shareholders.

The value of the PIK investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the DA. As of the date hereof 41,000 Omani Rials (equivalent to approximately $106,600) of the OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC in order to maintain Omagine LLC’s liquidity.

Pursuant to the Shareholder Agreement the New Investment to be made into Omagine LLC will be invested as follows:

1.
CCIC’s two subsidiaries will invest an aggregate of 19,010,000 Omani Rials (equivalent to approximately $49,426,000) into Omagine LLC. CCC-Panama will invest 12,673,333 Omani Rials (equivalent to approximately $32,950,666) and CCC-Oman will invest 6,336,667 Omani Rials in cash (equivalent to approximately $16,475,334), as follows:

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

(iii)
The CCC-Panama and CCC-Oman initial combined investments of 22,500 Omani Rials (equivalent to approximately $58,500) have been received by Omagine LLC as of the date hereof and payment of the CCC-Panama and CCC-Oman combined investment balance of 18,987,500 Omani Rials (equivalent to approximately $49,367,500) is contingent upon (i) the signing of a contract between Omagine LLC and CCC-Oman appointing CCC-Oman as the general contractor for the Omagine Project, and (ii) the occurrence of the Financing Agreement Date.

	(iv)	The result of the foregoing is that CCC-Panama presently owns ten percent (10%) of Omagine LLC and CCC-Oman presently owns five percent (5%) of Omagine LLC.
2.	RCA will invest an aggregate of 7,678,125 Omani Rials (equivalent to approximately $19,963,125) into Omagine LLC plus RCA will also invest the non-cash value of the PIK into Omagine LLC, as follows:
(i)
As of the date hereof, RCA has invested 37,500 Omani Rials (equivalent to approximately $97,500) into Omagine LLC and, contingent only upon the occurrence of the Financing Agreement Date, RCA will invest an additional 7,640,625 Omani Rials (equivalent to approximately $19,865,625) on the Financing Agreement Date.

(ii)
Subsequent to Omagine LLC acquiring its rights over the Omagine Site pursuant to the terms of the Development Agreement, the PIK will be valued by an independent valuation expert and only after the approval and concurrence of Omagine LLC’s independent auditors, such value will then be booked as an additional non-cash capital investment by RCA into Omagine LLC.

	(iii)	The result of the foregoing is that RCA presently owns twenty-five percent (25%) of Omagine LLC.
3.
Omagine, Inc.’s total aggregate investment into Omagine LLC will be 300,000 Omani Rials (equivalent to approximately $780,000). In addition to the 20,000 Omani Rial OMAG Initial Investment made in 2009, Omagine, Inc. will invest an additional 280,000 Omani Rials (equivalent to approximately $728,000) into Omagine LLC as follows:

	(i)	As of the date hereof Omagine, Inc. has invested an additional 70,000 Omani Rials (equivalent to approximately $182,000) into Omagine LLC.
(ii)
Omagine Inc. will invest the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC after the DA is signed but before the Financing Agreement Date. Investment of the OMAG Final Equity Investment by Omagine, Inc. is not contingent upon the occurrence of the Financing Agreement Date. As of the date hereof 41,000 Omani Rials (equivalent to approximately $106,600) of the OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC.

	(iii)	The result of the foregoing is that Omagine, Inc. presently owns sixty percent (60%) of Omagine LLC.

As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment made into and cash advances made to Omagine LLC by each Omagine LLC shareholder is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advances (Omani Rials)
Omagine, Inc.	60%	90,000	$234,000	41,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

Pursuant to the terms of the Shareholder Agreement, Omagine LLC will, subsequent to the signing of the DA, transform its corporate structure (the “Transformation”) from a limited liability company into a joint-stock company (“Omagine SAOC”). Subsequent to the Transformation and to all of the above-mentioned shareholder investments being made, the ownership percentage of each Omagine SAOC shareholder and the total investment by each such shareholder into Omagine SAOC will be as follows:

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

Omagine, Inc. will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into Omagine LLC after the DA is signed and Omagine LLC will then be capitalized at 360,000 Omani Rials ($936,000). As of the date hereof, Omagine, Inc. has advanced 41,000 Omani Rials ($106,600) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

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

Management presently intends to pursue the sale of a further percentage of Omagine LLC’s equity to one or more investors as soon as reasonably possible subsequent to the signing of the DA and management presently believes it can maintain Omagine, Inc.’s majority control of Omagine LLC while successfully selling such Omagine LLC equity to new investors. Management remains optimistic that subsequent to the signing of the DA, Omagine LLC will be able to sell a percentage of its equity to one or more investors for an amount in excess of the average cash investment amount paid by the New Shareholders.

As specified above, the total amount of cash investments into Omagine LLC by Omagine, Inc. and the New Shareholders (the OMAG Initial Investment plus the New Investment) will be 26,988,125 Omani Rials which is equivalent to approximately $70,169,125 (the “Cash Capital”) and although Omagine, Inc. and the New Shareholders will have invested an aggregate of 360,000 Omani Rials (equivalent to approximately $936,000) before the Financing Agreement Date, 98.7% of such Cash Capital or 26,628,125 Omani Rials, which is equivalent to approximately $69,233,125, (the “Deferred Cash Investment”) will not be invested by the New Shareholders or received by Omagine LLC until the Financing Agreement Date.

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

While it will have the financial capacity to undertake certain limited initial planning and design activities after the DA is signed, if Omagine LLC wishes to begin more extensive design and development activities shortly after the DA is signed, it will have to accelerate the timing of the first Financing Agreement Date or sell additional equity or raise additional alternative financing (or a combination of some or all of the foregoing). Otherwise Omagine LLC will have to wait until the debt financing and Deferred Cash Investment are received after the first Financing Agreement Date occurs in order to perform such extensive design and development activities.

The Shareholder Agreement also memorializes the PIK capital contribution being made into Omagine LLC by RCA. The PIK represents a portion of RCA’s payment to Omagine LLC for its 25% ownership of Omagine LLC. The value of the PIK will equal the value to Omagine LLC that is ultimately assigned to the provision to Omagine LLC of the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the MOT for the specific purpose of having Omagine LLC develop it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor.

Subsequent to the abovementioned investments being made, the Cash Capital of Omagine LLC will be 26,988,125 Omani Rials (equivalent to approximately $70,169,125). The total capital of Omagine LLC will likely be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into Omagine LLC.

The excellent location of the Omagine Site is universally recognized by local market participants and the significance to the Company of the provision of the Omagine Site to Omagine LLC is enormous. Irrespective of the future PIK valuation as a capital investment, the provision of the Omagine Site to Omagine LLC will be a primary driver of future Company revenue. The benefits accruing to Omagine LLC and the Company from the Omagine Site will be material and significant.

Management believes that the PIK and the Cash Capital are the most important parts of Omagine LLC’s capital structure and that they were the most difficult to arrange since they are the highest risk portion of such equity capital structure. As of the date hereof, both the PIK and the Cash Capital are memorialized in the legally binding Shareholder Agreement.

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine, Inc. management on behalf of Omagine LLC in arms-length transactions between Omagine LLC and the New Shareholders. Other than their present ownership positions in Omagine LLC, none of the New Shareholders are affiliates of the Company.

The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of Omagine LLC and it provides for the Omagine LLC shares presently owned by JOL to be transferred to Omagine, Inc. subsequent to the signing of the DA. The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement. The Shareholder Agreement is Exhibit 10.3 hereto.

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

MENA Region banks and financial institutions continue to maintain high levels of liquidity but the project financing environment in Oman and the MENA Region remains cautious after the recent worldwide bank liquidity problems and Eurozone debt crisis. BNP Paribas CIB has deep and wide-ranging expertise in the project financing markets and as part of its normal business activities it is in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is optimistic that BNP Paribas CIB will be able to arrange the necessary project financing for the Omagine Project. Management believes and BNP Paribas CIB concurs, that there is currently a high degree of liquidity and a strong appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. The banks and other financial institutions and advisers with which we have discussed the Omagine Project (including BNP Paribas CIB and BNP Paribas Real Estate) have been uniformly impressed with the quality of the Omagine LLC shareholders.

Notwithstanding the foregoing, we continue to be of the opinion that the project finance market in Oman remains challenging. The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Management plans to obtain third party verification of its assumptions and beliefs by engaging BNP Paribas Real Estate to perform a market feasibility study for the Omagine Project promptly after the DA is signed. BNP Paribas Real Estate will also simultaneously perform a full financial feasibility assessment of the Omagine Project. These studies and assessments will then be utilized by Omagine LLC to fine tune its development plans, and by BNP Paribas CIB in arranging the necessary Construction Financing and other financing for Omagine LLC as may be required.

Assuming the DA is signed in April 2014, the Company should be well positioned to benefit from the ongoing and improving market conditions in both real estate and project financing since, from a timing perspective, Omagine LLC plans to begin a year or more of intensive design and planning activities after the DA is signed, followed by the launch of residential and commercial sales at the Omagine Project. Assuming the DA is signed in April 2014, the launch date for residential and commercial sales would be planned to occur in mid-2015. While management views most of the past delays by the Government as being adverse to the Company’s best interests (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), it recognizes that the continuing recovery of the project finance and local real estate markets will contribute positively to the Company’s future prospects if the DA is signed in April 2014.

The financial results of Omagine LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. If and when the Financing Agreement Date occurs, the Company will experience a substantial increase in capital of approximately $42 million which is 60% of the approximately $70 million of Cash Capital which will be recorded as capital at such time on Omagine LLC’s financial statements and reflected in the Company’s consolidated financial statements. At or about that same time the Company may experience an additional substantial, but as yet undetermined, increase in its capital, which increase will be equal to 60% of the valuation of the PIK, provided that the value of the PIK is recorded as capital on Omagine LLC’s financial statements.

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

Subsequent to the signing of the Development Agreement, the value of the Omagine Site will be definitively determined by a qualified independent real estate appraiser and such valuation will be utilized to determine the value of the PIK. Such appraisal and PIK valuation will be utilized by BNP Paribas CIB in their discussions with banks and other financial institutions in order to arrange the Construction Financing.

The DA as presently contemplated and agreed (but not yet signed) allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. Because the Omagine Project will be licensed as an ITC, the Project Land underlying such residences or commercial properties may be sold to the buyer of such residences or commercial properties and the freehold title to such Project Land and properties may be transferred to such buyers at the closing of such sales transactions. The increase over the last several years in the value of the Project Land is expected to have a positive effect on revenue from the sale of residential and commercial properties and on the valuation of the PIK.

As is present practice in Oman, the Company anticipates that, all sales contracts with third party purchasers of residential or commercial properties will stipulate the payment to Omagine LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, the Company anticipates that (i) the construction costs for the vast majority of such properties will be “owner-financed” by the relevant purchaser, and (ii) it will therefore not be necessary for Omagine LLC to utilize any Construction Financing from its banks in order to pay for such construction costs. Management expects that this commonly accepted sales contract and payment process will significantly benefit Omagine LLC by reducing its aggregate requirements for Construction Financing from its banks.

The UA and DA also obligate Omagine LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by Omagine LLC or sold by Omagine LLC to any third party during the Term (the “Land Price Payments”). Such Land Price Payments are not due or owing to the Government from Omagine LLC until the time that Omagine LLC legally transfers the freehold title to such land to such purchasers, which time will coincide with the closing of the sale of such properties. Such closings will only occur after (i) the properties are fully constructed, and (ii) Omagine LLC has received final payment from the purchaser of the relevant sales contract amount for such properties. Omagine LLC’s financing profile will therefore be further enhanced since it will not be obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser.

At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, Oman has experienced several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur from time to time in Oman, but these events as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel for both Omagine, Inc. and Omagine LLC that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for both Omagine, Inc. and Omagine LLC, (iii) negotiating and concluding the legally binding definitive agreement with BNP Paribas CIB and BNP Paribas Real Estate based upon the terms and conditions outlined in the LOI; (iv) negotiating the outlines of initial contracts with CCC-Oman and the other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (v) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (vi) examining various tax structures, (vii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (viii) examining various other matters we believe will enhance shareholder value, and (ix) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

All "forward looking statements" contained herein are subject to, known and unknown risks, uncertainties and other factors which could cause Omagine LLC's and therefore the Company's actual results, financial or operating performance or achievements to differ from management's forecasts for them as expressed or implied by such forward-looking statements. Assumptions and forecasts contained and expressed herein are based on information available to the Company at the time so furnished and such assumptions and forecasts are as of the date hereof and are, in the opinion of management, reasonable. All such assumptions and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurances can be given that the assumptions are correct or that the forecasts will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements which speak only as of the date hereof.

Notwithstanding the foregoing forward looking statements, no assurances can be given at this time that the Development Agreement will actually be signed or that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

Competition

The real estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than Omagine LLC presently possesses. Management believes that the Company's ability to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its advancing the Omagine Project to its present status. Each of these consultants, some of whom depending upon future events may become employees of Omagine, Inc. and/or Omagine LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; city planning; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism; visitor experience design; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; training; and hotel management. In addition the Company's president, Frank J. Drohan, has over 30 years of experience doing business across most of the Middle East and is familiar with the cultural and business environment of the MENA Region. Mr. Sam Hamdan, who is the Company’s primary strategic consultant and the Deputy Managing Director of Omagine LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English and, depending on future circumstances, may become Omagine, Inc.'s President subsequent to the Financing Agreement Date.

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

Engineering, Design, Content Development and Construction

The Company does not presently own or directly operate any engineering, design, content development or construction companies or facilities but the Company or Omagine LLC may, depending upon events, establish its own in-house design supervision team and/or enter into joint ventures with firms providing such services. To date, the Company has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform the specified tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either Omagine LLC or Omagine, Inc. (See: "Patents, Copyrights and Trademarks").

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, Omagine LLC presently intends to hire Michael Baker Corporation ("Baker") as its Program Manager and Project Manager. Baker is in the business of providing program and project management as well as engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. The Company has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that Omagine LLC will execute an agreement with Baker soon after the signing of the Development Agreement. The Company presently has a contingent obligation to pay Baker an additional fee of $72,000 for past services, but this fee is only payable if the DA is signed by the Government and Omagine LLC. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. Baker was recently acquired by Integrated Mission Solutions LLC. What effect, if any, this acquisition will have on the Company’s plan to engage Baker as its Program Manager and Project Manager is unknown at this time.

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the DA in a signed written document. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Management is presently awaiting for a new land deed for the Omagine Site to be procured by MOT from the Ministry of Housing and management expects that immediately thereafter, the DA will be signed by the parties. No date for the DA signing has been set as of the date hereof. In view of the long history of delays by the Government, no assurance can be given at this time when or if the DA will be signed.

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

As of the date hereof, the DA governing the development and ownership of the Omagine Project has not yet been signed by our 60% owned subsidiary and the Government of Oman. We have been negotiating this DA with the Government for many years now and have experienced many delays in the process. On February 13, 2014, the Ministry of Tourism (“MOT”) proposed a slight variation to the boundaries of the Omagine Site (the “New Boundaries”). On February 17, 2014, Omagine LLC accepted and agreed to the New Boundaries. On February 18, 2014, Omagine LLC delivered copies of the final Omagine DA to MOT (the “Final DA”). On March 3, 2014, the Company’s president, Frank Drohan, spoke to the Minister of Tourism, His Excellency Ahmed Al-Mahrizi, who informed Mr. Drohan that (i) the Final DA was acceptable, and (ii) MOT had now determined that, since the land for the Omagine Site came from His Majesty, the Sultan, it was also necessary that the Office of Royal Court Affairs consent to the New Boundaries. On March 10, 2014, Mr. Drohan met with Mr. Al-Yahyai of RCA and explained the above matter of the New Boundaries in detail and delivered drawings of the New Boundaries proposed by MOT to Mr. Al-Yahyai. Mr. Al-Yahyai called the President of H.E. Al-Kindi’s office, explained the matter to him and was asked by the President of the RCA Minister’s office to send an official letter in Arabic (not an email) from Omagine LLC to H.E. Al-Kindi explaining the matter and attaching the drawings. On March 11, 2014, Mr. Drohan delivered the letter from Omagine LLC (in Arabic) and the attached drawings requested to Mr. Al-Yahyai at RCA. On March 13, 2014, Mr. Al-Yahyai delivered Mr. Drohan’s letter to H.E. Al-Kindi along with the attached drawings and a covering memorandum from Mr. Al-Yahyai. On March 18, 2014, RCA wrote to MOT consenting to the New Boundaries. On March 26, 2014 MOT informed the Company that it had received RCA’s consent letter and would procure the New Krooki from MOH. We are presently waiting for MOT to receive the New Krooki from MOH. No date for the DA signing has been set as of the date hereof but management presently expects that the DA signing is imminent.

To the best knowledge and belief of the Company and its attorneys, and based on management’s previous meetings and conversations with the Minister of Tourism, other than the requirement to obtain an updated land deed for the Omagine Site, no further barrier to signing the DA exists as of the date hereof and both we and the Government now agree that all matters with respect to the DA have been resolved. We have however been at similar points with the Government in the past and in all of those instances the Government raised new and often pointless issues at the last minute. Although there have been extraordinary delays to date by the Government, the Company believes, based on continued assurances from the Government, that the Government remains eager to conclude and sign the DA. No assurance, however, that the DA will actually be signed can be given at this time. (See: “Description of Business - The Development Agreement”).

We are a development stage entity with no history of profitability from the development of real estate and we have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

The Company is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. We have dedicated the vast majority of our financial resources over the past many years toward the effort to conclude the Development Agreement (“DA”) with the Government of Oman with respect to the Omagine Project. We have encountered numerous delays and as of the date hereof the DA has not yet been signed. As a result we have incurred significant losses over the past few years, including net losses of $2,640,590 for the fiscal year ended December 31, 2013 and $2,789,976 for the fiscal year ended December 31, 2012, primarily due to an absence of revenue due to our being a DSE and to expenses, including significant non-cash expenses related to stock options, associated with the design, development and promotion of the Omagine Project. We expect to continue to incur such losses and expenses over the near term, which will adversely impact our overall financial performance and results of operations. The Omagine Project may never come to fruition, and if it does it still may never result in a profit to the Company. Sales of our proposed real estate development properties, and income, if any, from the Omagine Project may never generate sufficient revenues to fund our continuing operations. We cannot assure you that we will be profitable in the near term or at all.

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

We have generated significant net operating losses (“NOLs”) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

We do not believe that the Rights Offering and Warrant Distribution caused an “ownership change” within the meaning of Section 382. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction. At December 31, 2013, the Company had federal NOLs of approximately $14,104,000, expiring in various amounts from fiscal year 2017 to fiscal year 2033. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

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

While our 2013 audited financial statements assume we will continue our operations on a going concern basis, the opinion of our independent auditors on those financial statements contained an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The opinion of our independent auditors on our 2013 audited financial statements states that the presentation of the Company’s financial statements is in accordance with the guidance contained in ASC 915 for financial statements of development stage entities, and such opinion also contained an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Although we have entered into the SEDA (as hereinafter defined) and have recently raised additional capital via the Rights Offering and private placements of our Common Stock, if we sustain unanticipated losses and we cannot continue as a going concern, our shareholders may lose all of their investment in the Company.

To fully develop our business plan we will need additional financing.

We expect to continue to rely principally upon the financing received as a result of sales of Common Stock made pursuant to the SEDA (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). For the past several years we have relied principally upon financing from sales of Common Stock made pursuant to the SEDA (as hereinafter defined), the Rights Offering and the First SEDA. We have also raised limited private placement funds during the past several years and may be required to do so in the future. We cannot guarantee the success of this plan. We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. It is impossible to predict if any Warrants will ever be exercised because the market price of a Common Share as of the date hereof is lower than either of the Warrant Exercise Prices. Although we cannot be absolutely certain, the Company believes that there is virtually no probability that any Warrants will be exercised unless the market price for a share of the Company’s Common Stock trades materially above the relevant Warrant Exercise Price prior to the Warrant Expiration Date or Redemption Date. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Rights Offering and Warrant Distribution”).

We anticipate that we will be subject to intense competition.

We will face intense competition in the development of real estate in Oman. Other developers have started developing real estate in nearby areas with similar residential developments.

Even after the Rights Offering and entering into the SEDA, we lack capital.

Even after the conclusion of the Rights Offering in 2012 and our entry into the SEDA, we will require additional funds to sustain our operations as presently contemplated. There can be no guaranty that such additional funds will be available in the future. If we are unable to obtain additional financing as required, or if its terms are too costly, we may be forced to curtail the expansion of our operations until such time as alternative financing may be arranged which could have a materially adverse impact on our operations and our shareholders' investments.

Our ultimate success will be dependent upon management.

Our success is dependent upon the skill and decision making ability of our directors and executive officers, who are Frank J. Drohan, Charles P. Kuczynski, Louis J. Lombardo, William Hanley and Sam Hamdan. The loss of any or all of these individuals could have a material adverse impact on our operations. We do not presently have a written employment agreement with any of our officers or directors (See: “Executive Compensation – Employment Agreements”). We have not obtained key man life insurance on the lives of any of these individuals. Our success depends in large part on our ability to attract and retain key people and consultants. If we are not able to retain and recruit qualified personnel, which we require now and will require to conduct our operations after the DA is signed, our business and our ability to successfully implement our business plan could be adversely affected.

We will rely on dividends from Omagine LLC for most of our revenue.

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
●
the adoption by the relevant government authorities in Oman of more restrictive laws and governmental regulations, including more restrictive zoning, licensing, land use, building or environmental regulations or increased real estate taxes.

Additional factors may adversely affect the value of our proposed properties and our projected income therefrom, including:

•	failure to sign a development agreement with the Government of Oman;
•	adverse changes in the perceptions of prospective purchasers or users of the attractiveness of the properties proposed to be developed by us;
•	opposition from local community or political groups with respect to development or construction at a particular site;
•
a change in existing comprehensive zoning plans or zoning or environmental or business licensing regulations that impose additional restrictions on use or requirements with respect to the properties proposed to be developed by us;

•	our inability to provide adequate management and maintenance or to obtain adequate insurance for the properties proposed to be developed by us;
•	an increase in operating costs;
•	new development of a competitor's property in close proximity to the Omagine Project;
•	earthquakes, floods or underinsured or uninsured natural disasters; and
•	terrorism, political instability or civil unrest in Oman or the MENA Region.

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

The Omagine Project is subject to significant risks relating to Omagine LLC’s ability to complete it on time and within budget. Factors that may result in the Omagine Project or any other development project we may undertake in Oman or elsewhere exceeding budget or being prevented from completion include:

•	an inability to obtain or delays in obtaining zoning, environmental, occupancy or other required governmental permits, approvals and authorizations;
•	an inability to secure sufficient financing on favorable terms, including an inability to obtain or refinance construction loans;
•	a general tightening of the availability of credit and project financing facilities;
•
the prices of housing and commercial properties in Oman and consumer and/or business confidence; any of which could affect Omagine LLC’s ability to construct and/or sell homes and to construct, sell and/or lease commercial properties and/or to secure financing;

•	construction delays or cost overruns, either of which may increase project development costs; and
•	an increase in commodity costs.

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

Our operations are subject to political risks.

The recent and ongoing civil and political unrest in the MENA Region, the U.S. and NATO military intervention in Iraq, Afghanistan and Libya, the terrorist attacks in the U.S., Europe and the MENA Region, and the potential for additional future terrorist acts and civil and/or political unrest have created economic, political and social uncertainties that could materially and adversely affect our business. Further acts of civil and/or political unrest or terrorism could be directed against the U,S. or Oman either domestically or abroad. These acts of terrorism or civil unrest could be directed against properties and personnel of American companies that work abroad, particularly companies such as ours that operate in the MENA Region. Recent and ongoing anti-corruption trials in Oman involving alleged bribery involved in contract administration and awards (especially in the oil sector) involving dozens of government officials and private individuals, including two senior executives of CCC-Oman, have been ongoing in Muscat’s Court of First Instance. Results of these trials are now regularly reported in the local newspapers and to date, the trials have returned verdicts against several high-profile government officials and business people, including a senior CCC-Oman executive. Although, the Company is not involved in any way and does not foresee any impact on its business or that of Omagine LLC as a result of the ongoing anti-corruption campaign or as a result of any present or future outcome therefrom, because CCC-Oman is a shareholder of Omagine LLC, it is possible, though quite unlikely, that the aforementioned involvement of an executive at CCC-Oman may, for political considerations unknown to us, adversely affect Omagine LLC’s reputation in Oman. Civil and/or political unrest, terrorism, war, political considerations, and/or military developments may materially and adversely affect our business and profitability and the prices of our Common Stock in ways that we cannot predict at this time.

Our operations are subject to natural risks.

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

There has been and continues to be a limited public market for our Common Stock. Although our Common Stock trades on the OTCQB, an active trading market for our shares has not developed and may never develop or be sustained. If you purchase shares of our Common Stock, you may not be able to resell those shares at or above the price you paid. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	failure to sign the DA with the Government of Oman;
●	the exercise of Warrants;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
●	changes in market valuations of other real estate companies, particularly those that sell products similar to ours;
●	announcements by us or our competitors of significant innovations, acquisitions, strategic investors or partnerships, joint ventures or capital commitments; or
●	departure of key personnel.

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

Our management collectively beneficially owns approximately 30.7% of our Common Stock and this concentration of ownership may have the effect of preventing a change in control.

Assuming their ownership of the shares of Common Stock underlying unexercised Stock Options and Warrants, our officers and directors collectively beneficially own approximately thirty and seven-tenths percent (30.7%) of our shares of Common Stock (See: “Security Ownership of Certain Beneficial Owners and Management”). As a result, if our officers and directors act in concert, they will have the ability by virtue of their voting power to exercise substantial influence over our business with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

●	the broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain the financial information and investment experience and objectives of the person; and
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

Other than the distribution of the Rights and Warrants in our 2012 Rights Offering and Warrant Distribution, we have not paid dividends in the past and do not expect to pay dividends in the future unless and until dividends are paid to Omagine, Inc. by Omagine LLC. Any return on your investment may therefore be limited to the value of our Common Stock.

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

There are substantial risks associated with the SEDA with YA which could contribute to the decline of the price of our Common Stock and have a dilutive impact on our existing stockholders

In order to obtain needed capital, we entered into the SEDA with YA. The sale of our Common Shares pursuant to the SEDA will have a dilutive impact on our stockholders. We believe YA intends to promptly re-sell the shares that we sell to it under the SEDA. Such re-sales could cause the market price of our Common Stock to decline significantly. Any subsequent sales by us to YA under the SEDA may, to the extent of any such decline, require us to issue a greater number of shares of Common Stock to YA in exchange for each dollar of such subsequent sale.  Under these circumstances our existing stockholders would experience greater dilution. The sale of our Common Stock under the SEDA could encourage short sales by third parties which could contribute to the further decline of the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its corporate office at The Empire State Building, Suite 4815-17, 350 Fifth Avenue, New York, N.Y. 10118. The premises are leased by the Company under a lease expiring December 31, 2015. Omagine LLC leases office space in Muscat, Oman under a lease expiring December 31, 2014.

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

Quarter Ended	High	Low
3/30/12	$1.40	$1.10
6/29/12	$1.52	$1.21
9/28/12	$1.83	$1.53
12/31/12	$1.70	$1.51

3/30/13	$2.03	$1.25
6/29/13	$1.94	$1.07
9/28/13	$1.55	$0.68
12/31/13	$1.25	$0.73

At April 11, 2014, Omagine, Inc. had 15,454,898 shares of its Common Stock issued and outstanding, and there were approximately 1,074 holders of such Common Stock.

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

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance pursuant to stock options (“Stock Options”) under the 2003 Omagine Inc. Stock Option Plan (the "2003 Plan"). At December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date.

The following table summarizes information as of the close of business on December 31, 2013 with respect to unexpired and unexercised Stock Options issued under the 2003 Plan.

Equity Compensation Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2003 Plan)	2,285,000	$1.72	0

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	2,285,000	$1.72	-0-

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. The 2014 Plan is explained further below in Part III, Item 11 of this report under the heading “Equity Compensation Plan Information” and in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2013. As of the date hereof, 40,000 Stock Options have been issued under the 2014 Plan.

Performance graph

A performance graph is not required for the Company since it is a smaller reporting company.

Recent sales of unregistered securities

In connection with the SEDA [as hereinafter defined] (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), and with the issuance by us of the shares of Common Stock listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company, and, except with respect to shares issued pursuant to the SEDA, transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

On January 16, 2013, the Company issued 107,500 shares of Common Stock to an investor relations consultant for services rendered valued at $163,078.

On February 20, 2013, the Company issued and sold 100,000 shares of its Common Stock to a non-U.S. corporation for proceeds of $125,000.

On April 30, 2013, the Company issued and contributed an aggregate of 55,253 shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

In May 2013, the Company issued and sold an aggregate of 33,889 shares of its Common Stock to two investors for proceeds of $35,000.

In May and June 2013, the Company issued and sold a total of 103,521 shares of Common Stock to YA pursuant to the SEDA for proceeds of $145,000.

In July 2013, the Company issued and sold an aggregate of 37,273 shares of its Common Stock to two investors for proceeds of $40,000.

In July 2013, the Company issued and sold a total of 22,762 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000.

In September 2013, the Company issued 10,000 shares of Common Stock to an investor relations consultant for services rendered valued at $9,020.

In September 2013, the Company issued and sold a total of 9,686 shares of Common Stock to YA pursuant to the SEDA for proceeds of $10,000.

In September 2013, the Company issued 5,000 shares of Common Stock to a consultant for services rendered valued at $5,330.

On October 8, 2013, the Company issued 30,000 shares of Common Stock valued at $29,520 to an investor relations consultant for 2013 services rendered and 2014 services to be rendered.

In October 2013, the Company issued and sold a total of 10,371 shares of Common Stock to YA pursuant to the SEDA for proceeds of $10,000.

In December 2013, the Company issued and sold a total of 16,574 shares of Common Stock to YA pursuant to the SEDA for proceeds of $15,000.

In December 2013, the Company issued 19,988 shares of Common Stock to a consultant for services rendered valued at $18,189.

On January 10, 2014, the Company issued 34,374 shares of Common Stock valued at $26,248 to a law firm for legal services.

In January 2014, the Company issued and sold 72,876 shares of Common Stock to YA pursuant to the SEDA for proceeds of $60,000.

On February 13, 2014, the Company committed to issue and contribute an aggregate of 75,315 shares of Common Stock valued at $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan.

In February 2014, the Company issued and sold 100,198 shares of Common Stock to YA pursuant to the SEDA for proceeds of $175,000.

On March 14, 2014, the Company issued and sold 70,000 restricted shares of Common Stock to an accredited investor for proceeds of $70,000.

On March 28, 2014, the Company committed to issue 3,500 restricted shares of Common Stock valued at 6,101 to a consultant for services rendered.

On April 8, 2014, the Company issued and sold 13,597 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000.

On April 11, 2014, the Company  issued and sold 150,000 restricted shares of Common Stock to an accredited investor for proceeds of $150,000.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2013.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6. Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the Company's business activities during fiscal years 2013 and 2012.

Overview

As the development program for the Omagine Project becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on the current assumptions underlying Omagine LLC’s updated development program, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between $2.1 and $2.5 billion dollars. As noted below however, the costs of labor and materials as well as the selling prices and market absorption rates of new residential housing and commercial properties remain somewhat volatile and accurate forecasts for such future costs, selling prices or market absorption rates cannot be made at this time. The Company nevertheless presently expects, based on signing the DA in April 2014 and on current assumptions and market activity, that such residential selling prices during the Omagine Project’s planned multiple sales releases during 2015 and beyond will be at least equal to the prices that are presently budgeted by Omagine LLC.

Costs and selling prices in Oman and the surrounding region remain somewhat volatile and undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project will require adjustment – possibly significant adjustment – as future events unfold. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

Although the Oman economy was not as severely affected by the 2008/2009 worldwide financial crisis as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both residential and commercial selling prices and market absorption rates during the past several years. Raw material and labor prices initially dropped dramatically but have now recovered and stabilized. Both the economy and real estate sector of nearby Dubai is presently experiencing a very robust recovery. Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market (over 10 million visitors in 2012), attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors. All of the foregoing will ensure that Dubai’s appeal is maintained. Omagine is conveniently located one hour from Dubai by air and is a natural and logical addition to a Dubai visit. Management expects Omagine to benefit from Dubai’s hosting of EXPO 2020 and similarly, from nearby Qatar’s hosting of the World Cup Games in 2022. Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman are increasingly strengthening and the inventory of unsold housing in the secondary (re-sale) market has diminished recently which some market observers see as an important indicator of strong future demand. Significant new housing inventory, especially apartments, has come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing continues to improve.

The Company plans to continue its focus on real estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real estate development projects, primarily in the MENA Region. The Company presently concentrates the majority of its efforts on the tourism and real estate development business of Omagine LLC in Oman.

Rights Offering and Warrant Distribution

In January 2012, the Board of Directors authorized the Company to conduct a Rights Offering and Warrant Distribution exclusively for the benefit of its stockholders pursuant to which the Company distributed at no charge to all holders of its Common Stock on February 24, 2012 (the “Record Date”), 3,181,837 non-transferable subscription Rights and 6,422,124 Warrants. Shareholders who owned Common Shares on the Record Date (the “Record Shareholders”) received one Right, one $5 Warrant, and one $10 Warrant for each four Common Shares held by them on the Record Date. Between February 24, 2012 and March 30, 2012 the Company conducted the Rights Offering (See: “Liquidity and Capital Resources – Rights Offering and Warrant Distribution”).

Critical Accounting Policies

Our financial statements attached hereto for the fiscal years 2013 and 2012 are development stage entity financial statements and have been prepared in accordance with accounting principles generally accepted in the United States for development stage entities and pursuant to the guidance contained in ASC 915 issued by the Financial Accounting Standards Board. The financial statements have been audited by the Company's independent certified public accountants. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Results of Operations :

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project - which, as of the date hereof, is not certain to occur. (See: "Business - The Omagine Project").

The Company did not generate any revenue or incur any cost of sales for the years ending 2013 and 2012. The Company is focusing all of its efforts on Omagine LLC's real estate development and entertainment business.

The Company is relying on Omagine LLC's future operations for the Company's future revenue generation.

Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by Omagine LLC and the Government, may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $2,630,555 in fiscal year 2013 compared to $2,789,975 in fiscal year 2012, a decrease of $159,420 (5.7%).

During our 2013 fiscal year the following SG&A Expenses decreased by a total of $304,835: Officers & Directors compensation ($190,781); Travel & other SG&A Expenses ($114,054); and such decreases were partially offset by increases totaling $145,415 in the following SG&A Expenses: Professional Fees ($54,110); Consulting Fees ($68,386); and Rent / Occupancy costs ($22,919).

During 2013 and 2012 the Company has utilized (i) awards of Stock Options to retain the services of personnel deemed critical to its ongoing operations (See: “Executive Compensation” and “Employment Agreements and Consulting Agreement”), and (ii) issuances of its Common Stock in lieu of cash payments in order to conserve its cash resources .

During the last two years the Company has frequently deferred making payments of salary to its executives, utilized (or extended) Stock Options to incentivize its employees and consultants and utilized its Common Stock in lieu of cash to pay various professional fees. The Company therefore incurred significant SG&A Expenses in both 2013 and 2012 that did not require the Company to expend cash to compensate such employees and consultants or to pay such professional fees. Such SG&A Expenses incurred by the Company in 2013 and 2012 totaled $1,931,728 and $2,186,653 respectively, and consisted of: (i) deferred salary amounts which were expensed (but not paid) and which were then accrued as salaries payable, (ii) Stock Option expense (including the calculated expense of extending the expiration date of certain Stock Options); (iii) Common Stock contributed to employee 401(k) Plans, and (iv) Common Stock utilized to pay vendors, as detailed below:

●	$206,250 in 2013 and $168,000 in 2012 of unpaid but accrued salaries payable to Company executives, and
●
$1,445,744 in 2013 and $1,761,076 in 2012 representing the fair value of Stock Option awards and/or the extension of the expiration date of certain Stock Options as calculated using the Black-Scholes option pricing model, and

●	$76,250 in 2013 and $76,250 in 2012 representing the value of the shares of Common Stock contributed to employees 401(k) plan accounts, and
●	$203,484 in 2013 and $181,327 in 2012 representing the value of the shares of Common Stock used by the Company to pay various consulting and professional fees.
The Company sustained a net loss of $2,640,590 during 2013 compared to a net loss of $2,789,976 during 2012. The $149,386 (5.4%) decrease in the Company's 2013 net loss compared to 2012 was principally attributable to the $159,420 decrease in SG&A Expenses in 2013 compared to 2012 as described above.

Liquidity and Capital Resources

The Company incurred net losses of $2,640,590 and $2,789,976 respectively in fiscal years 2013 and 2012. In 2013 the Company had net negative cash flow of $42,404 resulting from the negative cash flows of $596,917 from the Company’s operating activities and $8,207 from the Company’s investing activities being partially offset by the positive cash flow of $562,720 from its financing activities. Financing activities during the fiscal year ended December 31, 2013 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $407,720 and the issuance of a note payable pursuant to the YA Loan, the net proceeds of which to the Company was $180,000.

The Company had $8,207 of capital expenditures in fiscal year 2013. Assuming Omagine LLC and the Government sign the Development Agreement for the Omagine Project in 2014 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2014 and beyond.

At December 31, 2013, the Company had $29,998 in current assets, consisting of $19,723 of cash and $10,275 of prepaid expenses (representing prepaid expense for investor relations services which will be amortized in 2014).

The Company's current liabilities at December 31, 2013 totaled $1,602,903 consisting of $347,935 of convertible notes payable and accrued interest, $163,126 of the YA Loan note payable and accrued interest, $364,230 of accounts payable and accrued expenses and $727,612 of accrued Officers’ payroll.

At December 31, 2013, the Company had a working capital deficit of $1,572,905 compared to a working capital deficit of $867,822 at December 31, 2012. Fifty-eight percent (58%) of the $1,602,903 of current liabilities at December 31, 2013 ($933,837) is due and owing to officers and/or directors.

The $705,083 increase in the Company's working capital deficit at December 31, 2013 compared to December 31, 2012 is attributable to the decreases during 2013 in: cash ($42,404) and pre-paid expenses ($153,864) plus the increases during 2013 in: convertible notes payable and accrued interest ($27,500); the YA Note payable and accrued interest ($163,126); accounts payable and accrued expenses ($111,939); and accrued officers payroll ($206,250).

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

Omagine, Inc. and JOL made the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into Omagine LLC in 2009.

Omagine, Inc. and the New Shareholders invested a further 130,000 Omani Rials ($338,000) into Omagine LLC pursuant to the Shareholder Agreement (see Exhibit 10.3). Omagine LLC is presently capitalized at 150,000 Omani Rials ($390,000).

Omagine, Inc. will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into Omagine LLC after the DA is signed and Omagine LLC will then be capitalized at 360,000 Omani Rials ($936,000).

Expenses incurred during the many extended delays in signing the DA have depleted Omagine LLC’s resources and as of the date hereof Omagine, Inc. has advanced 41,000 Omani Rials ($106,600) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

The New Shareholders will make an additional 26,628,125 Omani Rial ($69,233,125) investment (the “Deferred Cash Investment”) into Omagine LLC only after the Financing Agreement Date occurs and Omagine LLC will then be capitalized at 26,988,125 Omani Rials ($70,169,125).

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

In order to provide financing for its recent activities, the Company has relied on the proceeds from sales of its Common Stock pursuant to (i) private placement sales, (ii) the Standby Equity Distribution Agreement discussed below, and (iii) the 2012 Rights Offering discussed below. In addition the Company has entered into a loan agreement dated as of July 26, 2013 (the “YA Loan Agreement”) as discussed below. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing.

Investors and Shareholders should be aware that as a Development Stage Entity we have had no revenue for the past several years and do not expect to generate any revenue until after the DA is signed and the Financing Agreement Date is achieved.

The significant expenses incurred during the many extended delays by the Government of Oman in signing the DA have strained and continue to strain the Company’s resources. Because the Company financed such expenses and its continuing operations during such delays via sales of new shares of its Common Stock, these delays by the Government of Oman have resulted in a material increase in the number of issued and outstanding shares of the Company’s Common Stock. This point is illustrated by the fact that between January 1, 2008 and December 31, 2013 the Company has issued and sold 5,131,790 shares of its Common Stock to investors, vendors, officers and consultants. All or most of such shares would likely not have been issued and sold had the DA been signed in a timely manner as promised frequently by the MOT.

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

Rights Offering and Warrant Distribution

The Company conducted a “Rights Offering and Warrant Distribution” between February 24, 2012 and March 30, 2012 for the sole benefit of the Record Shareholders pursuant to which the Company distributed a total of 3,181,837 “Rights” and 6,422,124 Common Stock purchase warrants (“Warrants”) to Record Shareholders.

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

Pursuant to the terms of the Rights Offering and Warrant Distribution the Company withheld the issuance of exercisable Rights or Warrants to its Record Shareholders who were residents of California (the “California Shareholders”) because, as of the Record Date, the registration and/or qualification in California of the Rights, Warrants and the Common Stock underlying the Rights and Warrants had not yet been approved by the California Department of Corporations (the “California Approval”). The Rights Offering expired on March 30, 2012 and the California Approval was received by the Company on February 13, 2013, after which Warrants were distributed to the California Shareholders. Of the total of 6,422,124 Warrants distributed, 3,211,062 are $5 Warrants and 3,211,062 are $10 Warrants. The Warrants expire on December 31, 2014 unless, upon a 30 day prior notice from the Company to the Warrant Holders, they are redeemed earlier by the Company.

The Rights, Warrants and Common Shares underlying the Rights and Warrants were registered in a registration statement filed by the Company on Form S-1 (Commission File No. 333-179040), which was declared effective by the SEC on February 13, 2012. On August 13, 2013, the Company filed a Post-Effective Amendment on Form S-1 to a previously filed registration statement (Commission File No. 333-183852) to update such registration statement to include all 6,422,124 issued and outstanding Warrants and the 6,422,124 Common Shares underlying such Warrants (the “Updated Registration”). The SEC declared the Updated Registration to be effective as of August 26, 2013 and it remains effective as of the date hereof.

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

Standby Equity Distribution Agreements

On May 4, 2011, Omagine, Inc. and an investment fund, YA Global Master SPV Ltd. (“YA”), entered into a two year Stand-By Equity Distribution Agreement which was amended on June 21, 2011 (the “SEDA”). Omagine, Inc. issued 244,216 restricted shares of Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. From April 24, 2012 to May 17, 2012, the Company was in breach of one of the covenants it made in the SEDA but that breach was waived by YA and the breach was cured on May 17, 2012 (See: Exhibit 10.11 hereto). The SEDA was originally scheduled to expire on September 1, 2013 but, as of July 26, 2013, it was amended by the parties without any further commitment fee to extend it for one year. The SEDA now expires on September 1, 2014.

Pursuant to the terms of the SEDA, Omagine, Inc. may in its sole discretion, and upon giving written notice to YA (an “Advance Notice”), periodically sell shares of its Common Stock to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price for a share of Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”). Omagine, Inc. is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated under the SEDA to purchase such Shares from Omagine, Inc. subject to certain conditions including (i) Omagine, Inc. filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine, Inc. in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such Trading Day.

The Registration Statement filed by the Company was declared effective by the SEC as of August 24, 2011 (Commission File No. 333-175168) and its effective status expired on May 25, 2012. The Company filed an amendment to that Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement to be effective. On August 8, 2013, the Company filed with the SEC a post-effective amendment to such registration statement updating it with respect to the YA Loan Agreement and the extension to September 1, 2014 of the SEDA’s expiration date. Such post-effective amendment was declared effective by the SEC on August 15, 2013.

Between 2009 and 2011, the Company had a prior Stand-By Equity Distribution Agreement with an affiliate of YA (the “First SEDA”). The Company has over the past many years relied on the proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the Rights Offering and pursuant to the SEDA and the First SEDA to generate the necessary cash needed to sustain its ongoing operations.

Management believes that it has been judicious and conservative in its use to date of the SEDA and the First SEDA, but nonetheless our periodic sales of Common Stock to YA and to its affiliate pursuant to the SEDA and the First SEDA have been dilutive to all shareholders and the subsequent resales of such Common Stock by YA into the public market have from time to time inflicted downward pressure on our stock price.

Sales of Common Shares to YA in 2013 pursuant to the SEDA totaled 163,094 Common Shares for aggregate proceeds to the Company of $205,000 and in 2012 such sales totaled 68,480 Common Shares for aggregate proceeds to the Company of $90,000. Sales of Common Shares to YA in 2014 to date pursuant to the SEDA total 186,671 Common Shares for aggregate proceeds to the Company of $260,000. The Company intends to continue to utilize the SEDA to fund its ongoing operations, as and if necessary. There can be no assurance given that the Company will be able to successfully utilize the SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The YA Loan Agreement

The Company and YA, the investment fund which is a party to the SEDA with the Company, entered into a loan agreement dated July 26, 2013 (the “YA Loan Agreement”). Pursuant to the YA Loan Agreement, Omagine, Inc. borrowed two hundred thousand dollars ($200,000) from YA (the “YA Loan”) for a term of one year at an annual interest rate of 10%. The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the YA Loan to the Company equal to $180,000. Such $180,000 of proceeds was received by the Company on September 3, 2013. The YA Loan Agreement also extended the expiration date of the SEDA to September 1, 2014. The foregoing summary of the terms of the YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Loan Agreement attached hereto as Exhibit 10.12.

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

Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,422,124 Warrants distributed pursuant to its recent Rights Offering and Warrant Distribution will thereafter become “in the money” and will be exercised. Such an exercise of Warrants would provide the significant amount of capital necessary to fund, should that be desirable at the time, (i) a secured loan to Omagine LLC which would in turn trigger the first Financing Agreement Date, and (ii)  the OMAG Final Equity Investment into Omagine LLC. There can be no assurance given that the Company will be able to successfully utilize the Warrants or the SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived. The Company has relied on the net proceeds from sales of Omagine, Inc.'s equity securities made in private placements, the 2012 Rights Offering and pursuant to the SEDA and the First SEDA to fund its operations during the past several years.

Capital Expenditures and Construction Financing

The Company incurred $8,207 of capital expenditures in fiscal year 2013. In the periods after the DA is signed between the Government and Omagine LLC, we expect that (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of bank financing and possibly an additional sale or sales of Omagine LLC’s equity (See: “Business - Financial Advisor”). Omagine LLC's Construction Financing requirements are expected to be reduced by its ability to pre-sell residential and commercial units to third parties and receive deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent financial crises mentioned above however have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residential units as many buyers are now demanding a finished unit before entering into sales contracts with developers.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

On November 15, 2012, the Company concluded that it was a development stage entity (“DSE”) as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. At March 31, June 30 and September 30 of 2012, the Company had concluded that it was not a DSE and during the fourth quarter of 2012, the Company instituted a more robust set of procedures in order to strengthen its disclosure controls and procedures and its internal control over financial reporting.

Based on the DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were effective as of December 31, 2013 and for the fiscal year then ended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Prior to November 2012 the Company had adopted a web-based software solution in order to automate and streamline its compliance program. In light of our November 2012 conclusion that we are a DSE, the Company discontinued using this web-based system and reverted to its previous manual system during the fourth quarter of 2012.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) the Company’s internal control over financial reporting was effective as of December 31, 2013, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) the material weakness in the operation of the Company’s disclosure controls and procedures which caused us to make an incorrect conclusion regarding our status as a DSE during the first three quarters of 2012 has been ameliorated and there were no material weaknesses in either the design or operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation did not identify the occurrence during the fourth fiscal quarter of 2013 of any changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee and to the Board of Directors.

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

Changes in Internal Control Over Financial Reporting

There were no changes made during the Company’s fourth fiscal quarter of 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. In November 2012, concurrent with management’s conclusion that the Company is a DSE, the Company discontinued the use of its previous web-based system, returned to a manual system, and instituted a second level of internal review of our controls and procedures and internal control over financial reporting. The Company’s present manual system affords us a more detailed initial review which is now augmented by a more highly focused second level review by a different internal reviewer than the reviewer that does the initial review. Management believes that by designing in this redundancy a more robust result will be produced and Company management will be alerted in a timely manner to any internal control or disclosure issues, including financial reporting issues relevant to GAAP such as the November 2012 DSE issue described above. The Company is presently reviewing several specialized automated systems (while maintaining the second level of internal review) which are designed to assist us in our internal control over financial reporting and documenting and assessing the design of controls, tracking the testing of their effectiveness and locating and remedying any deficiencies in the internal controls over financial reporting. It’s managements present assessment that the implementation of such an automated and robust system is not presently required but that such a system may be implemented after the DA is signed with the Government of Oman and the business and transactional activities of our 60% owned subsidiary, Omagine LLC, begin to accelerate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. The directors and executive officers of the Company as of the date hereof are as follows:

Name	Age	Position
Frank J. Drohan	69	Chairman of the Board of Directors, President, Chief Executive & Financial Officer
Charles P. Kuczynski	60	Vice-President, Secretary and Director
William Hanley	72	Controller & Principal Accounting Officer
Louis J. Lombardo	70	Director

Directors

Frank J. Drohan has served as a director, Chairman of the Board of Directors, President and CEO of the Registrant since 1991. Mr. Drohan is also the Managing Director and Chief Executive Officer of Omagine LLC and he serves as a director and the chairman of JOL. He was chairman of the board of directors, president and sole shareholder of Rif International Corp., a privately held company active in the construction and real estate development business and which had extensive overseas activities in the MENA Region between 1977 and 1986 and which was acquired by Omagine, Inc. in 1997. Mr. Drohan holds a Bachelor of Science degree in Economics and Political Science from Manhattan College in New York City. Mr. Drohan, has over 35 years of experience doing business across most of the MENA Region, has many long-standing business and personal relationships in the region and is familiar with the region’s cultural and business environment.

Charles P. Kuczynski has served as a director, Secretary and a Vice-President of the Registrant since 1996 and previously served as a director and Secretary of the Registrant from 1988 to 1993. Mr. Kuczynski is a director and the secretary of JOL. Prior to joining the Company, Mr. Kuczynski was a sales executive with Hillenbrand Industries. Mr. Kuczynski holds a Bachelor of Arts degree from Merrimack College in Massachusetts and he has over 30 years of diverse business experience in marketing, sales, public relations and administration.

Louis J. Lombardo has served as a non-employee independent director (“Independent Director”) of the Registrant since 2005. Mr. Lombardo retired after 35 years at American Express Company where he was Executive Vice President - Travel Related Services. In this capacity he led an organization of worldwide operating centers employing over 14,000 people and managed a $1.3 billion operating budget and a $600 million capital budget. Mr. Lombardo holds an MBA degree from New York University and his years of experience as a senior executive of American Express Company bring a unique perspective and added value to his role as an Independent Director on our Board of Directors. He lives in New York City where he owns and operates two privately held businesses and a consulting company.

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

Kevin O'C. Green is an attorney and had served as an Independent Director of the Registrant from 2001 until January 2012. Due to the demands of his law practice and other business commitments, Mr. Green resigned as a director of Omagine, Inc. effective January 31, 2012. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices. Salvatore J. Bucchere, an accountant and businessman, had served as an Independent Director of the Registrant from 2001 until his sudden and unexpected death on April 9, 2012. The Board of Directors has undertaken a search to identify two persons who are qualified and willing to serve as Independent Directors to fill the vacancies resulting from Mr. Green’s resignation and Mr. Bucchere’s untimely passing. At December 31, 2012, the three member Board of Directors of Omagine, Inc. consisted of two employee directors: Frank J. Drohan and Charles P. Kuczynski and one Independent Director: Louis J. Lombardo.

Board Committees

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors.

At December 31, 2013, the sole member of the Audit Committee was Mr. Drohan and the audit committee did not have an audit committee financial expert as a member as of December 31, 2013. At January 1, 2012 the members of the Audit Committee were Mr. Bucchere, Mr. Green (both of whom were Independent Directors) and Mr. Drohan. Until his unexpected death on April 9, 2012, Mr. Bucchere was the Chairman of the Audit Committee and was an audit committee financial expert.

At December 31, 2013, the sole member of the compensation committee and of the nominating committee was Mr. Lombardo who is an Independent Director. At January 1, 2012, the three Independent Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the entire membership of the compensation committee and of the nominating committee.

At December 31, 2013, the sole member of the Stock Option Committee was Mr. Drohan. At January 1, 2012, the Stock Option Committee was chaired by Mr. Green, and both Mr. Bucchere and Mr. Drohan were committee members.

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

The Board of Directors does not expect to fill the two board vacancies for Independent Directors until after the Development Agreement for the Omagine Project is signed with the Government of Oman. The Board intends that one such vacancy will be filled with a person who will chair the audit committee and will be an audit committee financial expert. Upon the appointment or election of such two new Independent Directors, they will also both be appointed to the compensation committee and to the nominating committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date hereof, the Registrant’s officers and directors are in compliance with the requirement to file ownership reports as required by Section 16(a) of the Act. During 2013 the Registrant’s President, Vice President and Controller did not timely file Form 4 for shares gifted by each of them. All such forms have been filed as of the date hereof.

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

Summary Compensation Table

(a)	(b)	(c-1)	(c-2)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Unpaid Salary Accrued (1)	Salary Payments (2)	Bonus	Stock Awards (3)	Option Awards (4)	All Other	Total
							Comp.
		($)	($)	($)	($)	($)	($)	($)

Frank J. Drohan, Chief Executive and Financial Officer
	2013	$125,000	$0	$0	$33,889	$566,727	$0	$725,616
	2012	$125,000	$0	$0	$34,388	$691,874	$0	$851,262
	2011	$125,000	$0	$0	$33,834	$47,170	$0	$206,004

Charles P. Kuczynski, Vice-President and Secretary
	2013	$17,917	$82,083	$0	$35,301	$194,805	$0	$330,186
	2012	$18,000	$82,000	$0	$35,882	$236,847	$0	$372,729
	2011	$69,500	$30,500	$0	$35,444	$23,585	$0	$159,029

William Hanley, Controller and Principal Accounting Officer
	2013	$63,333	$16,667	$0	$7,060	$42,508	$0	$129,568
	2012	$25,000	$55,000	$0	$5,980	$51,183	$0	$137,163
	2011	$65,000	$15,000	$0	$3,222	$2,975	$0	$86,197

Sam Hamdan, Deputy Managing Director, Omagine LLC (5)
	2013	$0	$0	$0	$0	$531,350	$0	$531,350
	2012	$0	$0	$0	$0	$644,479	$0	$644,479
	2011	$0	$0	$0	$0	$18,768	$0	$18,768

1. Amounts included under Column (c-1) represent amounts recognized as compensation expense for financial statement reporting purposes and not an amount paid to the Named Executive Officers in the year indicated. Such amounts represent salary due to the Named Executive Officer for the year indicated that was not paid to such Named Executive Officer and was accrued as salaries payable.

2. Amounts included under Column (c-2) represent amounts recognized as compensation expense for financial statement reporting purposes which were paid to the Named Executive Officers in the year indicated. Such amounts represent the portion of salary due to the Named Executive Officer for the year indicated that was paid to such Named Executive Officer in the year indicated.

3. Amounts included under Column (e) represent contributions of the Registrant’s Common Stock made in the year indicated to the 401(k) Plan account of the Named Executive Officer, valued at the closing market price of the Common Stock on the dates of such contributions.

4. Amounts included under Column (f) represent the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718 and not an amount paid to or realized by the Named Executive Officers. There can be no assurance that the amounts determined by ASC 718 will ever be realized. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013 and in December 2013 the Company again extended the expiration date of such January 2012 Options to December 31, 2014. Assumptions used in the calculation of the amounts specified in Column (f) are included in Note 1- STOCK-BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2013. (Also see: “Equity Compensation Plan Information” in this Item 11 below).

5. In addition to the 750,000 January 2012 Stock Options exercisable at $1.70 per share awarded to Mr. Hamdan in 2012, Mr. Hamdan also holds 160,000 Stock Options exercisable at $1.25 per share which were awarded to him in March 2007.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (h) of the foregoing table as to any Named Executive Officer named in the above table.

Table of Accrued Unpaid Salary Used to Purchase Common Stock

The following table indicates the amounts of previously accrued but unpaid salary payable utilized in the year indicated by the Named Executive Officer to purchase shares of the Company’s Common Stock via a direct purchase from the Company, an exercise of Stock Options or an exercise of Rights in the Rights Offering.

Name	2013	2012	2011	2010

Frank J. Drohan (1)	$0	$155,921	$125,000	$0

Charles P. Kuczynski (2)	$0	$11,591	$62,500	$0

William Hanley (3)	$0	$31,250	$0	$100,000

1.
At December 31, 2013, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Drohan was $398,154; $273,154; $281,250; and $281,250 respectively. During the year ended December 31, 2012, $155,921 of such accrued but unpaid salary and $247,492 of principal and interest owed by the Company to Mr. Drohan pursuant to a promissory note was offset and utilized by Mr. Drohan for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2011, $125,000 of such accrued but unpaid salary due to Mr. Drohan was offset and utilized by him for the exercise of 100,000 stock options at $1.25 per share.

2.
At December 31, 2013, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Kuczynski was $163,575; $145,658; $139,249; and $132,250 respectively. During the year ended December 31, 2012, $11,591 of such accrued but unpaid salary and $51,497 of principal and interest owed by the Company to Mr. Kuczynski pursuant to a promissory note was offset and utilized by Mr. Kuczynski for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2011, $62,500 of such accrued but unpaid salary due to Mr. Kuczynski was offset and utilized by him for the exercise of 50,000 stock options at $1.25 per share.

3.
At December 31, 2013, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Hanley was $165,883; $102,550; $108,800; and $43,799 respectively. During the year ended December 31, 2012, $31,250 of such accrued but unpaid salary owed by the Company to Mr. Hanley was offset and utilized by Mr. Hanley for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s Common Stock at $1.25 per share. During the year ended December 31, 2010, $100,000 of such accrued but unpaid salary due to Mr. Hanley was offset and utilized by him for the purchase of 82,305 shares of the Company’s Common Stock at $1.215 per share.

Director Compensation

Independent Directors are compensated by the Company for their services as directors of the Company. Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

The following table sets forth information relating to the aggregate compensation received by the then current Independent Directors of the Registrant for services in all capacities during the Registrant's fiscal year ended December 31, 2013.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2) ($)	All Other Compensation ($)	Total ($)
Estate of Salvatore Bucchere (3)	$0	$0	$35,423	$0	$35,423
Kevin Green (3)	$0	$0	$0	$0	$0
Louis Lombardo	$2,500	$0	$35,963	$0	$38,463

(1)
Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized. Assumptions used in the calculation of the amounts specified in Column (d) are included in Note 1 - STOCK-BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2013.

(2)
In December 2013, the Company extended the expiration date of all January 2012 Options from December 31, 2013 to December 31, 2014. As of December 31, 2013, (a) each of Mr. Lombardo and the estate of Mr. Bucchere had 50,000 fully vested January 2012 Options and Mr. Green had no January 2012 Options. In addition as of December 31, 2013, Mr. Lombardo held (i) 2,000 fully vested Stock Options exercisable at $0. 85 per share, (ii) 2,000 fully vested Stock Options exercisable at $1.38 per share, and (iii) 2,000 fully vested Stock Options exercisable at $1.70 per share; Mr. Green held (i) 2,000 fully vested Stock Options exercisable at $0.85 per share and (ii) 2,000 fully vested Stock Options exercisable at $0.51 per share (See: “Equity Compensation Plan Information” - “Stock Options Granted to Independent Directors” in this Item 11 below).

(3)	Mr. Green resigned in January 2012 and Mr. Bucchere died in April 2012.

Independent Directors are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2013

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

Compensation discussion and analysis

The Board of Directors has long recognized that the Named Executive Officers and the Company’s Independent Director (collectively, the “Company Executives”) have been substantially underpaid for years relative to their talents and to the efforts they expend on the Company’s behalf. The previously disclosed history of the long and frequent delays by the Government of Oman relative to the timely signing of the DA have caused hardship both for the Company and for the Company Executives. In order to conserve its cash resources, the Company has frequently suspended the already inadequate compensation arrangements it has with the Company Executives by not paying or partially paying such compensation and accruing the unpaid portions of such compensation on its books as compensation payable. The Company Executives have nevertheless exhibited remarkable resiliency, loyalty to the Company and dedication to their work and have labored on diligently, often with little or no compensation, in order to accomplish the Company’s single most important strategic objective - the signing the Development Agreement with the Government of Oman. In addition, the Company’s president, its vice-president and its Independent Director have each made loans to the Company during the past few years.

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

Beginning in 2007 and continuing to date, the Company has frequently suspended and accrued salary payments due to its Company Executives who are officers of the Company. By way of example, from 2011 through 2013, the Company failed, to pay in accordance with its normal payroll procedures a total of $375,000 of salary due to its president & chief executive officer; a total of $105,417 of salary due to its vice-president & secretary; and a total of $153,333 of salary due to its controller & principal accounting officer. Consistent with the Company’s practice in periods prior to 2011, such unpaid salaries were accrued on the Company’s books as salaries payable and portions thereof were sometimes paid at later dates, as and when the Company’s financial circumstances permitted. Significantly, and in a further demonstration of their support of the Company, the Company Executives who are officers of the Company also, from time to time, exchanged portions of the accrued but unpaid salary due them for shares of Common Stock in the Company. None of such share purchases by such Company Executives were executed at preferential prices. In this regard:

●
In August 2011, the Company’s president exchanged $125,000 of accrued but unpaid salary due to him in order to exercise 100,000 Stock Options at $1.25 per share then held by him and in March 2012 he also exchanged an aggregate of $403,413 of unpaid salary and accrued principal and interest due to him from the Company under a promissory note, in order to exercise 322,730 Rights to purchase 322,730 shares of Common Stock at $1.25 per share in the Company’s 2012 Rights Offering, and

●
In August 2011, the Company’s vice-president exchanged $62,500 of accrued but unpaid salary due to him in order to exercise 50,000 Stock Options at $1.25 per share then held by him and in March 2012, he also exchanged an aggregate of $63,088 of unpaid salary and accrued principal and interest due to him from the Company under a promissory note, in order to exercise 50,470 Rights to purchase 50,470 shares of Common Stock at $1.25 per share in the Company’s 2012 Rights Offering, and

●
In July 2010, the Company’s controller exchanged $100,000 of accrued but unpaid salary due to him in order to purchase 82,305 shares of the Company’s Common Stock at $1.215 per share and in March 2012 he also exchanged $31,250 of accrued but unpaid salary due to him in order to exercise 25,000 Rights to purchase 25,000 shares of Common Stock at $1.25 per share in the Company’s 2012 Rights Offering.

The Company’s Independent Director has made loans to the Company totaling $150,000 which are represented by convertible promissory notes.

In an effort to retain the services of the Company Executives (and other Company consultants) which the Company deems critical to its ongoing operations, the Company has issued Stock Options to the Company Executives and to other Company consultants (See: “Equity Compensation Plan Information” and “Employment Agreements and Consulting Agreement” below in this Item 11). In the face of continued delays by the Government of Oman, in December 2013 the Company extended the expiration date of the January 2012 Stock Options held by the Company Executives.

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

Should Omagine LLC ultimately fail to sign the DA and move forward with the development of the Omagine Project in Oman, (i) the past several years of excessive risk and under-compensation to the Company Executives will be misused years for them, (ii) the accrued but unpaid compensation payable to the Company Executives will likely be lost, (iii) the shares of the Company’s Common Stock purchased by the Company Executives will likely decline in value, and (iv) the Stock Options held by the Company Executives will likely expire worthless.

If, on the other hand, the efforts of the Company Executives on behalf of the Company are successful and the DA is ultimately signed by Omagine LLC and the Government, it is likely that the past years of excessive risk and under-compensation to the Company Executives will have been worthwhile, that the accrued but unpaid salary payable to the Company Executives will likely be paid to them, and that the Common Stock and Stock Options held by the Company Executives will likely become valuable.

In view of the inordinate delays by the Government to date, and the extraordinary efforts, risks and sacrifices undertaken on behalf of the Company by the Company Executives, the Board of Directors has determined that if, and only if, the DA is signed by Omagine LLC and the Government, the Company will then award a one-time cash bonus (a ”DA Success Bonus”) to each of the Company Executives in compensation for their aforesaid efforts, risks and sacrifices which resulted in the realization of the Company’s primary strategic objective of signing the DA. The amount of each such DA Success Bonus has not yet been determined by the Board of Directors but each such amount is expected to be substantial and commensurate with (a) the value added to the Company as a result of the contribution made by each such Company Executive to the Company’s success in achieving its primary strategic objective of signing the DA with the Government, and (b) the efforts expended by each such Company Executive in attaining that objective.

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

Equity Compensation Plan Information

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Plan pursuant to which the Company will reserve 3,000,000 shares of its authorized but unissued Common Stock for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan.

On December 30, 2009, shareholders authorized the Board of Directors to reserve 2,500,000 shares of its authorized but unissued Common Stock (the “Reserved Shares”) for issuance under the 2003 Plan. On October 14, 2011, the Company registered the Reserved Shares for resale by filing a registration statement with the SEC on Form S-8. On September 12, 2012, the Company filed a post-effective amendment to the registration statement to reflect stock options that had expired or were cancelled, issued or exercised under the 2003 Plan subsequent to October 13, 2011. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date.

The 2003 Plan was, and the 2014 Plan is, designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the "Recipients") by giving such Recipients the opportunity to acquire stock ownership in Omagine, Inc. through the granting of Stock Options to purchase shares of the Company’s Common Stock.

On March 28, 2014 pursuant to the 2014 Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 10,000 Stock Options exercisable at $1.80 per share which expire on March 27, 2019.

On March 28, 2014 pursuant to the 2014 Plan and a resolution of the Board of Directors, Mr. Hanley was granted 10,000 Stock Options exercisable at $1.80 per share which expire on March 27, 2019.

On January 15, 2013 pursuant to the 2003 Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 2,000 Stock Options exercisable at $1.38 per share which expire on January 14, 2018.

On April 13, 2012 pursuant to the 2003 Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 2,000 Stock Options exercisable at $1.70 which expire on April 18, 2017.

On May 17, 2011 pursuant to the 2003 Plan and a resolution of the Board of Directors, Mr. Lombardo was granted 2,000 Stock Options exercisable at $0.85 which expire on May 16, 2016.

On January 2, 2012, pursuant to the 2003 Plan and a resolution of the Board of Directors, thirteen individuals who were either employees, directors or consultants to the Company at such time were granted an aggregate total of 1,994,000 January 2012 Options exercisable at $1.70. On January 31, 2012, 50,000 January 2012 Options previously issued to Mr. Green, an Independent Director, were cancelled in accordance with their terms upon Mr. Green’s resignation. On April 9, 2012, Mr. Bucchere, an Independent Director, died and, pursuant to the 2003 Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of Mr. Bucchere’s January 2012 Options and all other Stock Options then held by him was fixed at April 8, 2013. On April 13, 2012 pursuant to the 2003 Plan and a resolution of the Board of Directors, 21,000 January 2012 Options which were intended to be granted on January 2, 2012 but were not available under the 2003 Plan at such time, were granted to two individuals as follows: (i) a consultant to the Company was granted 10,000 January 2012 Options, and (ii) Mr. Frank Drohan, the Company’s president, was granted an additional 11,000 January 2012 Options. In view of the long delays experienced by the Company resulting from the Government’s delays in signing the DA and because of the Board of Directors’ determination that the continued services of the individuals holding January 2012 Options was required, the Board of Directors resolved on December 26, 2012, to extend the expiration date of all January 2012 Options (including the 50,000 January 2012 Options held by the estate of Mr. Bucchere) to December 31, 2013 and the Board of Directors resolved on December 18, 2013, to again extend the expiration date of all January 2012 Options (including the 50,000 January 2012 Options held by the estate of Mr. Bucchere) to December 31, 2014.

All January 2012 Options are exercisable at $1.70 per share, have a “cashless exercise” feature, are fully vested as of the date hereof, expire on December 31, 2014, and (except with respect to January 2012 Options held by the estate of Mr. Bucchere) require the holder thereof to be an employee of, or a consultant to, the Company at the time of exercise.

January 2012 Options may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2014 as follows, by either: (1) paying the $1.70 exercise price in cash to the Company, or (2) electing to pay the $1.70 exercise price via the cashless exercise feature of the January 2012 Options:

1)
January 2012 Options may be exercised in whole or in part by the holder thereof by delivery of a written notice to the Company (the “Exercise Notice”), of such holder’s election to exercise such January 2012 Options, which Exercise Notice shall (a) specify the number of shares of Common Stock (“Option Shares”) to be purchased, (b) be accompanied by payment to the Company of an amount equal to $1.70 per Option Share multiplied by the number of Option Shares for which the January 2012 Options are being exercised (the “Aggregate Option Exercise Price”) in cash or wire transfer of immediately available funds, and (c) include the surrender of the relevant certificate representing such January 2012 Options (or an indemnification undertaking with respect to such January 2012 Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to the Company as soon as practicable following the date of such Exercise Notice, but in no event later than December 30, 2014 (“Cash Basis”) or

2)
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

Stock Options Granted to the Named Executive Officers

The following table shows the number of shares of Common Stock covered by exercisable and un-exercisable Stock Options issued pursuant to the 2003 Plan and held by the Named Executive Officers on December 31, 2013. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

(a)	(b)	(c)	(d)	(e)
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date
Frank Drohan (1)	750,000	0	$1.70	December 31, 2014
	100,000	0	$2.60	September 22, 2018

Charles Kuczynski (2)	250,000	0	$1.70	December 31, 2014
	50,000	0	$2.60	September 22, 2018

William Hanley (3)	60,000	0	$1.70	December 31, 2014

Sam Hamdan (4)	750,000	0	$1.70	December 31, 2014
	160,000	0	$1.25	March 30, 2017

(1)

In September 2008, 100,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per share, were granted to the Company's President & Chief Executive Officer. In January and April of 2012, an aggregate of 750,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2014 and exercisable at $1.70 per share were granted to the Company's President & Chief Executive Officer.

(2)
In September 2008, 50,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per share, were granted to the Company's Vice-President & Secretary. In January 2012, 250,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2014 and exercisable at $1.70 per share were granted to the Company's Vice-President & Secretary.

(3)
In January 2012, 60,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2014 and exercisable at $1.70 per share were granted to the Company's Controller & Principal Accounting Officer.

(4)
In March 2007, 160,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $1.25 per share, were granted to a consultant to the Company who is also the Deputy Managing Director of Omagine LLC. In January 2012, 750,000 Stock Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2014 and exercisable at $1.70 per share were granted to the Deputy Managing Director of Omagine LLC.

The following table shows the number of shares of Common Stock covered by unexpired non-qualified Stock Options issued to the Named Executive Officers under the 2003 Plan and the 2014 Plan and unexercised as of March 31, 2014.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	100,000	$2.60	9/23/2008	9/22/2018
Frank Drohan	739,000	$1.70	1/2/2012	12/31/2014
Frank Drohan	11,000	$1.70	4/13/2012	12/31/2014

Charles Kuczynski	50,000	$2.60	9/23/2008	9/22/2018
Charles Kuczynski	250,000	$1.70	1/2/2012	12/31/2014

William Hanley	10,000	$1.80	3/28/2014	3/27/2019
William Hanley	60,000	$1.70	1/2/2012	12/31/2014

Sam Hamdan	160,000	$1.25	3/19/2007	3/31/2017
Sam Hamdan	750,000	$1.70	1/2/2012	12/31/2014

Stock Options Granted to Independent Directors

The following table shows the number of shares of Common Stock covered by unexpired non-qualified Stock Options issued to Independent Directors of the Company under the 2003 Plan and the 2014 Plan and unexercised as of March 31, 2014.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Louis Lombardo	2,000	$0.85	5/17/2011	5/16/2016
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/2014
Louis Lombardo	2,000	$1.70	4/13/2012	4/12/2017
Louis Lombardo	2,000	$1.38	1/15/2013	1/14/2018
Louis Lombardo	10,000	$1.80	3/28/2014	3/27/2019

Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31/2014

Kevin Green	2,000	$0.51	7/1/2010	6/30/2015
Kevin Green	2,000	$0.85	5/17/2011	5/16/2016

On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest ratably over the three year period subsequent to such date of appointment provided such Independent Director continues to hold office on the date of such vesting. Independent Directors who have served on the Board of Directors for at least 3 years may be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) on the first business day of each fiscal year subsequent to such three years of service (or on such other day subsequent thereto as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and such options shall vest immediately upon grant.

Mr. Lombardo presently holds 66,000 fully vested Stock Options (2,000 exercisable at $0.85 expiring on May 16, 2016; 2,000 exercisable at $1.70 expiring on April 12, 2017; 2,000 exercisable at $1.38 expiring on January 14, 2018; 10,000 exercisable at $1.80 expiring on March 27, 2019; and 50,000 exercisable at $1.70 expiring on December 31, 2014). Mr. Lombardo’s 50,000 January 2012 Options require him to be an Independent Director of the Company at the time of the exercise of any January 2012 Options.

Mr. Salvatore Bucchere was an Independent Director at the time of his death on April 9, 2012. Pursuant to the 2003 Plan, all Stock Options then held by Mr. Bucchere immediately vested and were assigned an expiration date of April 8, 2013. Subsequently pursuant to resolutions of the Board of Directors, the expiration date for all January 2012 Options (including the 50,000 January 2012 Options held by the estate of Mr. Bucchere) was extended to December 31, 2014. On April 8, 2013, the estate of Salvatore J. Bucchere exercised four thousand (4,000) Stock Options to purchase four thousand (4,000) shares of the Company’s Common Stock. 2,000 of such Stock Options were at an exercise price of $0.51 per share and the other 2,000 of such Stock Options were at an exercise price of $0.85 per share. Mr. Bucchere’s estate presently holds 50,000 fully vested January 2012 Stock Options exercisable at $1.70 per share and expiring on December 31, 2014.

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

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any Stock Options during fiscal year 2013. The Company has never issued any stock appreciation rights. In December 2013, the Company extended the expiration date of all January 2012 Options from December 31, 2013 to December 31, 2014. (See: “Results of Operations” and Note 7 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2013).

Employment Agreements

The Company presently has no employment agreements with any of its employees.

Pursuant to a prior employment agreement with the Company (the “Drohan Agreement”), Omagine, Inc. was obligated to employ its President and Chief Executive Officer, Mr. Frank J. Drohan, at an annual base salary of $125,000 plus an additional amount based on a combination of the Company’s net sales and earnings before taxes. The Drohan Agreement also provided for an option to purchase 100,000 shares of Common Stock at $1.25 per share (the “Drohan Options”) and payment by the Company of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between the Company and Mr. Drohan, the Drohan Agreement was modified to provide that the Company could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to the Company pursuant to the Drohan Agreement and the Company would accrue Mr. Drohan’s unpaid salary. For the years ended December 31, 2013 and 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At December 31, 2013 and 2012, unpaid accrued officer’s compensation due to Mr. Drohan was $398,154 and $273,154 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to Mr. Drohan and $247,492 of principal and interest owed by the Company to Mr. Drohan pursuant to a promissory note) was offset and utilized by Mr. Drohan for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share. The Company has agreed to pay any remaining unpaid and accrued salary to Mr. Drohan without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified Stock Options to Mr. Drohan which vested ratably over the five years after the grant date and which are exercisable at $2.60 per share. All 100,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. The Board of Directors had determined in January 2012 to grant Mr. Drohan 750,000 January 2012 Options. Because a sufficient number of options were not available under the 2003 Plan at the time however, pursuant to a resolution of the Board of Directors, the Company granted 739,000 January 2012 Options to Mr. Drohan on January 2, 2012. On April 13, 2012 pursuant to a further resolution of the Board of Directors, the Company granted Mr. Drohan an additional 11,000 January 2012 Options. Mr. Drohan’s January 2012 Options are fully vested as of the date hereof and require him to be an employee of the Company at the time of the exercise of any January 2012 Options. All January 2012 Options are exercisable at $1.70 per share, have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2014. All unexercised January 2012 Options will expire on December 31, 2014. The Board of Directors has determined that when and if the Development Agreement for the Omagine Project is signed by Omagine LLC and the Government, the Company will award a substantial DA Success Bonus to Mr. Drohan in an amount that has yet to be determined. If Omagine LLC signs the DA with the Government, then in determining its compensation policies and decisions subsequent thereto, the Company shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company presently plans to enter into a new employment agreement with Mr. Drohan at some time during 2014, although the terms of such employment agreement have not yet been determined.

Pursuant to a prior employment agreement with the Company (the “Kuczynski Agreement”), Omagine, Inc. was obligated to employ its Vice-President & Secretary, Mr. Charles P. Kuczynski, at an annual base salary of $75,000, plus an additional bonus based on a combination of the Company’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 100,000 shares of Common Stock at $1.25 per share (the “Kuczynski Options”). By mutual agreement between the Company and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect and the Kuczynski Options were thereafter exercised by Mr. Kuczynski. Mr. Kuczynski is presently employed by the Company at an annual salary of $100,000 and from 2009 through 2012, Omagine, Inc. has from time to time fully or partially suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to the Company and the Company has accrued Mr. Kuczynski’s unpaid salary which was not paid to him in a timely manner in accordance with the Company’s normal payroll practices. For the years ended December 31, 2013 and 2012, the Company partially paid and partially accrued officer’s compensation of $100,000 due in each such year to Mr. Kuczynski. At December 31, 2013 and 2012, unpaid accrued officer’s compensation due to Mr. Kuczynski was $163,575 and $145,658 respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to Mr. Kuczynski and $51,497 of principal and interest owed by the Company to Mr. Kuczynski pursuant to a promissory note) was offset and utilized by Mr. Kuczynski for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share. The Company has agreed to pay any remaining unpaid and accrued salary to Mr. Kuczynski without interest when and if the Company has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified stock options to Mr. Kuczynski which vested ratably over the five years after the grant date and which are exercisable at $2.60 per share. All 50,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, the Company granted 250,000 January 2012 Options to Mr. Kuczynski. Mr. Kuczynski’s January 2012 Options are fully vested as of the date hereof and require him to be an employee of the Company at the time of the exercise of any January 2012 Options. All January 2012 Options are exercisable at $1.70 per share, have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2014. All unexercised January 2012 Options will expire on December 31, 2014. The Board of Directors has determined that when and if the Development Agreement for the Omagine Project is signed by Omagine LLC and the Government, the Company will award a substantial DA Success Bonus to Mr. Kuczynski in an amount that has yet to be determined. If Omagine LLC signs the DA with the Government, then in determining its compensation policies and decisions subsequent thereto, the Company shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company presently plans to enter into a new employment agreement with Mr. Kuczynski at some time during 2014, although the terms of such employment agreement have not yet been determined.

Employment Benefits

Omagine, Inc. sponsors a 401(k) retirement plan for all eligible employees and provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan.

The Registrant adopted the Omagine, Inc. 401(k) Plan DTD 10-01-2008 (the "401(k) Plan") which is qualified under Section 401(k) of the Internal Revenue Code as a pre-tax plan for eligible employees of the Company. Omagine, Inc. does not presently match any employee contributions made to the 401(k) Plan. The Registrant made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2012 and 2013 in the form of 50,834 and 55,253 shares of Common Stock respectively. Future discretionary contributions and/or matching of employee contributions by the Registrant, if any, will be made pursuant to the recommendation of Omagine, Inc.'s Board of Directors.

Consulting Agreement

Effective March 19, 2007 Omagine, Inc. entered into a consulting agreement expiring December 31, 2007 (the “Hamdan Agreement”) with Mr. Sam Hamdan. Pursuant to the Hamdan Agreement, (i) Mr. Hamdan provides consulting services to the Company, (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President of Omagine, Inc., and (iii) Omagine, Inc. issued Hamdan options to purchase up to 160,000 shares of Omagine, Inc.’s Common Stock at $1.25 per share (the “Hamdan Option”). The Hamdan Option is fully vested and it expires on March 30, 2017. The Hamdan Option is exercisable only if, at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Hamdan is an employee of the Company. The Hamdan Agreement was renewed four times (effective December 31, 2007, 2008, 2009 and 2010) without further compensation to Mr. Hamdan. Upon the fifth renewal of the Hamdan Agreement effective December 31, 2011 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 January 2012 Options. Mr. Hamdan’s January 2012 Options are fully vested and require him to be an employee of or a consultant to the Company at the time of the exercise of any January 2012 Options. All unexercised January 2012 Options will expire on December 31, 2014. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, Omagine LLC. The Hamdan Agreement was again renewed in December 2013 without further compensation to Mr. Hamdan and now expires on December 31, 2014 (See: Exhibit 10.4).

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

At January 1, 2012, the then three Independent Directors who were members of the Board of Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the entire membership of the compensation committee. Mr. Green resigned on January 31, 2012 and Mr. Bucchere died on April 9, 2012. Mr. Green was a member of the compensation committee from January 1, 2012 until his resignation on January 31, 2012. Mr. Bucchere was a member of the compensation committee from January 1, 2012 until his sudden and unexpected death on April 9, 2012. Mr. Lombardo was a member of the compensation committee and its chairman during all of 2012 and 2013, and at December 31, 2013, Mr. Lombardo, who is an Independent Director, was the sole member of the compensation committee.

No person who was a member of the compensation committee during 2013 was an officer or employee of the Registrant or a former officer or employee of the Registrant. Other than the $150,000 loan to the Company made by Mr. Lombardo, no person who was a member of the compensation committee during 2013 is a party to any related party transaction with the Registrant (See: “Directors, Executive Officers and Corporate Governance – Board Committees”  and  “Certain Relationships and Related Transactions, and Director Independence”).

During the fiscal year ended December 31, 2013, no executive officer of the Registrant served as a:

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

The Board of Directors does not expect to fill the two board vacancies for Independent Directors until after the Development Agreement for the Omagine Project is signed with the Government of Oman. Upon the filling of the aforesaid Board of Directors vacancies, two additional Independent Directors will be appointed to the compensation committee.

Compensation Committee Report

Information required under this caption is not required for the Company since it is a smaller reporting company.

Board leadership structure and role in risk oversight

Mr. Frank J. Drohan is the President and Chief Executive Officer of the Registrant and is also the Chairman of the Board of Directors of the Company. Mr. Salvatore Bucchere was the lead Independent Director on the Board of Directors up until his sudden and unexpected death on April 9, 2012, In this capacity, he consulted frequently (at least bi-weekly) with Mr. Drohan (who is often located overseas in Oman) and with Mr. Kuczynski who is a non-independent director and the Vice-President of the Company. Mr. Bucchere, in turn, communicated frequently with the Company’s other two Independent Directors, Mr. Lombardo and Mr. Green (who resigned in January 2012) in order to keep them apprised of current Company issues, events and risks. Mr. Bucchere was an accountant and an audit committee financial expert. Mr. Green is a practicing attorney. Mr. Lombardo is a retired senior executive with extensive experience in risk management at a Fortune 500 company.

In view of the limited human and financial resources of the Company and its singular focus on signing the DA, the Company determined that this board structure was appropriate and effective in carrying out its oversight tasks relevant to the company’s activities and to the risks it faced. The Company greatly regrets the loss of the services of Mr. Green and Mr. Bucchere, both of whom were valued advisers. Given its present resource constraints however, and what it perceives as the almost completed process leading to a signed DA with the Government, the Company has determined to focus its limited amount of human and financial resources on getting the DA signed and to therefore postpone active recruitment of replacements for its two former Independent Directors until after the DA is signed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Plan. At December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date. The 2003 Plan and the 2014 Plan are explained further in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2013.

The following table summarizes information as of the close of business on December 31, 2013 with respect to unexpired and unexercised Stock Options issued under the 2003 Plan.

Equity Compensation Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,285,000	$1.72	0

Equity compensation plans not approved by shareholders	0	$0	0

Total	2,285,000	$1.72	0	**

**
On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. As of the date hereof, 40,000 Stock Options have been issued under the 2014 Plan.

The following table sets forth as of April 11, 2014: (i) the number of shares of Omagine, Inc.'s Common Stock beneficially owned by (a) owners of more than five percent of Omagine, Inc.'s outstanding Common Stock who are known to the Company, (b) the officers of Omagine, Inc. and Omagine, LLC individually, (c) the directors of Omagine, Inc., individually, (d) the officers and directors of Omagine, Inc. and Omagine LLC as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares.

(a)	(b)	(c)
Name and Address	Beneficial Ownership (1)(10)	Percent (1)

Frank J. Drohan (2)(4)	3,375,137	19.9%
Charles P. Kuczynski (2)(5)	931,163	5.9%
Louis J. Lombardo (2)(6)	232,487	1.5%
Mohammed K. Al-Sada (3)(7)	1,636,420	10.3%
William Hanley (3)(8)	246,034	1.6%
Sam Hamdan (3)(9)	910,000	5.6%

All officers and Directors
As a Group of 5 Persons	5,694,821	30.7%

(1)
Applicable percentage ownership in column (c) is based on 15,454,898 Common Shares outstanding as of April 11, 2014 and on Common Shares owned by the named individual including Common Shares underlying Stock Options, Warrants and convertible notes owned by the named individual that are exercisable for Common Shares within 60 days of April 11, 2014. Beneficial ownership and shares outstanding are determined in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Act”). Common Shares underlying Stock Options, Warrants or convertible notes that are currently exercisable or convertible or exercisable or convertible within 60 days of April 11, 2014 are deemed to be outstanding and beneficially owned by the person holding such Stock Options, Warrants or convertible notes for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person.

(2)	The address for each of these individuals is c/o Omagine, Inc. and each is a director of Omagine, Inc. Mr. Drohan and Mr. Kuczynski are officers of the Company.
(3)	The address for each of these individuals is c/o Omagine, Inc. Mr. Hanley is an officer of Omagine, Inc. and Mr. Hamdan is an officer of Omagine LLC.
(4)
Amount in column (b) for Mr. Drohan includes 1,879,677 Common Shares owned of record as of April 11, 2014 by Mr. Drohan plus 1,495,460 Common Shares with respect to which Mr. Drohan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 100,000 Stock Options exercisable at $2.60 per share, (ii) 750,000 Stock Options exercisable at $1.70 per share, (iii) 322,730 Warrants exercisable at $5.00 per share and (iv) 322,730 Warrants exercisable at $10.00 per share.

(5)
Amount in column (b) for Mr. Kuczynski includes 530,223 Common Shares owned of record as of April 11, 2014 by Mr. Kuczynski plus 400,940 Common Shares with respect to which Mr. Kuczynski has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 50,000 Stock Options exercisable at $2.60 per share, (ii) 250,000 Stock Options exercisable at $1.70 per share, (iii) 50,470 Warrants exercisable at $5.00 per share and (iv) 50,470 Warrants exercisable at $10.00 per share.

(6)
Amount in column (b) for Mr. Lombardo includes 59,057 Common Shares owned of record as of April 11, 2014 by Mr. Lombardo plus 173,430 Common Shares with respect to which Mr. Lombardo has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 2,000 Stock Options exercisable at $0.85 per share, (ii) 2,000 Stock Options exercisable at $1.70 per share, (iii) 2,000 Stock Options exercisable at $1.38 per share, (iv) 10,000 Stock Options exercisable at $1.80 per share, (v) 50,000 Stock Options exercisable at $1.70 per share, (vi) 13,230 Warrants exercisable at $5.00 per share, (vii) 13,230 Warrants exercisable at $10.00 per share, and (viii) a convertible promissory note in the principal amount of $150,000 which together with $52,425 of accrued interest thereon (as of March 31, 2014) is convertible at $2.50 per share into 80,970 Common Shares.

(7)
Amount in column (b) for Mr. Al-Sada includes 1,195,300 Common Shares owned of record as of April 11, 2014 by Mr. Al-Sada plus 441,120 Common Shares with respect to which Mr. Al-Sada has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 220,560 Warrants exercisable at $5.00 per share and (ii) 220,560 Warrants exercisable at $10.00 per share.

(8)
Amount in column (b) for Mr. Hanley includes 126,034 Common Shares owned of record as of April 11, 2014 by Mr. Hanley plus 120,000 Common Shares with respect to which Mr. Hanley has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued shares underlying (i) 10,000 Stock Options exercisable at $1.80 per share, (ii) 60,000 Stock Options exercisable at $1.70 per share, (iii) 25,000 Warrants exercisable at $5.00 per share and (iv) 25,000 Warrants exercisable at $10.00 per share.

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

Change in Control Arrangements

No change in control arrangements existed at December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

There were no transactions during the Registrant's 2013 or 2012 fiscal years, nor is there any currently proposed transaction, in which the Registrant was or is to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

During 2012 the Company engaged the son of the Company’s President to perform website design services and paid him $1,000 plus 5,000 January 2012 Options for services rendered.

The Company incurred a marketing and promotional expense of $30,220 during 2012 for a sponsorship fee related to the World Conference on Innovation & Entrepreneurship (“WSIE”) which was held in Boston, Massachusetts in December 2012. The WSIE conference is owned by Tranzishen, LLC which is an entity owned by Mr. Sam Hamdan. Mr. Hamdan who is the Deputy Managing Director of our 60% owned subsidiary Omagine LLC has a consulting agreement with Omagine, Inc. and he may, under certain circumstances, also become Omagine, Inc.’s president. Mr. Hamdan and Mr. Drohan plan to form a new corporation (“Newco”) which will not compete with the Company and which will concentrate exclusively on business and consulting opportunities in the MENA Region.

Related Party Payables

At December 31, 2013, the Company has included $933,837 of related party payables in its balance sheet. This amount consisted of notes (“Notes”) and accrued interest payable, unpaid salary and unreimbursed expenses due to officers and directors of the Company. The Notes are attached hereto as Exhibits 10.6, 10.7, 10.8 and 10.9.

Such $933,837 of related party payables at December 31, 2013 are due and owing as follows:

1. Notes and accrued interest payable to officers and directors of the Company:

	March 31, 2014	December 31, 2013
Due to Louis J. Lombardo, a director of the Company, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued interest	$52,425	$48,726

Totals	$202,425	$198,726

(a)
On March 30, 2012 a total of $298,988 representing the entire principal amount and accrued interest on two Notes which were satisfied in March 2012 ($247,492 on a note that was due to Mr. Drohan and $51,496 on a note that was due to Mr. Kuczynski), both as of March 30, 2012, were offset against the payment due from Messrs. Drohan and Kuczynski to the Company for the shares of Common Stock purchased by them pursuant to the exercise of their Rights in the Rights Offering.

(b)	Other than as mentioned in note (a) above, the amounts provided in the above chart reflect the largest aggregate amount of principal outstanding during the periods for which disclosures are provided.

2. Unpaid salary and unreimbursed expenses due to officers and directors of the Company:

December 31, 2013
Due to Frank Drohan, a Director and the President of the Company	$399,329
Due to Charles Kuczynski, a Director and the Secretary of the Company	$163,575
Due to William Hanley, the Controller of the Company	$168,207
Due to Louis Lombardo, a Director of the Company	$4,000
Totals	$735,111

Director Independence

The Company complies with the standards of "independence" under the NASDAQ Marketplace Rules. Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly Louis J. Lombardo meets the definition of an "independent director" under NASDAQ Marketplace Rule 5605(a)(2). At December 31, 2013 one of the Registrant’s three directors, Mr. Lombardo, is independent.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its independent registered public accounting firm $37,600 in 2012 and $42,750 in 2013 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Frank J. Drohan hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2013 and December 31, 2012;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2013 and December 31, 2012 and for the cumulative period from October 11, 2005 (inception) to December 31, 2013;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for the cumulative period from October 11, 2005 (inception) to December 31, 2013;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013 and December 31, 2012 and for the cumulative period from October 11, 2005 (inception) to December 31, 2013;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description

2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (9)
4.2	Specimen of $5 Warrant Certificate (9)
4.3	Specimen of $10 Warrant Certificate (9)
10.1	The CCIC and CCC Agreement (3)
10.2	The May 4, 2011 Standby Equity Distribution Agreement (6)
10.3	The Shareholder Agreement dated as of April 20, 2011 (7)
10.4	The Hamdan Amendment Agreement *
10.5	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (8)
10.6	Convertible Promissory Note payable to Frank J. Drohan (12)
10.7	Convertible Promissory Note payable to Charles P. Kuczynski (12)
10.8	Convertible Promissory Note No. 1 payable to Louis Lombardo (12)
10.9	Convertible Promissory Note No. 2 payable to Louis Lombardo (12)
10.10	Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC (13)
10.11	Waiver Letter dated May 22, 2012 signed by the Company and YA Master (10)
10.12	YA Note Purchase Agreement and Amended Schedule III thereto (14)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (12)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine, Inc. 401(k) Adoption Agreement (4)
99.2	Amended Omagine, Inc. 2003 Stock Option Plan (5)
99.3	The Omagine, Inc. 2014 Stock Option Plan *
99.4	Omagine LLC letter to the Minister of Tourism dated December 15, 2013 (11)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on May 5, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(7)
Previously filed with the SEC on November 8, 2011 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to the Company’s current Report on Form 8-K filed with the SEC on May 31, 2011.

(8)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on February 7, 2012 as an exhibit to the Company’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(10)	Previously filed with the SEC on September 12, 2012 as an exhibit to the Company's registration statement on Form S-1/A (Registration No. 333-175168) and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on December 16, 2013 and included in the Company’s current Report on Form 8-K and incorporated herein by reference thereto
(12)
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

(13)	Previously filed with the SEC on April 1, 2013 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(14)
YA Note Purchase Agreement previously filed with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference thereto; Amended Schedule III to the YA Note Purchase Agreement previously filed with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2014 .

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on April 15, 2014 on behalf of the Registrant and in the capacities indicated.

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
LOUIS J. LOMBARDO,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2013. The Company is a development stage entity as that term is defined in ASC 915 as issued by the Financial Accounting Standards Board. The presentation of the Company’s financial statements is in accordance with the guidance contained in ASC 915 for financial statements of development stage entities. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended and the cumulative period from October 11, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
April 15, 2014 Freeport, New York

PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$19,723	$62,127
Prepaid expenses and other current assets	10,275	164,139
Total Current Assets	29,998	226,266

PROPERTY AND EQUIPMENT:
Office and computer equipment	150,170	141,963
Less accumulated depreciation and amortization	(138,908)	(133,775)
	11,262	8,188

Other assets	29,982	12,161

TOTAL ASSETS	$71,242	$246,615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$347,935	$320,435
Note payable and accrued interest - YA Global Master SPV,Ltd
(less unamortized discount of $13,332 and $0, respectively)	163,126	-
Accounts payable	246,857	144,763
Accrued officers payroll	727,612	521,362
Accrued expenses and other current liabilities	117,373	107,528
Total Current Liabilities	1,602,903	1,094,088
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,602,903	1,094,088

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
14,935,038 shares in 2013 and 14,369,041 in 2012	14,935	14,369
Committed to be issued:
0 shares in 2013 and 107,500 shares in 2012	-	107
Capital in excess of par value	25,987,795	23,996,481
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(18,307,295)	(15,666,705)
Total Omagine, Inc. stockholders' deficit	(1,505,709)	(856,892)
Noncontrolling interests in Omagine LLC	(25,952)	9,419

Total Stockholders' Deficit	(1,531,661)	(847,473)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,242	$246,615

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Year Ended December 31,		December 31,
	2013	2012	2013
REVENUE:
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including
stock-based compensation of $951,677, $1,141,458 and
$3,028,036, respectively)	1,259,177	1,449,958	4,997,203
Professional fees	115,698	61,588	1,474,940
Consulting fees (including stock-based compensation
of $773,802, $ 699,118 and $1,517,957 respectively)	804,885	736,499	2,765,034
Commitment fees	-	-	300,000
Travel	102,838	136,546	1,097,522
Occupancy	146,897	123,978	1,011,337
Other selling, general and administrative (including sponsorship fee of
$0 and $30,220, respectively)	201,060	281,406	1,929,542
Total Operating Expenses	2,630,555	2,789,975	13,575,578

OPERATING LOSS	(2,630,555)	(2,789,975)	(13,575,578)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Amortization of debt discount	(9,168)	-	(103,078)
Interest income	-	-	8,805
Interest expense	(36,238)	(35,998)	(279,947)
Other (Expense) - Net	(45,406)	(35,998)	(4,449,473)

NET LOSS FROM CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT	(2,675,961)	(2,825,973)	(18,025,051)

Add net loss attributable to noncontrolling interest in Omagine LLC	35,371	35,997	91,524

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(2,640,590)	(2,789,976)	(17,933,527)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS APPAREL	-	-	(345,990)

NET LOSS	(2,640,590)	(2,789,976)	(18,279,517)

Net preferred stock dividends	-	-	27,778

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,640,590)	$(2,789,976)	$(18,307,295)

LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.20)	$(1.87)
LOSS PER SHARE - CONTINUING OPERATIONS -REAL ESTATE
DEVELOPMENT	$(0.18)	$(0.20)	$(1.83)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL	$(0.00)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,798,906	14,240,622	9,789,997

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development	Development
			Common Stock					Stage	Stage
	Preferred Stock .		Issued and Outstanding .		Committed to be issued .		Capital in	Commencing	Commencing	Noncontrolling
		$0.001 Par		$0.001 Par		$0.001 Par	Excess of	October	October	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	11,2005	11,2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock Option Expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net Loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	$-	14,369,041	$14,369	107,500	$107	$23,996,481	$(9,201,144)	$(15,666,705)	$9,419	$(847,473)

Issuance of Common Stock committed to stockholder
relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

Issuance of Common Stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	1,445,744	-	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution			55,253	55	-		76,195				76,250

Stock options exercised by Director's Estate			4,000	4			2,716				2,720

Issuance of Common Stock for cash			71,162	71			74,929				75,000

Stock grant to consultant for services renderred			5,000	5			5,325				5,330

Stock grants to stockholder relation agents for fees			40,000	40			38,500				38,540

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)			163,094	164			204,836				205,000

Stock grant to IT consultants for fees			19,988	20			18,169				18,189

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	-	$-	14,935,038	$14,935	-	$-	$25,987,795	$(9,201,144)	$(18,307,295)	$(25,952)	$(1,531,661)

See accompanying notes to consolidated financial statements

OMAGINE, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Year ended /December 31		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,640,590)	$(2,789,976)	$(17,933,527)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(35,371)	(35,997)	(91,524)
Depreciation and amortization	11,801	3,662	172,916
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	1,445,744	1,761,076	3,659,293
Stock-based compensation related to issuance of Common Stock for stockholder investor relations including amortization of $179,965 and 26,377 in 2013 and 2012 respectively, arising from grants to
service providers	179,965	178,077	405,542
Issuance of Common Stock for Consulting fees	23,519	3,250	41,770
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250	422,500
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	-	450,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(5,382)	(144,313)	(167,923)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on notes payable	28,958	25,625	213,168
Accounts payable	102,094	(232,531)	275,298
Accrued officers' payroll	206,250	168,000	1,319,885
Accrued expenses and other current liabilities	9,845	20,417	67,501
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(596,917)	(966,460)	(6,033,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,207)	(9,393)	(49,773)

Net cash flows used by investing activities	(8,207)	(9,393)	(49,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	5,960	(24,923)
Repayment of convertible notes payable	-	(25,000)	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds of issuance of note payable to YA Global Master SPV, Ltd.	180,000		180,000
Repayment of note payable to YA Global Master SPV, Ltd.	(25,000)		(25,000)
Proceeds from sale of Common Stock	407,720	90,000	3,278,820
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of Common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	731,639	731,639
Net cash flows provided by financing activities	562,720	802,599	6,100,658

NET INCREASE (DECREASE) IN CASH	(42,404)	(173,254)	17,091

CASH BEGINNING OF PERIOD	62,127	235,381	2,632

CASH END OF PERIOD	$19,723	$62,127	$19,723

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$965	$1,289	$5,285

Interest paid	$4,896	$8,247	$30,575

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from Rights Offering concluded March 30, 2012	$-	$1,267,540	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	-	328,139	328,139
Accounts payable	-	9,000	9,000
Accrued officers' payroll	-	175,938	175,938
Due officers and directors	-	22,824	22,824
Total	-	535,901	535,901
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$-	$731,639	$731,639

Issuance of Common Stock to stockholder relations agents for fees	38,540	-	$216,617

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

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements. The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to a standby equity distribution agreement with an investment fund. Accordingly, its financial statements have been presented in DSE format for the period beginning on October 11, 2005 (the date of the acquisition of JOL and inception of the DSE period) to December 31, 2013.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. LLC is an Omani corporation, which was organized under the laws of the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

Financial Instruments - Financial instruments include cash, convertible notes payable, note payable and accrued interest, accounts payable, accrued officers’ payroll, amounts due officers and directors and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2013 and December 31, 2012, cash includes approximately $7,800 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results as determined at a later date could differ from those estimates.

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

Income Taxes - The Company is subject to income taxes at both the federal and state level. Separate state income tax returns are filed with each state in which the Company is incorporated or qualified as a foreign corporation. Other than LLC which is subject to income taxes in Oman, the Company is not presently subject to income taxes in any foreign country. The Company reports interest and penalties as income tax expense. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company establishes a provision for income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for the relevant period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, the Company has recognized compensation expense using a straight-line amortization method. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2013 and 2012 was $1,445,744 and $1,761,076 respectively (See Note 7).

Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the years ended December 31, 2013 and 2012, the shares of the Company’s $0.001 par value common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would have been anti-dilutive:

	Shares Issuable
	Years Ended December 31,
	2013	2012

Convertible Notes	139,175	128,174
Stock Options	2,285,000	2,269,000
Warrants	6,422,124	6,363,674
Total Shares of Common Stock Issuable	8,846,299	8,760,848

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists" ("ASU 2013-11”), which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however early adoption is permitted as is a retrospective application. The Company is currently evaluating the impact, if any, that ASU 2013-11 will have on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). ASU 2012-04 covers a wide range of Topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The Company anticipates that the adoption of ASU 2012-04 will not materially affect its consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” (“ASU 2012-03”). ASU 2012-03 amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The Company anticipates that the adoption of ASU 2012-03 will not materially affect its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of any such standard is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2013, the negative working capital of the Company was $1,572,905. Further, the Company incurred net losses of $2,640,590 and $2,789,976 for the years ended December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	2013	2012

Fair value of restricted shares of common stock issued on December 14, 2012 to investor relations consultant (See Note 6) (a)	$0	$151,700

$29,520 fair value of of 30,000 shares of restricted shares of common stock issued to investor relations consultant for period covering September 5, 2013 to March 4, 2014, net of $19,245 amortization thereof (See Note 6) (a)	$10,275	$0

Travel advances	$0	$12,439

Totals	$10,275	$164,139

(a)      Fair values are based on the public trading price of the Company's Common Stock on the date of commitment net of restricted stock discount (calculated under Finnerty Method).

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

	December 31,	December 31,
	2013	2012

Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	150,000	150,000
Accrued Interest	48,726	33,726

Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	50,000
Accrued Interest	36,195	28,695

Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:

Principal	50,000	100,000
Accrued Interest	13,014	8,014
	$347,935	320,435

NOTE 5 – NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV LTD.

Notes payable and accrued interest – YA Global Master SPV Ltd. at December 31, 2013 consists of:

	December 31,
	2013	2012
Due to YA Global Master SPV Ltd., interest at 10% per annum, payable in monthly installments of principal plus interest, due in September 2014.	$175,000	-
Less: Unamortized debt discount	(13,332)	-
Principal, net	161,668	-
Accrued interest	1,458	-
Total	$163,126	-

On July 26, 2013, the Company and YA Global Master SPV Ltd. (“YA”), the investment fund which is a party to the SEDA with the Company, entered into a loan agreement (the “YA Loan Agreement“) whereby the Company borrowed $200,000 from YA for 12 months at an annual interest rate of 10% (the “YA Loan”). The YA Loan Agreement calls for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors LLC thereby making the net YA Loan proceeds to the Company equal to $180,000. A post-effective amendment updating the SEDA registration statement was declared effective by the SEC on August 15, 2013. The Company received such $180,000 net proceeds on September 3, 2013 and the YA Loan Agreement was amended to establish November 3, 2013 as the first of eleven installment dates for the YA Loan. Below is a summary of the remaining payments of principal due under the YA Loan Agreement:

1 monthly installment of $12,500	$12,500
3 monthly installments of $17,500	52,500
4 monthly installments of $20,000	80,000
Final Installment	30,000
Total	$175,000

NOTE 6 – COMMON STOCK

In January 2012, the Company issued and sold a total of 25,063 shares of Common Stock to YA pursuant to the SEDA for proceeds of $40,000. (See Note 9 under “Equity Financing Agreements”).

In January 2012, the Company issued 1,994 restricted shares of Common Stock to a consultant for services rendered valued at $3,250.

In January 2012, the Company issued 15,000 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $15,000.

In February 2012, the Company issued and sold a total of 17,705 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000. (See Note 9 under “Equity Financing Agreements”).

In March 2012, the Company issued and sold a total of 25,712 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000.  (See Note 9 under “Equity Financing Agreements”).

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

In May 2012, the Company issued and contributed an aggregate of 50,834 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.50 closing bid price of the free trading Common Stock on the date of contribution.

On January 16, 2013, the Company issued 107,500 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $163,078. The Company committed to issue such shares on December 14, 2012 and the $163,077 valuation is based on the $1.85 closing bid price of the free trading Common Stock on such commitment date less an 18% restricted stock discount (which was calculated using the Finnerty Method). $11,377 of such $163,077 was expensed as investor relations expense in 2012 and the $151,700 balance was included in prepaid expenses and other current assets at December 31, 2012 and was likewise expensed in 2013 (See Note 3).

On February 20, 2013, the Company issued and sold 100,000 restricted shares of its Common Stock to a non-U.S. corporation for proceeds of $125,000.

On April 30, 2013, the Company issued and contributed an aggregate of 55,253 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.38 closing bid price of the free trading Common Stock on January 15, 2013 (the date of the Board of Directors resolution committing to issue such shares).

In May 2013, the Company issued and sold an aggregate of 33,889 restricted shares of its Common Stock to two investors for proceeds of $35,000.

In May and June 2013, the Company issued and sold a total of 103,521 shares of Common Stock to YA pursuant to the SEDA for proceeds of $145,000 (See Note 9 under “Equity Finance Agreement”).

In July 2013, the Company issued and sold an aggregate of 37,273 restricted shares of its Common Stock to two investors for proceeds of $40,000.

In July 2013, the Company issued and sold a total of 22,762 shares of Common Stock to YA pursuant to the SEDA, for proceeds of $25,000 (See Note 9 under “Equity Financing Agreement”).

In September 2013, the Company issued 10,000 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $9,020, which value was calculated using the Finnerty Method based on a $1.10 bid price of the Company's Common Stock less a 17% discount.

In September 2013, the Company issued and sold a total of 9,686 shares of Common Stock to YA pursuant to the SEDA for proceeds of $10,000 (See Note 9 under “Equity Financing Agreement”).

In September 2013, the Company issued 5,000 restricted shares of Common Stock to a consultant for services rendered valued at $5,330.

On October 8, 2013, the Company issued 30,000 restricted shares of Common Stock valued at $29,520 to an investor relations consultant for 2013 services rendered and 2014 services to be rendered. The Company committed to issue such shares on September 12, 2013 and the $29,520 valuation is based on the $1.20 closing bid price of the Company’s Common Stock on such commitment date less an 17% restricted stock discount (which was calculated using the Finnerty Method). $19,245 of such $29,520 was expensed in 2013 and the $10,275 balance was included in prepaid expenses and other current assets at December 31, 2013 and will be expensed in 2014 (See Note 3).

In October 2013, the Company issued and sold a total of 10,371 shares of Common Stock to YA pursuant to the SEDA, for proceeds of $10,000 (See Note 9 under “Equity Financing Agreement”).

In December 2013, the Company issued and sold a total of 16,754 shares of Common Stock to YA pursuant to the SEDA, for proceeds of $15,000 (See Note 9 under “Equity Financing Agreement”).

In December 2013, the Company issued 19,988 shares of restricted Common Stock to a vendor for services rendered valued at $15,021, which value was calculated using the Finnerty Method based on a $0.91 bid price of the Company’s Common Stock less a 17% restricted stock discount.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Omagine Inc. Stock Option Plan (the "2003 Plan"). The Company has registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At December 31, 2013, there were 2,285,000 unexpired options (“Stock Options”) issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date.

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. As of December 31, 2013 there were no Stock Options issued under the 2014 Plan. (See Note 11- Subsequent Events).

Both the 2003 Plan and the 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

The following is a summary of stock option activity under the 2003 Plan for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	344,000	$2.01	5.67	$13,860
Granted in 2012	2,017,000	$1.70	0.94	-
Exercised in 2012	-	-	-	-
Forfeited / Expired in 2012	(62,000)	$2.19	-	-
Outstanding December 31, 2012	2,299,000	$1.79	1.58	$52,960

Exercisable at December 31, 2012	2,269,000	$1.78	1.50	$52,960

Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in 2013	2,000	$1.38	-	$-
Exercised in 2013	(4,000)	$0.68	-	$-
Forfeited / Expired in 2013	(12,000)	$3.55	-	$-
Outstanding December 31, 2013	2,285,000	$1.72	1.43	$1,100

Exercisable at December 31, 2013	2,285,000	$1.72	1.43	$1,100

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 stock options (the “January 2012 Options”) to 13 individuals. On January 31, 2012, 50,000 January 2012 Options previously issued to an independent Director were cancelled in accordance with their terms upon such Director’s resignation. On April 9, 2012, an independent director died and, pursuant to the Plan, all 50,000 January 2012 Options previously granted to him immediately vested and the expiration date of his January 2012 Options and all others then held by him were fixed at April 8, 2013. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to 2 individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered. Other than the former independent director that died, all other January 2012 Options vested 50% on the date of issuance and 50% on July 1, 2012 and were to expire on December 31, 2012. On December 26, 2012 pursuant to a resolution of the Board of Directors, the December 31, 2012 expiration date of the 1,965,000 January 2012 Options then outstanding was extended to December 31, 2013 (the “Extension”). On December 18, 2013, pursuant to a resolution of the Board of Directors, the December 31, 2013 expiration date of the 1,965,000 January 2012 Options then outstanding was extended to December 31, 2014 (the “Second Extension”).

Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to the Company and who also holds 160,000 stock options presently exercisable at $1.25 per share which expire on March 31, 2017 and which were granted pursuant to a March 2007 consulting agreement which expires on December 31, 2014; (iv) a grant of 10,000 January 2012 Options to a consultant to whom the Company paid consulting fees totaling $15,000 and $24,000 during each of the years ended December 31, 2013 and 2012 respectively; and (v) a grant of 5,000 January 2012 Options to the son of the Company’s President for website design services rendered (who was also paid $1,000 during the year ended December 31, 2012 for services rendered). The Company incurred an expense of $30,220 during 2012 for a sponsorship fee paid to an entity owned by the Deputy Managing Director of Omagine LLC.

All January 2012 Options are fully vested, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2014. The fair value of the 1,994,000 January 2012 Options granted in January 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 1 year and 6 month terms [365 days and 184 days], (iii) 161% expected volatility, (iv) 0.10% [1 year term] and 0.04% [6 month term] risk free interest rates. The fair value of the 21,000 January 2012 Options granted in April 2012 was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.70 share price, (ii) 9 month and 6 month terms, (iii) 161% expected volatility, (iv) 0.10% [9 month term] and 0.04% [6 month term] risk free interest rates.

The $1,685,629 estimated fair value of the initial issuance of all January 2012 Options was calculated using the Black-Scholes option pricing model and such $1,685,629 was expensed evenly by the Company over the one year 2012 requisite service period of such January 2012 Options.

The $1,373,326 estimated fair value of the Extension was calculated using the Black-Scholes option pricing model and the following assumptions: (i) $1.77 share price, (ii) 370 day term of the Extension, (iii) 125% expected volatility, (iv) 0.16% (370 day term) risk free interest rate and such $1,373,326 was expensed evenly by the Company over the 370 day requisite service period of the Extension (December 27, 2012 through December 31, 2013).

The $671,440 estimated fair value of the Second Extension was calculated using the Black Scholes option pricing model and the following assumptions (i) $0.89 share price, (ii) 378 day term of the Second Extension, (iii) 144% expected volatility, (iv) 0.13% (378 day term) risk free interest rate, and such $671,440 is being expensed evenly over the 378 day requisite service period of the Second Extension (December 19, 2013 through December 31, 2014).

On January 15, 2013 pursuant to a resolution of the Board of Directors an independent director was granted 2,000 stock options valued at $2,760 which expire on January 14, 2018 and are exercisable at $1.38.

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

A summary of the status of the Company’s non-vested shares as of December 31, 2013 and 2012, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at January 1, 2012	60,000	$2.60	6.83
Granted in 2012	2,017,000	$1.70	0.96
Forfeited / Expired in 2012	(50,000)	$1.70	0.92
Vested in 2012	(1,997,000)	$1.70	0.72
Nonvested shares at December 31, 2012	30,000	$2.60	5.83

Nonvested shares at January 1, 2013	30,000	$2.60	5.83
Granted in 2013	2,000	$1.38	4.83
Forfeited / Expired in 2013	-	$-	-
Vested in 2013	(32,000)	$2.52	3.83
Nonvested shares at December 31, 2013	-	-	-

Stock Options Outstanding as of December 31, 2013 (all non-qualified) consist of:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2014
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
Totals	2,285,000	2,285,000

The following table summarizes information about stock options outstanding at December 31, 2013:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	6,000	$0.74	2.11	6,000	$0.74
$1.01 - $2.00	2,129,000	1.67	1.19	2,129,000	1.67
$2.01 - $3.00	150,000	2.60	4.83	150,000	2.60
Totals	2,285,000	$1.72	1.43	2,285,000	$1.72

As of December 31, 2013, there was $650,508 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $648,888 in 2014 and $540 in years 2015, 2016 and 2017.

Warrants

Simultaneously with the rights offering conducted by the Company between February 24, 2012 and March 30, 2012, the Company also distributed a total of 6,363,674 common stock purchase warrants (“Warrants “) to common stockholders of record on February 24, 2012 (the “Warrant Distribution”). Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,181,837 of such Warrants is $5.00 per share and the exercise price of the other 3,181,837 of such Warrants is $10.00 per share. In the Warrant Distribution, the Company did not distribute 58,450 Warrants (the “California Warrants”) to certain of its shareholders who were residents of California (the “California Shareholders”) because the registration and/or qualification in California of the California Warrants and the Common Stock underlying the California Warrants had not yet then been approved by the California Department of Corporations (the “California Approval”). The Company received the California Approval on February 13, 2013; the registration statement registering the California Warrants and the Common Stock underlying the California Warrants was declared effective by the SEC on April 26, 2013; and the Company distributed the 58,450 California Warrants (29,225 exercisable at $5 and 29,225 exercisable at $10) to the California Shareholders in May 2013. All Warrants expire on December 31, 2014 unless redeemed earlier by the Company upon 30 days prior notice to the Warrant holders. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 8 - INCOME TAXES

Deferred tax assets are comprised of the following:

	December 31, 2013	December 31, 2012
Federal net operating loss carry forwards	$4,936,000	$4,739,000
State and city net operating loss carry forwards, net of federal tax benefit	1,410,000	1,354,000
	6,346,000	6,093,000
Less: Valuation allowance	(6,346,000)	(6,093,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at December 31, 2013.

At December 31, 2013, the Company had federal net operating loss carry forwards of approximately $14,104,000, expiring in various amounts from fiscal year 2017 to fiscal year 2033.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 9 – COMMITMENTS AND CONTINGENTCIES

Leases

The Company leases its executive office in New York, NY under a lease which was extended in March 2013 and now expires on December 31, 2015. Omagine LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease commencing in January 2014 and providing for an annual rental of $35,880. Rent expense for the years ended December 31, 2013 and 2012 was $146,897 and $123,978 respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above the base period and for an allocated share of electricity usage. It also required the Company to increase the security deposit under the lease from $12,154 to $29,300.

At December 31, 2013, the future annual minimum lease payments required to be made under non-cancelable operating leases were as follows:

2014	$102,878
2015	102,878
Total	$205,756

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement with the Company, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2013 and 2012, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At December 31, 2013 and 2012, unpaid accrued officer’s compensation due to this Company officer was $398,154 and $273,154 respectively. During the year ended December 31, 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to this Company officer and $247,492 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 322,730 Rights to purchase 322,730 shares of the Company’s Common Stock at $1.25 per share.

Pursuant to a prior employment agreement with the Company, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2013 and 2012, the Company partially paid and partially accrued officer’s compensation of $100,000 due in each such year to its Vice President and Secretary. At December 31, 2013 and 2012, unpaid accrued officer’s compensation due to this Company officer was $163,575 and $145,658 respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to this Company officer and $51,497 of principal and interest owed by the Company to this individual pursuant to a promissory note) was offset and utilized by this individual for the exercise of 50,470 Rights to purchase 50,470 shares of the Company’s Common Stock at $1.25 per share.

For the years ended December 31, 2013 and 2012, the Company partially paid and partially accrued officer’s compensation of $80,000 due in each such year to its Controller and Principal Accounting Officer. At December 31, 2013 and 2012, unpaid accrued officer’s compensation due to this Company officer was $165,883 and $102,550 respectively. During the year ended December 31, 2012, $31,250 of accrued but unpaid officer’s compensation due to this Company officer was offset and utilized by this individual for the exercise of 25,000 Rights to purchase 25,000 shares of the Company’s Common Stock at $1.25 per share.

Contingent Fee Payment Obligation

The Company presently anticipates that soon after the signing of the Development Agreement (“DA”), Omagine LLC will execute an agreement with Michael Baker Corp. ("Baker") to hire Baker as its Program Manager and Project Manager (the “PM Contract”). The Company has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, the Company agreed that when and if Omagine LLC signs a DA with the Government of Oman, then, and only then, the Company would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The Contingent Fee will never be due or owing to Baker if Omagine LLC fails to sign the DA with the Government but the Contingent Fee will be due and owing to Baker from the Company irrespective of whether or not Omagine LLC and Baker execute the PM Contract.

Equity Financing Agreements

On May 4, 2011, Omagine and an investment fund, YA Global Master SPV Ltd. (“YA”), entered into a two year Stand-By Equity Distribution Agreement which was amended on June 21, 2011 (the “SEDA”). Omagine issued 244,216 restricted shares of its Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. The SEDA was originally scheduled to expire on September 1, 2013 but, as of July 26, 2013, it was amended by the parties without any further commitment fee to extend it for one year. The SEDA now expires on September 1, 2014. Pursuant to the terms of the SEDA, Omagine may, in its sole discretion and upon giving written notice to YA (an “Advance Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately following such Advance Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such Trading Day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and its effective status expired on May 25, 2012. Omagine filed an amendment to the Registration Statement with the SEC to continue to make sales of Shares to YA available to it pursuant to the SEDA and on April 25, 2013 the SEC declared such Registration Statement effective. Omagine filed an amendment to the Registration Statement with the SEC on August 8, 2013 to reflect the one year extension of the SEDA and on August 15, 2013 the SEC declared such Registration Statement effective.

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

Omagine LLC Shareholder Agreement

Omagine, Inc. and JOL organized Omagine LLC in Oman with an initial cash capital of twenty thousand (20,000) Omani Rials (equivalent to approximately $52,000). Subsequently, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an additional cash capital contribution of 70,000 Omani Rials (equivalent to approximately $182,000) into Omagine LLC and agreed to make a further additional cash capital contribution (the “OMAG Final Equity Investment”) to Omagine LLC after the execution of the Development Agreement and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement) of 210,000 Omani Rials (equivalent to approximately $546,000). As of December 31, 2013 Omagine, Inc. has invested 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC and has made cash advances of 15,000 Omani Rials (equivalent to approximately $39,000) to Omagine LLC against the OMAG Final Equity Investment (See Note 11- Subsequent Events).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012, accounts payable and accrued and other current liabilities include $7,499 and $2,000 respectively due to officers and directors of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On January 10, 2014, the Company issued 34,374 restricted shares of Common Stock valued at $26,248 to a law firm for legal services rendered, which value was calculated using the Finnerty Method based on a $0.92 bid price of the Company’s Common Stock less a 17% restricted stock discount.

In January 2014, the Company issued and sold 72,876 shares of Common Stock to YA pursuant to the SEDA for proceeds of $60,000 (See Note 9 under “Equity Financing Agreement”).

On February 13, 2014, pursuant to a resolution of the Board of Directors, the Company committed to issue and contribute an aggregate of 75,315 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.04 closing bid price of the Common Stock on the date of the contribution.

In February 2014, the Company issued and sold 100,198 shares of Common Stock to YA pursuant to the SEDA for proceeds of $175,000 (See Note 9 under “Equity Financing Agreement”).

On March 3, 2014 Omagine, Inc. advanced an additional 14,000 Omani Rials (equivalent to approximately $36,400) to Omagine LLC against the OMAG Final Equity Investment.

On March 6, 2014, the Board of Directors approved the adoption of the Omagine, Inc. 2014 Stock Option Plan (the “2014 Plan”) pursuant to which the Company will reserve 3,000,000 shares of its Common Stock for issuance under the 2014 Plan. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan.

On March 14, 2014, the Company issued and sold 70,000 restricted shares of Common Stock to an accredited investor for proceeds of $70,000.

On March 28, 2014, pursuant to a resolution of its Board of Directors the Company committed to issue 3,500 restricted shares of Common Stock valued at $6,101 to a consultant for services rendered, which value was calculated using the Finnerty Method based on the $2.10 bid price of the Company’s Common Stock on March 14, 2014 less a 17% restricted stock discount.

On March 28, 2014, the Company granted an aggregate total of 40,000 Stock Options pursuant to the 2014 Plan to four individuals, one of whom is an independent director of the Company and one of whom is an officer of the Company. 30,000 of such Stock Options vest immediately, 10,000 shall vest on March 28, 2015, and all such Stock Options are exercisable at $1.80 per share, and expire five years from the grant date. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 term, (iii) 106 expected volatility, (iv) 1.75% (5 year term) risk free interest rate. Accordingly, $51,914 will be expensed in the year 2014 and $3,462 will be expensed in the year 2015.

On April 8, 2014, the Company issued and sold 13,597 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000 (See Note 9 under “Equity Financing Agreement”).

On April 11, 2014, the Company issued and sold 150,000 restricted shares of Common Stock to an accredited investor for proceeds of $150,000. As of April 11, 2014, such accredited investor owns of record 1,195,300 Common Shares which is 7.7% of the Company’s 15,454,898 issued and outstanding Common Shares on such date. As of April 11, 2014, such accredited investor also owns 441,120 currently exercisable Warrants that expire on December 31, 2014 (220,560 Warrants exercisable at $5.00 per share and 220,560 Warrants exercisable at $10.00 per share) which gives him the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Rule”) of 441,120 Common Shares which are unissued shares underlying the 441,120 Warrants. The Rule specifies, among other things, that Common Shares underlying currently exercisable Warrants are deemed to be outstanding and beneficially owned by the person holding such Warrants for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person. Therefore, as of April 11, 2014 as calculated pursuant to the Rule, such accredited investor is deemed to be the beneficial owner of 1,636,420 Common Shares which is 10.3% of the Company’s then deemed to be outstanding 15,896,018 Common Shares.

On April 11, 2014 Omagine, Inc. advanced an additional 12,000 Omani Rials (equivalent to approximately $31,200) to Omagine LLC and as of such date has made cash advances totaling 41,000 Omani Rials (equivalent to approximately $106,600) to Omagine LLC against the OMAG Final Equity Investment.