Form 10-Q
period 2014-03-31
Omagine, Inc.
filed 2014-05-20
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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
[ ] Yes [X] No

As of May 16, 2014, the registrant had outstanding 15,578,490 shares of common stock, par value $.001 per share (“Common Stock”).

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$67,942	$19,723
Prepaid expenses and other current assets	26,910	10,275
Total Current Assets	94,852	29,998

PROPERTY AND EQUIPMENT:
Office and computer equipment	150,170	150,170
Less accumulated depreciation and amortization	(140,091)	(138,908)
	10,079	11,262

Other assets	29,982	29,982

TOTAL ASSETS	$134,913	$71,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$349,709	$347,935
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $11,000 and $13,332, respectively)	117,563	163,126
Accounts payable	201,678	246,857
Accrued officers payroll	756,862	727,612
Accrued expenses and other current liabilities	122,760	117,373
Total Current Liabilities	1,548,572	1,602,903
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,548,572	1,602,903

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
15,289,301 shares in 2014 and 14,935,038 in 2013	15,289	14,935
Capital in excess of par value	26,605,978	25,987,795
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(18,802,437)	(18,307,295)
Total Omagine, Inc. stockholders' deficit	(1,382,314)	(1,505,709)
Noncontrolling interests in Omagine LLC	(31,345)	(25,952)

Total Stockholders' Deficit	(1,413,659)	(1,531,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134,913	$71,242

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			October 11, 2005
			(Inception of
			Development
			Stage) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014
REVENUE:
Total revenue	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including
stock-based compensation of $200,390, $292,331 and
$3,228,426, respectively)	276,640	368,581	5,273,843
Professional fees (including stock-based compensation
of $10,436, $0 and $10,436 respectively)	17,671	9,091	1,492,611
Consulting fees (including stock-based compensation
of $97,174, $ 275,286 and $1,615,131, respectively)	103,647	282,595	2,868,681
Commitment fees	-	-	300,000
Travel	16,322	34,125	1,113,844
Occupancy	39,353	30,920	1,050,690
Other selling, general and administrative	32,812	60,522	1,962,354
Total Operating Expenses	486,445	785,834	14,062,023

OPERATING LOSS	(486,445)	(785,834)	(14,062,023)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	1,004,666
Impairment of goodwill	-	-	(5,079,919)
Amortization of debt discount	(2,332)		(105,410)
Interest income	-	-	8,805
Interest expense	(11,758)	(6,781)	(291,705)
Other (Expense) - Net	(14,090)	(6,781)	(4,463,563)

NET LOSS FROM CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT	(500,535)	(792,615)	(18,525,586)

Add net loss attributable to noncontrolling interest in Omagine LLC	5,393	6,572	96,917

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(495,142)	(786,043)	(18,428,669)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS APPAREL	-	-	(345,990)

NET LOSS	(495,142)	(786,043)	(18,774,659)

Net preferred stock dividends	-	-	27,778

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(495,142)	$(786,043)	$(18,802,437)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.05)	$(1.90)
LOSS PER SHARE - CONTINUING OPERATIONS -REAL ESTATE
DEVELOPMENT	$(0.03)	$(0.05)	$(1.86)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL	$(0.00)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,080,792	14,361,414	9,896,019

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development	Development
			Common Stock					Stage	Stage
	Preferred Stock		Issued and Outstanding		Committed to be issued		Capital in	Commencing	Commencing	Noncontrolling
	$0.001 Par		$0.001 Par		$0.001 Par		Excess of	October 11,	October 11,	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	2005	2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$108	5,667,569	$5,668	-	-	$13,797,424	$(9,201,144)	-	-	$4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of stock under Stock Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

Sale of stock under Stock Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of stock under Stock Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of stock under Stock Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to Consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock Option Expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby EquityDistribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net Loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	-	14,369,041	14,369	107,500	107	23,996,481	(9,201,144)	(15,666,705)	9,419	(847,473)

Issuance of Common Stock committed to stockholder relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

Issuance of Common Stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	1,445,744	-	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	-	-	55,253	55	-	-	76,195	-	-	-	76,250

Stock options exercised by Director's Estate	-	-	4,000	4	-	-	2,716	-	-	-	2,720

Issuance of Common Stock for cash	-	-	71,162	71	-	-	74,929	-	-	-	75,000

Stock grant to consultant for services rendered	-	-	5,000	5	-	-	5,325	-	-	-	5,330

Stock grants to stockholder relation agents for fees	-	-	40,000	40	-	-	38,500	-	-	-	38,540

Issuance of Common Stock under New Standby Equity	-	-
Distribution Agreement (New SEDA)			163,094	164	-	-	204,836	-	-	-	205,000

Stock grant to IT consultants for fees	-	-	19,988	20	-	-	18,169	-	-	-	18,189

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	-	-	14,935,038	14,935	-	-	25,987,795	(9,201,144)	(18,307,295)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	-	-	34,374	34	-	-	26,214	-	-	-	26,248

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	-	-	173,074	173	-	-	234,827	-	-	-	235,000

Issuance of Common Stock for 401(k) Plan contribution	-	-	73,315	73	-	-	76,177	-	-	-	76,250

Issuance of Common Stock for cash	-	-	70,000	70	-	-	69,930	-	-	-	70,000

Stock grant to consultant for services rendered	-	-	3,500	4	-	-	6,097	-	-	-	6,101

Stock Option expense	-	-	-	-	-	-	204,938	-	-	-	204,938

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	-	-	-	(5,393)	(5,393)

Net loss	-	-	-	-	-	-	-	-	(495,142)	-	(495,142)

Balances at March 31, 2014 (Unaudited)	-	$-	15,289,301	$15,289	-	$-	$26,605,978	$(9,201,144)	$(18,802,437)	$(31,345)	$(1,413,659)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
			October 11, 2005
			(Inception of
			Development
			Stage) to
	Three Months ended March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(495,142)	$(786,043)	$(18,428,669)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(5,393)	(6,572)	(96,917)
Depreciation and amortization	3,515	807	176,431
Impairment of Goodwill	-	-	5,079,919
Stock based compensation related to stock options	204,938	356,733	3,864,231
Stock-based compensation related to issuance of Common Stock for stockholder investor relations including amortization of $10,275 and 134,634 in 2014 and 2013, respectively, arising from grants to
service providers	10,275	134,634	415,817
Issuance of Common Stock for Consulting fees	6,101	-	47,871
Excess of fair value of Common Stock issued to law firm in excess
of liability satisfied - charged to legal fees	10,436	-	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250	498,750
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	-	-	450,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(26,910)	(27,640)	(194,833)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on notes payable	1,379	6,781	214,547
Accounts payable	(29,367)	17,191	245,931
Accrued officers' payroll	29,250	67,500	1,349,135
Accrued expenses and other current liabilities	5,387	(7,969)	72,888
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(209,281)	(168,328)	(6,243,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(49,773)

Net cash flows used by investing activities	-	-	(49,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	-	(24,923)
Repayment of convertible notes payable	-	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds of issuance of note payable to YA Global Master SPV, Ltd.	-	-	180,000
Repayment of note payable to YA Global Master SPV, Ltd.	(47,500)	-	(72,500)
Proceeds from sale of Common Stock	305,000	125,000	3,583,820
Proceeds from exercise of Common Stock Options
and Warrants	-	-	1,039,125
Purchase of Common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	-	731,639
Net cash flows provided by financing activities	257,500	125,000	6,358,158

NET INCREASE (DECREASE) IN CASH	48,219	(43,328)	65,310

CASH BEGINNING OF PERIOD	19,723	62,127	2,632

CASH END OF PERIOD	$67,942	$18,799	$67,942

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,075	$1,075	$6,360

Interest paid	$9,027	$-	$39,602

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
Common Stock and Warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Excess of fair value of Common Stock issued to law firm in excess of
liability satisfied - charged to legal fees	$10,436	$-	$10,436
Preferred stock dividend paid in Common Stock	$-	$-	$6
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from Rights Offering concluded March 30, 2012	$-	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	$-	$-	$328,139
Accounts payable	-	-	9,000
Accrued officers' payroll	-	-	175,938
Due officers and directors	-	-	22,824
Total	$-	$-	535,901
Stock subscriptions satisfied through payment to Stock Transfer Agent		-
agency account (collected by the Company on April 5, 2012)	$-	$-	$731,639

Issuance of Common Stock to stockholder relations agents for fees	$-	$-	$216,617

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Omagine, Inc. (“Omagine”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc., a New York corporation (“JOL”) and its 60% owned subsidiary Omagine  LLC, a limited liability company incorporated under the laws of the Sultanate of Oman (“LLC”). Omagine, JOL and LLC are collectively referred to herein as the “Company”. Both JOL and LLC are in the real estate development business. LLC is the Omani real estate development company established to do business in Oman.

JOL was acquired by the Company in October 2005. During 2005, 2006 and 2007 the Company had minimal operations and revenue from its other two then wholly-owned subsidiaries – Ty-Breakers Corp. (“Ty-Breakers”) and Contact Sports, Inc. (“Contact”). The businesses of both Ty-Breakers and Contact were discontinued during 2007 and Ty-Breakers and Contact were merged with and into their parent company in March 2008. On May 1, 2006 a contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled by the State of Qatar paying JOL $1 million.

The Company is a development stage entity (DSE) focused on entertainment, hospitality and real-estate development opportunities in the Middle East & North Africa (the “MENA Region”).

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and the notes thereto contained in the Company’s annual report on Form 10-K for the Company’s fiscal year ended December 31, 2013 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014.

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance provided by ASC 915 promulgated by the Financial Accounting Standards Board for DSE financial statements.

The Company has experienced long delays in the start of its operations in Oman and its planned activities have not yet generated revenue. The Company has funded its operating losses to date primarily through the sale of its common stock via private placements, a rights offering to its shareholders and pursuant to standby equity distribution agreements with an investment fund. Accordingly, its financial statements are presented in DSE format since the date of the acquisition of JOL on October 11, 2005, the date of inception of the DSE period, to March 31, 2014.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2014 and December 31, 2013, cash includes approximately $3,900 and $7,800 respectively, in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. For stock options granted, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, the Company has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the quarterly periods ended March 31, 2014 and 2013 were $204,938 and $356,733, respectively. See Note 7.

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

For the three months ended March 31, 2014 and 2013, the shares of the Company’s $0.001 par value common stock (“Common Stock”) underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would have been anti-dilutive:

	Shares Issuable
	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Convertible Notes	139,884	130,886
Stock Options	2,315,000	2,271,000
Warrants	6,422,124	6,363,674
Total Shares of Common Stock Issuable	8,877,008	8,765,560

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

Reclassifications – Certain 2013 account balances have been reclassified to conform to the current year’s presentation.

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). ASU 2012-04 covers a wide range of Topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 were effective for fiscal periods beginning after December 15, 2012. The Company believes that the adoption of ASU 2012-04 will not materially affect its consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” (“ASU 2012-03”). ASU 2012-03 amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The Company believes that the adoption of ASU 2012-03 will not materially affect its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2014, the negative working capital of the Company was $1,453,720. Further, the Company incurred net losses of $495,142 and $2,640,590 for the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
	2014	2013
	(Unaudited)

$29,520 fair value of 30,000 restricted shares of Common Stock issued to investor relations consultant for the period covering September 5, 2013 to March 4, 2014, net of $19,245 amortization thereof through December 31, 2013 (See Note 6) (a)	$-	$10,275
Prepaid rent (Muscat, Oman office)	26,910	-
	$26,910	$10,275

(a) Fair value based on trading price of Company Common Stock on the date of the commitment to issue, net of a restricted stock discount of 18% (calculated under Finnerty Method).

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest consist of:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Due to a director of the Company, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000
Accrued Interest	52,425	48,726
Due to investors, interest at 15% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	38,044	36,195
Due to investors, interest at 10% per annum, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	50,000	50,000
Accrued Interest	9,240	13,014
	$349,709	$347,935

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV LTD.

Notes payable and accrued interest - YA Global Master SPV Ltd. consist of:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Due to YA Global Master SPV Ltd., in the original amount of $200,000 which included a monitoring and management fee of $20,000, interest at 10% per annum, due in 11 monthly installments of principal ($12,500 November 2013 to January 2014, $17,500 from February 2014 from to April 2014, $20,000 from May 2014 to August 2014, and $30,000 in September 2014) plus interest. (See Note 11- Subsequent Events).	$127,500	$175,000

Less: Unamortized debt discount at March 31, 2014 and December 31, 2013	(11,000)	(13,332)
Principal, net	116,500	161,668
Accrued interest	1,063	1,458
Total	$117,563	$163,126

NOTE 6 – COMMON STOCK

On January 16, 2013, the Company issued 107,500 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $163,077. The Company committed to issue such shares on December 14, 2012 and the $163,077 valuation is based on the $1.85 closing bid price of the free trading Common Stock on such commitment date less an 18% restricted stock discount (which was calculated using the Finnerty Method). $11,377 of such $163,077 was expensed as investor relations expense in 2012 and the $151,700 balance was included in prepaid expenses and other current assets at December 31, 2012 and was likewise expensed in 2013.

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

In May and June 2013, the Company issued and sold a total of 103,521 shares of Common Stock to YA Global Master SPV Ltd. ("YA") pursuant to the SEDA for proceeds of $145,000 (See Note 9 under "Equity Finance Agreements").

In July 2013, the Company issued and sold an aggregate of 37,273 shares of its Common Stock to two investors for proceeds of $40,000.

In July 2013, the Company issued and sold a total of 22,762 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000 (See Note 9 under "Equity Finance Agreements").

In September 2013, the Company issued 10,000 restricted shares of Common Stock to an investor relations consultant for services rendered valued at $9,020, which value was calculated using the Finnerty Method based on a $1.10 bid price of the Company's Common Stock less a 17% discount.

In September 2013, the Company issued and sold a total of 9,686 shares of Common Stock to YA pursuant to the SEDA for proceeds of $10,000 (See Note 9 under "Equity Finance Agreements").

In September 2013, the Company issued 5,000 restricted shares of Common Stock to a consultant for services rendered valued at $5,330.

On October 8, 2013, the Company issued 30,000 restricted shares of Common Stock valued at $29,520 to an investor relations consultant for 2013 services rendered and 2014 services to be rendered. The Company committed to issue such shares on September 12, 2013 and the $29,520 valuation is based on the $1.20 closing bid price of the Company's Common Stock on such commitment date less a 17% restricted stock discount (which was calculated using the Finnerty Method).  $19,245 of such $29,520 was expensed in 2013 and the $10,275 balance was included in prepaid expenses and other current assets at December 31, 2013 and expensed in 2014 (See Note 3).

In October 2013, the Company issued and sold a total of 10,371 shares of Common Stock to YA pursuant to the SEDA for proceeds of $10,000 (See Note 9 under "Equity Finance Agreements").

In December 2013, the Company issued and sold a total of 16,574 shares of Common Stock to YA pursuant to the SEDA for proceeds of $15,000 (See Note 9 under "Equity Finance Agreements").

In December 2013, the Company issued 19,988 restricted shares of Common Stock to a vendor for services rendered valued at $15,021, which value was calculated using the Finnerty Method based on a $0.91 bid price of the Company's Common Stock less a 17% restricted stock discount.

On January 10, 2014, the Company issued 34,374 restricted shares of Common Stock valued at $26,248 to a law firm in satisfaction of an account payable of $15,812 for legal services rendered. Such $26,248 valuation was calculated using the Finnerty Method based on a $0.92 bid price of the Company’s Common Stock less a 17% restricted stock discount. The $10,436 excess of such valuation over the liability owed was expensed by the Company as legal services.

In January 2014, the Company issued and sold 72,876 shares of Common Stock to YA pursuant to the SEDA for proceeds of $60,000 (See Note 9 under “Equity Financing Agreements”).

On February 13, 2014, pursuant to a resolution of the Board of Directors, the Company committed to issue and contribute an aggregate of 73,315 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.04 closing bid price of the Common Stock on the date of the contribution.

In February 2014, the Company issued and sold 100,198 shares of Common Stock to YA pursuant to the SEDA for proceeds of $175,000 (See Note 9 under “Equity Financing Agreements”).

On March 14, 2014, the Company issued and sold 70,000 restricted shares of Common Stock to an accredited investor for proceeds of $70,000.

On March 28, 2014, pursuant to a resolution of its Board of Directors, the Company committed to issue 3,500 restricted shares of Common Stock valued at $6,101 to a consultant for services rendered, which value was calculated using the Finnerty Method based on the $2.10 bid price of the Company’s Common Stock on March 14, 2014 less a 17% restricted stock discount.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Omagine Inc. Stock Option Plan (the "2003 Plan"). The 2003 Plan expired on August 31, 2013. On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of stock options (“Stock Options”) to purchase shares of the Company’s Common Stock.

The Company has registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At March 31, 2014 and at December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, three million (3,000,000) shares of Common Stock were reserved for issuance. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. At Mach 31, 2014, there were 40,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

The following is a summary of Stock Option activity under the 2003 Plan and the 2014 Plan for the three months ended March 31, 2014 and 2013 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q1 2013	-	-	-	-
Forfeited in Q1 2013	-	-	-	-
Outstanding March 31, 2013	2,301,000	$1.73	1.33	$82,500

Exercisable at March 31, 2013	2,271,000	$1.72	1.25	$82,500

Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Exercised in Q1 2014	-	-	-	-
Forfeited in Q1 2014	-	-	-	-
Outstanding March 31, 2014	2,325,000	$1.73	1.25	$291,920

Exercisable at March 31, 2014	2,315,000	$1.73	1.23	$291,920

On January 2, 2012, pursuant to a resolution of the Board of Directors dated December 8, 2011, the Company granted a total of 1,994,000 Stock Options (the “January 2012 Options”) to 13 individuals.50,000 of such January 2012 Options were subsequently cancelled in accordance with their terms. On April 13, 2012, pursuant to a resolution of the Board of Directors, the Company granted a total of 21,000 additional January 2012 Options to two individuals (11,000 of which were granted to an individual who is an officer and director) for services rendered.  The expiration date for all 1,965,000 January 2012 Options was extended from December 31, 2012 to December 31, 2013 (the “First Extension”) and then further extended to December 31, 2014 (the “Second Extension”).

Such grants of January 2012 Options included the grant of: (i) an aggregate of 1,049,000 January 2012 Options to the Company’s three Officers; (ii) an aggregate of 150,000 January 2012 Options to the Company’s then three independent Directors; (iii) a grant of 750,000 January 2012 Options to the Deputy Managing Director of Omagine LLC who is also a consultant to the Company and who also holds 160,000 Stock Options exercisable at $1.25 per share which expire on March 31, 2017.  All 1,965,000 January 2012 Options are fully vested, provide for a cashless exercise feature, are exercisable at an exercise price of $1.70 per share and expire on December 31, 2014.

The $1,685,629 estimated fair value of the initial issuance of all January 2012 Options was calculated using the Black-Scholes option pricing model and was expensed evenly by the Company during 2012. The $1,373,326 estimated fair value of the First Extension was calculated using the Black-Scholes option pricing model and was expensed evenly by the Company over the 370 day requisite service period of the First Extension (December 27, 2012 through December 31, 2013).

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

On April 8, 2013, the estate of a deceased former independent director exercised four thousand (4,000) Stock Options to purchase four thousand (4,000) shares of the Company’s Common Stock. 2,000 of such Stock Options were at an exercise price of $0.51 per share and the other 2,000 of such Stock Options were at an exercise price of $0.85 per share.

On March 28, 2014, the Company granted an aggregate total of 40,000 Stock Options pursuant to the 2014 Plan to four individuals, one of whom is an independent director of the Company and one of whom is an officer of the Company. 30,000 of such Stock Options vested immediately and the remaining 10,000 shall vest on March 28, 2015, and all such Stock Options are exercisable at $1.80 per share and expire five years from the grant date. The $55,376 estimated fair value of such 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility, (iv) 1.75% (5 year term) risk free interest rate. $41,646 of such $55,376 estimated fair value was expensed in the three month period ended March 31, 2014, $10,268 will be expensed during the nine month period ended December 31, 2014, and $3,462 will be expensed during the three month period ended March 31, 2015.

A summary of the Company’s non-vested Stock Options and underlying Common Shares in the 2003 Plan and the 2014 Plan for the three months ended March 31, 2014 and March 31, 2013 (unaudited) is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2013	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Forfeited/Expired in Q1 2013	-	-	-
Vested in Q1 2013	(2,000)	$1.38	4.83
Non-vested shares at March 31, 2013	30,000	$2.60	5.58

Non-vested shares at January 1, 2014	-	-	-
Granted in Q1 2014	40,000	1.80	5.06
Vested in Q1 2014	(30,000)	1.80	5.06
Non-vested shares at March 31, 2014	10,000	1.80	5.06

Stock Options issued and outstanding for the 2003 Plan and the 2014 Plan as of March 31, 2014 (all non-qualified) (unaudited) consist of:
Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2014
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	30,000	$1.80	March 27, 2019
Totals	2,325,000	2,315,000

The following table summarizes information about Stock Options outstanding under the 2003 Plan and the 2014 Plan at March 31, 2014 (unaudited):
	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	6,000	$0.74	1.86	6,000	$0.74
$1.01 - $2.00	2,169,000	1.67	1.02	2,159,000	1.67
$2.00 - $3.00	150,000	2.60	4.58	150,000	2.60
Totals	2,325,000	$1.73	1.18	2,315,000	$1.73

As of March 31, 2014, there was $505,226 of total unrecognized compensation cost relating to unexpired Stock Options. That cost is expected to be recognized $500,144 in 2014, $4,002 in 2015, $540 in 2016 and $540 in 2017.

Warrants

The Company presently has 6,363,674 common stock purchase warrants (“Warrants “) issued and outstanding. Each Warrant is exercisable for the purchase of one whole share of Common Stock. The exercise price of 3,181,837 of such Warrants is $5.00 per share and the exercise price of the other 3,181,837 of such Warrants is $10.00 per share. The Company has filed registration statements with the United States Securities and Exchange Commission (“SEC”) registering the Warrants and the Common Stock underlying the Warrants and such registration statements have been declared effective by the SEC. All Warrants expire on December 31, 2014 unless redeemed earlier by the Company upon 30 days prior notice to the Warrant holders. The exercise prices of the Warrants and the number of shares of Common Stock that the Company must issue upon exercise of Warrants shall not be subject to adjustment for any reason, including but not limited to, any combinations or subdivisions of Common Stock or any dividend, reclassification, reorganization, merger or spin off.

NOTE 8 - INCOME TAXES

Deferred tax assets are comprised of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Federal net operating loss carry forwards	$4,909,000	$4,936,000
State and city net operating loss carry forwards net of federal tax benefit	1,403,000	1,410,000
	6,312,000	6,346,000
Less: Valuation allowance	(6,312,000)	(6,346,000)
Total	$-	$-

Management has determined, based on the Company's current condition that a full valuation allowance is appropriate at March 31, 2014.

At March 31, 2014, the Company had federal net operating loss carry forwards of approximately $14,025,000, expiring in various amounts from fiscal year 2017 to fiscal year 2034.

Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 9 – COMMITMENTS

Leases

The Company leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. Omagine LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease commenced in January 2014 and providing for an annual rental of $35,880. Rent expense for the three months ended March 31, 2014 2013 was $39,353 and $30,920, respectively.

The extended lease on the Company’s executive office in New York provides for payment to the landlord for escalation in real estate taxes above a base period, and for an allocated share of electricity usage.

At March 31, 2014, the future minimum lease payments under non-cancelable operating leases (unaudited) were as follows:

Year Ending March 31,

2015	$102,878
2016	77,158
Total	$180,036

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement with the Company, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual, although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company has continued to accrue salary payable to its President on the basis of an annual salary of $125,000. At March 31, 2014 and December 31, 2013, unpaid accrued officer’s compensation due to this Company officer was $404,404 and $398,154 respectively.

Pursuant to a prior employment agreement with the Company, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Provided Omagine LLC signs the Development Agreement with the Government of Oman for the Omagine Project, the Company plans to enter into a new employment agreement with this individual although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company partially paid and partially accrued officers’ compensation due to its Vice President and Secretary on the basis of an annual salary of $100,000. At March 31, 2014 and December 31, 2013, unpaid accrued officer’s compensation due to this Company officer was $176,575 and $163,575 respectively.

For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company partially paid and partially accrued officers’ compensation due to its Controller and Principal Accounting Officer on the basis of an annual salary of $80,000. At March 31, 2014 and December 31, 2013, unpaid accrued officers’ compensation due to this Company officer was $175,883 and $165,883 respectively.

Contingent Fee Payment Obligation

The Company presently anticipates that soon after the signing of the Development Agreement (“DA”), Omagine LLC will execute an agreement with Michael Baker Corporation ("Baker") to hire Baker as its Program Manager and Project Manager (the “PM Contract”). The Company has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, the Company agreed that when and if Omagine LLC signs a DA with the Government of Oman, then, and only then, the Company would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The Contingent Fee will never be due or owing to Baker if Omagine LLC fails to sign the DA with the Government of Oman but the Contingent Fee will be due and owing to Baker from the Company irrespective of whether or not Omagine LLC and Baker execute the PM Contract.

Equity Financing Agreements

Omagine, Inc. and an investment fund, YA Global Master SPV Ltd. (“YA”), are parties to a Stand-By Equity Distribution Agreement (the “SEDA”). Omagine issued 244,216 restricted shares of its Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. As of July 26, 2013, the SEDA was  amended by the parties without any further commitment fee to extend its expiration date to September 1, 2014. Pursuant to the terms of the SEDA, Omagine may, in its sole discretion and upon giving written notice to YA (an “Advance Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately following such Advance Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such Trading Day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and Omagine filed an amendment to the Registration Statement with the SEC on August 8, 2013 to reflect the one year extension of the SEDA and on August 15, 2013 the SEC declared such Registration Statement effective.

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

Omagine LLC Shareholder Agreement

Omagine, Inc. and JOL organized Omagine LLC in Oman with an initial cash capital of twenty thousand (20,000) Omani Rials (equivalent to approximately $52,000). Subsequently, Omagine, Inc., JOL and three new investors (the “New Investors”) entered into an agreement relating to Omagine LLC (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Omagine, Inc. made an additional cash capital contribution of 70,000 Omani Rials (equivalent to approximately $182,000) into Omagine LLC and agreed to make a further additional cash capital contribution of 210,000 Omani Rials (equivalent to approximately $546,000) (the “OMAG Final Equity Investment”) into Omagine LLC after the execution of the Development Agreement and before the “Financing Agreement Date” (as that term is defined in the Shareholder Agreement). As of March 31, 2014, Omagine, Inc. has invested 90,000 Omani Rials (equivalent to approximately $234,000) into Omagine LLC and has made cash advances of 29,000 Omani Rials (equivalent to approximately $75,400) to Omagine LLC against the OMAG Final Equity Investment (See Note 11- Subsequent Events).

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

NOTE 10– RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, accounts payable includes $5,015 and $7,499, respectively, due to officers and directors of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On April 8, 2014, the Company issued and sold 13,597 shares of Common Stock to YA pursuant to the SEDA for proceeds of $25,000 (See Note 9 under “Equity Financing Agreements”).

On April 11, 2014, the Company issued and sold 150,000 restricted shares of Common Stock to an accredited investor for proceeds of $150,000. As of April 11, 2014, such accredited investor owned of record 1,195,300 Common Shares which is 7.7% of the Company’s 15,454,898 issued and outstanding Common Shares on such date. As of April 11, 2014, such accredited investor also owned 441,120 currently exercisable Warrants that expire on December 31, 2014 (220,560 Warrants exercisable at $5.00 per share and 220,560 Warrants exercisable at $10.00 per share) which gives him the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Rule”) of 441,120 Common Shares which are unissued shares underlying the 441,120 Warrants. The Rule specifies, among other things, that Common Shares underlying currently exercisable Warrants are deemed to be outstanding and beneficially owned by the person holding such Warrants for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person. Therefore, as of April 11, 2014 as calculated pursuant to the Rule, such accredited investor is deemed to be the beneficial owner of 1,636,420 Common Shares which is 10.3% of the Company’s then deemed to be outstanding 15,896,018 Common Shares.

On April 11, May 7, and May 16 of 2014, Omagine, Inc. made advances to Omagine LLC in the aggregate amount of 21,000 Omani Rials  (equivalent to approximately $54,600). As of May 19, 2014, Omagine, Inc. has made cash advances totaling an aggregate of 50,000 Omani Rials (equivalent to approximately $130,000) to Omagine LLC. All such cash advances will be credited against the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) scheduled to be made by Omagine, Inc. into Omagine LLC subsequent to the signing of the DA.

YA Loan Agreements

As previously reported (see Note 5), the Company and YA Global Master Ltd. (“YA”), the investment fund which is a party to the SEDA with the Company entered into a loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”).

On April 22, 2014, the Company and YA entered into another loan agreement (the ”2014 YA Loan Agreement”) whereby the Company borrowed $500,000 from YA for a term of one year at an annual interest rate of 10% (the “2014 YA Loan”). Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, the Company (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The net proceeds of $349,224 of the 2014 YA Loan was received by the Company on April 23, 2014.

The 2014 YA Loan Agreement established June 1, 2014 as the first of twelve monthly installment dates for repayment of the 2014 YA Loan. Below is a summary of the payments of principal due under the 2014 YA Loan:

One monthly installment of $50,000 due June 1, 2014	$50,000

Six monthly installments of $40,000 due July 1, 2014, August 1, 2014, September 1, 2014, February 1, 2015, March 1, 2015, and April 1, 2015	240,000

Four monthly installments of $35,000 due October 1, 2014, November 1, 2014, December 1, 2014, and January 1, 2015	140,000

Final installment due April 22, 2015	70,000

Total	$500,000

Standby Equity Distribution Agreement

As previously reported (see Note 9), Omagine, Inc. and YA entered into the SEDA which expires on September 1, 2014.

On April 22, 2014, the Company and YA entered into another Standby Equity Distribution Agreement (the "2014 SEDA "). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earliest of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, the Company issued 85,822 restricted shares of its Common Stock to YA Global II SPV, LLC which is an affiliate of YA.

Pursuant to the terms of the 2014 SEDA, the Company may in its sole discretion, and upon giving written notice to YA (an "Advance Notice"), periodically sell shares of its Common Stock to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a share of Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

The Company is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from the Company subject to certain conditions including (i) Omagine, Inc. filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine, Inc. in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the VWAP for a share of Common Stock on such Trading Day.  The Company presently intends to file the Registration Statement for the 2014 SEDA at such time as it deems reasonable to cause the Effective Date to occur before the September 1, 2014 expiration date of the SEDA.

On April 24, 2014, the Company paid accrued officers payroll payable of $207,691 to its chief executive officer $187,691, its vice president and secretary $10,000 and its controller and principal accounting officer $10,000 and reduced the accrued officers payroll balance of $756,862 at March 31, 2014 to $549,171. (See Note 9 – Commitments – Employment Agreements).

On April 28, 2014, pursuant to a resolution of its Board of Directors, the Company issued 7,500 restricted shares of Common Stock to a consultant for services rendered valued at $11,392, which value was calculated using the Finnerty Method based on the $1.83 bid price of the Company’s Common Stock on April 28, 2014 less a 17% restricted stock discount.

On May 15, 2014, the Company issued and sold 32,270 shares of Common Stock to YA pursuant to the SEDA for proceeds of $50,000 (See Note 9 under “Equity Financing Agreements”).

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Omagine, Inc. (the "Registrant") was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all of its operations through its 60% owned subsidiary Omagine LLC and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”).

Omagine, Inc., JOL and Omagine LLC are sometimes referred to herein collectively as the "Company". The Company is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board. The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East & North Africa (the “MENA Region”) and on the design and development of unique tourism destinations.

In November 2009, Omagine, Inc. and JOL formed Omagine LLC, a limited liability company organized under the laws of the Sultanate of Oman ("Oman"). Omagine LLC is engaged in the business of real estate development in Oman and was organized to design, develop, own and operate a mixed-use real estate and tourism project in Oman named the “Omagine Project”.

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

Pursuant to the Development Agreement as presently agreed, the Government will issue a license to Omagine LLC designating the Omagine Project as an Integrated Tourism Complex and as such, Omagine LLC will be permitted to sell to any person – including non-Omani persons - the freehold title to land and properties which are developed on the Omagine Site.

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

From October 2013 through the filing date of this report in May 2014, an intensified series of meetings and discussions were held between and among various members of Omagine LLC’s management, shareholders, and lawyers and the Minister of Tourism, His Excellency Ahmed Al-Mahrizi, and senior staff members of the MOT (“MOT Staff”). Several matters were discussed and, other than certain matters discussed below related to the Ministry of Legal Affairs (“MOLA”), His Excellency Al-Mahrizi definitely resolved and decided all outstanding matters with respect to the DA and the text of a “Final DA” was agreed upon.

One final question in the discussions remained which related to MOLA.  Over three years ago, in February 2011, MOLA sent a series of comments on the DA (the “MOLA Comments”) to MOT and MOT subsequently sent the MOLA Comments to us for our review and reply. In March 2011 we sent our reply to the MOLA Comments (the “Omagine Response”) to MOT.  In July 2011 the MOLA Comments and the Omagine Response were incorporated into the DA and the DA was then subsequently approved by MOT.

At a meeting on April 24, 2014, attended by Mr. Frank J. Drohan and Mr. Sam Hamdan (respectively, the Managing Director, and the Deputy Managing Director of Omagine LLC) and a representative of the Royal Court Affairs (which is a 25% shareholder of Omagine LLC), His Excellency Al-Mahrizi sought assurance from the MOT Staff that the MOLA Comments and the Omagine Response were incorporated into the DA.  The MOT Staff was unable to so assure the Minister. Omagine LLC management assured the Minister that all such comments were incorporated into the DA. The Minister requested that, Omagine LLC management meet with the MOT Staff – not to re-negotiate anything – but only to show the MOT Staff where such provisions were incorporated into the DA.  The Minister stated that all matters regarding the DA were resolved and agreed and that he only needed his MOT Staff to assure him that the MOLA Comments and Omagine Response provisions were incorporated into the DA and then he was ready to sign the DA.

Two subsequent meetings were held on April 25, 2014 and May 4, 2014 among the MOT Staff, a staff lawyer for MOT, Omagine LLC management and Omagine LLC’s attorney, where all MOLA Comments and Omagine Responses were efficiently reviewed and resolved. Certain minor changes to the DA were agreed and all such changes were incorporated into a draft of the final DA. The intense desire of the MOT Staff to rapidly resolve all matters surrounding the MOLA Comments at both meetings was palpable, indicating that the MOT Staff was anxious to conclude all matters and quickly get to a DA signing date in accordance with the Minister of Tourism’s stated wishes at the April 24, 2014 meeting referenced above.

At the conclusion of the May 4th meeting, the MOT Staff requested that we provide them with a draft copy of the DA showing in redline (tracked changes), all the changes agreed with the Minister at the April 24, 2014 meeting referred to above as well as all the changes agreed with the MOT Staff at our April 25th and May 4th  meetings with respect to the MOLA Comments so that they could do a review among themselves and with the Minister of Tourism. We consented to this not unreasonable request.

On May 5, 2014, we delivered to Mr. Hilal Al-Hinai, an advisor to H.E. Al-Mahrizi at MOT,  a draft copy of the complete DA and the 32 Schedules to the DA showing all such tracked changes in redline (which were few and mostly inconsequential).  Mr. Al-Hinai promised to call us to confirm the date for a follow-up meeting to discuss the redline draft DA and to finalize the DA and, if required, to discuss any final issues.

On the following day, May 6, 2014, Mr. Al-Hinai called to confirm that the meeting date would be May 14, 2014  --  which date was subsequently re-scheduled by MOT to May 18, 2014.

On May 18, 2014, the MOT Staff and Omagine management again met at MOT for several hours to complete the review of the DA and the 32 Schedules to the DA. The review of approximately 80% of the DA and 32 Schedules was completed and there were no issues unresolved with those matters that were reviewed. The MOT Staff and management and its lawyer determined to re-convene the meeting early the next day - on Monday, May 19, 2014, for the purpose of concluding this review of the entire DA and all Schedules.

On May 19, 2014, the MOT Staff and Omagine management again met at MOT for several hours and completed the review of 100% of the DA and 100% the 32 Schedules to the DA. The result of this final review was that all matters in the DA and Schedules were agreed (including a few minor inconsequential changes made to the DA and to various Schedules). All parties in attendance expressed their delight at the conclusion of this process and looked forward to the signing of the DA and beginning the development of the Omagine Project.

At the conclusion of the May 19th meeting, the MOT Staff again requested that we provide them with a draft copy of the DA showing in redline (tracked changes), the few minor changes agreed at the May 19th meeting so that they could do a review among themselves and with the Minister of Tourism. We will deliver this redline document on or before May 21, 2014.

The MOT Staff indicated that another meeting was probably not necessary as the changes were so few and minor. We insisted however, on having another meeting (the “Final DA Meeting”) as soon as possible to secure a final sign off on the entire DA document and to set a signing date for the DA. We expect the Final DA Meeting to occur sometime shortly after May 26, 2014. Although a truly excessive amount of time was consumed at these meetings to once again plow old ground with new people, in order to reach the conclusive result attained, there was really no alternative but to do so.

Management’s present assessment is that the Minister of Tourism has decided he wants to sign the DA as soon as possible. He has clearly communicated his decisions to the MOT Staff - and his staff has been executing his orders to close this transaction - albeit in a slow and tedious manner. Based in part on the MOT Staff’s telling us at these meetings of the Minister’s strong desire to get the DA signed, management believes that despite the slowness of the recent process, a level of cooperation unseen by us at any prior time was apparent, and complete success was attained by Omagine LLC. We expect the Final DA Meeting to be conclusive after which we expect to meet with the Minister of Tourism to set a signing date for the DA.

The New Krooki (deed) for the Omagine Site reflecting the New Boundaries has not yet been issued by the Ministry of Housing (“MOH”) and the MOT Staff has again been instructed by the Minister of Tourism to pursue its issuance with MOH. To the best knowledge and belief of management, now that all wording of the DA has been settled, no further barrier to signing the DA exists other than the requirement to obtain an updated land deed for the Omagine Site (which requirement we may or may not waive).

Although we have experienced extraordinary delays in the past, it is management’s opinion that we have never before been at a similar point with the Government than we are now. Until a DA signing date is agreed however, no estimate, however well founded, for such a date is certain to occur. While it remains possible that we may object to signing the DA until the New Krooki is actually issued, we remain confident that this long-lasting DA signing struggle is now ended.

Management continues to expect that the DA signing date – while difficult to predict with precision – remains imminent. Past experience indicates that caution should be exercised in making any assumptions until the DA is actually signed by the parties. In light of such past experience, we caution investors that we cannot give any assurance that the DA will be signed by the parties until it is actually signed by them.

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

The UA grants Omagine LLC the absolute right during the Term to use, control, develop and sell (to itself or others) the Project Land pursuant to the terms of the DA. The UA obligates Omagine LLC, beginning on the fifth anniversary of the signing of the UA, to pay the Government an annual fee equal to three hundred Omani Baisa (equivalent to approximately $0.78) for each square meter of Project Land within any legally delineated plot of Project Land upon which plot there is a substantially completed non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after signing the UA and no Usufruct Rent is ever due or owing during the Term with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. open space, roads, building work-in-progress, etc.).

As is present practice in Oman, the Company anticipates that, all sales contracts with third party purchasers of residential or commercial properties will stipulate the payment to Omagine LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, the Company anticipates that (i) the construction costs for a majority of such properties will be “owner-financed” by the relevant purchaser, and (ii) it will therefore not be necessary for Omagine LLC to utilize any Construction Financing from its banks in order to pay for such construction costs. Management expects that this commonly accepted sales contract and payment process will significantly benefit Omagine LLC by reducing its aggregate requirements for Construction Financing from its banks.

The UA and DA also obligate Omagine LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by Omagine LLC or sold by Omagine LLC to any third party during the Term (the “Land Price Payments”). Such Land Price Payments are not due or owing to the Government from Omagine LLC until the time that Omagine LLC legally transfers the freehold title to such land to such purchasers, which time will coincide with the closing of the sale of such properties. Such closings will only occur after Omagine LLC has received final payment from the purchaser of the relevant sales contract amount for such properties. Omagine LLC’s financing profile will therefore be further enhanced since it will not be obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser. At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

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

The Shareholder Agreement

In May 2011, Omagine, Inc., JOL and three (3) investors (the “New Shareholders”) signed a shareholders’ agreement dated as of April 20, 2011 with respect to Omagine LLC (the “Shareholder Agreement”). The New Shareholders are (i) the Office of Royal Court Affairs ("RCA"), (ii) Consolidated Contracting Company S.A. (“CCC-Panama”) and (iii) Consolidated Contractors (Oman) Company LLC (“CCC-Oman”). The Shareholder Agreement is Exhibit 10.3 hereto.

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

Pursuant to the provisions of the Shareholder Agreement, Omagine, Inc. reduced its 100% ownership of Omagine LLC to sixty percent (60%) and Omagine LLC sold newly issued shares of its capital stock to the New Shareholders and to Omagine, Inc. for an aggregate cash investment amount of 26,968,125 Omani Rials (equivalent to approximately $70,117,125) (the “New Investment”) plus an as yet undetermined non-cash “payment-in-kind” investment by RCA (the “PIK”) representing the value to Omagine LLC of the rights to be granted to Omagine LLC pursuant to the DA and UA over the land constituting the Omagine Site.

Pursuant to the terms of the Shareholder Agreement, the New Investment will be invested in three stages.

1.
As of the date hereof an initial portion of the New Investment equal to 130,000 Omani Rials (equivalent to approximately $338,000) has been invested into Omagine LLC by the New Shareholders and Omagine, Inc.

2.
Subsequent to the signing of the DA but prior to the Financing Agreement Date (as hereinafter defined), an additional portion of the New Investment equal to 210,000 Omani Rials which is equivalent to approximately $546,000 (the “OMAG Final Equity Investment”) will be invested into Omagine LLC by Omagine, Inc. (As of the date hereof 50,000 Omani Rials of the OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC in order to maintain Omagine LLC’s liquidity).

3.
On or immediately subsequent to the Financing Agreement Date, the final portion of the New Investment equal to 26,628,125 Omani Rials (equivalent to approximately $69,233,125) will be invested into Omagine LLC by the New Shareholders.

The value, if any, of the PIK investment by RCA will be added to Omagine LLC’s capital after such value is determined subsequent to the signing of the DA.

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

(ii)
Subsequent to Omagine LLC acquiring its rights over the Omagine Site pursuant to the terms of the Development Agreement and Usufruct Agreement, the PIK will be valued by an independent valuation expert and only after the approval and concurrence of Omagine LLC’s independent auditors, such value, if any, will then be booked as an additional non-cash capital investment by RCA into Omagine LLC.

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
(ii)
Omagine Inc. will invest the OMAG Final Equity Investment of 210,000 Omani Rials (equivalent to approximately $546,000) into Omagine LLC after the DA is signed but before the Financing Agreement Date. Investment of the OMAG Final Equity Investment by Omagine, Inc. is not contingent upon the occurrence of the Financing Agreement Date. As of the date hereof 50,000 Omani Rials (equivalent to approximately $130,000) of that OMAG Final Equity Investment has been advanced by Omagine, Inc. to Omagine LLC.

	(iii)	The result of the foregoing is that Omagine, Inc. presently owns sixty percent (60%) of Omagine LLC.
As of the date hereof, the ownership percentage of each Omagine LLC shareholder and the total investment made into and cash advances made to Omagine LLC by each Omagine LLC shareholder is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advances (Omani Rials)
Omagine, Inc.	60%	90,000	$234,000	50,000
RCA	25%	37,500	$97,500
CCC-Panama	10%	15,000	$39,000
CCC-Oman	5%	7,500	$19,500
Total Capital:	100%	150,000	$390,000

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

Omagine, Inc. will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into Omagine LLC after the DA is signed and Omagine LLC will then be capitalized at 360,000 Omani Rials ($936,000). As of the date hereof, Omagine, Inc. has advanced 50,000 Omani Rials ($130,000) of the OMAG Final Equity Investment to Omagine LLC in order to maintain Omagine LLC’s liquidity.

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

The Shareholder Agreement memorializes the PIK capital contribution being made into Omagine LLC by RCA. The PIK represents a portion of RCA’s payment to Omagine LLC for its 25% ownership of Omagine LLC. The value of the PIK will equal the value to Omagine LLC that is ultimately assigned to the provision to Omagine LLC of the approximately 245 acres of beachfront land constituting the Omagine Site which His Majesty the Sultan owned and transferred to the MOT for the specific purpose of having Omagine LLC develop it into the Omagine Project. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of Omagine LLC’s independent auditor.

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

As presently contemplated by the LOI, BNP Paribas CIB (and an Omani bank as its joint-venture partner) will be engaged by Omagine LLC as its financial advisor to assist Omagine LLC in arranging the necessary Construction Financing for the Omagine Project and other financing for Omagine LLC as may be required. We have had extensive discussions with a number of MENA Region financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by BNP Paribas CIB on our behalf. With BNP Paribas CIB leading this effort, management is optimistic with respect to Omagine LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA, which is presently not yet signed recognizes and addresses this issue when it states, in relevant part:

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

Assuming the DA is signed in May 2014, the Company should be well positioned to benefit from the ongoing and improving market conditions in both real estate and project financing since, from a timing perspective, Omagine LLC plans to begin a year or more of intensive design and planning activities after the DA is signed, followed by the launch of residential and commercial sales at the Omagine Project. Assuming the DA is signed in May 2014, the launch date for residential and commercial sales would be planned to occur in mid-2015. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that the continuing recovery of the project finance and local real estate markets will contribute positively to the Company’s future prospects if the DA is signed in May 2014.

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

The DA as presently contemplated (but not yet signed) allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site. Because the Omagine Project will be licensed as an ITC, the Project Land underlying such residences or commercial properties may be sold to the buyer of such residences or commercial properties (which, because of the ITC license designation, such buyer may be any person – including non-Omani person) and the freehold title to such Project Land and properties may be transferred to such buyers at the closing of such sales transactions. The increase over the last several years in the value of the Project Land is expected to have a positive effect on revenue from the sale of residential and commercial properties and on the valuation of the PIK.

As is present practice in Oman, the Company anticipates that, all sales contracts with third party purchasers of residential or commercial properties will stipulate the payment to Omagine LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. (See: Item 2  -  “The Usufruct Agreement”  above).

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

In order to move into the actual design and development stage of the Omagine Project, Omagine LLC and the Government must first memorialize their agreement to the DA in a signed written document. All of management’s past estimates regarding the timing of the signing of the DA have been incorrect. Management is presently conducting what MOT has definitively said are the final meetings with regard to the DA wording and expects these meetings to conclude in the next few days. Management expects that shortly thereafter, the DA will be signed by the parties. No date for the DA signing has been set as of the date hereof. In view of the long history of delays by the Government, no assurance can be given at this time when or if the DA will be signed.

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

THREE MONTHS ENDED MARCH 31, 2014 vs.
THREE MONTHS ENDED MARCH 31, 2013

The Company did not generate any revenue or incur any cost of sales for the three month periods ended March 31, 2014 and 2013, respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $486,445 during the three months ended March 31, 2014 compared to $785,834 during the three months ended March 31, 2013. This $299,389 (38%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: officers and directors’ compensation, including stock based compensation ($91,941), consulting fees, including stock-based compensation ($178,948), travel ($17,803) and other SG&A Expenses ($27,710); offset by increases in professional fees, including stock-based compensation ($8,580), and occupancy costs ($8,433).

The Company sustained a net loss of $495,142 for the three months ended March 31, 2014 compared to a net loss of $786,043 for the three months ended March 31, 2013. This $290,901 (37%) decrease in the Company's net loss for the three months ended March 31, 2014 compared to its net loss for the three months ended March 31, 2013 was principally attributable to the $299,389 decrease in SG&A Expenses mentioned above, less a $4,977 increase in interest expense, $2,332 increase in amortization of debt discount and a $1,179 decrease in net loss attributable to noncontrolling interest in Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $495,142 and $786,043 in the three month periods ended March 31, 2014 and 2013, respectively. During the three month period ended March 31, 2014, the Company had net positive cash flow of $48,219 resulting from the positive cash flow of $257,500 from its financing activities being offset by the negative cash flow of $209,281 from its operating activities. Financing activities during the three months ended March 31, 2014 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $305,000 less the payments on the note payable to YA Global Master SPV, Ltd. totaling $47,500.

The Company had no capital expenditures for the three month period ended March 31, 2014. Assuming Omagine LLC and the Government of Oman sign the Development Agreement for the Omagine Project in 2014 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities in fiscal year 2014 and beyond.

At March 31, 2014, the Company had $94,852 in current assets, consisting of $67,942 of cash and $26,910 of prepaid expenses. The Company's current liabilities at March 31, 2014 totaled $1,548,572 consisting of $349,709 of convertible notes payable and accrued interest, $117,563 of notes payable and accrued interest, $324,438 of accounts payable and accrued expenses and $756,862 in accrued officers’ payroll. At March 31, 2014, the Company had a working capital deficit of $1,453,720 compared to a working capital deficit of $1,572,905 at December 31, 2013. Sixty-two percent (62%) of the $1,548,572 of current liabilities at March 31, 2014 ($964,302) is due and owing to officers and/or directors.

The $119,185 decrease in the Company's working capital deficit at March 31, 2014 compared to December 31, 2013 is attributable to (i) a $16,635 increase in prepaid items, a $48,219 increase in cash, and (ii) a $54,331 decrease in current liabilities. The Company’s liabilities at March  31, 2014 decreased compared to December 31, 2013 due to decreases in notes payable and accrued interest to YA Global Master SPV Ltd. of $45,563 and  accounts payable and accrued expenses of $39,792 offset by increases in accrued officers’ payroll of  $29,250 and accrued interest on convertible notes payable of $1,774.

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

Warrants

The Company presently has a total of 6,422,124 Warrants issued and outstanding (3,211,062 are $5 Warrants and 3,211,062 are $10 Warrants). The Warrants expire on December 31, 2014 unless, upon a 30 day prior notice from the Company to the Warrant Holders, they are redeemed earlier by the Company. The Warrants and Common Shares underlying the Warrants were registered in registration statements filed with the SEC by the Company. Such registration statements have been declared effective by the SEC and remain effective as of the date hereof.

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

Standby Equity Distribution Agreements

Omagine, Inc. and an investment fund, YA Global Master SPV Ltd. (“YA”), are parties to a Stand-By Equity Distribution Agreement (the “SEDA”). Omagine issued 244,216 restricted shares of its Common Stock to YA in satisfaction of $300,000 of commitment fees due to YA pursuant to the SEDA. As of July 26, 2013, the SEDA was amended by the parties without any further commitment fee to extend its expiration date to September 1, 2014. Pursuant to the terms of the SEDA, Omagine may, in its sole discretion and upon giving written notice to YA (an “Advance Notice”), sell shares of its Common Stock (the “Shares”) to YA at a per Share “Purchase Price” equal to 95% of the lowest daily volume weighted average price for a share of Omagine’s Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately following such Advance Notice (the “Pricing Period”). Omagine is not obligated to sell any Shares to YA but may, over the term of the SEDA and in its sole discretion, sell that number of Shares valued at the Purchase Price from time to time in effect that equals up to $10,000,000 in the aggregate. YA is obligated to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale by YA of the Shares sold to YA under the SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective, (iii) periodic sales of Shares to YA must be separated by a time period equal to five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the “Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the closing bid price for a share of Common Stock on such Trading Day. The Registration Statement filed by Omagine was declared effective by the SEC as of August 24, 2011 and Omagine filed an amendment to the Registration Statement with the SEC on August 8, 2013 to reflect the one year extension of the SEDA and on August 15, 2013 the SEC declared such Registration Statement effective.

The SEDA expires on September 1, 2014.

On April 22, 2014, the Company and YA entered into another Standby Equity Distribution Agreement (the "2014 SEDA "). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earliest of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, the Company issued 85,822 restricted shares of its Common Stock to YA Global II SPV, LLC which is an affiliate of YA.

Pursuant to the terms of the 2014 SEDA, the Company may in its sole discretion, and upon giving written notice to YA (an "Advance Notice"), periodically sell shares of its Common Stock to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a share of Common Stock as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

The Company is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from the Company subject to certain conditions including (i) Omagine, Inc. filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine, Inc. in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of shares of the Common Stock for such Trading Day by the VWAP for a share of Common Stock on such Trading Day.  The Company presently intends to file the Registration Statement for the 2014 SEDA at such time as it deems reasonable to cause the Effective Date to occur before the September 1, 2014 expiration date of the SEDA.

The foregoing summary of the terms of the SEDA and the 2014 SEDA do not purport to be complete and are qualified in its entirety by reference to the full text of the SEDA and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.2 and 10.13, respectively.

The Company has over the past many years relied on the proceeds from sales of Omagine, Inc.'s equity securities made in private placements, a rights offering and pursuant to Stand-By Equity Distribution Agreements with YA or its affiliates, as well as the proceeds from unsecured loans to generate the necessary cash needed to sustain its ongoing operations.

Management believes that it has been judicious and conservative in its use to date of the Stand-By Equity Distribution Agreements, but nonetheless our periodic sales of Common Stock to YA or its affiliate pursuant to such Stand-By Equity Distribution Agreements have been dilutive to all shareholders and the subsequent resales of such Common Stock by YA into the public market have from time to time inflicted downward pressure on our stock price.

Sales of Common Shares to YA through the three month period ended March 31, 2014 pursuant to the SEDA total 186,671 Common Shares for aggregate proceeds to the Company of $260,000. Sales of Common Shares to YA in 2013 pursuant to the SEDA totaled 163,094 Common Shares for aggregate proceeds to the Company of $205,000. The Company intends to continue to utilize the SEDA to fund its ongoing operations, as and if necessary. There can be no assurance given that the Company will be able to successfully utilize the SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

The YA Loan Agreements

The Company and YA, the investment fund which is a party to the SEDA and the 2014 SEDA with the Company, entered into a loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”). Pursuant to the 2013 YA Loan Agreement, Omagine, Inc. borrowed two hundred thousand dollars ($200,000) from YA (the “2013 YA Loan”) for a term of one year at an annual interest rate of 10%. The 2013 YA Loan Agreement called for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the 2013 YA Loan to the Company equal to $180,000. Such $180,000 of proceeds was received by the Company on September 3, 2013. The 2013 YA Loan Agreement also extended the expiration date of the SEDA to September 1, 2014. The foregoing summary of the terms of the 2013 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 YA Loan Agreement attached hereto as Exhibit 10.12.

On April 22, 2014, the Company and YA entered into another loan agreement (the “2014 YA Loan Agreement”) whereby the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement , on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, the Company (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The net proceeds of $349,224 of the 2014 YA Loan was received by the Company on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.14; 10.15; and 10.16 respectively.

Although it is not a condition of the 2014 YA Loan Agreement, the Company anticipates that, absent a DA signing, the 2014 YA Loan will be repaid from proceeds of sales of Common Stock made pursuant to the SEDA and the 2014 SEDA. Depending on future circumstances and events, and in particular on further delays in signing the DA, the same dilution and downward pressure on our stock price mentioned above could occur as a result of the use of the SEDAs to service the YA Loan. It is management’s opinion however that if and after the DA is signed, such dilution and downward pressure on our stock price will be substantially alleviated with respect to sales of Common Shares made pursuant to the SEDAs. Management’s original intent was to use the SEDA only after the DA was signed. The continued delays by the Omani Government in signing the DA however have necessitated that we utilize the SEDAs (and YA Loans) to finance our current operations.

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

Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,422,124 outstanding Warrants will thereafter become “in the money” and will be exercised. There can be no assurance given that the Company will be able to successfully utilize the Warrants, the SEDA or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

Capital Expenditures and Construction Financing

The Company did not incur any expense for capital expenditures during the first quarter of 2014. In the periods after the DA is signed between the Government and Omagine LLC, we expect that (i) the Company will incur significant expenses related to capital expenditures, and (ii) Omagine LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of bank financing and possibly an additional sale or sales of Omagine LLC’s equity. Omagine LLC's Construction Financing requirements are expected to be reduced by its ability to pre-sell residential and commercial units to third parties and receive deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent financial crises mentioned above however have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residential units as many buyers are now demanding a finished unit before entering into sales contracts with developers.

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

Item 1A- Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the SEDA [as hereinafter defined] (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), and with the issuance by us of the shares of Common Stock listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and, except with respect to shares issued pursuant to the SEDA, transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

On January 10, 2014, the Company issued 34,374 restricted shares of Common Stock valued at $26,248 to a law firm in satisfaction of an account payable of $15,812 for legal services rendered. Such $26,248 valuation was calculated using the Finnerty Method based on a $0.92 bid price of the Company’s Common Stock less a 17% restricted stock discount.

In January 2014, the Company issued and sold 72,876 shares of Common Stock to YA pursuant to the SEDA for proceeds of $60,000.

On February 13, 2014, pursuant to a resolution of the Board of Directors, the Company committed to issue and contribute an aggregate of 73,315 restricted shares of Common Stock valued at $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan (two of the three such eligible employees are directors of the Company and all three are officers of the Company). The $76,250 valuation is based on the $1.04 closing bid price of the Common Stock on the date of the contribution.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the three month period ended March 31, 2014.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to “the Company” in this Exhibit List mean Omagine, Inc., a Delaware corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description

2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of the Company dated June 2, 2010 (1)
3(ii)	By-laws of the Company (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between the Company and Continental Stock Transfer & Trust Company (9)
4.2	Specimen of $5 Warrant Certificate (9)
4.3	Specimen of $10 Warrant Certificate (9)
10.1	The CCIC and CCC Agreement (3)
10.2	The May 4, 2011 Standby Equity Distribution Agreement (6)
10.3	The Shareholder Agreement dated as of April 20, 2011 (7)
10.4	The Hamdan Amendment Agreement (16)
10.5	Amendment Agreement to the May 4, 2011 SEDA, dated June 21, 2011 (8)
10.6	Convertible Promissory Note payable to Frank J. Drohan (12)
10.7	Convertible Promissory Note payable to Charles P. Kuczynski (12)
10.8	Convertible Promissory Note No. 1 payable to Louis Lombardo (12)
10.9	Convertible Promissory Note No. 2 payable to Louis Lombardo (12)
10.10	Lease Extension Agreement expiring December 31, 2015 between Omagine, Inc. and the Empire State Building LLC (13)
10.11	Waiver Letter dated May 22, 2012 signed by the Company and YA Master (10)
10.12	YA Note Purchase Agreement and Amended Schedule III thereto (14)
10.13	Standby Equity Distribution Agreement dated April 22, 2014 by and between Omagine, Inc. and YA Global Master SPV, Ltd. (15)
10.14	Note Purchase Agreement dated April 22, 2014 by and between Omagine, Inc. and YA Global Master SPV, Ltd. (15)
10.15	Promissory Note in the principal amount of $500,000 dated April 22, 2014 and issued by Omagine, Inc. in favor of YA Global Master SPV, Ltd. (15)
10.16	Closing Statement dated April 22, 2014 signed by Omagine, Inc. and YA Global Master SPV, Ltd. (15)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (12)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine, Inc. 401(k) Adoption Agreement (4)
99.2	Amended Omagine, Inc. 2003 Stock Option Plan (5)
99.3	The Omagine, Inc. 2014 Stock Option Plan (16)
99.4	Omagine LLC letter to the Minister of Tourism dated December 15, 2013 (11)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on May 5, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
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

(15)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(16)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: May 20, 2014	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 20, 2014	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer