Form 10-Q
period 2014-06-30
Omagine, Inc.
filed 2014-07-31
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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
[ ] Yes [X] No

As of July 30, 2014, the Registrant had outstanding 15,955,798 shares of common stock, par value $.001 per share (“Common Stock”).

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report that are not statements of historical facts constitute "forward-looking statements" notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) the probability of Omagine LLC signing the Development Agreement with the Government, (v) future economic or financial performance, and (vi) assumptions underlying such statements.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$486,809	$19,723
Prepaid expenses and other current assets	17,940	10,275
Total Current Assets	504,749	29,998

PROPERTY AND EQUIPMENT:
Office and computer equipment	150,170	150,170
Less accumulated depreciation and amortization	(141,274)	(138,908)
	8,896	11,262

Other assets	29,982	29,982

TOTAL ASSETS	$543,627	$71,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$356,565	$347,935
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $31,633 and $13,332, respectively)	422,066	163,126
Accounts payable	185,315	246,857
Accrued officers payroll	585,422	727,612
Accrued expenses and other current liabilities	116,250	117,373
Total Current Liabilities	1,665,618	1,602,903
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,665,618	1,602,903

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
15,955,798 shares in 2014 and 14,935,038 in 2013	15,956	14,935
Capital in excess of par value	27,599,193	25,987,795
Deficit accumulated prior to development stage
commencing on October 11, 2005	(9,201,144)	(9,201,144)
Deficit accumulated during the development stage
commencing October 11, 2005	(19,480,721)	(18,307,295)
Total Omagine, Inc. stockholders' deficit	(1,066,716)	(1,505,709)
Noncontrolling interests in Omagine LLC	(55,275)	(25,952)

Total Stockholders' Deficit	(1,121,991)	(1,531,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$543,627	$71,242

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY )
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		From the Period October 11, 2005 (Inception of Development Stage) to June 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Total revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $96,452, $216,081, $296,842, $508,412,
and $3,324,878, respectively)	173,952	292,331	450,592	660,912	5,447,795
Professional fees(including stock-based compensation of $0, $0,
$10,436, $0 and $10,436, respectively)	78,563	65,722	96,234	74,813	1,571,174
Consulting fees (including stock-based compensation
of $100,330, $146,341, $197,504, $421,627, and
$1,715,461, respectively)	129,245	147,104	232,892	429,699	2,997,926
Commitment fees (all stock-based compensation)	150,000	-	150,000	-	450,000
Travel	41,318	27,233	57,640	61,358	1,155,162
Occupancy	37,636	37,292	76,989	68,212	1,088,326
Other selling general and administrative	55,185	48,252	87,997	108,774	2,017,539
Total Costs and Expenses	665,899	617,934	1,152,344	1,403,768	14,727,922

OPERATING LOSS	(665,899)	(617,934)	(1,152,344)	(1,403,768)	(14,727,922)

OTHER (EXPENSE) INCOME
Settlement of Qatar Real Estate development dispute	-	-	-	-	1,004,666
Impairment of goodwill	-	-	-	-	(5,079,919)
Amortization of Debt discount	(18,367)	-	(20,699)	-	(123,777)
Interest income	-	-	-	-	8,805
Interest expense	(17,948)	(7,177)	(29,706)	(13,958)	(309,653)
Other (Expense) - Net	(36,315)	(7,177)	(50,405)	(13,958)	(4,499,878)

NET LOSS FROM DEVELOPMENT STAGE ENTITY - CONTINUING
OPERATIONS DEVELOPMENT	(702,214)	(625,111)	(1,202,749)	(1,417,726)	(19,227,800)

Add net loss attributable to noncontrolling interests in Omagine LLC	23,930	13,085	29,323	19,657	120,847

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	(678,284)	(612,026)	(1,173,426)	(1,398,069)	(19,106,953)

LOSS FROM DISCONTINUED OPERATIONS - SPORTS
APPAREL	-	-	-	-	(345,990)

NET LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(678,284)	(612,026)	(1,173,426)	(1,398,069)	(19,452,943)

Net preferred stock dividends	-	-	-	-	(27,778)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(678,284)	$(612,026)	$(1,173,426)	$(1,398,069)	$(19,480,721)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.08)	$(0.10)	$(1.95)
LOSS PER SHARE - CONTINUING OPERATIONS - REAL ESTATE
DEVELOPMENT	$(0.04)	$(0.05)	$(0.08)	$(0.10)	$(1.91)
LOSS PER SHARE DISCONTINUED OPERATIONS - SPORTS APPAREL	$-	$-	$-	$-	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	16,239,569	14,684,472	15,660,180	14,522,943	9,990,113

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Deficit	Deficit
								Accumulated	Accumulated
								Prior to	During the
								Development	Development
				Common Stock				Stage	Stage
	Preferred Stock		Issued and Outstanding		Committed to be issued		Capital in	Commencing	Commencing	Noncontrolling
	$0.001 Par		$0.001 Par		$0.001 Par		Excess of	October 11,	October 11,	Interests in
	Shares	Value	Shares	Value	Shares	Value	Par Value	2005	2005	Omagine LLC	Total

Balances at October 11, 2005
(inception of development stage)	108,350	$ 108	5,667,569	$ 5,668	-	-	$ 13,797,424	$ (9,201,144)	-	-	$ 4,602,056

Conversion of preferred stock for common stock	(1,250)	(1)	10,000	10	-	-	(9)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	348	-	-	-	1,457	-	-	-	1,457

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	132,208	-	-	-	132,208

Value of warrant attached to Convertible Debenture	-	-	-	-	-	-	69,421	-	-	-	69,421

Reduction of preferred stock dividends accrual	-	-	-	-	-	-	-	-	116,705	-	116,705

Net loss	-	-	-	-	-	-	-	-	(5,534,319)	-	(5,534,319)

Balances at December 31, 2005	107,100	107	5,677,917	5,678	-	-	14,000,501	(9,201,144)	(5,417,614)	-	(612,472)

Issuance of common stock for cash	-	-	10,000	10	-	-	19,990	-	-	-	20,000

Issuance of common stock upon conversion of debentures	-	-	495,032	495	-	-	196,882	-	-	-	197,377

Conversion of preferred stock for common stock	(20,163)	(20)	161,300	161	-	-	(141)	-	-	-	-

Issuance of preferred stock dividends in common stock	-	-	78,343	78	-	-	63,946	-	-	-	64,024

Stock option expense	-	-	-	-	-	-	56,791	-	-	-	56,791

Beneficial conversion feature of Convertible Debenture	-	-	-	-	-	-	52,778	-	-	-	52,778

Preferred stock dividends	-	-	-	-	-	-	-	-	(21,042)	-	(21,042)

Net loss	-	-	-	-	-	-	-	-	(767,951)	-	(767,951)

Balances at December 31, 2006	86,937	87	6,422,592	6,422	-	-	14,390,747	(9,201,144)	(6,206,607)	-	(1,010,495)

Issuance of common stock for consulting services	-	-	1,250	1	-	-	749	-	-	-	750

Issuance of common stock for cash	-	-	570,000	570	-	-	754,430	-	-	-	755,000

Purchase of common stock for cash	-	-	(2)	-	-	-	(3)	-	-	-	(3)

Issuance of common stock upon conversion of debentures	-	-	547,526	548	-	-	126,396	-	-	-	126,944

Issuance of common stock in payment of accounts payable	-	-	560,067	560	-	-	341,470	-	-	-	342,030

Issuance of common stock upon exercise of warrants	-	-	295,866	296	-	-	1,038,829	-	-	-	1,039,125

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred stock and dividends converted to common stock	(86,937)	(87)	720,188	720	-	-	122,808	-	-	-	123,441

Cancellation of common stock issued for consulting services	-	-	(9,000)	(9)	-	-	(10,942)	-	-	-	(10,951)

Stock option expense	-	-	-	-	-	-	20,187	-	-	-	20,187

Preferred stock dividends	-	-	-	-	-	-	-	-	(123,441)	-	(123,441)

Net loss	-	-	-	-	-	-	-	-	(1,043,190)	-	(1,043,190)

Balances at December 31, 2007	-	-	9,108,487	9,108	-	-	16,784,671	(9,201,144)	(7,373,238)	-	219,397

Issuance of common stock for consulting services	-	-	2,230	3	-	-	7,498	-	-	-	7,501

Issuance of common stock for cash	-	-	109,500	110	-	-	235,090	-	-	-	235,200

Contribution of common stock to 401(k) Plan	-	-	20,192	20	-	-	52,480	-	-	-	52,500

Issuance of common stock for SEDA commitment fees	-	-	45,830	46	-	-	149,954	-	-	-	150,000

Cancellation of common stock	-	-	(8,712)	(9)	-	-	9	-	-	-	-

Stock option expense	-	-	-	-	-	-	60,629	-	-	-	60,629

Net loss	-	-	-	-	-	-	-	-	(1,307,630)	-	(1,307,630)

Balances at December 31, 2008	-	-	9,277,527	9,278	-	-	17,290,331	(9,201,144)	(8,680,868)	-	(582,403)

Issuance of common stock for cash	-	-	2,000	2	-	-	1,398	-	-	-	1,400

Contribution of common stock to 401(k) Plan	-	-	72,500	72	-	-	72,428	-	-	-	72,500

Stock option expense	-	-	-	-	-	-	112,328	-	-	-	112,328

Sale of common stock under Standby Equity Distribution Agreement	-	-	1,308,877	1,309	-	-	553,691	-	-	-	555,000

Net loss	-	-	-	-	-	-	-	-	(1,114,409)	-	(1,114,409)

Balances at December 31, 2009	-	-	10,660,904	10,661	-	-	18,030,176	(9,201,144)	(9,795,277)	-	(955,584)

Adjustment for stock splits	-	-	22	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	336,972	337	-	-	304,163	-	-	-	304,500

Contribution of common stock to 401(k) Plan	-	-	289,996	290	-	-	72,210	-	-	-	72,500

Issuance of common stock in payment of salaries payable	-	-	82,305	82	-	-	99,918	-	-	-	100,000

Issuance of common stock for stockholder investor relations	-	-	118,750	119	-	-	47,381	-	-	-	47,500

Stock option expense	-	-	-	-	-	-	110,040	-	-	-	110,040

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

Sale of common stock under Standby Equity Distribution Agreement	-	-	618,697	619	-	-	249,381	-	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	(1,277,001)	-	(1,277,001)

Balances at December 31, 2010	-	-	12,107,646	12,108	-	-	18,913,269	(9,201,144)	(11,072,278)	-	(1,348,045)

Issuance of common stock for cash	-	-	130,438	131	-	-	264,869	-	-	-	265,000

Contribution of common stock to 401(k) Plan	-	-	51,784	52	-	-	72,448	-	-	-	72,500

Issuance of common stock for SEDA commitment fees	-	-	244,216	244	-	-	299,756	-	-	-	300,000

Stock option expense	-	-	-	-	-	-	92,498	-	-	-	92,498

Sale of common stock under Standby Equity Distribution Agreement (Old)	-	-	193,442	193	-	-	164,807	-	-	-	165,000

Sale of common stock under Standby Equity Distribution Agreement (New)	-	-	111,175	111	-	-	229,889	-	-	-	230,000

Stock grant to consultant	-	-	15,000	15	-	-	6,735	-	-	-	6,750

Stock options exercised by officers	-	-	-	-	150,000	150	187,350	-	-	-	187,500

Stock grants to foreign consultants	-	-	-	-	215,000	215	299,495	-	-	-	299,710

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	90,429	-	-	45,416	135,845

Net loss	-	-	-	-	-	-	-	-	(1,804,451)	-	(1,804,451)

Balances at December 31, 2011	-	-	12,853,701	12,854	365,000	365	20,621,545	(9,201,144)	(12,876,729)	45,416	(1,397,693)

Issuance of Common Stock committed for stock options
exercised by officers	-	-	150,000	150	(150,000)	(150)	-	-	-	-	-

Stock grants to foreign consultants	-	-	215,000	215	(215,000)	(215)	-	-	-	-	-

Stock Grant to consultant for services rendered	-	-	1,994	2	-	-	3,248	-	-	-	3,250

Stock option expense	-	-	-	-	-	-	1,761,076	-	-	-	1,761,076

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	68,480	68	-	-	89,932	-	-	-	90,000

Stock Grants to a stockholder relations agent for fees			15,000	15	107,500	107	177,955	-	-	-	178,077

Issuance of Common Stock for Rights Offering	-	-	-	-	1,014,032	1,014	1,266,526	-	-	-	1,267,540

Issuance of Common Stock committed for Rights Offering	-	-	1,014,032	1,014	(1,014,032)	(1,014)	-	-	-	-	-

Contribution of Common Stock to 401(k) Plan	-	-	50,834	51	-	-	76,199	-	-	-	76,250

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,997)	(35,997)

Net loss	-	-	-	-	-	-	-	-	(2,789,976)	-	(2,789,976)

Balances at December 31, 2012	-	-	14,369,041	14,369	107,500	107	23,996,481	(9,201,144)	(15,666,705)	9,419	(847,473)

Issuance of Common Stock committed to stockholder
relations agent for fees	-	-	107,500	107	(107,500)	(107)	-	-	-	-	-

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

Issuance of Common Stock for cash	-	-	100,000	100	-	-	124,900	-	-	-	125,000

Stock option expense	-	-	-	-	-	-	1,445,744	-	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	-	-	55,253	55	-	-	76,195	-	-	-	76,250

Stock options exercised by Director's Estate	-	-	4,000	4	-	-	2,716	-	-	-	2,720

Issuance of Common Stock for cash	-	-	71,162	71	-	-	74,929	-	-	-	75,000

Stock grant to consultant for services renderred	-	-	5,000	5	-	-	5,325	-	-	-	5,330

Stock grants to stockholder relation agents for fees	-	-	40,000	40	-	-	38,500	-	-	-	38,540

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	163,094	164	-	-	204,836	-	-	-	205,000

Stock grant to IT consultants for fees	-	-	19,988	20	-	-	18,169	-	-	-	18,189

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	-	-	14,935,038	14,935	-	-	25,987,795	(9,201,144)	(18,307,295)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of
$15,812 of accounts payable	-	-	34,374	34	-	-	26,214	-	-	-	26,248

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	-	-	218,941	219	-	-	309,781	-	-	-	310,000

Issuance of Common Stock for SEDA commitment fees			85,822	86			149,914				150,000

Issuance of Common Stock for 401(k) Plan contribution	-	-	73,315	73	-	-	76,177	-	-	-	76,250

Issuance of Common Stock for cash	-	-	582,308	582	-	-	641,518	-	-	-	642,100

Stock grant to consultant for services rendered	-	-	26,000	27	-	-	36,141	-	-	-	36,168

Stock Option expense	-	-	-	-	-	-	371,653	-	-	-	371,653

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	-	-	-	(29,323)	(29,323)

Net loss (Unaudited)	-	-	-	-	-	-	-	-	(1,173,426)	-	(1,173,426)

Balances at June 30, 2014 (Unaudited)	-	$ -	15,955,798	$ 15,956	-	$ -	$ 27,599,193	$ (9,201,144)	$ (19,480,721)	$ (55,275)	$ (1,121,991)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 11, 2005
			(Inception of
			Development
			Stage) to
	Six Months Ended June 30,		June 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,173,426)	$(1,398,069)	$(19,106,953)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Loss from discontinued operations - Sports Apparel	-	-	(345,990)
Net loss attributable to noncontrolling interests in
Omagine LLC	(29,323)	(19,657)	(120,847)
Depreciation and amortization	23,065	1,613	195,981
Impairment of Goodwill	-	-	5,079,919
Stock-based compensation related to stock options	371,653	713,466	4,030,946
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $10,275 and $140,323 in 2014 and 2013 respectively, arising from grants to
service providers	10,275	140,323	415,817
Issuance of Common Stock for finders' fees on restricted common stock sales	36,168	-	36,168
Issuance of Common Stock for consulting fees	-	-	41,770
Excess of fair value of Common Stock issued to law firm in excess
of liability satisfied - charged to legal fees	10,436	-	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250	498,750
Cancellation of Common Stock issued for consulting services	-	-	(10,951)
Issuance of Common Stock in satisfaction of SEDA
commitment fees	150,000	-	600,000
Issuance of stock grants to foreign consultants	-	-	299,710
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(17,940)	(5,382)	(185,863)
Accounts Receivable	-	-	86,665
Inventories	-	-	65,401
Other assets	-	-	(235)
Accrued interest on convertible notes payable	10,871	13,637	224,039
Accounts payable	(45,730)	29,607	229,568
Accrued officers' payroll	(142,190)	123,750	1,177,695
Accrued expenses and other current liabilities	(1,123)	28,337	66,378
Customer deposits	-	-	(43,212)
Net cash flows used by operating activities	(721,014)	(296,125)	(6,754,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(49,773)
Net cash flows used by investing activities	-	-	(49,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	-	-	(24,923)
Repayment of convertible notes payable	-	-	(25,000)
Proceeds of issuance of convertible notes payable	-	-	790,000
Proceeds of issuance of 2014 note payable to YA Global
Master SPV, Ltd. net of $39,000 commitment fee	461,000	-	641,000
Principal payment on 2014 note payable to YA Global Master SPV, Ltd.	(50,000)	-	(50,000)
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	(175,000)	-	(200,000)
Proceeds from sale of common stock	952,100	307,720	4,230,920
Proceeds from exercise of common stock options
and warrants	-	-	1,039,125
Purchase of common stock	-	-	(3)
Capital contributions from noncontrolling interests in
Omagine LLC	-	-	156,000
Proceeds from Rights Offering concluded March 30, 2012	-	-	731,639
Net cash flows provided by financing activities	1,188,100	307,720	7,288,758

NET INCREASE IN CASH	467,086	11,595	484,177

CASH BEGINNING OF PERIOD	19,723	62,127	2,632

CASH END OF PERIOD	$486,809	$73,722	$486,809

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,075	$1,075	$5,395

Interest paid	$16,113	$-	$46,688

NON - CASH FINANCING ACTIVITIES:

Acquisition of Journey of Light , Inc. through issuance of
common stock and warrants:
Fair value of assets acquired	$-	$-	$49,146
Goodwill acquired	-	-	5,079,919
Fair value of liabilities assumed	-	-	(243,782)
	$-	$-	$4,885,283
Issuance of convertible notes in satisfaction of accrued officer payroll	$-	$-	$182,015
Issuance of Common Stock on conversion of Debentures and accrued interest	$-	$-	$126,944
Issuance of Common Stock in payment of accounts payable	$-	$-	$342,030
Excess of fair value of Common Stock issued to law firm in excess of
liability satisfied - charged to legal fees	$10,436	$-	$10,436
Preferred stock dividend paid in Common Stock	$-	$-	$102,399
Issuance of Common Stock to two officers, pursuant to exercise of stock
options granted, satisfied by the reduction of salaries payable to them	$-	$-	$187,500
Issuance of Common Stock in satisfaction of salaries payable	$-	$-	$100,000
Stock subscriptions from rights offering concluded March 30, 2012	$-	$-	$1,267,540
Less stock subscriptions satisfied through reduction of debt:
Convertible notes payable and accrued interest	-	-	328,139
Accounts payable	-	-	9,000
Accrued officers' payroll	-	-	175,938
Due officers and directors	-	-	22,824
Total	-	-	535,901
Stock subscriptions satisfied through payment to Stock Transfer Agent
agency account (collected by the Company on April 5, 2012)	$-	$-	$731,639

Issuance of Common Stock to stockholder relations agent for fees	$-	$-	$216,617

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

JOL was acquired by Omagine in October 2005. JOL was in the real estate development business in the State of Qatar but is presently inactive. On May 1, 2006 a contract dispute between JOL and the State of Qatar regarding the proposed development of a real-estate project in Doha, Qatar was settled by the State of Qatar paying JOL $1 million. LLC is the Omani real estate development company organized by Omagine to do business in Oman.

During 2005, 2006 and 2007 the Company had minimal operations and revenue from its other two then wholly-owned subsidiaries – Ty-Breakers Corp. (“Ty-Breakers”) and Contact Sports, Inc. (“Contact”). The businesses of both Ty-Breakers and Contact were discontinued during 2007 and each of Ty-Breakers and Contact were merged with and into Omagine in March 2008.

The Company is a development stage entity (DSE) focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”).

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2013 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented herein are not necessarily indicative of the operating results for the respective full years.

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

Summary of Significant Accounting Policies

Basis of Presentation – The Company’s financial statements are presented herein in accordance with the guidance for DSE financial statements provided by ASC 915 promulgated by the Financial Accounting Standards Board.

LLC has experienced long delays in the start of its operations in Oman and its activities there have not yet generated revenue. LLC has funded its operating losses to date primarily through capital investments from its shareholders and via cash advances from Omagine. Omagine has funded its operating losses to date primarily through the sale of its Common Shares via private placements, a rights offering to its shareholders and pursuant to standby equity distribution agreements with an investment fund. Accordingly, the Company’s financial statements are presented in DSE format since October 11, 2005, the date of the acquisition of JOL and of inception of the DSE period,.

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. LLC is an Omani corporation, which was organized under the laws of the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

Financial Instruments - Financial instruments include cash, convertible notes payable and accrued interest, note payable and accrued interest, accounts payable, accrued officers’ payroll and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2014 and December 31, 2013, cash includes approximately $13,300 and $7,800 respectively in an Oman bank account not covered by FDIC insurance.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, ”Revenue Recognition in Financial Statements” (SAB101). In the event that LLC signs a development agreement for the Omagine Project with the Government of Oman, LLC will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Income Taxes - Omagine and JOL are subject to United States (“U.S.”) income taxes at both the federal and state level and LLC is subject to income taxes in Oman. Separate state income tax returns are filed with each state in the U.S. in which Omagine or any subsidiary of Omagine is incorporated or qualified as a foreign corporation. LLC files an income tax return in Oman. Other than with respect to LLC, the Company is not presently subject to income taxes in any foreign country. The Company reports interest and penalties as income tax expense. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company establishes a provision for U.S. income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for the relevant period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the six months ended June 30, 2014 and 2013 were $371,653 and $713,466, respectively. See Note 7.

Earnings (Loss) Per Share – Basic earnings (loss) per share of Omagine’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive securities (stock options, warrants and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the six months ended June 30, 2014 and 2013, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Convertible Notes	142,627	133,629
Stock Options	2,315,000	2,261,000
Warrants	7,422,124	6,422,124
Total Common Shares Issuable	9,879,751	8,816,753

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors (the “New Investors”) entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%. As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

Percent
LLC Shareholder	Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

The New Investors are:

i.	The Office of Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and

ii.
Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the Middle East. The two CCIC subsidiaries which are LLC shareholders are:

1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and

2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

Reclassifications – Certain 2013 account balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 will not materially affect its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, ”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (”ASU 2013-11”), which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (”NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however early adoption is permitted as is a retrospective application. The Company believes that the adoption of ASU 2013-11 will not materially affect its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At June 30, 2014, the negative working capital of the Company was $1,160,869. Further, the Company incurred net losses of $1,173,426 and $2,640,590 for the six months ended June 30, 2014 and for the year ended December 31, 2013 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30, 2014	December 31, 2013
	(Unaudited)

$29,520 fair value of 30,000 restricted Common Shares issued to investor relations consultant on August 30, 2013 for services rendered and to be rendered during the period covering September 5, 2013 to March 4, 2014, net of $19,245 amortization thereof through December 31, 2013 (See Note 6).	$-	$10,275

Prepaid rent (Muscat, Oman office)	17,940	-
	$17,940	$10,275

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	56,165	48,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	39,914	36,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	10,486	13,014
	$356,565	$347,935

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV, LTD.

In July 2013 Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid off the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Due to YA in the original principal amount of $200,000 (which included a $20,000 monitoring and management fee), interest at 10% per annum.	$-	175,000

Less: Unamortized debt discount at June 30, 2014 and December 31, 2013	-	(13,332)
Principal, net	-	161,668
Accrued interest	-	1,458

Due to YA in the original principal amount of $500,000 (which includes: (i) a $39,000 commitment fee, (ii) the 2013 YA Loan balance of $110,680, and (iii) $1,096 of pre-paid interest), interest at 10% per annum. The 2014 YA Loan is due in 12 monthly installments of principal ($50,000 in June 2014; $40,000 monthly July 2014 to September 2014; $35,000 monthly October 2014 to January 2015; $40,000 monthly February 2015 to April 2015; and $70,000 on April 22, 2015), plus interest.	$450,000	$-

Less: Unamortized debt discount at June 30, 2014 and December 31, 2013	(31,633)	-
Principal, net	418,367	-
Accrued interest	3,699	-
Total	$422,066	163,126

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. ("YA") pursuant to the SEDA.

2.
where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.
where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2013 issuances.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 10, 2014, Omagine paid a law firm for legal services rendered by issuing such law firm 34,374 restricted Common Shares at the discounted valuation of $26,248, which value was $10,346 in excess of the $15,812 owed by Omagine to such law firm at that date.

On January 8, 2014 pursuant to the SEDA, Omagine sold 29,687 Common Shares to YA for proceeds of $25,000.

On January 17, 2014 pursuant to the SEDA, Omagine sold 24,912 Common Shares to YA for proceeds of $20,000.

On January 24, 2014 pursuant to the SEDA, Omagine sold 31,705 Common Shares to YA for proceeds of $25,000.

On February 13, 2014, Omagine contributed an aggregate of 73,315 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan.

On February 14, 2014 pursuant to the SEDA, Omagine sold 68,493 Common Shares to YA for proceeds of $150,000.

On March 14, 2014, Omagine sold 70,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $70,000.

On March 14, 2014, Omagine paid a finder’s fee to a non-U.S. person (a “non-U.S. Finder”) in connection with the aforementioned sale of 70,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 3,500 restricted Common Shares at the discounted valuation of $6,101.

On March 21, 2014 pursuant to the SEDA, Omagine sold 13,597 Common Shares to YA for proceeds of $25,000.

On April 11, 2014, Omagine sold 150,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $150,000. At June 30, 2014, such non-U.S. person owned 1,195,300 Common Shares or approximately 7.5% of the Common Shares then outstanding and 441,120 Strategic Warrants (See Note 7).

On April 11, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 150,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,500 restricted Common Shares at the discounted valuation of $10,147.

On April 22, 2014, Omagine issued 85,822 restricted Common Shares to an affiliate of YA in satisfaction of a $150,000 commitment fee due in connection with the 2014 SEDA.

On May 6, 2014 pursuant to the SEDA, Omagine sold 32,270 Common Shares to YA for proceeds of $50,000.

On June 24, 2014, Omagine sold 362,308 restricted Common Shares and issued 1,000,000 Tempest Warrants (See Note 7) to a non-U.S. person who is an accredited investor for proceeds of $422,100.

On June 24, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 362,308 restricted Common Shares and issuance of 1,000,000 Tempest Warrants (see Note 7). Such finder’s fee was satisfied by paying such non-U.S. Finder $20,000 in cash and issuing such non-U.S. Finder 15,000 restricted Common Shares at the discounted valuation of $19,920.

On January 15, 2013, Omagine contributed an aggregate of 55,253 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On February 14, 2013, Omagine sold 100,000 restricted Common Shares to an accredited investor for proceeds of $125,000.

On April 26, 2013 pursuant to the SEDA, Omagine sold 20,613 Common Shares to YA for proceeds of $25,000.

On May 14, 2013 pursuant to the SEDA, Omagine sold 23,436 Common Shares to YA for proceeds of $35,000.

On May 22, 2013 pursuant to the SEDA, Omagine sold 22,446 Common Shares to YA for proceeds of $35,000.

On May 27, 2013, Omagine sold 8,889 restricted Common Shares to an accredited investor for proceeds of $10,000.

On May 31, 2013, Omagine sold 25,000 restricted Common Shares to an accredited investor for proceeds of $25,000.

On June 3, 2013 pursuant to the SEDA, Omagine sold 35,026 Common Shares to YA for proceeds of $50,000.

On July 9, 2013, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $10,000.

On July 17, 2013 pursuant to the SEDA, Omagine sold 22,762 Common Shares to YA for proceeds of $25,000.

On July 29, 2013, Omagine sold 27,273 restricted Common Shares to an accredited investor for proceeds of $30,000.

On August 30, 2013, Omagine paid a vendor for services rendered and to be rendered by issuing such vendor 30,000 restricted Common Shares at the discounted valuation of $29,520 (See Note 3).

On September 5, 2013, Omagine paid a consultant for services rendered by issuing such consultant 5,000 restricted Common Shares at the non-discounted valuation of $5,330.

On September 11, 2013 pursuant to the SEDA, Omagine sold 9,686 Common Shares to YA for proceeds of $10,000.

On September 19, 2013, Omagine paid a vendor for services rendered by issuing such vendor 10,000 restricted Common Shares at the discounted valuation of $9,020.

On October 15, 2013 pursuant to the SEDA, Omagine sold 10,371 Common Shares to YA for proceeds of $10,000.

On November 26, 2013 pursuant to the SEDA, Omagine sold 16,754 Common Shares to YA for proceeds of $15,000.

On December 18, 2013 pursuant to the SEDA, Omagine sold 18,277 Common Shares to YA for proceeds of $15,000.

On December 24, 2013, Omagine paid a consultant for services rendered by issuing such consultant 19,988 restricted Common Shares at the discounted valuation of $18,189.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine Inc. Stock Option Plan (the ”2003 Plan”). The 2003 Plan expired on August 31, 2013. On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of Omagine and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in Omagine through the issuance of stock options (“Stock Options”) to purchase Common Shares.

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At June 30, 2014 and December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan. At June 30, 2014, there were 40,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

A summary of Stock Option activity for the six months ended June 30, 2014 and 2013 (unaudited) is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q2 2013	(4,000)	-	-	-
Expired in Q2 2013	(6,000)	-	-	-
Outstanding at June 30, 2013	2,291,000	$1.73	1.08	$53,220

Exercisable at June 30, 2013	2,261,000	$1.72	1.00	$53,220

Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Outstanding at June 30, 2014	2,325,000	$1.73	0.99	$44,820

Exercisable at June 30, 2014	2,315,000	$1.73	0.98	$44,820

Of the 2,325,000 Stock Options outstanding at June 30, 2014, 1,965,000 of such Stock Options were issued by Omagine in 2012 to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s strategic goal of signing the Development Agreement (“DA”) with the Government of Oman (the "Strategic Options”).

The Strategic Options are fully vested, exercisable at $1.70 per share, provide for a cashless exercise feature and currently expire on December 31, 2014. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants in the face of the continued DA signing delays, the expiration date of all Strategic Options was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”).

Of the 1,965,000 Strategic Options, an aggregate of 1,049,000 were granted to Omagine’s three officers, an aggregate of 150,000 were granted to Omagine’s then three independent directors and 750,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2014, is also a consultant to the Company. The Deputy Managing Director of LLC also holds 160,000 Stock Options granted pursuant to his consulting agreement which are not Strategic Options, exercisable at $1.25 per share and expiring on March 31, 2017.

The $1,373,326 estimated fair value of the First Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.77 share price, (ii) 370 day term of the First Extension, (iii) 125% expected volatility, (iv) 0.16% (370 day term) risk free interest rate and such $1,373,326 was expensed evenly by Omagine over the 370 day requisite service period of the First Extension (December 27, 2012 through December 31, 2013). The estimated fair value of the issuance in 2012 of the Strategic Options was $1,685,629.

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

On January 15, 2013 an Omagine independent director was granted 2,000 Stock Options exercisable at $1.38 per share and expiring on January 14, 2018.

On April 8, 2013, the estate of a former Omagine director exercised 4,000 Stock Options; 2,000 at $0.51 per share and 2,000 at $0.85 per share.

On March 28, 2014, Omagine granted to 4 persons an aggregate of 40,000 Stock Options exercisable at $1.38 per share and expiring on March 27, 2019. One such person is an Omagine independent director and one is an Omagine officer. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $45,069 of such estimated fair value was expensed in the six months ended June 30, 2014, $6,845 will be expensed in the six months ending December 31, 2014 and $3,462 will be expensed in the three months ending March 31, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the six months ended June 30, 2014 and 2013 (unaudited) is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2013	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Vested in Q1 2013	(2,000)	$1.38	4.83
Non-vested shares at June 30, 2013	30,000	$2.60	5.33

Non-vested shares at January 1, 2014	-	$-	-
Granted in Q1 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at June 30, 2014	10,000	$1.80	4.81

Issued and outstanding Stock Options (all non-qualified) as of June 30, 2014 (unaudited) are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2014
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	30,000	$1.80	March 27, 2019
Totals	2,325,000	2,315,000

A summary of information about Stock Options outstanding at June 30, 2014 (unaudited) is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.50 - $1.00	6,000	$0.74	1.61	6,000	$0.74
$1.01 - $2.00	2,169,000	1.67	0.76	2,159,000	1.67
$2.00 - $3.00	150,000	2.60	4.29	150,000	2.60
Totals	2,325,000	$1.73	1.18	2,315,000	$1.73

As of June 30, 2014, there was $338,511 of unrecognized compensation cost relating to unexpired Stock Options. That cost is expected to be recognized $333,429 in 2014, $4,002 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of June 30, 2014 Omagine had 7,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

The Tempest Warrants

On June 24, 2014 in connection with the sale of 362,308 restricted Common Shares to an investor (see Note 6), Omagine issued 1,000,000 Warrants to such investor, each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”). Both the exercise price of the Tempest Warrants and the number of Common Shares issuable upon exercise of the Tempest Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spin off.

The Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. The Tempest Warrants expire on June 23, 2016 and are not redeemable by Omagine.

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status has now expired. Omagine intends to file another post-effective amendment to the Warrant Registration in order to re-instate its effectiveness. All Strategic Warrants expire on December 31, 2014 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)

U.S. federal net operating loss carry forwards	$5,012,000	$4,936,000

U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,432,000	1,410,000
	6,444,000	6,346,000
Less: Valuation allowance	(6,444,000)	(6,346,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at June 30, 2014.

At June 30, 2014, the Company had U.S. federal net operating loss carry forwards of approximately $14,321,000, expiring in various amounts from fiscal year 2017 to fiscal year 2034.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease commenced in January 2014 and providing for an annual rental of $35,880. The Company’s rent expense for the six months ended June 30, 2014 and 2013 was $76,989 and $68,212, respectively.

At June 30, 2014, the future minimum lease payments under non-cancelable operating leases (unaudited) were as follows:

Year Ending June 30,
2015	$102,878
2016	51,438
Total	$154,316

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Provided LLC signs the Development Agreement with the Government of Oman for the Omagine Project, Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2014 and for the year ended December 31, 2013, Omagine has continued to accrue salary payable to its President on the basis of an annual salary of $125,000 and on April 24, 2014, Omagine paid its President $187,691 of such accrued officers payroll. At June 30, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its President of $247,964 and $398,154, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Provided LLC signs the Development Agreement with the Government of Oman for the Omagine Project, Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. For the six months ended June 30, 2014 and for the year ended December 31, 2013, Omagine partially paid and partially accrued officers’ compensation to its Vice President on the basis of an annual salary of $100,000. At June 30, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $171,575 and $163,575, respectively.

For the six months ended June 30, 2014 and for the year ended December 31, 2013, Omagine partially paid and partially accrued officers’ compensation to its Controller on the basis of an annual salary of $80,000. At June 30, 2014 and December 31, 2013, Omagine had unpaid accrued officers’ compensation due to its Controller of $165,883 and $165,883, respectively.

Contingent Fee Payment Obligation

Depending on the prevailing circumstances after the signing of the DA, LLC may execute an agreement with Michael Baker Corporation ("Baker") to hire Baker as its Program Manager and Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, Omagine agreed that when and if LLC signs a DA with the Government of Oman, then, and only then, Omagine would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The Contingent Fee is not due or owing to Baker unless and until LLC signs the DA with the Government of Oman but the payment to Baker of the Contingent Fee is not conditional upon the execution of the PM Contract.

Equity Financing Agreements

Omagine, Inc. and YA were parties to a Stand-By Equity Distribution Agreement (the “SEDA”) which was due to expire on September 1, 2014 (See Note 11- Subsequent Events).

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the SEDA (the ”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, on April 22, 2014 Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, an affiliate of YA (See Note 6).

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an "Advance Notice"), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine. filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine. in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for a Common Share on such Trading Day.

Omagine Project

LLC’s proposed Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). The Company is awaiting the signing of a Development Agreement between LLC and the Government of Oman for the Omagine Project.

The Omagine Project contemplates the integration of cultural, heritage, educational, entertainment and residential components including a theme park and associated exhibition buildings, shopping and retail establishments, restaurants and several million square feet of residential development.

Omagine LLC Shareholder Agreement

Omagine and JOL organized LLC in Oman and capitalized it with an initial investment of twenty thousand (20,000) Omani Rials ($52,000). Subsequently, Omagine, JOL and the New Investors entered into a shareholder agreement relating to LLC (the “Shareholder Agreement”).

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment). As of June 30, 2014, Omagine has (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 50,000 Omani Rials ($130,000) of cash advances to LLC against the OMAG Final Equity Investment (See Note 11- Subsequent Events).

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125). Additionally pursuant to the Shareholder Agreement, RCA agreed to invest the Omagine Site as a non-cash “payment-in-kind” capital contribution to LLC (the “PIK”). The PIK represents the value of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project. The value of  the PIK will be determined by appraisal after the DA is signed.

NOTE 10– RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013 respectively, Omagine’s accounts payable included $5,250 and $7,499 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

On July 7, 2014, Omagine advanced an additional 15,000 Omani Rials ($39,000) to LLC. As of July 7, 2014 Omagine has made cash advances against the OMAG Final Equity Investment to LLC totaling 65,000 Omani Rials ($169,000).

On July 21, 2014, the SEDA which was due to expire on September 1, 2014, was terminated by the mutual consent of Omagine and YA.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Omagine, Inc. (“Omagine” or the "Registrant") was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all its operations through its 60% owned subsidiary Omagine LLC, an Omani limited liability corporation (“LLC”) and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”). Omagine, JOL and LLC are collectively referred to herein as the "Company".

JOL was acquired by Omagine in October 2005 and is presently inactive. In November 2009, Omagine and JOL organized LLC as a limited liability company under the laws of the Sultanate of Oman ("Oman") to design, develop, own and operate our initial project – a mixed-use tourism and real-estate project in Oman named the “Omagine Project”.

The Company is a development stage entity (“DSE”) as defined in ASC 915 issued by the Financial Accounting Standards Board and is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of unique tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

Omagine and JOL initially capitalized LLC at 20,000 Omani Rials [$52,000] (the “OMAG Initial Equity Investment”) and Omagine’s 100% ownership of LLC was later reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: “Description of Business – The Shareholder Agreement”).

The number of shares of Omagine’s Common Stock (“the Common Shares”) issued and outstanding as of June 30, 2014 and the date hereof is 15,955,798.

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

Revenue Recognition. The method of revenue recognition at LLC will be determined by management when and if it becomes likely that LLC will begin generating revenue.

Valuation Allowance for Deferred Tax Assets. The carrying value of deferred U.S. tax assets assumes that the Company will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's estimates and assumptions.

The Omagine Project

Omagine has proposed to the Government of Oman (the “Government”) the development in Oman by LLC of the Omagine Project - a mixed-use tourism and real estate project.

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

The Development Agreement

The contract between the Government and LLC which will govern the design, development, construction, management and ownership of the Omagine Project and the Government’s and LLC’s rights and obligations with respect to the Omagine Project, is the “Development Agreement” (the “DA”).

In order to begin the development of the Omagine Project, it is first necessary that LLC and the Ministry of Tourism of Oman (“MOT”) sign the DA. For a detailed description MOT’s numerous DA signing delays to date, please see the Registrant’s prior reports filed with the SEC.

From October 2013 through July 2014, an intensified series of meetings and discussions were held between and among various members of LLC’s management, shareholders and lawyers, and the Minister of Tourism, His Excellency Ahmed Al-Mahrizi, (the “Minister”) and senior staff members of the MOT (“MOT Staff”).

These meetings and discussions are now concluded and they have resulted in:

i.	several immaterial changes to the DA, and

ii.	agreement by the parties on the final wording of the DA, and

iii.	the issuance of and receipt by LLC of the new land deed (“Krooki”) for the Omagine Site, and

iv.	the issuance to LLC by the Minister of a license designating the Omagine Project as an Integrated Tourism Project (“ITC”)..

In late June 2014, we were informed directly by the Minister and separately by the MOT Staff that all wording of the DA was now agreed by the MOT (the “Final DA”) and that the MOT Staff only required a letter of undertaking in Arabic from LLC (the “Undertaking Letter”) after which the Final DA would be signed by LLC and by the Minister of Tourism on behalf of the Government.

On July 10, 2014, after prior agreement by the parties to its exact Arabic wording, the signed Undertaking Letter was delivered to MOT.

On July 17, 2014, management was informed by MOT that (i) they accepted and agreed to our July 10th Undertaking Letter, (ii) the Minister was traveling outside of Oman and would be returning by July 27th, and (iii) we would be signing the DA shortly after the end of the upcoming EID holiday.

Although business activity slows somewhat during the holy month of Ramadan which ended in Oman on July 26th, much was efficiently accomplished by MOT and LLC during Ramadan. The EID holiday is from July 27th to July 31st and the Government returns to work on August 3, 2014. Management presently expects that the DA signing will occur sometime during August 2014.

Past experience indicates that caution should be exercised in making any assumptions until the DA is actually signed by the parties. In light of such past experience, we caution investors that we cannot give any assurance that the DA will be signed by the parties until it is actually signed by them.

The Usufruct Agreement

The Usufruct Agreement (the “UA”) is the contract between the Government and LLC which will govern the use, development and sale of the land constituting the Omagine Site (the “Project Land”). With respect to how such Project Land may be used or developed, the UA goes into no detail and merely states that the Omagine Site will be developed in accordance with the DA. Although the UA is a separate agreement from the DA, the DA and UA are dependent upon each other and the UA is part of and is incorporated by reference into the DA. Both the UA and the DA stipulate that in the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA will control. The term of the Usufruct Agreement is for fifty (50) years and it is renewable for an additional fifty years upon the agreement of the parties (the “Term”).

The UA grants LLC the absolute right during the Term to use, control, develop and sell (to itself or others) the Project Land pursuant to the terms of the DA. The UA obligates LLC, beginning on the fifth anniversary of the signing of the UA, to pay the Government an annual fee equal to three hundred Omani Baisa (equivalent to approximately $0.78) for each square meter of Project Land within any legally delineated plot of Project Land upon which plot there is a substantially completed non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after signing the UA and no Usufruct Rent is ever due or owing during the Term with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. open space, roads, building work-in-progress, etc.).

As is present practice in Oman, LLC anticipates that sales contracts with third party purchasers of residential or commercial properties that are purchased “off plan” (i.e. purchased before construction thereof), will stipulate the payment to LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, LLC anticipates that (i) the construction costs for most, possibly a majority, of properties will be “owner-financed” by the relevant purchaser, and (ii) it will therefore not be necessary for LLC to utilize any Construction Financing from its banks in order to pay for the construction costs of properties which are sold pursuant to “off plan” sales contracts. Management expects that this commonly accepted sales contract and payment process will significantly benefit LLC by reducing its aggregate requirements for Construction Financing from its banks.

The UA and DA also obligate LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party during the Term (the “Land Price Payments”). Such Land Price Payments are not due or owing to the Government from LLC until such time as LLC legally transfers the freehold title to such land to such purchasers, which time will coincide with the closing of the sale of such properties. Such closings will only occur after LLC has received final payment from the purchaser of the relevant sales contract amount for such properties. LLC’s financing profile is therefore further enhanced since it is not obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser. At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

At the expiration of the Term, any Project Land, or buildings situated on Project Land, remaining unsold - if any - will revert to the ownership of the Government. Since the UA and DA grant LLC the right to sell the freehold title to all Project Land and buildings in the Omagine Project, LLC does not anticipate that there will be any unsold Project Land or buildings at the expiration of the 50 year Term. The foregoing summary of the terms of the Usufruct Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Usufruct Agreement which the Company will file as an exhibit to its SEC filing subsequent to the signing of the Usufruct Agreement by LLC.

The Shareholder Agreement / LLC Capital Structure

In May 2011, Omagine, JOL and three new investors (the “New Shareholders”) entered into the Shareholder Agreement pursuant to which, among other things, Omagine’s 100% ownership of LLC was reduced to 60%. The Shareholder Agreement is attached hereto as Exhibit 10.3.

The New Shareholders are:

i.	The Office of Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and

ii.
Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and

2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

Pursuant to the provisions of the Shareholder Agreement, LLC acknowledged the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment from Omagine and sold newly issued shares of its capital stock to Omagine and to the New Shareholders for an aggregate cash investment amount of 26,968,125 Omani Rials ($70,117,125) (the “New Investment”).

The New Investment will be invested in two stages and as of the date hereof the first stage investments into LLC have been made by Omagine and the New Shareholders as follows:

i.	Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC, and

ii.	CCIC (through its 2 subsidiaries) invested 22,500 Omani Rials ($58,500) into LLC, and

iii.	RCA invested 37,500 Omani Rials ($97,500) into LLC.

LLC is presently capitalized at 150,000 Omani Rials ($390,000) and Omagine has also advanced it an additional 65,000 Omani Rials (the “Cash Advance”). A summary of LLC’s capital structure as of the date hereof is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advance (Omani Rials)
Omagine	60%	90,000	$234,000	65,000
RCA	25%	37,500	$97,500	0
CCC-Panama	10%	15,000	$39,000	0
CCC-Oman	5%	7,500	$19,500	0
Total Capital	100%	150,000	$390,000	65,000

The Shareholder Agreement defines the “Financing Agreement Date” as the day upon which LLC and an investment fund, lender or other person first execute and deliver a legally binding agreement pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project.

The second and final stage investments into LLC to be made by Omagine and the New Shareholders (the “Deferred Investments”) are contingent upon the following:

i.	Omagine’s Deferred Investment is contingent upon the Development Agreement being signed, and

ii.
CCIC’s two subsidiaries’ Deferred Investments are contingent upon the appointment of CCC-Oman by LLC as the general contractor for the Omagine Project and the occurrence of the Financing Agreement Date.

iii.	RCA’s Deferred Investment is contingent upon the occurrence of the Financing Agreement Date.

The amounts of the Deferred Investments are as follows:

i.	Omagine will invest an additional 145,000 Omani Rials ($377,000) plus its Cash Advance of 65,000 Omani Rials ($169,000) for a total Deferred Investment by Omagine of 210,000 Omani Rials ($546,000).

ii.	CCIC (through its 2 subsidiaries) will invest an additional 18,987,500 Omani Rials ($49,367,500).

iii.	RCA will invest an additional 7,640,625 Omani Rials ($19,865,625).

RCA will also invest the Omagine Site as a non-cash “payment-in-kind” capital contribution to LLC (the “PIK”). The PIK represents the value of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project. The value of  the PIK will be determined by appraisal after the DA is signed.

Management believes that the PIK and the New Investment are the most important parts of LLC’s capital structure and that they were the most difficult to arrange since they are the highest risk portion of such equity capital structure. As of the date hereof, both the PIK and the New Investment are memorialized in the legally binding Shareholder Agreement.

After the DA is signed LLC plans to transform its corporate structure from a limited liability company into a joint-stock company (“Omagine SAOC”). Subsequent to the Deferred Investments being made, Omagine SAOC (formerly LLC) will then be capitalized at 26,988,125 Omani Rials ($70,169,125). A summary of Omagine SAOC’s capital structure after such Deferred Investments are made is as follows:

Omagine SAOC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)

Omagine	60%	300,000	$780,000
RCA	25%	7,678,125	$19,963,125	+ PIK *
CCC-Panama	10%	12,673,333	$32,950,666
CCC-Oman	5%	6,336,667	$16,475,334
Total Capital:	100%	26,988,125	$70,169,125	+ PIK *

*	The capital of LLC will likely be increased further at a later date when and if the non-cash valuation of the PIK is recorded as a capital investment into LLC.

The PIK represents a portion of RCA’s payment to LLC for its 25% ownership of LLC. The value of the PIK will equal the value to LLC that is ultimately assigned to the provision to LLC of the approximately 245 acres of beachfront land constituting the Omagine Site. After the DA is signed, the value of the PIK will be determined by a professional valuation expert in accordance with Omani law and with the concurrence of LLC’s independent auditor.

Although Omagine and the New Shareholders will have invested an aggregate of 360,000 Omani Rials (equivalent to approximately $936,000) before the Financing Agreement Date, 26,628,125 Omani Rials ($69,233,125) of the Deferred Investments will not be invested by the New Shareholders or received by LLC until the Financing Agreement Date.

The Financing Agreement Date is presently projected by management to occur within twelve months after the signing of the DA. If however the financial resources are available to Omagine, then Omagine and LLC may at their option, choose to trigger the Financing Agreement Date earlier by having Omagine make a secured loan to LLC (and thereby, pursuant to the provisions of the Shareholder Agreement, trigger the $69,233,125 Deferred Investment by the New Shareholders into LLC) to finance the first phase of the development of the Omagine Project.

Management presently intends to pursue the sale of a further percentage of LLC’s equity to one or more investors as soon as reasonably possible subsequent to the signing of the DA and management presently believes it can maintain Omagine’s majority control of LLC while successfully selling such LLC equity to new investors for an amount in excess of the average cash investment amount paid by the New Shareholders.

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. If and when the Financing Agreement Date occurs, the Company will experience a substantial increase in capital when 60% of the approximately $70 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. At or about that same time the Company may experience an additional substantial increase in its capital when 60% of the valuation of the PIK may also be recorded as capital on the Company’s consolidated financial statements. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

The Company continues the preparation for its anticipated future business activities in various ways including but not limited to: (i) recruiting various executive level personnel for both Omagine and LLC that will be required to ramp up organizationally for the Omagine Project, (ii) examining various methods of raising additional capital for both Omagine and LLC, (iii) negotiating and concluding the legally binding definitive agreement with BNP Paribas CIB and BNP Paribas Real Estate based upon the terms and conditions outlined in the LOI; (iv) negotiating the outlines of initial contracts with CCC-Oman and the other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (v) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (vi) examining various tax structures, (vii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (viii) examining various other matters we believe will enhance shareholder value, and (ix) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

Subsequent to signing the Development Agreement, the Company plans to enter businesses other than real estate development - and ancillary to, and derivative of, the Omagine Project - and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

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

Pre-Development Expenses / Success Fee

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of Omagine Project related expenses incurred by Omagine and JOL prior to the signing of the DA. Such Pre-Development Expense Amount expenses were heretofore incurred by Omagine and JOL and continue to be incurred by Omagine with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and the negotiation and conclusion of the DA with the Government.

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement (April 20, 2011), the Pre-Development Expense Amount was approximately nine (9) million U.S. dollars, and (ii) defines the Success Fee as being equal to ten (10) million dollars.

As provided for in the Shareholder Agreement, Omagine will receive payment in full from LLC of:

(i)	the Pre-Development Expense Amount and,
(ii)	the $10 million Success Fee.

The Shareholder Agreement also defines the date subsequent to the Financing Agreement Date when LLC draws down the first amount of debt financing as the “Draw Date”.

The ten (10) million dollar Success Fee will be paid to Omagine in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

Fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine on or within ten (10) days after the Draw Date and the remaining fifty percent (50%) will be paid to Omagine in five equal annual installments beginning on the first anniversary of the Draw Date.

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine management on behalf of LLC in arms-length transactions between LLC and the New Shareholders. Other than their present ownership positions in LLC, none of the New Shareholders are affiliates of Omagine. The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of LLC and it provides for the LLC shares presently owned by JOL to be transferred to Omagine subsequent to the signing of the DA.

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

On January 2, 2013, LLC signed a letter of intent (“LOI”) with BNP Paribas, Wholesale Banking, Bahrain through its Corporate and Investment Banking department (“BNP Paribas CIB”) and BNP Paribas Real Estate Property and Management LLC (“BNP Paribas Real Estate”).

The LOI memorializes the parties’ discussions and proposals with regards to the Omagine Project as follows:

(a)
LLC intends to appoint BNP Paribas CIB as the financial advisor to LLC and to arrange the financing for the Omagine Project, including evaluating various funding, capital and debt structures available to LLC; and

(b)
LLC intends to appoint BNP Paribas Real Estate for real estate advisory services to LLC and to assist LLC by, among other things, providing a full financial feasibility assessment and a market feasibility study for the Omagine Project. This study will be utilized by BNP Paribas CIB in arranging the project financing.

The LOI is non-binding and subject to the execution of a definitive agreement between the parties which is expected to occur subsequent to the DA signing.

As previously disclosed (i) LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) LLC has a longstanding relationship with Bank Muscat SAOG ("BankMuscat") which is 30% owned by RCA and is the largest financial institution in Oman. After the DA is signed, LLC plans to nominate an Omani bank to be a joint-venture partner with BNP Paribas CIB with respect to the syndication of the debt financing for the Omagine Project ("Construction Financing").

As presently contemplated by the LOI, BNP Paribas CIB (and an Omani bank as its joint-venture partner) will be engaged by LLC as its financial advisor to assist LLC in arranging the necessary Construction Financing for the Omagine Project and other financing for LLC as may be required. The capital of LLC, proceeds from the sales, if any, by LLC of additional equity stakes, bank borrowings and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by BNP Paribas CIB on our behalf. With BNP Paribas CIB leading this effort, management is optimistic with respect to LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA, which is presently agreed and approved (but not yet signed), recognizes and addresses this issue when it states, in relevant part:

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

MENA Region banks and financial institutions continue to maintain high levels of liquidity but the project financing environment in Oman and the MENA Region remains cautious after the recent worldwide bank liquidity problems and Eurozone debt crisis. BNP Paribas CIB has deep and wide-ranging expertise in the MENA Region project financing markets and as part of its normal business activities it is in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is optimistic that BNP Paribas CIB will be able to arrange the necessary project financing for the Omagine Project. Management believes and BNP Paribas CIB concurs, that there is currently a high degree of liquidity and a strong appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. The banks and other financial institutions and advisers with which we have discussed the Omagine Project (including BNP Paribas CIB and BNP Paribas Real Estate) have been uniformly impressed with the quality of the LLC shareholders.

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

Market Conditions

Notwithstanding the foregoing, we continue to be of the opinion that the project finance market in Oman remains challenging. The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Management plans to obtain third party verification of its assumptions and beliefs by engaging BNP Paribas Real Estate promptly after the DA is signed to update and assess LLC’s market feasibility study for the Omagine Project. BNP Paribas Real Estate will also perform a full third-party financial feasibility assessment to update LLC’s underlying assumptions in its financial model for the Omagine Project. These studies and assessments will then be utilized by LLC to fine tune its development plans, and by BNP Paribas CIB in arranging the necessary Construction Financing and other financing for LLC as may be required.

Assuming the DA is signed in August 2014, LLC should be well positioned to benefit from the ongoing and improving market conditions in both the real-estate and project financing sectors since, from a timing perspective, LLC plans to begin a year or more of intensive design and planning activities after the DA is signed, followed by the launch of residential and commercial sales at the Omagine Project.

The worldwide financial crisis, the “Arab Spring” uprisings, the Eurozone financial crisis - and the plethora of their poisonous knock-on effects - had deep and deleterious banking, economic, market and political consequences. It is indisputable that in the immediate and near-term aftermath of these crises, real estate and financial markets worldwide (including the Oman markets) were vastly more troubled and challenging than they are at present.

It is clear that operating in today’s recovering market environment is preferable to having to operate in the prior years’ toxic environment characterized by tumultuous and severely adverse economic, political, financial and societal disorders. Management is of the opinion that, other than the immensely damaging expense, liquidity and dilution issues inflicted to date on Omagine and its shareholders by the MOT’s continuing DA signing delays (See: “Liquidity – Dilution / MOT Delays” below), the Company has emerged from this turbulent event tunnel, not just unscathed - but strengthened. Present market conditions should favorably impact LLC’s future operations.

Although the Oman economy and markets were not nearly as severely affected by the aforementioned crises as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both residential and commercial selling prices and market absorption rates during the past several years. Raw material and labor prices initially dropped dramatically but have now recovered and stabilized.

Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, Oman has experienced several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur occasionally in Oman but these events, as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society.

Construction material costs and property selling prices in Oman and the surrounding region remain somewhat volatile and undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project will require adjustment – possibly significant adjustment – as future events unfold. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

At present, both the economy and real estate sector of nearby Dubai are experiencing a very robust recovery. Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market (over 10 million visitors in 2012), attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors. All of the foregoing will ensure that Dubai’s appeal is maintained and management expects this to have a positive knock-on effect on nearby Oman’s economy and real-estate market. (See: “Sales and Marketing” below).

Sales and Marketing

LLC plans to undertake several wide ranging and continuous marketing and public relations campaigns subsequent to the DA signing in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

Assuming the DA is signed in August 2014, the launch date for residential and commercial sales would be planned to occur in mid to late 2015. While management views most of the past delays by the Government as being adverse to the Company’s best interests, it recognizes that, if the DA is signed in August 2014, the continuing recovery of the project finance and local real estate markets will contribute positively to LLC’s future prospects. Management expects LLC to benefit from Dubai’s hosting of EXPO 2020, and similarly from nearby Qatar’s hosting of the World Cup Games in 2022. The Omagine Project will be conveniently located one hour from Dubai by air and is easily accessible by a fine roadway system in both Oman and the U.A.E. It is a natural and logical addition to a Dubai visit.

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have recovered and are increasingly strengthening. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent robust, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is brisk and continues to improve.

The DA as presently agreed (but not yet signed) allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

Non-Omani persons (including but not limited to expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC.

The Final DA stipulates the obligation of the Government to issue such Licenses and Permits as may be required for the development of the Omagine Project, including but not limited to issuing an Integrated Tourism Complex License (“ITC License”) designating the Omagine Project as an ITC.  On June 26, 2014, the Government issued an ITC License to LLC designating the Omagine Project as an ITC.

Because it is now licensed as an ITC, the land,  residences and commercial properties within the Omagine Project may (after the DA is signed) be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land,  residences and commercial properties may be transferred to such buyers.

The excellent location of the Omagine Site is universally recognized by local market participants and the significance of the provision of the Omagine Site via the Usufruct Agreement to LLC is enormous. The increase in the value over the last several years of the land constituting the Omagine Site is expected to have a positive effect on the valuation of the PIK and on revenue from the sale of residential and commercial properties. The value of the Omagine Site will be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Usufruct Rights over the Omagine Site will be material and significant.

Pursuant to the DA and UA, LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the Project Land it sells to third party purchasers. At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter. (See: “Description of Business  -  “The Usufruct Agreement”  above).

Omagine and JOL have engaged in significant marketing, design, engineering, promotional and other activities with respect to the Omagine Project and have to date incurred a significant amount of costs associated with these and other general and administrative activities (collectively, the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is associated with, among other things, travel, consulting and professional fees, planning and feasibility studies, design, engineering, and with similar such activities including preparing and making presentations to the Government of Oman. Pursuant to the provisions of the Shareholder Agreement the Pre-Development Expense Amount (estimated to be approximately nine million U.S. dollars as of the April 20, 2011 date of the Shareholder Agreement) will be reimbursed to Omagine by LLC. (See: “Pre-Development Expenses / Success Fee” above).

Design, Engineering, Construction and Content Development

The Company does not presently own or directly operate any design, engineering or construction companies or facilities. Because of our strategic emphasis on design however, the Company or LLC may, depending upon circumstances, establish its own design and/or design supervision entity and/or contract with or enter into joint ventures with firms providing such design and design supervision services. The first phase of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by LLC shortly after the DA is signed.

While it will have the financial capacity to undertake certain limited initial planning and design activities after the DA is signed, if LLC wishes to begin more extensive design and development activities shortly after the DA is signed, it will have to accelerate the timing of the first Financing Agreement Date or sell additional equity or raise additional alternative financing (or a combination of some or all of the foregoing). Otherwise LLC will have to wait until the debt financing and Deferred Investments are received from the New Shareholders after the first Financing Agreement Date occurs in order to perform such extensive design and development activities.

To date, Omagine has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine (See: "Patents, Copyrights and Trademarks").

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker Corporation ("Baker") as its Program Manager and Project Manager. Baker is in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that, subject to the approval of the LLC shareholders, LLC will execute an agreement with Baker after the signing of the Development Agreement. Omagine presently has a contingent obligation to pay Baker an additional fee of $72,000 for past services, but this fee is only payable if the DA is signed by the Government and LLC. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. Baker was recently acquired by Integrated Mission Solutions LLC. What effect this acquisition will have on LLC’s plan to engage Baker as its Program Manager and Project Manager is unknown at this time.

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. It is presently anticipated that subsequent to the signing of the DA, one or more of such companies ("Content Developers") will be engaged by LLC to transform Omagine’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

Final design and engineering as well as the development and construction phases of the Omagine Project can only begin after the DA is signed. All of management’s past estimates regarding the timing of the DA signing have been incorrect. All negotiations with the Government with respect to the DA are now concluded. The Final DA has been agreed by all parties and we are presently awaiting notice from the MOT of the DA signing date.

Results of Operations:

Overview

The Company is a development stage entity and is not expected to generate revenue until after the occurrence of an event - the development of the Omagine Project in Oman - which as of the date hereof is not certain to occur. The Company will need to generate revenue in order to attain profitability.

As the development program for the Omagine Project becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. The Company presently expects, based on the current assumptions underlying LLC’s updated development program, that the development costs (including the costs for design, construction management, program management and construction) for the entire Omagine Project will be between $2.1 and $2.5 billion dollars.

As noted above however, although the Oman economy was not as severely affected by recent financial and political events as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility resulting from these events. The costs of labor and materials as well as the selling prices and market absorption rates of new residential and commercial properties remain somewhat volatile and accurate forecasts for such future costs, selling prices or market absorption rates cannot be made at this time. (See: “Market Conditions” and “Sales and Marketing”, above)

LLC nevertheless presently expects, based on signing the DA in August 2014 and on current assumptions and market activity, that such residential selling prices during the Omagine Project’s planned multiple sales releases during 2015 and beyond will be at least equal to the prices that are presently budgeted by LLC.

The Company plans to continue its focus on real-estate development, entertainment and hospitality ventures and on developing, building, owning and operating tourism and residential real-estate development projects, primarily in the MENA Region. The Company presently concentrates the majority of its efforts on the tourism and real estate development business of LLC in Oman and in particular on the Omagine Project. Because of our exclusive concentration at present on the Omagine Project in Oman, the Company’s business has country-specific and project-specific concentration risks that could make the Company vulnerable to the risk of severe impact.

The Company will need to raise additional capital and/or secure additional financing in order to execute its presently conceived business plan with respect to LLC and the Omagine Project.

In order to conserve its cash resources, Omagine has frequently deferred salary payments to its executive officers, utilized stock options to incentivize its employees and consultants and utilized Common Shares in lieu of cash to pay various professional fees. This policy continues as of the date hereof.

THREE MONTHS ENDED JUNE 30, 2014 vs.
THREE MONTHS ENDED JUNE 30, 2013

The Company did not generate any revenue or incur any cost of sales during the three month periods ended June 30, 2014 and 2013 respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $665,899 during the three month period ended June 30, 2014 compared to $617,934 during the three month period ended June 30, 2013. This $47,965 (8%) increase in SG&A Expenses for the three month period ended June 30 2014 compared to the prior period was attributable to increases in the following expense categories: commitment fees, which were paid for with Common Shares ($150,000), professional fees, some of which were paid for with Common Shares ($12,841), travel ($14,085), occupancy costs ($344) and other selling, general and administrative costs ($6,933) offset by decreases in the following expense categories: officers and directors’ compensation, some of which was stock based compensation ($118,379), consulting fees, some of which were paid with Common Shares ($17,859).

The Company sustained a net loss of $678,284 for the three month period ended June 30, 2014 compared to a net loss of $612,026 for the three month period ended June 30, 2013. This $66,258 (11%) increase in the Company's net loss for the three month period ended June 30 2014 compared to the prior period was principally attributable to the $47,965 increase in SG&A Expenses mentioned above, offset by increases in: interest expense ($10,771), amortization of debt discount ($18,367), and net loss attributable to minority shareholders of LLC ($10,845).

SIX MONTHS ENDED JUNE 30, 2014 vs.
SIX MONTHS ENDED JUNE 30, 2013

The Company did not generate any revenue or incur any cost of sales for the six month periods ended June 30, 2014 and 2013 respectively. Total SG&A Expenses were $1,152,344 during the six month period ended June 30, 2014 compared to $1,403,768 during the six month period ended June 30, 2013. This $251,424 (18%) decrease in SG&A Expenses for the six month period ended June 30 2014 compared to the prior period was attributable to decreases in the following expense categories: officers and directors’ compensation, some of which was stock based compensation ($210,320), consulting fees, some of which were paid with Common Shares ($196,807), travel ($3,718) and other SG&A costs ($20,777); offset by increases in the following expense categories: commitment fees, paid with Common Shares ($150,000) professional fees, some of which were paid with Common Shares ($21,421) and occupancy costs ($8,777).

The Company sustained a net loss of $1,173,426 for the six month period ended June 30, 2014 compared to a net loss of $1,398,069 for the six month period ended June 30, 2013. This $224,643 (16%) decrease in the Company's net loss for the six month period ended June 30 2014 compared to the prior period was principally attributable to the $251,424 decrease in SG&A Expenses mentioned above, offset by increases in: interest expense ($15,748), amortization of debt discount ($20,699), and net loss attributable to minority shareholders of LLC ($9,666).

Liquidity and Capital Resources

The Company incurred net losses of $1,173,426 and $1,398,069 during the six month periods ended June 30, 2014 and 2013 respectively. During the six month period ended June 30, 2014, the Company had net positive cash flow of $467,086 resulting from the $1,188,100 of positive cash flow from its financing activities being offset by the $721,014 of negative cash flow from its operating activities.

In July 2013 Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid off the 2013 YA Loan balance due at April 23, 2014 and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”).
(See: “The YA Loans” below).

Omagine’s financing activities during the six month period ended June 30, 2014 consisted of:

i.	sales of Common Shares for aggregate proceeds of $952,100,

ii.	re-payment of $175,000 representing the entire remaining principal balance of the 2013 YA Loan,

iii.	proceeds of $500,000 from the 2014 YA Loan,

iv.	payment of a $39,000 commitment fee with respect to the 2014 YA Loan, and

v.	payment of $50,000 of the principal balance of the 2014 YA Loan.

The Company had no capital expenditures for the six month period ended June 30, 2014. Assuming LLC and the Government of Oman sign the Development Agreement for the Omagine Project in August 2014 as expected, the Company anticipates that it will incur significant expenses related to capital expenditures, marketing, public relations and promotional activities during the periods subsequent to September 2014.

At June 30, 2014, the Company had $504,749 in current assets, consisting of $486,809 of cash and $17,940 of prepaid expenses. The Company's current liabilities at June 30, 2014 totaled $1,665,618 consisting of $356,565 of convertible notes payable and accrued interest, $422,066 of notes payable and accrued interest, $301,565 of accounts payable and accrued expenses and $585,422 of accrued officers’ payroll. At June 30, 2014, the Company had a working capital deficit of $1,160,869 compared to a working capital deficit of $1,572,905 at December 31, 2013. Forty-seven percent (47%) of the $1,665,618 of current liabilities at June 30, 2014 ($785,795) is due and owing to officers and/or directors of Omagine.

The $412,036 decrease in the Company's working capital deficit at June 30, 2014 compared to December 31, 2013 is attributable to increases in cash ($467,086) and prepaid expenses ($7,665); offset by a $62,715 increase in, current liabilities. The Company’s liabilities at June 30, 2014 increased compared to December 31, 2013 due to increases in: notes payable and accrued interest ($258,940) and accrued interest on convertible notes payable ($8,630); offset by decreases in: accrued officers’ payroll ($142,190),and accounts payable, accrued expenses and other current liabilities ( $62,665).

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

Warrants

As of the date hereof, Omagine has 7,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, as follows:

i.
6,422,124 Warrants, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”), and

ii.
1,000,000 Warrants which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”).

Management is hopeful that, when and if the Omagine Development Agreement is signed, that the 6,422,124 outstanding Strategic Warrants will thereafter become “in the money” and will be exercised. In accordance with their terms, the 1,000,000 Tempest Warrants are by definition always “in the money” but Omagine cannot be certain when or if any Tempest Warrants will be exercised.

Management is hopeful that the Warrants will provide a future source of additional financing for Omagine. An exercise of a significant number of Warrants could provide the financing necessary to: (i) fund the remaining balance of the OMAG Final Equity Investment, and (ii) trigger the first Financing Agreement Date via a secured loan from Omagine to LLC should that be desirable at the time.

Strategic Warrants

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status has now expired. Omagine intends to file another post-effective amendment to the Warrant Registration in order to re-instate its effectiveness. The expiration date of all Strategic Warrants is December 31, 2014. All Strategic Warrants expire on December 31, 2014 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

Tempest Warrants

On June 24, 2014, Omagine issued the Tempest Warrants to an investor. (See: Exhibit 4.4). Both the Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. Omagine has no obligation nor present intention to register with the SEC either the Tempest Warrants or the Common Shares underlying the Tempest Warrants. The Tempest Warrants expire on June 23, 2016 and are not redeemable by Omagine.

Standby Equity Distribution Agreements:

Prior SEDAs

Between 2009 and 2011, Omagine had a Stand-By Equity Distribution Agreement with an affiliate of YA (the “2009 SEDA”).

Omagine and an investment fund, YA Global Master SPV, Ltd. (“YA”), were parties to a second Stand-By Equity Distribution Agreement (the “SEDA”) which was due to expire on September 1, 2014. In connection with the SEDA, Omagine filed with the SEC a registration statement (the “SEDA Registration Statement”) on Form S-1 (Commission File No. 333-175168) pursuant to which 3,244,216 Common Shares were registered. Between August 24, 2011 and May 6, 2014, YA purchased 561,690 Common Shares from Omagine under the SEDA for an aggregate Purchase Price of $835,000 and YA did not thereafter purchase any Common Shares from Omagine under  the SEDA. The SEDA was terminated on July 21, 2014 by the mutual consent of the parties (See: Exhibit 10.18). On July 21, 2014 Omagine filed a post-effective amendment to the SEDA Registration Statement de-registering the previously registered 2,438,310 Common Shares which were not sold to YA pursuant to the SEDA. The SEDA and the 2009 SEDA are sometimes collectively referred to herein as the “Prior SEDAs”.

The 2014 SEDA

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement (the "2014 SEDA"). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC which is an affiliate of YA.

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an "Advance Notice"), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (iv) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for Common Share on such Trading Day.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.2, 10.13, and 10.17.

Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Sales of Common Shares to YA pursuant to the SEDA totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000.

Omagine intends, subject to the Registration Statement being declared effective by the SEC,  to utilize the 2014 SEDA to fund its ongoing operations, as and if necessary.

The YA Loan Agreements

Omagine and YA, the investment fund which is a party with Omagine to the SEDA and the 2014 SEDA, entered into a loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”). Pursuant to the 2013 YA Loan Agreement, Omagine borrowed two hundred thousand dollars ($200,000) from YA (the “2013 YA Loan”) for a term of one year at an annual interest rate of 10%. The 2013 YA Loan Agreement called for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the 2013 YA Loan to Omagine equal to $180,000. Such $180,000 of proceeds was received by Omagine on September 3, 2013. The 2013 YA Loan Agreement also extended the expiration date of the SEDA. The foregoing summary of the terms of the 2013 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 YA Loan Agreement attached hereto as Exhibit 10.12.

On April 22, 2014, Omagine and YA entered into another loan agreement (the “2014 YA Loan Agreement”) whereby Omagine borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, Omagine (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan was received by Omagine on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.14; 10.15; and 10.16 respectively.

Omagine presently anticipates that the 2014 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

Management’s original intent was to use the Prior SEDAs only after the DA was signed. The continued delays by the Omani Government in signing the DA however have necessitated our utilization of the Prior SEDAs and YA Loans to finance our current operations (See “Dilution / MOT Delays” below).

It is management’s opinion however that if and after the DA is signed, such dilution and downward pressure on our stock price will be substantially alleviated with respect to sales of Common Shares made pursuant to the 2014 SEDA. There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

Omagine LLC

LLC presently has limited and strained resources.

Omagine and JOL invested the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into LLC in 2009.

A further 130,000 Omani Rial ($338,000) aggregate investment was made into LLC by Omagine and the New Shareholders pursuant to the Shareholder Agreement and LLC is presently capitalized at 150,000 Omani Rials ($390,000).

Expenses incurred during the many extended delays in signing the DA have depleted LLC’s resources and as of the date of this Report Omagine has advanced to LLC 65,000 Omani Rials ($169,000) of the OMAG Final Equity Investment in order to maintain LLC’s liquidity.

Omagine will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into LLC after the DA is signed and LLC will then be capitalized at 360,000 Omani Rials ($936,000).

The New Shareholders will make an additional 26,628,125 Omani Rial ($69,233,125) investment into LLC after the Financing Agreement Date occurs and LLC will then be capitalized at 26,988,125 Omani Rials ($70,169,125).

The capital of LLC will likely be increased further at a later date if and when the non-cash valuation of the PIK is recorded as a capital investment into LLC.

The continuation of LLC’s business and its efforts to sign the Development Agreement have to a large extent been financed to date by Omagine and it is planned that such activities will, to a large extent, continue to be financed by Omagine until the DA is signed. The Company is relying for revenue growth upon the future business LLC.

Omagine Inc.

The continuation of Omagine’s operations is dependent upon Omagine’s ability to secure financing for its and LLC’s operations until such time as the DA is signed, the Financing Agreement Date occurs and LLC begins paying Omagine the $10 million Success Fee and the approximately $9 million of Pre-Development Expenses. (See: “Pre-Development Expenses / Success Fee” above)

In order to generate the cash needed to sustain the Company’s ongoing operations, Omagine has over the past many years relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares made pursuant to private placements. If the DA is signed, management is hopeful that the Warrants will provide a future source of additional financing. After the DA is signed, Omagine may, if it has the necessary financial resources available to it, make a secured loan to LLC in order to trigger the first Financing Agreement Date, thereby also triggering the investment into LLC by the New Shareholders of their Deferred Investments in the aggregate amount of 26,628,125 Omani Rials ($69,233,125).

Investors and Shareholders should be aware that as a Development Stage Entity we have had no revenue for the past several years and do not expect to generate any revenue until after the DA is signed and the Financing Agreement Date is achieved.

Either the failure of LLC to sign the Development Agreement with the Government of Oman or, if signed, the failure thereafter of the Financing Agreement Date to occur, will have a materially significant negative effect on the Company’s ability to continue operations.

Dilution / MOT Delays

The Company has to date endured countless DA signing delays by the Ministry of Tourism of Oman (the “MOT Delays”) and Omagine has to date incurred many millions of dollars of expenses (the “Delay Expenses”) which, if not for the MOT Delays, would not have been incurred. The Delay Expenses were, and are, materially significant. They have severely strained and continue to strain the Company’s resources and are a direct result of the MOT Delays. Absent such MOT Delays, the Delay Expenses would not have occurred and the Company’s anticipated normal and customary expenses would have been much more easily manageable.

In order to finance the Delay Expenses and to address the perilous liquidity issues produced by the MOT Delays, management employed and continues to employ various financing mechanisms including but not limited to: the Prior SEDAs, a Rights Offering & Warrant Distribution, the 2014 SEDA, the YA Loans, salary suspensions, vendor, consultant and professional fee payments made with Common Shares in lieu of cash and private placement sales of restricted Common Shares (collectively, the “Financing Mechanisms”).

Furthermore, to encourage and incentivize the continued services of mission-critical employees and consultants, Omagine issued the Strategic Options.

From 2007 onward and up until the date hereof, the MOT has issued several written and verbal DA approvals (as agreed at those various times). Notwithstanding those several MOT approvals and the indisputable meeting of the minds between MOT and the Company with respect to the DA wording at such times, the MOT Delays continued apace. It is noteworthy that despite the multitude of circular negotiations over the past many years, the final DA as approved by the MOT as of the date hereof (July 2014) is virtually indistinguishable from the various previously approved DAs since 2007.

Throughout the MOT Delays Omagine utilized the Financing Mechanisms to finance the Delay Expenses and the Company’s continuing operations. This resulted in the number of Common Shares presently issued and outstanding (15,955,798) being a materially larger number than would otherwise have been the case absent the MOT Delays which necessitated the use of the Financing Mechanisms and the issuance of the Strategic Options.

Between January 1, 2008 and June 30, 2014, 6,079,415 newly issued Common Shares were sold to various investors, vendors, officers and consultants pursuant to the Financing Mechanisms. These Common Shares represent 38.1% of the Common Shares issued and outstanding as of June 30, 2014. It is likely that all or most of such 6,079,415 Common Shares would not be issued or outstanding if the MOT Delays had not occurred and if the DA had been signed by the Government as previously promised and frequently agreed by the MOT.

The MOT Delays have had a material adverse effect on the Company and they are directly responsible for Omagine’s employment of the Financing Mechanisms. The MOT Delays are therefore directly responsible for (i) the aforementioned substantial dilution of our shareholders’ ownership interests, and (ii) Omagine’s issuance of the Strategic Options which may contribute to further future shareholder dilution.

Although management believes the Strategic Options and Financing Mechanisms have been judiciously utilized to date, it is self-evident that the longer the Government of Oman delays the DA signing, the longer the Company’s human and financial resources will be strained and the greater will be the amount of shareholder dilution and downward pressure on our stock price resulting from the necessary and continued use of the Financing Mechanisms.

Capital Expenditures and Construction Financing

The Company did not incur any expense for capital expenditures during the first six months of 2014. In the periods after the DA is signed between the Government and LLC, we expect that (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Construction Financing for the Omagine Project. We anticipate that such capital expenditures and Construction Financing will be financed through a combination of invested capital, bank financing and possibly from the exercise of Warrants and/or from an additional sale or sales of LLC’s equity (See: “Financial Advisor”).

LLC's Construction Financing requirements are expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers.

Off-Balance Sheet Arrangements

We have not entered into and have no present intention of entering into any off-balance sheet financing arrangements. We have not formed and have no present intention of forming any special purpose entities.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Information required under this caption is not required for the Registrant since it is a smaller reporting company.

Item 4- Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Such controls also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Registrant’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Registrant's chief executive and financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (the “DCP Evaluation”).

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the SEDA and with the issuance by us of the Tempest Warrant and the Common Shares listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings. (See: Note 6 to the Company’s unaudited financial statements for the quarterly period ended June 30, 2014 included in this report).

On January 10, 2014, Omagine paid a law firm for legal services rendered by issuing such law firm 34,374 restricted Common Shares valued at $26,248, which value was $10,346 in excess of the $15,812 owed by Omagine to such law firm at that date.

On January 8, 2014 pursuant to the SEDA, Omagine sold 29,687 Common Shares to YA for proceeds of $25,000.

On January 17, 2014 pursuant to the SEDA, Omagine sold 24,912 Common Shares to YA for proceeds of $20,000.

On January 24, 2014 pursuant to the SEDA, Omagine sold 31,705 Common Shares to YA for proceeds of $25,000.

On February 13, 2014, Omagine contributed an aggregate of 73,315 restricted Common Shares valued at $76,250 to all eligible employees of the Omagine Inc. 401(k) Plan.

On February 14, 2014 pursuant to the SEDA, Omagine sold 68,493 Common Shares to YA for proceeds of $150,000.

On March 14, 2014, Omagine sold 70,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $70,000.

On March 14, 2014, Omagine paid a finder’s fee to a non-U.S. person (a “non-U.S. Finder”) in connection with the aforementioned sale of 70,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 3,500 restricted Common Shares valued at $6,101.

On March 21, 2014 pursuant to the SEDA, Omagine sold 13,597 Common Shares to YA for proceeds of $25,000.

On April 11, 2014, Omagine sold 150,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $150,000. At June 30, 2014, such non-U.S. person owned 1,195,300 Common Shares or approximately 7.5% of the Common Shares then outstanding and 441,120 Strategic Warrants.

On April 11, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 150,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,500 restricted Common Shares valued at $10,147.

On April 22, 2014, Omagine issued 85,822 restricted Common Shares to an affiliate of YA in satisfaction of a $150,000 commitment fee due in connection with the 2014 SEDA.

On May 6, 2014 pursuant to the SEDA, Omagine sold 32,270 Common Shares to YA for proceeds of $50,000.

On June 24, 2014, Omagine sold 362,308 restricted Common Shares and issued 1,000,000 Tempest Warrants to a non-U.S. person who is an accredited investor for proceeds $422,100.

On June 24, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 362,308 restricted Common Shares and issuance of 1,000,000 Tempest Warrants. Such finder’s fee was satisfied by paying such non-U.S. Finder $20,000 in cash and issuing such non-U.S. Finder 15,000 restricted Common Shares valued at $19,920.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the six month period ended June 30, 2014.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description

2	Certificate of Ownership and Merger (3)
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (1)
3(ii)	By-laws of Omagine (2)
4.1	Form of Subscription and Warrant Agent Agreement, dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (9)
4.2	Specimen of $5 Warrant Certificate (9)
4.3	Specimen of $10 Warrant Certificate (9)
4.4	Tempest Warrant*
10.1	The CCIC and CCC Agreement (3)
10.2	The May 4, 2011 Standby Equity Distribution Agreement (“SEDA”) (6)
10.3	The Shareholder Agreement dated as of April 20, 2011 (7)
10.4	The Hamdan Amendment Agreement (16)
0.5	Amendment Agreement to the SEDA, dated June 21, 2011 (8)
10.6	Convertible Promissory Note payable to Frank J. Drohan (12)
10.7	Convertible Promissory Note payable to Charles P. Kuczynski (12)
10.8	Convertible Promissory Note No. 1 payable to Louis Lombardo (12)
10.9	Convertible Promissory Note No. 2 payable to Louis Lombardo (12)
10.10	Lease Extension Agreement expiring December 31, 2015 between Omagine and the Empire State Building LLC (13)
10.11	Waiver Letter dated May 22, 2012 signed by Omagine and YA Master (10)
10.12	YA Note Purchase Agreement and Amended Schedule III thereto (14)
10.13	Standby Equity Distribution Agreement dated April 22, 2014 by and between Omagine, Inc. and YA Global Master SPV, Ltd. (the “2014 SEDA”) (15)
10.14	Note Purchase Agreement dated April 22, 2014 by and between Omagine and YA Global Master SPV, Ltd. (15)
10.15	Promissory Note in the principal amount of $500,000 dated April 22, 2014 and issued by Omagine in favor of YA Global Master SPV, Ltd. (15)
10.16	Closing Statement for the 2014 SEDA dated April 22, 2014 signed by Omagine and YA Global Master SPV, Ltd. (15)
10.17	Standby Equity Distribution Agreement dated December 22, 2008 by and between Omagine, Inc. and YA Global Investments, L.P. (the “2009 SEDA”) (17)
10.18	The SEDA Termination Agreement dated July 21, 2014*
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (12)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	The Omagine, Inc. 401(k) Adoption Agreement (4)
99.2	Amended Omagine, Inc. 2003 Stock Option Plan (5)
99.3	The Omagine, Inc. 2014 Stock Option Plan (16)
99.4	LLC letter to the Minister of Tourism dated December 15, 2013 (11)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*  Filed herewith

(1)	Previously filed with the SEC on July 20, 2010 as an exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on November 18, 2005 as an exhibit to the Company’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on February 25, 2009 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on April 14, 2010 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on May 5, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(7)
Previously filed with the SEC on November 8, 2011 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to the Company’s current Report on Form 8-K filed with the SEC on May 31, 2011.

(8)	Previously filed with the SEC on June 21, 2011 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (Registration No. 333-179040) and incorporated herein by reference thereto.
(10)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine's registration statement on Form S-1/A (Registration No. 333-175168) and incorporated herein by reference thereto.
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

(15)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(16)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(17)	Previously filed with the SEC on December 31, 2008 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: July 31, 2014	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: July 31, 2014	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer