Form 10-Q
period 2014-09-30
Omagine, Inc.
filed 2014-11-18
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

[ ] Yes [X] No

As of November 13, 2014, the Registrant had outstanding 16,458,119 shares of common stock, par value $.001 per share (“Common Stock”).

1

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report that are not statements of historical facts constitute "forward-looking statements" notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) future economic or financial performance of Omagine LLC, and (vi) assumptions underlying such statements.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with execution of the Omagine Project, including financing, construction, budget and schedule risks;
●	the uncertainty associated with political events in the Middle East and North Africa (the “MENA Region”);
●	the uncertainty associated with political events (including any possible leadership changes) in Oman;
●	the uncertainty associated with the Company’s efforts to secure additional financing, including project financing for the Omagine Project;
●	Fluctuations in the supply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;
●	the impact of MENA Region or international economies and/or future events (including natural disasters) on: (a) the Oman economy, (b) the Company’s business or operations, (c) tourism within or into Oman, (d) the oil and natural gas businesses in Oman (including fluctuations in the world market price of oil), and (e) other major industries operating within the Omani market;
●	deterioration or malaise in economic conditions or in the continuing recovery of the Oman, MENA Region and international real estate markets, including any associated impact of depressed levels of consumer and business confidence in the state of the Omani and international economies;
●	inflation, interest rates, movements in interest rates, securities market and monetary fluctuations;
●	acts of war, civil or political unrest, terrorism or political instability in Oman or the MENA Region; or
●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$436,080	$19,723
Prepaid expenses and other current assets	11,970	10,275
Total Current Assets	448,050	29,998

PROPERTY AND EQUIPMENT:
Office and computer equipment	152,154	150,170
Less accumulated depreciation and amortization	(142,655)	(138,908)
	9,499	11,262

OTHER ASSETS	30,182	29,982

TOTAL ASSETS	$487,731	$71,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$363,497	$347,935
Note payable and accrued interest - YA Global Master SPV, Ltd. (less unamortized discount of $21,883 and $13,332, respectively)	310,829	163,126
Accounts payable	146,581	246,857
Accrued officers payroll	641,672	727,612
Accrued expenses and other current liabilities	118,881	117,373
Total Current Liabilities	1,581,460	1,602,903
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,581,460	1,602,903

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
16,185,798 shares in 2014 and 14,935,038 in 2013	16,186	14,935
Capital in excess of par value	28,092,658	25,987,795
Deficit	(29,138,216)	(27,508,439)
Total Omagine, Inc. stockholders' deficit	(1,029,372)	(1,505,709)
Noncontrolling interests in Omagine LLC	(64,357)	(25,952)

Total Stockholders' Deficit	(1,093,729)	(1,531,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$487,731	$71,242

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $96,452, $216,081, $393,294 and $724,493, respectively)	172,702	292,331	623,294	953,243

Professional fees (including stock-based compensation of $0, $0, $10,436 and $0, respectively)	36,415	885	132,649	75,698

Consulting fees (including stock-based compensation of $61,243, $158,567, $258,747 and $580,194, respectively)	95,980	177,912	328,872	607,611
Commitment fees (all stock-based compensation)	-	-	150,000	-
Travel	15,838	15,896	73,479	77,254
Occupancy	37,939	39,279	114,928	107,491
Other selling general and administrative	79,993	52,081	167,989	160,855
Total Costs and Expenses	438,867	578,384	1,591,211	1,982,152

OPERATING LOSS	(438,867)	(578,384)	(1,591,211)	(1,982,152)

OTHER (EXPENSE) INCOME
Amortization of Debt discount	(9,750)	(4,167)	(30,449)	(4,167)
Interest income	-	-	-	-
Interest expense	(16,816)	(9,350)	(46,522)	(23,308)
Other (Expense) - Net	(26,566)	(13,517)	(76,971)	(27,475)

NET LOSS	(465,433)	(591,901)	(1,668,182)	(2,009,627)

Add net loss attributable to noncontrolling interests in Omagine LLC	9,082	348	38,405	20,005

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(456,351)	$(591,553)	$(1,629,777)	$(1,989,622)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.10)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	16,064,928	14,830,526	15,862,554	14,676,735

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and Outstanding		Committed to be issued		Capital in		Noncontrolling
		$0.001 Par		$0.001 Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2012	14,369,041	14,369	107,500	107	23,996,481	(24,867,849)	9,419	(847,473)

Issuance of Common Stock committed to stockholder relations agent for fees	107,500	107	(107,500)	(107)	-	-	-	-

Issuance of Common Stock for cash	100,000	100	-	-	124,900	-	-	125,000

Stock option expense	-	-	-	-	1,445,744	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	-	-	76,195	-	-	76,250

Stock options exercised by Director's Estate	4,000	4	-	-	2,716	-	-	2,720

Issuance of Common Stock for cash	71,162	71	-	-	74,929	-	-	75,000

Stock grant to consultant for services rendered	5,000	5	-	-	5,325	-	-	5,330

Stock grants to stockholder relation agents for fees	40,000	40	-	-	38,500	-	-	38,540

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	163,094	164	-	-	204,836	-	-	205,000

Stock grant to IT consultants for fees	19,988	20	-	-	18,169	-	-	18,189

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	-	-	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	-	-	26,214	-	-	26,248

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	218,941	219	-	-	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	-	-	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	-	-	76,177	-	-	76,250

Issuance of Common Stock for cash	582,308	582	-	-	641,518	-	-	642,100

Stock grant to consultant for services rendered	26,000	27	-	-	36,141	-	-	36,168

Exercise of Tempest Warrants	240,000	240	-	-	335,760	-	-	336,000

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	-	-	(9,010)	-	-	(9,020)

Stock Option expense	-	-	-	-	538,368	-	-	538,368

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(38,405)	(38,405)

Net loss (Unaudited)	-	-	-	-	-	(1,629,777)	-	(1,629,777)

Balances at September 30, 2014 (Unaudited)	16,185,798	$16,186	-	$-	$28,092,658	$(29,138,216)	$(64,357)	$(1,093,729)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,629,777)	$(1,989,622)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(38,405)	(20,005)
Depreciation and amortization	34,196	4,331
Stock-based compensation related to stock options	538,368	1,070,199
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $10,275 and $152,907 in 2014 and 2013 respectively, arising from grants to service providers	10,275	152,907
Issuance of Common Stock for finders' fees on restricted Common Stock sales	36,168	-
Issuance of Common Stock for consulting fees		5,330
Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	10,436	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees	150,000	-
Cancellation of Restricted Common Stock to stockholder relations agent	(9,020)	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(12,170)	(21,852)
Accrued interest on notes payable	16,816	22,235
Accounts payable	(84,464)	54,995
Accrued officers' payroll	(85,940)	130,000
Accrued expenses and other current liabilities	1,508	4,299
Net cash flows used by operating activities	(985,759)	(510,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,984)	-
Net cash flows used by investing activities	(1,984)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of 2014 note payable to YA Global Master SPV, Ltd. net of $39,000 commitment fee	461,000	-
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(170,000)	-
Proceeds of issuance of 2013 note payable to YA Global Master SPV, Ltd. net of $20,000 commitment fee	-	180,000
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	(175,000)	-
Proceeds from sale of common stock	952,100	382,720
Proceeds from the exercise of Common Stock Warrants	336,000	-
Net cash flows provided by financing activities	1,404,100	562,720

NET INCREASE IN CASH	416,357	51,787

CASH BEGINNING OF PERIOD	19,723	62,127

CASH END OF PERIOD	$436,080	$113,914

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,078	$1,075

Interest paid	$24,978	$-

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	$10,436	$-

Issuance of Common Stock to stockholder relations agent for fees	$-	74,620

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

JOL was acquired by Omagine in October 2005. LLC is the Omani real estate development company organized by Omagine to do business in Oman .

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014 (See Note 11 – Subsequent Events), LLC signed a Development Agreement with the Government of Oman for the development of the Omagine Project. Meaningful LLC operations are subject to completing financing arrangements for this project and commencement and completion of construction of this project.

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

Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. LLC is an Omani limited liability company which was organized under the laws of the Sultanate of Oman on November 23, 2009. All inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2014 and December 31, 2013, cash includes approximately $13,700 and $7,800 respectively in an Oman bank account not covered by FDIC insurance.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, ”Revenue Recognition in Financial Statements” (SAB101). LLC signed a development agreement for the Omagine Project with the Government of Oman in October 2014, and will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the nine months ended September 30, 2014 and 2013 were $538,368 and $1,070,199, respectively. (See Note 7.)

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

For the nine months ended September 30, 2014 and 2013, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Convertible Notes	145,399	136,402
Stock Options	2,315,000	2,285,000
Warrants	7,182,124	6,422,124
Total Common Shares Issuable	9,642,523	8,843,526

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
ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred thirty thousand (130,000) employees worldwide, and operating subsidiaries in among other places, every country in the Middle East. The two CCIC subsidiaries which are LLC shareholders are:
1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and
2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

LLC Shareholder	Percent Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Reclassifications – Certain 2013 account balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. The Company has elected to adopt the new reporting standard for financial statements filed with the 10-Q for the period ended September 30, 2014. Other than simplifying the presentation of the Company’s financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, ”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (”ASU 2013-11”), which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (”NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however early adoption is permitted as is a retrospective application. The Company believes that the adoption of ASU 2013-11 will not materially affect its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At September 30, 2014, the negative working capital of the Company was $1,133,410. Further, the Company incurred net losses of $1,629,777 and $2,640,590 for the nine months ended September 30, 2014 and for the year ended December 31, 2013 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
$29,520 fair value of 30,000 restricted Common Shares issued to investor relations consultant on August 30, 2013 for services rendered and to be rendered during the period covering September 5, 2013 to March 4, 2014, net of $19,245 amortization thereof through December 31, 2013 (See Note 6).	$-	$10,275
Travel Advances	3,000	-
Prepaid rent (Muscat, Oman office)	8,970	-
	$11,970	$10,275

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	59,945	48,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	41,805	36,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	11,747	13,014
	$363,497	$347,935

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

Notes payable and accrued interest thereon due to YA consist of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Due to YA in the original principal amount of $200,000 (which included a $20,000 monitoring and management fee), interest at 10% per annum.	$-	$175,000
Less: Unamortized debt discount at September 30, 2014 and December 31, 2013	-	(13,332)
Principal, net	-	161,668
Accrued interest	-	1,458
Due to YA in the original principal amount of $500,000 (which includes: (i) a $39,000 commitment fee, (ii) the 2013 YA Loan balance of $110,680, and (iii) $1,096 of pre-paid interest), interest at 10% per annum. The 2014 YA Loan is due in 12 monthly installments of principal ($50,000 in June 2014; $40,000 monthly July 2014 to September 2014; $35,000 monthly October 2014 to January 2015; $40,000 monthly February 2015 to April 2015; and $70,000 on April 22, 2015), plus interest.	$330,000	$-
Less: Unamortized debt discount at September 30, 2014 and December 31, 2013	(21,883)	-
Principal, net	308,117	-
Accrued interest	2,712	-
Total	$310,829	$163,126

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. ("YA") pursuant to the SEDA.
2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.
3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2013 issuances.
4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 10, 2014, Omagine paid a law firm for legal services rendered by issuing such law firm 34,374 restricted Common Shares at the discounted valuation of $26,248, which value was $10,436 in excess of the $15,812 owed by Omagine to such law firm at that date.

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

On March 14, 2014, Omagine paid a finder’s fee to a non-U.S. person (a “non-U.S. Finder”) in connection with the aforementioned sale of 70,000 restricted Common Shares to a non-U.S. person. Such finder’s fee was satisfied by issuing such non-U.S. Finder 3,500 restricted Common Shares at the discounted valuation of $6,101.

On March 21, 2014 pursuant to the SEDA, Omagine sold 13,597 Common Shares to YA for proceeds of $25,000.

On April 11, 2014, Omagine sold 150,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $150,000. At September 30, 2014, such non-U.S. person owned 1,195,300 Common Shares or approximately 7.4% of the Common Shares then outstanding and 441,120 Strategic Warrants (See Note 7).

On April 11, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 150,000 restricted Common Shares to a non-U.S. person. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,500 restricted Common Shares at the discounted valuation of $10,147.

On April 22, 2014, Omagine issued 85,822 restricted Common Shares to an affiliate of YA in satisfaction of a $150,000 commitment fee due in connection with the 2014 SEDA.

On May 6, 2014 pursuant to the SEDA, Omagine sold 32,270 Common Shares to YA for proceeds of $50,000.

On June 24, 2014, Omagine sold 362,308 restricted Common Shares and issued 1,000,000 Tempest Warrants (See Note 7) to a non-U.S. person who is an accredited investor (the “Non-U.S. Investor”) for proceeds of $422,100.

On June 24, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale to the non-U.S. Investor (See Note 7). Such finder’s fee was satisfied by paying such non-U.S. Finder $20,000 in cash and issuing such non-U.S. Finder 15,000 restricted Common Shares at the discounted valuation of $19,920.

On August 15, 2014, the Non-U.S. Investor (See Note 7) transferred 240,000 Tempest Warrants to an affiliate of his which is also a non-U.S. person (the “Non-U.S. Affiliate”) and such Non-U.S. Affiliate exercised such 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds to Omagine of $336,000. On August 25, 2014, Omagine paid a finder’s fee of $16,800 to a non-U.S. Finder in connection with such Tempest Warrant exercise.

On September 3, 2014, in exchange for a $3,000 cash settlement payment, the Company cancelled 10,000 restricted Common Shares valued at the non-discounted valuation of $9,020 issued to a consultant for services rendered.

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

On April 26, 2013 pursuant to the SEDA, Omagine sold 20,613 Common Shares to YA for proceeds of $25,000.

On May 14, 2013 pursuant to the SEDA, Omagine sold 23,436 Common Shares to YA for proceeds of $35,000.

On May 22, 2013 pursuant to the SEDA, Omagine sold 24,446 Common Shares to YA for proceeds of $35,000.

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine Inc. Stock Option Plan (the “2003 Plan”). The 2003 Plan expired on August 31, 2013. On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of Omagine and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in Omagine through the issuance of stock options (“Stock Options”) to purchase Common Shares.

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At September 30, 2014 and December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan. At September 30, 2014, there were 40,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

A summary of Stock Option activity for the nine months ended September 30, 2014 and 2013 (unaudited)

is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q2 2013	(4,000)	-	-	-
Expired in Q2 2013	(6,000)	-	-	-
Expired in Q3 2013	(6,000)	-	-	-
Outstanding September 30, 2013	2,285,000	$1.72	0.83	$580

Exercisable at September 30, 2013	2,285,000	$1.72	0.83	$580

Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Outstanding September 30, 2014	2,325,000	$1.73	0.74	$68,340

Exercisable at September 30, 2014	2,315,000	$1.73	0.72	$68,340

Of the 2,325,000 Stock Options outstanding at September 30, 2014, 1,965,000 of such Stock Options (the "Strategic Options”) were issued by Omagine in 2012 to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman.

The Strategic Options are fully vested, exercisable at $1.70 per share, provide for a cashless exercise feature and currently expire on December 31, 2014. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of all Strategic Options was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”).

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

On March 28, 2014, Omagine granted to 4 persons an aggregate of 40,000 Stock Options exercisable at $1.38 per share and expiring on March 27, 2019. One such person is an Omagine independent director and one is an Omagine officer. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $48,491 of such estimated fair value was expensed in the nine months ended September 30, 2014, $3,423 will be expensed in the three months ending December 31, 2014 and $3,462 will be expensed in the three months ending March 31, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the nine months ended September 30, 2014 and 2013 (unaudited) is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2013	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Vested in Q1 2013	(2,000)	$1.70	4.83
Vested in Q3 2013	(30,000)	$2.60	-
Non-vested shares at September 30, 2013	-	-	-

Non-vested shares at January 1, 2014	-	-	-
Granted in Q1 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at September 30, 2014	10,000	$1.80	4.55

Issued and outstanding Stock Options (all non-qualified) as of September 30, 2014 (unaudited) are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2014
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	30,000	$1.80	March 27, 2019
Totals	2,325,000	2,315,000

A summary of information about Stock Options outstanding at September 30, 2014 (unaudited) is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	6,000	$0.74	1.35	6,000	$0.74
$ 1.01 - $2.00	2,169,000	1.67	0.51	2,159,000	1.67
$ 2.01 - $3.00	150,000	2.60	4.04	150,000	2.60
Totals	2,325,000	$1.73	0.74	2,315,000	$1.73

As of September 30, 2014, there was $171,796 of unrecognized compensation cost relating to unexpired Stock Options. That cost is expected to be recognized $166,714 in 2014, $4,002 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of September 30, 2014 Omagine had 7,182,124 Common Stock purchase warrants (“Warrants”) issued and outstanding and as of November 13, 2014 Omagine has 6,932,124 Warrants issued and outstanding (See: Note 11 – Subsequent Events). The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014 a further 250,000 Tempest Warrants were exercised by such affiliate (See: Note 11 – Subsequent Events). As of November 13, 2014, there are 510,000 Tempest Warrants issued and outstanding.

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

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on June 30, 2015 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
U.S. federal net operating loss carry forwards	$5,093,000	$4,936,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,455,000	1,410,000
	6,548,000	6,346,000
Less: Valuation allowance	(6,548,000)	(6,346,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at September 30, 2014.

At September 30, 2014, the Company had U.S. federal net operating loss carry forwards of approximately $14,551,000 expiring in various amounts from fiscal year 2017 to fiscal year 2034.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease commenced in January 2014 and providing for an annual rental of $35,880. The Company’s rent expense for the nine months ended September 30, 2014 and 2013 was $114,928 and $107,491, respectively.

At September 30, 2014, the future minimum lease payments under non-cancelable operating leases (unaudited) were as follows:

Year Ending September 30,

2015	$102,878
2016	25,719
Total	$128,597

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, Omagine has continued to accrue salary payable to its President on the basis of an annual salary of $125,000 and on April 24, 2014, Omagine paid its President $187,691 of such accrued officer’s payroll. At September 30, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its President of $279,214 and $398,154, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, Omagine partially paid and partially accrued officers’ compensation to its Vice President on the basis of an annual salary of $100,000. At September 30, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $186,575 and $163,575, respectively.

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, Omagine partially paid and partially accrued officers’ compensation to its Controller on the basis of an annual salary of $80,000. At September 30, 2014 and December 31, 2013, Omagine had unpaid accrued officers’ compensation due to its Controller of $175,883 and $165,883, respectively.

Contingent Fee Payment Obligation

Depending on circumstances, LLC may execute an agreement with Michael Baker Corporation ("Baker") to hire Baker as its Program Manager and/or Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, Omagine agreed that when and if LLC signs a DA with the Government of Oman, then, and only then, Omagine would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The payment to Baker of the Contingent Fee is not conditional upon the execution of the PM Contract. Omagine will become obligated to pay Baker the Contingent Fee concurrent with the ratification of the DA by the Ministry of Finance of Oman.

Equity Financing Agreements

Omagine, Inc. and YA were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was due to expire on September 1, 2014. On July 21, 2014, the 2011 SEDA was terminated by the mutual consent of Omagine and YA.

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the ”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (See Note 6).

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

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine. filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) Omagine certifying to YA at the time of each Advance Notice that Omagine has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice, where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for a Common Share on such Trading Day.

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). The Company signed the Development Agreement for the Omagine Project with the Government of Oman on October 2, 2014 (See: Note 11- Subsequent Events) and is awaiting ratification of the Development Agreement by the Ministry of Finance of Oman.

The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

Omagine LLC Shareholder Agreement

Omagine and JOL organized LLC in Oman and capitalized it with an initial investment of twenty thousand (20,000) Omani Rials ($52,000). Subsequently, Omagine, JOL and the New Investors entered into a shareholder agreement relating to LLC (the “Shareholder Agreement”).

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment). As of September 30, 2014, Omagine has (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 70,000 Omani Rials ($182,000) of cash advances to LLC against the OMAG Final Equity Investment (See: Note 11- Subsequent Events).

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125). Additionally pursuant to the Shareholder Agreement, RCA agreed to invest the Omagine Site as a non-cash “payment-in-kind” capital contribution to LLC (the “PIK”). The PIK represents the value of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project. The value of the PIK will be determined by appraisal after the DA is signed (See: Note 11- Subsequent Events).

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2014 and December 31, 2013 respectively, Omagine’s accounts payable included $5,816 and $7,499 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2014, the Non-U.S. Investor (See Notes 6 and 7) transferred 250,000 Tempest Warrants to the Non-U.S. Affiliate and the Non-U.S. Affiliate exercised such 250,000 Tempest Warrants at an exercise price of $1.31 per Common Share for proceeds to Omagine of $327,500. On October 6, 2014, Omagine paid a finder’s fee of $16,375 to a Non-U.S. Finder in connection with such Tempest Warrant exercise by the Non-U.S. Affiliate.

On October 2, 2014, LLC, Omagine’s 60% owned subsidiary, signed the DA with the Government of Oman (the “Government”) for the development in Oman by LLC of the Omagine Project. The term of the DA is 20 years and the rights and obligations of the parties under the DA are conditional upon ratification of the DA by the Ministry of Finance of the Government (“Ratification”). The date that the Minister of Finance signs the DA ratifying it is defined in the DA as the “Effective Date”. The DA requires the Government to use its reasonable endeavors to do all things as are necessary to achieve Ratification within 90 days after the October 2, 2014 DA signing date (the “Execution Date”). The continued legal effectiveness of the DA subsequent to Ratification is dependent only upon: (1) LLC’s delivery to the Government within twelve months from the Execution Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission within 8 months of the Execution Date to the Ministry of Tourism of a social impact assessment and the Government’s approval thereof within 12 months of the Execution Date, (3) the Government’s approval of the development control plan within 12 months of the Execution Date, and (4) the transformation of LLC into a joint stock company within 12 months of the Execution Date.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) within 5 years of the Effective Date (the “MBO Completion Date”). Any material breach by LLC of its obligation to perform the Minimum Build Obligations would constitute an event of default under the DA. For example, should LLC consistently exceed MBO milestone dates, the Government has the right to terminate the DA under the default provisions of the DA. The DA also specifies that the principal construction contracts should be executed within one year of the Effective Date. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur over 60 days after the milestone date. The DA provides that the Government is required to grant reasonable requests for the extension of the terms of the DA in such circumstances.

The DA also provides that the Government and LLC will enter into a Usufruct Agreement (“UA”) on the Effective Date. The DA and the UA grant LLC certain rights over the land constituting the Omagine Site (including the right to sell the land). The term of the UA is 50 years (renewable) commencing from the Effective Date and in the event of any conflict between the terms of the DA and UA, the terms of the DA control. Pursuant to the DA, a Usufruct Agreement registration fee based on the Annual Usufruct Rent (as such term is defined in the DA) is required to be paid by LLC to the Government. Such fee is currently listed by the Ministry of Housing as being equal to 0.5% of Usufruct Rent, or approximately $600. The DA specifies that the initial 5 year period commencing on the Effective Date shall be a rent free period and that the Annual Usufruct Rent thereafter will be based on the built but unsold commercial area only of the Omagine Project (approximately 150,000 sq. meters) or approximately 45,000 Omani Rials ($117,000) per year based on the current Annual Usufruct Fee of 0.30 Omani Rials ($0.78) per square meter. The UA (and the DA terms relevant to the UA) will survive the expiration of the term of the DA.

The foregoing discussion of the terms of the DA and UA is not meant to be definitive or complete and is qualified in its entirety by reference to the complete texts of the DA and UA as filed by the Company with the SEC.

On November 7, 2014, Omagine advanced an additional 5,000 Omani Rials ($13,000) to LLC. As of November 7, 2014 Omagine has made cash advances against the OMAG Final Equity Investment to LLC totaling 75,000 Omani Rials ($195,000).

On November 7, 2014, Omagine sold 14,881 restricted Common Shares to a non-U.S. person who is a civil engineer of CCC-Oman and an accredited investor for proceeds of $30,000.

On November 10, 2014, Omagine sold 7,440 restricted Common shares to a non-U.S. person who is a civil engineer of CCC-Oman and an accredited investor for proceeds of $15,000.

On November 10, 2014, LLC engaged the services of Savills of Oman to perform the valuation analysis of the land constituting the Omagine Site (the “PIK”). The definitive value of the PIK will be determined by Savills in accordance with the requirements and procedures specified for such a valuation by the Royal Institute of Chartered Surveyors of London, England (“RICS”). The Managing Director of Savills-Oman who will perform this valuation analysis for LLC is a RICS Fellow. Only after such value for the PIK is agreed to by the Shareholder Agreement designated independent accountant and auditor, Deloitte & Touche (M.E.) & Co. LLC., will it be recorded in accordance with International Financial Reporting Standards (“IFRS”) in the financial statements prepared for LLC locally in Oman as a non-cash capital investment by RCA into LLC. The PIK valuation is expected to be completed by Savills during November 2014.

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

In November 2009, Omagine and JOL organized LLC as a limited liability company under the laws of the Sultanate of Oman ("Oman") to design, develop, own and operate our initial project – a mixed-use tourism and real-estate project in Oman named the “Omagine Project” (See “The Omagine Project” below in this section).

Omagine and JOL initially capitalized LLC at 20,000 Omani Rials [$52,000] (the “OMAG Initial Equity Investment”) and Omagine’s 100% ownership of LLC was later reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: “The Shareholder Agreement / LLC Capital Structure” , below in this section).

On October 2, 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.24 and 10.25 and “The Development Agreement and the Usufruct Agreement”, below in this section).

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of unique tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

The number of shares of Omagine’s Common Stock (the “Common Shares”) issued and outstanding as of November 14, 2014 is 16,458,119.

Critical Accounting Policies

Our financial statements attached hereto have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition. LLC and the Government signed the DA in October 2014 and the Company will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

Valuation Allowance for Deferred Tax Assets. The carrying value of deferred U.S. tax assets assumes that Omagine will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's current estimates and assumptions. Now that the DA has been signed, management will re-evaluate such estimates and assumptions on an ongoing basis as the development of the Omagine Project progresses.

The Omagine Project

LLC has entered into the Development Agreement with the Government of Oman for the development in Oman by LLC of the Omagine Project - a mixed-use tourism and real estate project which is expected to take more than five years to complete. The Development Agreement must now be ratified by the Ministry of Finance (“MOF”) after which the Usufruct Agreement, which is an exhibit to and part of the DA, must be signed by the Minister of Tourism and then signed by the Minister of Housing and then registered by LLC with the Ministry of Housing (See: “The Development Agreement and the Usufruct Agreement”, below).

The Omagine Project will be developed on one million square meters (approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately four miles from Muscat International Airport (the “Omagine Site”). It is planned to be an integration of cultural, heritage, entertainment and residential components, including: hotels, commercial buildings, retail establishments and more than two thousand residences to be developed for sale. The Omagine Project will require substantial financing to complete (See: “The Shareholder Agreement / LLC Capital Structure” and “Financial Advisor”, below).

The Ministry of Tourism (“MOT”) has issued a license to LLC designating the Omagine Project as an Integrated Tourism Project (“ITC License”) thereby permitting the sale by LLC of the land within the Omagine Project (the “Project Land”) and properties which are developed within the Omagine Project to any person, including any non-Omani person.

Significant commercial, retail, entertainment and hotel elements are included in the Omagine Project and LLC therefore plans to also ultimately be in the property management, hospitality and entertainment businesses.

 The Development Agreement and the Usufruct Agreement

The contract between the Government and LLC that governs the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the land within the Omagine Project, and the Government’s and LLC’s rights and obligations with respect to the Omagine Project, is the Development Agreement.

On behalf of the Government, the Minister of Tourism of Oman signed the Development Agreement with LLC on October 2, 2014 (the “Execution Date”). The DA must now be ratified by the Ministry of Finance which process we have been informed by MOT is presently underway. The term of the Development Agreement (the “DA Term”) is for twenty (20) years from the date of such ratification by MOF (the “Effective Date”). Various time periods for execution of project tasks called for in the DA are measured sometimes from the Effective Date and sometimes from the Execution Date. The five year time period, as such time period may be extended in accordance with the terms of the DA, within which LLC is required to substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) is measured from the Effective Date. (See Exhibits 10.24 and 10.25).

The contracts between the Government and LLC governing the land constituting the Omagine Site are the DA and the “Usufruct Agreement” (the “UA”). The UA is an exhibit to and is incorporated by reference into the DA and both the DA and the UA stipulate that in the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA will control. The UA, must however be separately signed by the Minister of Tourism; but such signing may, as a matter of protocol, occur only on or after the Effective Date on which the DA is ratified by the MOF. Then, on or after the Effective Date, the UA will also be signed by the Minister of Housing and thereafter it will be registered by LLC with the MOH. After ratification of the DA by the MOF (by counter-signature of the DA by the Minister of Finance) and signature of the UA by both the Minister of Tourism and the Minister of Housing, the MOH will contact LLC to arrange for a representative of LLC to come to MOH to: (i) counter-sign the UA in the presence of MOH staff, (ii) register the UA with MOH, and (iii) pay the appropriate usufruct registration fee.

The foregoing DA ratification and UA registration processes are routine bureaucratic procedures, but they are not automatic and, although the DA gives the MOF ninety (90) days after the Execution Date to accomplish the DA ratification, these processes are presently expected to be completed within thirty days from the date hereof. No assurance however can be given at this time about when these two processes of ratification of the DA by MOF or registration of the UA with MOH will be completed until they are actually completed. The term of the Usufruct Agreement is for fifty (50) years from the Effective Date (the “Usufruct Term”) and it is renewable for an additional period upon the agreement of the parties.

The DA and UA grant LLC the right to use, control, develop and sell the Project Land (to itself or others) pursuant to the terms of the DA and UA. The DA obligates LLC, beginning on the fifth anniversary of the Effective Date, to pay the Government an annual rental fee equal to three hundred Omani Baisa (equivalent to approximately $0.78) for each square meter of Project Land upon which there is a substantially completed non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after the Effective Date (the “Rent Free Period”) and no Usufruct Rent is ever due or owing with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. Project Land that is open space, roads, building work-in-progress, etc.).

The DA also obligates LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price Payment”). At the present time, the average selling price for land at the Omagine Site is conservatively estimated by local real estate agents to be at least 250 Omani Rials (approximately $650) per square meter.

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an Integrated Tourism Complex (“ITC”). The Government’s designation and licensing of the Omagine Project as an ITC therefore permits LLC to sell the freehold title to Project Land and residential properties which are developed on the Omagine Site to any individual or juristic person - Omani or non-Omani.

Since the DA and UA grant LLC the right to sell the freehold title to all Project Land and buildings in the Omagine Project, LLC does not anticipate that there will be any unsold Project Land or buildings at the expiration of the 50 year term of the UA.

The foregoing summary of some of the terms of the Development Agreement and of the Usufruct Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.24 and 10.25. The full text of the Usufruct Agreement is contained in Schedule 2A of the Development Agreement.

The Shareholder Agreement / LLC Capital Structure

In May 2011, three new investors (the “New Shareholders”) and Omagine and JOL entered into the Shareholder Agreement pursuant to which, among other things, Omagine’s 100% ownership of LLC was reduced to 60%. The Shareholder Agreement is attached hereto as Exhibit 10.5.

The new Shareholders are:

i.	The office of Royal Court Affairs (“RCA”), an Omani organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and
ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece having approximately $5.5 billion dollars in annual revenue, 120,000 employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

	1.	Consolidated Contracting Company S.A., a wholly owned subsidiary of CCIC and is its investment arm (“CCC-Panama”), and
	2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees (“CCC-Oman”).

Pursuant to the provisions of the Shareholder Agreement, LLC acknowledged the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment from Omagine and sold newly issued shares of its capital stock to Omagine and to the New Shareholders for an aggregate cash investment amount of 26,968,125 Omani Rials ($70,117,125) (the “New Investment”) plus a non-cash payment-in-kind investment of the land constituting the Omagine Site (the “PIK”).

The 26,968,125 Omani Rial [$70,117,125] aggregate cash New Investment was or will be invested in two stages.

The first stage was invested before the DA was signed.

The second stage will be invested by Omagine and each of the New Shareholders (each investment, a “Deferred Cash Investment”) after the date hereof and in the amounts - and subject to the satisfaction of the conditions precedent for each such Deferred Cash Investment - as specified below.

The first stage of the New Investment into LLC consisting of an aggregate of 130,000 Omani Rials [$338,000] was made by Omagine and the New Shareholders before the DA was signed as follows:

i.	Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC for a total investment to date by Omagine of 90,000 Omani Rials [$234,000], and

ii.	CCIC (through its 2 subsidiaries) invested 22,500 Omani Rials ($58,500) into LLC, and

iii.	RCA invested 37,500 Omani Rials ($97,500) into LLC.

LLC is presently capitalized at 150,000 Omani Rials ($390,000) and, as of the date hereof, Omagine has also advanced it an additional 75,000 Omani Rials. A summary of LLC’s capital structure as of the date hereof is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advance (Omani Rials)
Omagine	60%	90,000	$234,000	75,000
RCA	25%	37,500	$97,500	0
CCC-Panama	10%	15,000	$39,000	0
CCC-Oman	5%	7,500	$19,500	0
Total Capital	100%	150,000	$390,000	75,000

The Shareholder Agreement (See: Exhibit 10.5) defines a “Financing Agreement” as follows:

Financing Agreement means a legally binding agreement between LLC and an investment fund, Lender or other Person, pursuant to which such investment fund, Lender or other Person agrees to provide Debt Financing for the first phase or for any or all phases of the Omagine Project and such legally binding Financing Agreement may or may not be subject to the satisfaction or waiver of certain conditions precedent and the first such Financing Agreement shall be in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to OMAG specified in clause 16.5(i) and clause 16.6.

The Shareholder Agreement defines the “Financing Agreement Date” as follows:

Financing Agreement Date means the Day upon which LLC and an investment fund, Lender or other Person first execute and deliver a Financing Agreement.

Omagine and the New Shareholders also agreed in the Shareholder Agreement that a portion of their New Investment into LLC would be Deferred Cash Investments and subject to the satisfaction of certain conditions precedent. Pursuant to the Shareholder Agreement the aggregate 26,838,125 Omani Rial [$69,779,125] Deferred Cash Investments from Omagine and the New Shareholders will be invested on or before the Financing Agreement Date as follows:

i.	The single condition precedent to Omagine’s Deferred Cash Investment of 210,000 Omani Rials ($546,000) is the signing of the DA. Now that the DA is signed, that condition precedent to Omagine’s Deferred Cash Investment is satisfied and Omagine will invest an additional 210,000 Omani Rials ($546,000) before the Financing Agreement Date (the “OMAG Final Equity Investment”), 75,000 Omani Rials of which ($195,000) has been advanced to LLC by Omagine as of the date hereof, and

ii.	The three conditions precedent to RCA’s Deferred Cash Investment of 7,640,625 Omani Rials ($19,865,625) are (i) the signing of the DA (which condition precedent has been satisfied), (ii) the occurrence of the Financing Agreement Date, and (iii) the occurrence of the date on which LLC and CCC-Oman execute a contract (the “CCC-Oman Contract”) appointing CCC-Oman as the general contractor for the Omagine Project (the “Contract Date”), and

iii.	The three conditions precedent to the CCC-Panama and CCC-Oman aggregate Deferred Cash Investment of 18,987,500 Omani Rials ($49,367,500) are (i) the signing of the DA (which condition precedent has been satisfied), (ii) the occurrence of the Financing Agreement Date, and (iii) the occurrence of the Contract Date.

The CCC-Oman Contract:

Once the Contract Date occurs, the single remaining condition precedent necessary to be satisfied for the New Shareholders to invest their $69,233,125 aggregate Deferred Cash Investments (the “New Shareholder Deferred Cash Investment”) into LLC is the occurrence of the Financing Agreement Date.

In October 2014, LLC management continued and extended its longstanding discussions with respect to the CCC-Oman Contract with CCC-Oman management in Muscat, Oman. In November 2014, LLC management held extensive and definitive discussions about concluding the CCC-Oman Contract with CCIC management at CCIC headquarters in Athens, Greece. The result of the foregoing meetings was an agreement in principal with respect to the parameters of the final CCC-Oman Contract. Management presently expects that a complete draft of the CCC-Oman Contract will be ready by the end of November 2014 (the “Draft Construction Contract”) and that such Draft Construction Contract will specify a two part approach to the contracting process.

Part one will encompass a time period beginning on the Effective Date and lasting approximately 10 to 12 months subsequent to the Effective Date (the “Pre-Design Period”) during which LLC’s designers and architects will be undertaking the design work for the Omagine Project (“Design Work”) and during which LLC will pay CCC-Oman for its services via an agreed upon “bill-of-quantities” specifying the agreed upon costs for various services expected to be performed during the Pre-Design Period. Part two (the “Post-Design Period”) will encompass the time period beginning at the conclusion of the Pre-Design Period and lasting until the conclusion of all necessary and required construction work on the Omagine Project is completed. This Post-Design Period is presently expected to commence when approximately 30% of the Design Work is completed and a reasonable enough amount of specifications and design criteria have been established that will enable LLC and CCC-Oman to agree on a lump-sum price for the remaining work on the Omagine Project.

The CCC-Oman Contract will be based on internationally accepted contracting standards as promulgated by the International Federation of Consulting Engineers [Fédération Internationale des Ingénieurs-Conseils] (“FIDIC”). Before being finalized with CCC-Oman, the Draft Construction Contract will be reviewed and challenged by two expert construction cost consultants employed by LLC: (i) LLC’s design engineering consultants (Baker, or an equivalent firm), and (ii) an Omani based quantity surveying company specializing in construction cost consulting. Once the CCC-Oman Contract is finalized, it will be presented to the LLC shareholders for their consideration and expected approval. Management presently estimates that the CCC-Oman Contract will be executed by the parties before December 31, 2014.

The Payment-In-Kind (“PIK”)Valuation:

In addition to its Deferred Cash Investment mentioned in (ii) above, RCA is making a further non-cash investment into LLC – the PIK – which investment will be perfected concurrent with the registration of the Usufruct Agreement at the MOH. The PIK represents the value to LLC of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project. Pursuant to the DA and UA the MOT granted usufruct rights over such land to LLC. The value of the PIK will be determined by appraisal.

On November 10, 2014, LLC engaged the services of Savills of Oman to perform the valuation analysis and appraisal of the land constituting the Omagine Site. The definitive value of the PIK will be determined by Savills in accordance with the requirements and procedures specified for such a valuation by the Royal Institute of Chartered Surveyors of London, England (“RICS”). The Managing Director of Savills-Oman who will perform this valuation analysis for LLC is a RICS Fellow. Only after such value for the PIK is agreed by the Company’s independent accountant and auditor, Deloitte & Touche (M.E.) & Co. LLC., will it be booked in accordance with International Financial Reporting Standards (“IFRS”) on the financial records of LLC as a non-cash capital investment by RCA into LLC. The PIK valuation is expected to be completed by Savills during November or December 2014.

Management believes that the PIK and the New Investment are the most important parts of LLC’s capital structure and that they were the most difficult to arrange since they are the highest risk portion of such equity capital structure. Both the PIK and the New Investment are memorialized in the Shareholder Agreement.

The Transformation:

At some time prior to September 30, 2015, LLC will transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Subsequent to the Deferred Cash Investments being made, Omagine LLC (or, as the case may be, Omagine SAOC) will then be capitalized at 26,988,125 Omani Rials ($70,169,125). A summary of Omagine LLC’s / SAOC’s capital structure after such Deferred Cash Investments are made is as follows:

26

Omagine LLC / SAOC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)

Omagine	60%	300,000	$780,000
RCA	25%	7,678,125	$19,963,125	+ PIK *
CCC-Panama	10%	12,673,333	$32,950,666
CCC-Oman	5%	6,336,667	$16,475,334
Total Capital:	100%	26,988,125	$70,169,125	+ PIK *

*	The capital of LLC / SAOC will be increased further at a later date when the non-cash valuation of the PIK is recorded as a capital investment into LLC. The PIK represents a portion of RCA’s payment to LLC for its 25% ownership of LLC. The value of the PIK will equal the value to LLC that is ultimately assigned to the provision to LLC of the approximately 245 acres of beachfront land constituting the Omagine Site. The value of the PIK is presently being determined in accordance with Omani law and RICS procedures by a professional valuation expert who is a fellow of the Royal Institute of Chartered Surveyors. The non-cash value of the PIK will only be recorded as a capital investment into LLC with the concurrence of LLC’s independent auditor, Deloitte & Touche (M.E.) & Co. LLC.

Financing / Phase One Activities / The Financing Agreement Date:

No assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing necessary to execute the development of the Omagine Project, notwithstanding anything contained in this section or anywhere else in this Report, including but not limited to the discussion below and elsewhere in this Report, regarding proposed or planned sales of equity securities by Omagine or LLC, loans from Omagine to LLC, or the obtaining by LLC of any project finance facilities or other debt facilities with banks, financial institutions or other persons. The DA was recently signed on October 2, 2014 and management is now in the early stages of the processes required to arrange the necessary financing to execute the Omagine Project. No assurance can be given at this time that our efforts in this regard will be successful. As of the date hereof LLC has only a letter of intent (“LOI”) with BNP Paribas regarding BNP Paribas possibly becoming LLC’s financial adviser and although it is presently expected that a definitive and binding agreement between BNP Paribas and LLC will be signed, no assurance can be given that such an agreement will be signed until it is actually signed by the parties.

It is anticipated that the Omagine Project will be developed in several “phases’ and therefore several Financing Agreements will be executed during the course of the project’s development; each such Financing Agreement coinciding with the beginning of a new phase of the development. As indicated above, the execution date of the first such Financing Agreement is defined in the Shareholder Agreement as the “Financing Agreement Date”. Although Omagine and the New Shareholders will have invested an aggregate of 360,000 Omani Rials (equivalent to approximately $936,000) before the Financing Agreement Date, the 26,628,125 Omani Rials ($69,233,125) New Shareholder Deferred Cash Investment will not be invested by the New Shareholders or received by LLC until the Financing Agreement Date occurs.

If the financing becomes available, the first phase of the development of the Omagine Project (“Phase One”) could, occur during, and in parallel with, the Pre-Design Period (i.e. the 10 to 12 months immediately subsequent to the Effective Date). The scope of Phase One will comprise that set of activities designated by LLC as being within Phase One and could include all or some of the initial planning, design, environmental studies and approvals, master planning, surveying, soil engineering and testing, initial site work, initial additions by LLC of personnel and equipment, and initial administrative, organizational, marketing and public relations efforts (collectively, as so designated by LLC, the “Phase One Activities”). The cost for the Phase One Activities could vary substantially from between $5 million to over $20 million depending on which Phase One Activities LLC determines to undertake – which determination will be driven entirely by the availability of financing for the Phase One Activities.

LLC presently expects that BNP Paribas (i) will be its financial adviser (See: “Financial Adviser”), and (ii) will arrange for the syndication among several banks of debt financing for use by LLC to design, develop and construct the Omagine Project (the “Syndicated Project Financing”). The closing of each tranche of such Syndicated Project Financing will be memorialized by a Financing Agreement (each, a “Syndicated Financing Agreement”). The arrangement for and closing of such Syndicated Project Financing is presently projected by LLC management to occur within twelve months after the Effective Date.

Provided the execution and delivery of a Syndicated Financing Agreement is the first Financing Agreement to be executed and delivered, the date of such execution and delivery will therefore be the Financing Agreement Date and the New Shareholders will then be obligated pursuant to the Shareholder Agreement to invest the $69,233,125 New Shareholder Deferred Cash Investment into LLC. LLC may wait until the closing of the Syndicated Project Financing to begin the Phase One Activities.

LLC management however is of the opinion that the optimum development plan for the Omagine Project involves a “fast-track” strategy which undertakes the Phase One Activities as soon as possible. By fully launching the design and development processes in parallel with the up to 12 months required for the Syndicated Project Financing effort, LLC would realize many benefits. This “fast-track” strategy however is not possible to execute absent financing for the Phase One Activities.

LLC is presently considering three methods to finance this “fast-track” development strategy for the Omagine Project in an effort to facilitate the initiation, early implementation, and completion of the maximum amount of Phase One Activities. The three methods presently under consideration are:

  the sale to interested non-U.S. investors of mandatory convertible LLC promissory notes (“Notes”), which Notes would automatically convert at a future date into shares of LLC capital stock representing a minority LLC equity stake, or a secured loan from Omagine, Inc. to Omagine LLC, or
  the sale to interested non-U.S. investors of a minority equity stake in LLC.

Pursuant to the provisions of the Shareholder Agreement and provided the proceeds therefrom were sufficient to finance the activities designated by LLC as Phase One Activities, then either the closing of the sale of Notes mentioned in (i) above or the closing of a loan from Omagine, Inc. mentioned in (ii) above would constitute a Financing Agreement and the date of any such closing would be the Financing Agreement Date.

The closing of debt financing by LLC sufficient to finance the design, development and construction activities designated by LLC as Phase One Activities, which debt financing consists of (i) the sale of Notes by LLC, or (ii) the Omagine, Inc. loan to LLC, or (iii) a combination of the sale of LLC Notes and the Omagine, Inc. loan to LLC (collectively, the “Phase One Financing”) will be memorialized by written agreements constituting a Financing Agreement (the “Phase One Financing Agreement”).

Provided the execution and delivery the Phase One Financing Agreement is the first Financing Agreement to be executed and delivered, the date of such execution and delivery will therefore be the Financing Agreement Date.

Because the closing of debt financing via the Phase One Financing Agreement would also be the Financing Agreement Date, in addition to such debt financing becoming available to finance the Phase One Activities, it would coincidently provide additional advantages to LLC:

  it accelerates the Financing Agreement Date which is the date that the New Shareholders become obligated to make the $69,233,125 New Shareholder Deferred Cash Investment into LLC, and it facilitates the Syndicated Project Financing effort which BNP Paribas will be conducting with the banks because: (i) LLC’s capital will be increased, (ii) the fixed price lump sum CCC-Oman Contract will be in effect and such fixed price construction contracts are very attractive to banks when considering construction financing for projects, (iii) much of the Omagine Project design will be greatly advanced or completed as the bank syndication process is underway, and (iv) many critical non-design activities included in the Phase One Activities will be underway or completed as the bank syndication process is underway.
  it advances LLC’s marketing, advertising and sales schedules relevant to the sales releases of its residential and commercial properties, and it advances LLC’s development and construction schedules with respect to such Phase One Activities by nine to twelve months ahead of the schedules that would otherwise be possible, and it further solidifies LLC’s relationship with the Oman Government and the MOT as the relevant Government authorities see the development of the Omagine Project being rapidly initiated.

The DA was signed on October 2, 2014 and LLC management is presently pursuing the sale of a further percentage of LLC’s equity and/or convertible debt to one or more non-U.S. investors in the MENA Region. Management presently believes it can maintain Omagine’s majority control of LLC while successfully selling a further minority percentage of LLC’s equity to new non-U.S. investors in the MENA Region for an amount in excess of the average cash investment amount paid by the New Shareholders.

Subject to the necessary financial resources becoming available to Omagine, the Company presently intends, to trigger the Financing Agreement Date by having Omagine make a secured loan to LLC to finance Phase One of the development of the Omagine Project and the Phase One Activities. No assurance however can be given at this time as to whether such necessary financial resources required to make such secured loan to LLC will be available to Omagine. Management is also exploring additional financing mechanisms that will facilitate the initiation of its fast-track development strategy and the financing of the Phase One Activities. (See: “Design, Engineering, Content Development and Construction” below).

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. If and when the Financing Agreement Date occurs, the Company will experience a substantial increase in capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC ) of the approximately $70 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. At or prior to such time the Company may experience an additional substantial increase in its capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC ) of the valuation of the PIK is also recorded as capital on the Company’s consolidated financial statements. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

Now that the DA has been signed, the Company has accelerated its preparation for its future business activities in various ways including but not limited to: (i) recruiting various executive level personnel for both Omagine and LLC that will be required to ramp up organizationally for the Omagine Project, (ii) examining and implementing various methods of raising additional capital for both Omagine and LLC, (iii) negotiating and concluding the legally binding definitive agreement with BNP Paribas CIB and BNP Paribas Real Estate based upon the terms and conditions outlined in the LOI; (iv) negotiating and concluding the legally binding and definitive CCC-Oman Contract; (v) negotiating various agreements with other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (vi) leasing and furnishing expanded office space in Oman for LLC, (vii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (viii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (ix) examining various other matters we believe will enhance shareholder value, and (x) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The Company plans to enter businesses other than real estate development - and ancillary to, and derivative of, the Omagine Project - and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time. The Company is not expected to generate revenue in the near term until the development of the Omagine Project is substantially underway.

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

All of the aforementioned investment amounts, ownership percentages and other terms and conditions of the Shareholder Agreement were negotiated by Omagine management on behalf of LLC in arms-length transactions between LLC and the New Shareholders. Other than their present ownership positions in LLC, none of the New Shareholders are affiliates of Omagine. The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of LLC and it provides for the LLC shares presently owned by JOL to be transferred to Omagine subsequent to the signing of the DA. We presently expect this share transfer to occur at the time of the Transformation of LLC into a joint stock company.

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

The LOI memorializes the parties’ discussions and proposals with regards to the Omagine Project as follows:

(a)	LLC presently intends to appoint BNP Paribas CIB as the financial advisor to LLC and to arrange the financing for the Omagine Project, including evaluating various funding, capital and debt structures available to LLC; and
(b)	LLC presently intends to appoint BNP Paribas Real Estate for real estate advisory services to LLC and to assist LLC by, among other things, providing a full financial feasibility assessment and a market feasibility study for the Omagine Project. This study will be utilized by BNP Paribas CIB in arranging the project financing.

The LOI is non-binding and subject to the execution of a definitive agreement between the parties which is expected to occur in late 2014 or early 2015.

As previously disclosed (i) LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) LLC has a longstanding relationship with Bank Muscat SAOG ("BankMuscat") which is 30% owned by RCA and is the largest financial institution in Oman. LLC plans to nominate an Omani bank to be a joint-venture partner with BNP Paribas CIB with respect to the syndication by BNP Paribas CNB with various banks and financial institutions (“Lenders”) of the debt financing ("Construction Financing") that Omagine LLC will require for the development and construction of the Omagine Project. The amount of Construction Financing debt owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any sales of additional capital stock by LLC, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real-estate to third parties. The maximum amount of such Construction Financing debt presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $300 million and $500 million.

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

As is present practice in Oman, LLC anticipates that sales contracts with third party purchasers of residential or commercial properties that are purchased “off plan” (i.e. purchased before the construction thereof), will stipulate the payment to LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, LLC anticipates that (i) the construction costs for properties that are sold “off plan” will be “owner-financed” by the relevant purchaser, and (ii) it will likely be unnecessary therefore for LLC to utilize any or very much Construction Financing from its banks in order to pay for the construction costs of properties which are sold pursuant to “off plan” sales contracts. Management expects that this commonly accepted sales contract and payment process will significantly benefit LLC by reducing its aggregate requirements for Construction Financing from its banks. The consumer appetite for such “off plan” sales is less today than it was before the recent worldwide banking and financial crisis. (See: “Market Conditions” below).

Furthermore, Land Price Payments are not due or owing to the Government from LLC until such time as LLC legally transfers the freehold title to such land to such purchasers, which time will coincide with the closing of the sale of such properties. Such closings will only occur after LLC has received final payment from the purchaser of the relevant sales contract amount for such properties. LLC’s financing profile is therefore further enhanced since it is not obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser.

Before the DA was signed we had extensive discussions with a number of MENA Region financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by BNP Paribas CIB on our behalf. With BNP Paribas CIB leading this effort, management is optimistic with respect to LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA recognizes and addresses this issue when it states, in relevant part:

“The Government recognises that the Project Company intends to raise limited recourse financing in relation to the Project and that Lenders may expect to be afforded certain rights in relation to it. Accordingly, the Project Company will by or before the completion of twelve (12) months from the Execution Date enter into a written term sheet with the Lenders for the financing of the first phase, any other phase or all of the Project (a “Term Sheet”). If the Project Company has not delivered a copy of such Term Sheet to the Government by or before the expiry of the twelve (12) month period referred to above, this Development Agreement then shall have no further effect.” (See: Exhibits 10.24 and 10.25).

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

Notwithstanding the foregoing, no assurance can be given at this time that LLC will be able to obtain any of, or a sufficient amount of, the Construction Financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

The value of the Omagine Site is presently being definitively determined by Savills Oman, which is the local Omani office of Savills PLC, a global real estate services provider listed on the London Stock Exchange and a qualified independent real-estate appraiser. Savills Oman performs its valuations pursuant to the codes promulgated by the Royal Institute of Chartered Surveyors (“RICS”) and the individual at Savills-Oman performing the Omagine Site valuation for LLC is a RICS Fellow. Such valuation will be utilized (i) by BNP Paribas CIB in their discussions with banks and other financial institutions in order to arrange the Construction Financing, and (ii) by Deloitte & Touche (M.E.) & Co. LLC, in order to determine the proper accounting treatment of the PIK valuation in LLC’s financial statements.

Market Conditions

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Notwithstanding the foregoing, we continue to be of the opinion that the project finance market in Oman remains challenging. Management presently plans to obtain third party verification of its assumptions and beliefs by engaging BNP Paribas Real Estate to update and assess LLC’s market feasibility study for the Omagine Project. It is presently planned that BNP Paribas Real Estate will also perform a full third-party financial feasibility assessment to update LLC’s underlying assumptions in its financial model for the Omagine Project. These studies and assessments will then be utilized by LLC to fine tune its development plans, and by BNP Paribas CIB in arranging the necessary Construction Financing and other financing for LLC as may be required.

LLC is well positioned to benefit from the ongoing and improving market conditions in both the real-estate and project financing sectors since, from a timing perspective, LLC plans to begin a year or more of intensive design and planning activities after the DA is signed, followed by the launch of residential and commercial sales at the Omagine Project.

The worldwide financial crisis, the “Arab Spring” uprisings, the Eurozone financial crisis - and the plethora of their poisonous knock-on effects - had deep and deleterious banking, economic, market and political consequences. It is indisputable that in the immediate and near-term aftermath of these crises, real estate and financial markets worldwide (including the Oman markets) were vastly more troubled and challenging than they are at present. Trends in the Omani market subsequent to the recent worldwide financial crisis have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units (“off-plan” sales) as many more buyers are now demanding a finished product before entering into sales contracts with developers.

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

Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, Oman has experienced several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. In recent months, anxiety over His Majesty’s health and what effect, if any, that will have on Oman’s political stability has been widely reported in the media. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur occasionally in Oman but these events, as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society.

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

At present, both the economy and real estate sector of nearby Dubai are experiencing a robust recovery. Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market (over 10 million visitors in 2012), attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors. All of the foregoing will ensure that Dubai’s appeal is maintained and management expects this to have a positive knock-on effect on nearby Oman’s economy and real-estate market. (See: “Sales and Marketing” below).

Sales and Marketing

LLC plans to undertake several wide ranging and continuous marketing and public relations campaigns in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

The launch date for residential and commercial sales is presently planned to occur in late 2015 or early 2016. Management expects that the continuing recovery of the project finance and local real estate markets will contribute positively to LLC’s future prospects. Management expects LLC to benefit from Dubai’s hosting of EXPO 2020, and similarly from nearby Qatar’s hosting of the World Cup Games in 2022. The Omagine Project will be conveniently located one hour from Dubai by air and is easily accessible by a fine roadway system in both Oman and the U.A.E. It is a natural and logical addition to a Dubai visit.

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

The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

Non-Omani persons (including but not limited to expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC.

The DA stipulates the obligation of the Government to issue such Licenses and Permits as may be required for the development of the Omagine Project, including but not limited to issuing an Integrated Tourism Complex License (“ITC License”) designating the Omagine Project as an ITC. On June 26, 2014, the Government issued an ITC License to LLC designating the Omagine Project as an ITC.

Because it is now licensed as an ITC, the land, residences and commercial properties within the Omagine Project may be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land, residences and commercial properties may be transferred to such buyers.

The excellent location of the Omagine Site is recognized by local market participants and the significance of the provision of the Omagine Site via the Usufruct Agreement to LLC is enormous. The increase in the value over the last several years of the land constituting the Omagine Site is expected to have a positive effect on the valuation of the PIK and on revenue from the sale of residential and commercial properties. The value of the Omagine Site will be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Usufruct Rights over the Omagine Site will be material and significant.

Pursuant to the DA and UA, LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the Project Land it sells to third party purchasers. LLC has recently retained Savills-Oman to appraise and value the land constituting the Omagine Site. (See: “The Development Agreement and the Usufruct Agreement”  and “The Payment-In-Kind (PIK) Valuation” above).

Omagine and JOL have engaged in significant marketing, design, engineering, promotional and other activities with respect to the Omagine Project prior and subsequent to the DA being signed and have to date incurred a significant amount of costs associated with these and other general and administrative activities (collectively, the "Pre-Development Expense Amount"). The Pre-Development Expense Amount is associated with, among other things, travel, consulting and professional fees, planning and feasibility studies, design, engineering, and with similar such activities including preparing and making presentations to the Government of Oman and to potential investors. Although, as of the date hereof, Omagine continues to incur such costs, the vast majority of the Pre-Development Expense Amount was incurred before the DA was signed by the Government and LLC. Pursuant to the provisions of the Shareholder Agreement the Pre-Development Expense Amount (estimated to be approximately nine million U.S. dollars as of the April 20, 2011 date of the Shareholder Agreement) will be reimbursed to Omagine by LLC. (See: “Pre-Development Expenses / Success Fee” above).

Design, Engineering, Content Development and Construction

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. Because of our strategic emphasis on design however, the Company or LLC may, depending upon circumstances, establish its own design and/or design supervision entity and/or contract with or enter into joint ventures with firms providing such design and design supervision services. Phase One of the development of the Omagine Project is expected to constitute primarily initial design work and its scope and budgeted cost will be decided upon by LLC shortly.

Subsequent to the OMAG Final Equity Investment of 210,000 Omani Rials ($546,000) being made, LLC will have the financial capacity to undertake certain limited initial planning and design activities, but for LLC to promptly undertake the more extensive design and development activities contemplated by the Phase One Activities, it will have to sell additional equity or raise additional alternative financing (or a combination of some or all of the foregoing) in order to finance such Phase One Activities. Otherwise LLC will have to wait until the closing of the first Syndicated Financing Agreement and the receipt from the New Shareholders of the $69,233,125 New Shareholder Deferred Cash Investment in order to have the financing necessary to perform the extensive design, development and other activities contemplated by the Phase One Activities. The DA was recently signed on October 2, 2014 and LLC management is presently exploring additional financing mechanisms and opportunities to provide LLC with the necessary financing for it to promptly undertake and execute the Phase One Activities (which financing mechanisms may, under certain circumstances, coincidently accelerate the occurrence of the Financing Agreement Date and thereby accelerate the receipt by LLC of the $69,233,125 New Shareholder Deferred ,.Cash Investment. (See: “Financing / Phase One Activities / The Financing Agreement Date” above).

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker Corporation ("Baker") as its Program Manager and Project Manager. Baker is in the business of providing program management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that, subject to the approval of the LLC shareholders, LLC will execute an agreement with Baker. Omagine had a contingent obligation to pay Baker an additional fee of $72,000 for past services if and when the DA was signed by the Government and LLC and ratified by the MOF. The DA was signed October 2, 2014 and such contingent fee will be due and payable on the Effective Date. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. The Company believes it maintains a good working business relationship with Baker but recognizes that there are presently many such highly reputable program and project management companies available and operating in Oman. Baker was recently acquired by Integrated Mission Solutions LLC. What effect, if any, this acquisition will have on LLC’s or Baker’s plans to engage Baker as LLC’s Program Manager and Project Manager is unknown at this time. The Company is confident that Baker’s inability or unwillingness to perform or the loss of Baker’s services altogether, (none of which circumstances are presently anticipated by or known to the Company), would not have any adverse impact on its or LLC’s business or operations.

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

Subject to the approval of its shareholders and to negotiating and agreeing to the CCC-Oman Contract, LLC presently intends to hire CCC-Oman as the General Contractor for the construction of the Omagine Project. CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project. The Company presently expects that the CCC-Oman Contract will be finalized and approved by the LLC shareholders before December 31, 2014.

To date, Omagine has generally conceived the development concepts and defined the "scope of work" and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

The DA was signed on October 2, 2014 and, subject to the appropriate financing being available to LLC, the final design and engineering as well as the development and construction phases of the Omagine Project can now begin. No assurance can be given at this time that LLC will be successful in obtaining such financing.

Results of Operations:

Overview

The Company is not expected to generate revenue until after the development of the Omagine Project in Oman is well underway. The Company will need to generate revenue in order to attain profitability.

As the development program for the Omagine Project becomes more detailed and as the planning and design processes progress, the estimates of construction and development costs have and will become proportionately more accurate. LLC presently expects, based on the current assumptions underlying its updated development program, that the development costs (including the costs for design, construction, program management and construction management) for the Omagine Project will be between $2.1 and $2.5 billion dollars.

The costs of labor and materials as well as the selling prices and market absorption rates of new residential and commercial properties remain somewhat volatile in Oman and accurate forecasts for such future costs, selling prices or market absorption rates cannot be made at this time. (See: “Market Conditions” and “Sales and Marketing”, above).

LLC nevertheless presently expects, based on current assumptions and market activity, that such residential selling prices during the Omagine Project’s planned multiple sales releases during late 2015/early 2016 and beyond will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2013 audited financial statements contained in this Report, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have entered into the 2014 SEDA and have recently raised additional capital via private placements of restricted Common Shares, we estimate that, absent our obtaining any additional working capital, we can continue as a going concern for approximately between eleven and fifteen months from the date of this Report. On October 2, 2014 250,000 Tempest Warrants were exercised for proceeds to Omagine of $327,500. Our single most important strategic objective for the past many years was achieved when the DA was signed by Omagine LLC and the Government of Oman on October 2, 2014. Our foregoing estimate of between eleven and fifteen months is based on (i) our current cash balances, (ii) assuming no effect on the Company’s financing prospects from having signed a multi-billion dollar transaction, (iii) assuming no sales of Common Stock pursuant to the 2014 SEDA, private placements or exercise of Warrants, and (iv) our extensive prior experience in carefully managing our cash outlays. Although we have never failed over the past ten years to obtain the cash resources sufficient to fund our ongoing operations, we cannot guarantee that such financing for our continuing operations will be available in the future.

THREE MONTHS ENDED SEPTEMBER 30, 2014 vs.

THREE MONTHS ENDED SEPTEMBER 30, 2013

The Company did not generate any revenue or incur any cost of sales for the three month periods ended September 30, 2014 and 2013, respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $438,867 during the three months ended September 30, 2014 compared to $578,384 during the three months ended September 30, 2013. This $139,517 (24%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: officers and directors’ compensation, including stock based compensation ($119,629), consulting fees including stock-based compensation ($81,932); occupancy costs ($1,340) and travel expense ($58); offset by increases in professional fees, including stock-based compensation ($35,530) and other selling, general and administrative expenses ($27,912).

The Company sustained a net loss of $456,351 for the three months ended September 30, 2014 compared to a net loss of $591,553 for the three months ended September 30, 2013. This $135,202 (23%) decrease in the Company's net loss was principally attributable to the $139,517 decrease in SG&A Expenses mentioned above; less a $7,466 increase in interest expense, a $5,583 increase in amortization of debt discount and a $8,734 increase in net loss attributable to minority shareholders of Omagine LLC.

NINE MONTHS ENDED SEPTEMBER 30, 2014 vs.

NINE MONTHS ENDED SEPTEMBER 30, 2013

The Company did not generate any revenue or incur any cost of sales for the nine month periods ended September 30, 2014 and 2013, respectively. Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $1,591,211 during the nine months ended September 30, 2014 compared to $1,982,152 during the nine months ended September 30, 2013. This $390,941 (20%) decrease in SG&A Expenses was attributable to decreases in the following expense categories: officers and directors’ compensation, including stock based compensation ($329,949), consulting fees including stock based compensation ($278,739) and travel expense ($3,775); offset by increases in professional fees including stock based compensation ($56,951), stock-based commitment fees ($150,000), occupancy costs ($7,437) and other selling, general and administrative expenses ($7,134).

The Company sustained a net loss of $1,629,777 for the nine months ended September 30, 2014 compared to a net loss of $1,989,622 for the nine months ended September 30, 2013. This $359,845 (18%) decrease in the Company's net loss was principally attributable to the $390,941 decrease in SG&A Expenses mentioned above; less a $23,214 increase in interest expense, a $26,282 increase in amortization of debt discount and a $18,400 increase in net loss attributable to minority shareholders of Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $1,629,777 and $1,989,622 during the nine month periods ended September 30, 2014 and 2013, respectively. During the nine month period ended September 30, 2014, the Company had net positive cash flow of $416,357 resulting from the positive cash flow of $1,404,100 from its financing activities being offset by the negative cash flow of (i) $985,759 from its operating activities and (ii) $1,984 from its investing activities. Financing activities during the nine month period ended September 30, 2014 consisted of sales by Omagine of shares of its Common Stock for proceeds of $952,100, proceeds from the exercise of Common Stock Warrants of $336,000 and net proceeds of $461,000 to Omagine from the issuance of a note payable to YA Global Master SPV, Ltd. in the original principal amount of $500,000 (the “2014 Note”) less an aggregate of $345,000 of notes payable repayments to YA during the nine month period ended September 30, 2014 consisting of $175,000 to pay off a prior note and $170,000 in principal payments on the 2014 Note.

The Company had capital expenditures for the nine month period ended September 30, 2014 of $1,984. At September 30, 2014, the Company had $448,050 in current assets, consisting of $436,080 of cash and $11,970 of prepaid expenses. The Company's current liabilities at September 30, 2014 totaled $1,581,460 consisting of $363,497 of convertible notes payable and accrued interest, $310,829 of notes payable and accrued interest, $265,462 of accounts payable and accrued expenses and $641,672 of accrued officers’ payroll. At September 30, 2014, the Company had a working capital deficit of $1,133,410 compared to a working capital deficit of $1,572,905 at December 31, 2013. Fifty-three percent (53%) of the $1,581,460 of current liabilities at September 30, 2014 ($843,477) is due and owing to officers and/or directors of Omagine.

The $439,495 decrease in the Company's working capital deficit at September 30, 2014 compared to December 31, 2013 is attributable to a $416,357 increase in cash, a $1,695 increase in prepaid items and a $21,443 decrease in current liabilities. The Company’s liabilities at September 30, 2014 decreased compared to December 31, 2013 due to decreases of $98,768 in accounts payable and accrued expenses and other current liabilities, $85,940 in accrued officers payroll; offset by $147,703 increases in notes payable and accrued interest and $15,562 in accrued interest on convertible notes payable.

As discussed in Note 2 to the consolidated financial statements contained in this report, the Company's present financial condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to obtain additional financing, execute its business plan and attain profitable operations.

Warrants

As of the date hereof, Omagine has 6,932,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, as follows:

1.	6,422,124 Warrants, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”), and

2.	510,000 Warrants which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”).

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised.

In accordance with their terms, the Tempest Warrants are by definition always “in the money”. On August 15, 2014, 240,000 Tempest Warrants were exercised at $1.40 per share and on October 2, 2014, a further 250,000 Tempest Warrants were exercised at $1.31 per share but no assurance can be given that any of the 510,000 remaining outstanding Tempest Warrants will be exercised.

Management is hopeful that the Warrants will provide a future source of additional financing for Omagine.

Strategic Warrants

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status has now expired. Omagine intends to file another post-effective amendment to the Warrant Registration in order to re-instate its effectiveness. All Strategic Warrants expire on June 30, 2015 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

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

Standby Equity Distribution Agreements:

Omagine and an investment fund, YA Global Master SPV, Ltd. (“YA”), were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was terminated on July 21, 2014. On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement (the "2014 SEDA").

Since the DA is now signed, any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount in excess of $9 million. (See: “Liquidity and Capital Resources – Warrants,” “Financial Advisor,” –“The Shareholder Agreement / LLC Capital Structure” and “Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

Because the market for our Common Stock has historically exhibited low liquidity levels, we may not be able to take full advantage of the 2014 SEDA if such liquidity levels do not improve. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 3,000,000 shares available under the 2014 SEDA before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

LLC is now obligated to design, develop and construct the $2.5 billion Omagine Project. Given the size and scope of the Omagine Project, it is expected that LLC will require a minimum of $300 million (possibly up to $500 million) of debt financing - the Construction Financing - over various times during the next 4 to 5 years. This Construction Financing requirement will not be addressed by utilizing the 2014 SEDA (See: “Financial Advisor”, above). Notwithstanding that fact, the Company expects to have substantial and rapidly forthcoming working capital requirements other than the Construction Financing.

Given the considerable resources we will be required to bring to bear to execute the Omagine Project, we presently expect that we will fully utilize the entire $5 million amount available to us under the 2014 SEDA. Such use of the 2014 SEDA will of course be guided by the price, liquidity and volatility of our Common Stock as we move forward. We cannot presently predict what other future sources of financing might become available to us to cause us to utilize less than the full $5 million available under the 2014 SEDA and our present assessment is that, we will surely need and will ultimately receive the full $5 million available under the 2014 SEDA. The 2014 SEDA will likely provide some of the supplementary working capital the Company will need going forward.

The 2011 SEDA

The 2011 SEDA was due to expire on September 1, 2014 but was terminated on July 21, 2014 by the mutual consent of the parties (See: Exhibit 10.11). In connection with the 2011 SEDA, Omagine filed with the SEC a registration statement (the “2011 SEDA Registration Statement”) on Form S-1 (Commission File No. 333-175168) pursuant to which 3,244,216 Common Shares were registered (including 244,216 Common Shares issued to YA in May and June 2011 in satisfaction of the $300,000 commitment fees due under the 2011 SEDA). Between August 24, 2011 and May 6, 2014, YA purchased 561,690 Common Shares from Omagine under the 2011 SEDA for an aggregate Purchase Price of $835,000 and YA did not thereafter purchase any Common Shares from Omagine under the 2011 SEDA. On July 21, 2014 Omagine filed a post-effective amendment to the 2011 SEDA Registration Statement de-registering the previously registered 2,438,310 Common Shares which were not issued or sold to YA pursuant to the 2011 SEDA. Such post-effective amendment to the 2011 SEDA Registration Statement was declared effective by the SEC on July 25, 2014.

The 2014 SEDA

The 2014 SEDA is generally on the same terms as the 2011 SEDA. Unless earlier terminated in accordance with its terms, the 2014 SEDA shall automatically expire on the earlier of (i) the first day of the month next following the 24-month anniversary of the “SEDA Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC which is an affiliate of YA.

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

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “SEDA Effective Date”), (iii) Omagine certifying to YA at the time of each Advance Notice that Omagine has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for Common Share on such Trading Day.

Pursuant to the 2014 SEDA in no event shall the number of Common Shares issuable to YA pursuant to an Advance cause the aggregate number of Common Shares beneficially owned (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), by YA and its affiliates to exceed 9.99% of the then outstanding common stock of the Company. In addition this 9.99% ownership cap may not be waived by YA or Omagine and since such ownership cap includes all Common Shares owned by any YA affiliate, such cap cannot be avoided by transferring Common Shares to an affiliate of YA.

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed with the SEC a registrations statement (the “2014 SEDA Registrations Statement”) on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. As of the date hereof the SEC has not yet declared the 2014 SEDA Registration Statement to be effective and YA has not purchased any Common Shares from Omagine under the 2014 SEDA.

The foregoing summaries of the terms of the 2011 SEDA and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the 2011 SEDA and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.7, and 10.10.

Management believes that it has been judicious and conservative in its use to date of the 2011 SEDA, but nonetheless our periodic sales of Common Shares to YA have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Subject to the 2014 SEDA Registration Statement being declared effective by the SEC, Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary.

The YA Loan Agreements

Omagine and YA, the investment fund which is a party with Omagine to the 2014 SEDA, entered into an unsecured loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”). Pursuant to the 2013 YA Loan Agreement, Omagine borrowed two hundred thousand dollars ($200,000) from YA (the “2013 YA Loan”) for a term of one year at an annual interest rate of 10%. The 2013 YA Loan Agreement called for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the 2013 YA Loan to Omagine equal to $180,000. Such $180,000 of proceeds was received by Omagine on September 3, 2013. The 2013 YA Loan Agreement also extended the expiration date of the 2011 SEDA. The foregoing summary of the terms of the 2013 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 YA Loan Agreement attached hereto as Exhibit 10.12.

On April 22, 2014, Omagine and YA entered into another unsecured loan agreement (the “2014 YA Loan Agreement”) whereby Omagine borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, Omagine (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan was received by Omagine on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.13; 10.14; and 10.15 respectively.

Omagine presently anticipates that the 2014 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA.

Omagine LLC

LLC presently has limited and strained resources.

Omagine and JOL invested the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into LLC in 2009. A further 130,000 Omani Rial ($338,000) aggregate investment was made into LLC by Omagine and the New Shareholders pursuant to the Shareholder Agreement and LLC is presently capitalized at 150,000 Omani Rials ($390,000). Expenses incurred have depleted LLC’s resources and as of the date of this Report Omagine has advanced to LLC 75,000 Omani Rials ($195,000) of the OMAG Final Equity Investment in order to maintain LLC’s liquidity.

Omagine will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into LLC on a date between the date hereof and the Financing Agreement Date. The New Shareholders will make the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment into LLC after the Financing Agreement Date occurs.

LLC is considering the sale by LLC of unsecured mandatory-convertible promissory notes to non-U.S. investors in order to finance the Phase One Activities and trigger the Financing Agreement Date, thereby also triggering the investment into LLC by the New Shareholders of the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment. LLC management is also presently seeking to obtain the financing necessary to immediately begin executing Phase One of the Omagine Project, including as large a scope of the Phase One Activities as is deemed reasonable by LLC management given the present financing constraints on LLC. (See: “Financing / Phase One Activities / The Financing Agreement Date” above).

The PIK investment by RCA into LLC will be perfected concurrent with the registration of the Usufruct Agreement at the Ministry of Housing. The value of the PIK is presently being determined by appraisal. The capital of LLC will likely be increased further when the non-cash valuation of the PIK is recorded as a capital investment into LLC.

The continuation of LLC’s business to date has to a large extent been financed by Omagine. The DA has been signed and LLC will now have to arrange a significant amount of Construction financing in order to execute its plan to design and develop the Omagine Project. (See: “Financial Advisor”).

The Company is relying for revenue growth upon the future business LLC.

Omagine Inc.

The continuation of Omagine’s operations is dependent upon Omagine’s ability to secure financing for its and LLC’s operations until such time as the Financing Agreement Date occurs and LLC begins paying Omagine the $10 million Success Fee and the approximately $9 million of Pre-Development Expenses. (See: “Pre-Development Expenses / Success Fee” above)

In order to generate the cash needed to sustain the Company’s ongoing operations, Omagine has over the past few years relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to 2011 SEDA and the 2012 rights offering as well as from sales of restricted Common Shares made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing.

Subject to the necessary financial resources being available to it, Omagine intends to make a secured loan to LLC in order to finance the Phase One Activities and trigger the Financing Agreement Date, thereby also triggering the investment into LLC by the New Shareholders of the 26,628,125 Omani Rials ($69,233,125) New Shareholder Deferred Cash Investment.

Investors and Shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue until after the development of the Omagine Project is well underway. The failure to ultimately secure project financing via the closing of a Syndicated Financing Agreement will have a materially significant negative effect on the Company’s ability to continue operations.

Capital Expenditures and Construction Financing

The Company incurred $1,984 for capital expenditures during the first nine months of 2014. Since the DA is now signed, we expect that (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Construction Financing for the Omagine Project.

We presently expect that such capital expenditures will be largely concentrated at LLC and to a lesser extent at Omagine and that in both instances they will largely comprise the purchase by LLC and Omagine of the quantities of office equipment, furniture, vehicles, computer hardware and software and telecommunications equipment which will be necessary to service the expanded staff and offices required at both LLC and Omagine to manage the ramping up of our business operations in Oman and the U.S. now that the DA has been signed.

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares and the payments received from LLC with respect to the Success Fee and the Pre-Development Expense Amount, and
ii.	at LLC through a combination of invested capital, syndicated bank financing and the sale or sales of additional LLC equity or debt instruments (See: “The Shareholder Agreement / LLC Capital” and “Financing / Phase One Activities / The Financing Agreement Date ”).

No assurance can be presently given that such financing will be available to the Company at either Omagine or LLC.

We presently expect that LLC's Construction Financing requirements will be financed via Syndicated Financing Agreements with several regional banks as arranged by BNP Paribas. LLC’s requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers. (See: “Financial Advisor” and “Market Conditions” and “Sales & Marketing”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the 2011 SEDA and with the issuance by us of the Tempest Warrant and the Common Shares listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings. (See: Note 6 to the Company’s unaudited financial statements for the quarterly period ended September 30, 2014 included in this report).

 On October 2, 2014, a non-U.S. investor transferred 250,000 Tempest Warrants to his non-U.S. affiliate and the non-U.S. affiliate exercised such 250,000 Tempest Warrants at an exercise price of $1.31 per Common Share for proceeds to Omagine of $327,500. On October 6, 2014, Omagine paid a finder’s fee of $16,375 to a non-U.S. person in connection with such Tempest Warrant exercise by the non-U.S. affiliate.

On November 7, 2014, Omagine sold 14,881 restricted Common Shares to an accredited investor for proceeds of $30,000.

On November 10, 2014, Omagine sold 7,440 restricted Common shares to an accredited investor for proceeds of $15,000.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the nine month period ended September 30, 2014.

Item 3- Defaults upon Senior Securities

None

Item 4- Mine Safety Disclosures

Not Applicable

Item 5- Other Information

None

Item 6- Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2011 amendment extending the March 19, 2007 Hamdan Agreement (12)
10.4	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.5	The April 20, 2011 Shareholder Agreement (9)
10.6	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.7	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.8	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.9	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.10	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.11	The July 21, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.12	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.13	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.14	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.15	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.16	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.17	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.18	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.19	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.20	The Omagine Inc. 2014 Stock Option Plan (19)
10.21	The Omagine Inc. 401(k) Adoption Agreement (5)
10.22	Convertible Promissory Note payable to Frank J. Drohan (14)
10.23	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.24	The Development Agreement dated October 2, 2014 (20)
10.25	Reference Copy of Exhibit 10.24 (21)
10.26	The October 10, 2014 SEDA Amendment (22)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	The Omagine, Inc. 401(k) Adoption Agreement (5)
99.2	Amended Omagine, Inc. 2003 Stock Option Plan (6)
99.3	The Omagine, Inc. 2014 Stock Option Plan (19)
99.4	LLC letter to the Minister of Tourism dated December 15, 2013 (23)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 2, 2014 as a reference copy exhibit to Omagine’s current Report on Form 8-K.
(22)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K.
(23)	Previously filed with the SEC on December 16, 2013 and included in the Company’s current Report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: November 18, 2014	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 18, 2014	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer

