Form 10-K
period 2014-12-31
Omagine, Inc.
filed 2015-04-13
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended ("Securities Act"). ☐ Yes   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Act"). ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the 12,160,007 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2014, the last day of the Registrant's most recently completed second quarter, was $18,240,011. (SEE: "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of April 6, 2015, the Registrant had outstanding 17,125,883 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

None

Omagine, Inc.

Table of Contents to the Annual Report on Form 10-K
Fiscal Year Ended December 31, 2014

Forward-Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its management or Board of Directors, (iii) the Company’s business plans, products or services, (iv) future economic or financial performance, and (v) assumptions underlying such statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with political events in the Middle East and North Africa (the “MENA Region”) in general, including the ongoing civil disorder and military activities in the MENA Region;

●	the success or failure of Omagine’s efforts to secure additional financing, including project financing for the Omagine Project;

●	oversupply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;

●	the impact of MENA Region or international economies and/or future events (including natural disasters) on the Oman economy, on Omagine’s business or operations, on tourism within or into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

●	deterioration or malaise in economic conditions, including the continuing destabilizing factors associated with the recent rapid decline in the price of crude oil on international markets;

●	inflation, interest rates, movements in interest rates, securities market and monetary fluctuations;

●	threatened and ongoing acts of war, civil or political unrest, terrorism or political instability in the MENA Region; or

●	the ability to attract and retain skilled employees.

Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Omagine undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Introduction

Omagine, Inc. (the “Registrant” or “Omagine”) is a holding company which conducts substantially all its operations through its 60% owned subsidiary Omagine LLC, an Omani limited liability company (“LLC”) and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”). Omagine and JOL organized LLC under the laws of the Sultanate of Oman (“Oman”) and initially capitalized it at 20,000 Omani Rials [$52,000] (the “OMAG Initial Equity Investment”). Omagine, JOL and LLC are sometimes collectively referred to herein as “the Company”.

We are focused on entertainment, hospitality and real estate development opportunities in the MENA Region and on the design and development of unique tourism destinations. Our mission is to develop, own and operate innovative projects in the MENA Region which have tourism components that are thematically imbued with culturally aware, historically faithful, and scientifically accurate entertainment experiences. We design the tourism elements to be modern and stylish while emphasizing the world’s great art, music, culture, science and philosophy.

LLC was organized to design, develop, own and operate our first such project (the “Omagine Project”) in Oman which we expect to be the archetype for our future projects in the MENA Region.  (See “The Omagine Project” below in this section). The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

Omagine’s 100% ownership of LLC was reduced to 60% in May 2011 pursuant to an agreement (the “Shareholder Agreement”) among Omagine, JOL and three new LLC investors (the “New Shareholders”). (See: “The Shareholder Agreement” below in this section).

Omagine's executive office is located at The Empire State Building, 350 Fifth Avenue, 48th Floor, New York, NY 10118, and its telephone number is 212-563-4141. LLC leases an office in Muscat, Oman. Our website address is www.omagine.com and the content of this website is not incorporated herein by reference.

The Omagine Project

LLC has entered into a Development Agreement (the “DA”) with the Government of Oman (the “Government”) with respect to the development in Oman by LLC of the Omagine Project - a mixed-use tourism and residential real estate project which is expected to take more than five years to complete. The DA was signed by the Minister of Tourism on behalf of the Government on October 2, 2014 and was ratified by the Ministry of Finance (“MOF”) of Oman on March 15, 2015. Our present understanding from our attorney’s recent conversations with MOT is that the Usufruct Agreement (“UA”), which is the land agreement and is an exhibit to and part of the DA will be separately signed by the Minister of Tourism shortly after which it will be officially transmitted to the Ministry of Housing (“MOH”) of Oman for signature by the Minister of Housing. The MOH will then notify LLC to come to the MOH to sign the UA on behalf of LLC and then register it with the MOH and pay the appropriate registration fee therefor. (See: “The Development Agreement and the Usufruct Agreement”, below).

The Omagine Project will be developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and approximately six miles from Muscat International Airport (the “Omagine Site”). The Omagine Project will require substantial financing to complete (See: “The Shareholder Agreement / LLC Capital Structure” and “Financial Advisor”, below).

The Omagine Project is planned to be an elegant integration of cultural, scientific, heritage, entertainment and residential components, including: a high culture theme park containing seven pearl shaped (20 meter diameter) buildings (the “Pearls”) located along an open air boardwalk with associated entertaining exhibitions; an amphitheater and stage; open space green landscaped areas; a canal; an enclosed harbor and marina; boat slips and docking facilities; retail shops; a variety of restaurants and cafes; entertainment venues; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale by LLC.

A non-Omani person is not permitted to purchase land in Oman unless such land is located within an Integrated Tourism Project (“ITC”). The Government has designated the Omagine Project as an ITC and has issued a license (an “ITC License”) to LLC thereby permitting the sale by LLC to any person, including any non-Omani person of the freehold title to the land within the Omagine Project (the “Project Land”) and to properties which are developed within the Omagine Project. The Omagine Project will contain significant hotel, retail, commercial, and entertainment elements and accordingly, in addition to the real estate development business, LLC also plans to enter the property management, hospitality and entertainment businesses.

The Development Agreement and the Usufruct Agreement

The contract between the Government and LLC that governs the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the Project Land and the Government’s and LLC’s rights and obligations with respect to the Omagine Project, is the Development Agreement. (See: Exhibits 10.24 and 10.25).

The Government of Oman signed the Development Agreement with LLC on October 2, 2014 (the “Execution Date”). The DA was ratified by the MOF on March 15, 2015. The DA defines: (i) the “Effective Date”, as the date Ratification occurs (although there is an ongoing discussion to change that definition to the date the UA is registered); (ii) the “Minimum Build Obligation” or “MBO”, as the substantial completion of the construction of the seven Pearl buildings and one hotel building; and (iii) the “MBO Completion Date”, as the date such substantial completion of the MBO is achieved.

The DA requires LLC to substantially complete the MBO within five (5) years of the Effective Date, as such time period may be amended or extended per the DA. The five (5) year time period allocated to complete the MBO begins on the Effective Date and the term of the DA is for 20 years after the Effective Date.

In anticipation of the occurrence of the Effective Date, management has, since the October 2, 2014 Execution Date, undertaken a burst of activities associated with the land valuation process for the Omagine Site, the financing, master planning, engineering, design and construction efforts for the Omagine Project, the sale of additional Omagine LLC equity, the creation of the Omagine LLC Strategic Plan and the ramp-up of Omagine LLC’s organizational activities in Oman.

The contracts between the Government and LLC governing the Project Land are the DA and the UA. The UA is an exhibit to the DA and is incorporated by reference into the DA and both the DA and the UA stipulate that in the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA will control (See Exhibits 10.24 and 10.25, The Development Agreement).

After ratification of the DA by the MOF on March 15, 2015, the Usufruct Agreement must now be signed by the Minister of Tourism. The UA will then be officially transmitted to the Ministry of Housing (“MOH”) for signature by the Minister of Housing. LLC is awaiting notification from MOT that the UA has been signed by MOT and then we will await notification from the MOH to have LLC sign and register the UA. The date upon which the registration of the UA at the MOH (and payment of the appropriate registration fee therefor) is accomplished (the “Registration Date”), is the date when the process whereby control of the Project Land is transferred from the Government to Omagine LLC is completed.

The foregoing UA registration process at MOH is a routine bureaucratic procedure but no assurance can be presently given regarding when the Registration Date will occur. The term of the UA is fifty (50) years from the Registration Date (the “Usufruct Term”) and such Usufruct Term is renewable for an additional period upon the agreement of the parties.

The DA and UA grant LLC the right to use, control, develop and sell the Project Land (to itself or others) pursuant to the terms of the DA and UA. The DA obligates LLC, beginning on the fifth anniversary of the Registration Date, to pay the Government an annual rental fee equal to three hundred Omani Baisa (equivalent to approximately $0.78) for each square meter of Project Land upon which there is a substantially completed non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after the Registration Date (the “Rent Free Period”) and no Usufruct Rent is ever due or owing with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. Project Land that is open space, roads, building work-in-progress, etc.).

The DA also obligates LLC to pay the Government twenty-five (25) Omani Rials (equivalent to approximately $65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price Payment”). At the present time, local real estate agents conservatively estimate that the average selling price for land at the Omagine Site would be at least 250 Omani Rials (approximately $650) per square meter.

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an ITC. The Government’s designation and licensing of the Omagine Project as an ITC therefore permits LLC to sell the freehold title to Project Land and properties which are developed on Project Land to any individual or juristic person - Omani or non-Omani. LLC does not anticipate that there will be any unsold Project Land or buildings at the expiration of the 50 year Usufruct Term.

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

ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion USD in annual revenue, one hundred twenty thousand (120,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

a.	Consolidated Contracting Company S.A., a wholly owned Panamanian subsidiary of CCIC which is CCIC’s investment arm (“CCC-Panama”), and

b.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees in Oman (“CCC-Oman”).

Pursuant to the provisions of the Shareholder Agreement, LLC acknowledged the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment from Omagine and sold newly issued shares of its capital stock to Omagine and to the New Shareholders for an aggregate cash investment amount of 26,968,125 Omani Rials ($70,117,125) (the “New Investment”) plus a non-cash payment-in-kind investment (the “PIK”) of the land constituting the Omagine Site.

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

LLC is presently capitalized at 150,000 Omani Rials ($390,000) and, as of the date hereof, Omagine has also advanced it an additional 116,000 Omani Rials ($301,600). Omagine has also continued to pay for most of LLC’s operating expenses to date. A summary of LLC’s capital structure as of the date hereof is as follows:

Omagine LLC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)	Cash Advance (Omani Rials)
Omagine	60%	90,000	$234,000	116,000
RCA	25%	37,500	$97,500	0
CCC-Panama	10%	15,000	$39,000	0
CCC-Oman	5%	7,500	$19,500	0
Total Capital	100%	150,000	$390,000	116,000

The second stage of the New Investment into LLC will be invested by Omagine and each of the New Shareholders (each investment, a “Deferred Cash Investment”) after the date hereof and in the amounts - and subject to the satisfaction of the conditions precedent for each such Deferred Cash Investment as specified below.

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

Omagine and the New Shareholders also agreed in the Shareholder Agreement that a portion of their New Investment into LLC would be Deferred Cash Investments that would be subject to the satisfaction of certain conditions precedent. Pursuant to the Shareholder Agreement, the aggregate Deferred Cash Investments from Omagine and the New Shareholders totaling 26,838,125 Omani Rials [$69,779,125] will be invested on or before the Financing Agreement Date as follows:

i.	The single condition precedent to Omagine’s Deferred Cash Investment of 210,000 Omani Rials ($546,000) is the signing of the DA. Now that the DA is signed, that condition precedent is satisfied and Omagine will invest an additional 210,000 Omani Rials ($546,000) before the Financing Agreement Date (the “OMAG Final Equity Investment”), 116,000 Omani Rials of which ($301,600) has been advanced to LLC by Omagine as of the date hereof, and

ii.	The three conditions precedent to RCA’s Deferred Cash Investment of 7,640,625 Omani Rials ($19,865,625) and to the CCC-Panama and CCC-Oman aggregate Deferred Cash Investment of 18,987,500 Omani Rials ($49,367,500) are (i) the signing of the DA (which condition precedent is now satisfied), (ii) the occurrence of the Financing Agreement Date, and (iii) the occurrence of the date on which LLC and CCC-Oman execute a contract (the “CCC-Oman Contract”) appointing CCC-Oman as the general contractor for the Omagine Project (the “Contract Date”).

Once the Contract Date occurs, the single remaining condition precedent then necessary to be satisfied for the New Shareholders to invest their $69,233,125 aggregate Deferred Cash Investments (the “New Shareholder Deferred Cash Investment”) into LLC is the occurrence of the Financing Agreement Date. Management expects the Contract Date to occur sometime prior to June 30, 2015.

The Payment-In-Kind (“PIK”) Valuation:

In addition to its 7,640,625 Omani Rials ($19,865,625) Deferred Cash Investment mentioned above, RCA has made an additional non-cash payment-in-kind investment (the “PIK”) into LLC. Pursuant to the DA and UA the Government granted usufruct rights to LLC over the approximately 245 acres of beachfront land constituting the Omagine Site (the “Existing Land”) previously owned by His Majesty Sultan Qaboos bin Said, which His Majesty transferred to MOT on condition that such Existing Land be used for development of the Omagine Project. The value of the PIK equals the value to LLC of the Existing Land. The value of the Existing Land has been determined by professional valuation firms in accordance with the requirements and procedures specified for such a valuation by the Royal Institute of Chartered Surveyors (“RICS”) of London, England. The PIK investment will be perfected on the Registration Date and although LLC has the RICS valuation of the Existing Land in its possession, management has determined that disclosure of such RICS Valuation should not occur until after the Registration Date has occurred.

We have held extensive discussions with LLC’s independent accountant and auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”), and management presently expects that on or shortly after the Registration Date, the value of the PIK will be reflected in LLC’s financial statements as a non-cash capital investment by RCA into LLC in accordance with International Financial Reporting Standards (“IFRS”).

Management believes that the PIK investment of the Existing Land and the New Investment of the 26,968,125 Omani Rials [$70,117,125] in cash are the most important parts of LLC’s equity capital structure. They were the most difficult to arrange since they are the highest risk portion of such equity capital structure. Both the PIK investment and the New Investment are memorialized in the Shareholder Agreement. Management is presently holding discussions with several potential equity investors interested in becoming shareholders of LLC.

The Transformation:

At some time prior to September 30, 2015, LLC will transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Subsequent to the PIK investment being perfected on the Ratification Date and the Deferred Cash Investments being made, Omagine LLC (or, as the case may be, Omagine SAOC) will then be capitalized at 26,988,125 Omani Rials ($70,169,125) plus the value of the PIK. A summary of Omagine LLC’s / SAOC’s capital structure after such Deferred Cash Investments and PIK valuation are made is as follows:

Omagine SAOC
Shareholder	Percent Ownership	Investment (Omani Rials)	Investment (US Dollars)

Omagine	60%	300,000	$780,000
RCA	25%	7,678,125	$19,963,125	+ PIK *
CCC-Panama	10%	12,673,333	$32,950,666
CCC-Oman	5%	6,336,667	$16,475,334
Total Capital:	100%	26,988,125	$70,169,125	+ PIK *

*	The capital of LLC / SAOC will be increased when the non-cash value of the PIK is recorded as a capital investment into LLC. Pursuant to the terms of the Shareholder Agreement, the PIK represents a portion of RCA’s payment to LLC for its 25% ownership of LLC. The value of the PIK equals the value to LLC of the provision to LLC of the Existing Land. The value of the Existing Land has been determined in accordance with Omani law and RICS procedures by a professional valuation expert.

The CCC-Oman Contract:

Management is continuing its extensive discussions regarding the CCC-Oman Contract. Over the past several months, LLC management, its engineering and construction consultants and its attorneys held many meetings among themselves and with multiple CCC senior managers and executives in Muscat, Athens, Dubai, London, Pittsburgh and New York City. The foregoing meetings resulted in agreement that the CCC-Oman Contract will be based on the internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and it will contain a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered. The parties also agreed that the first draft of the CCC-Oman Contract (the “First Draft Construction Contract”) would be written by a law firm representing Omagine LLC and specializing in FIDIC contracts and that such First Draft Construction Contract would outline a two part “framework agreement” specifying a “Pre-Design Period” and a “Post-Design Period” and the different contracting methodologies to be followed for each such period.

The First Draft Construction Contract is targeted for completion in May 2015 and it will be used by the parties as a basis for final negotiations and conclusion of the “Final Draft Construction Contract” which will then be presented to the LLC Shareholders for their consideration. Management presently estimates that the CCC-Oman Contract will be signed by LLC and CCC-Oman before June 30, 2015.

Part one (the “Pre-Design Period”) will encompass the time period beginning on the Contract Date and lasting approximately 12 months subsequent to the Effective Date during which LLC’s engineers, architects and designers will be undertaking the master-planning, engineering and architectural design work for the Omagine Project (the “Initial Design Work”). During the Pre-Design Period LLC will pay CCC-Oman for its construction activities and services (the “Initial Construction Activities”) via a pre-agreed bill-of-materials (“BOM”) specifying unit pricing for each of the Initial Construction Activities expected to be performed during the Pre-Design Period. Such unit pricing will be incorporated into the CCC-Oman Contract. The Pre-Design Period is expected to consist of several “lettered” phases (Phase A, B, C, D etc.).

Part two (the “Fixed-Price Period”) remains planned to encompass the time period beginning at the conclusion of the Pre-Design Period and lasting until the conclusion of all remaining specified and required construction work on the Omagine Project (the “Remaining Construction Activities”) are completed. In order for LLC to maintain complete design control at all points throughout the development cycle, the Fixed-Price Period is now expected to consist of several “numbered” phases (Phase 1, 2, 3, 4 etc.), each of which will only commence subsequent to that time when the Design Work for such relevant numbered Phase is either 100% completed or when the percentage of Design Work completed for any such numbered Phase is such that LLC and CCC-Oman can agree on a fixed lump-sum price for such numbered Phase. There are multiple construction Phases contemplated for the Fixed-Price Period covering the Remaining Construction Activities. The CCC-Oman Contract will allow for flexibility in determining the actual number of numbered Phases. LLC plans to maintain direct control of the design of each numbered Phase through to completion. CCC-Oman will work closely with LLC and the master planner and architects from the beginning to ensure that constructability and value engineering are integrated in the final design for each numbered Phase.

Before being finalized, the Draft Construction Contract will be reviewed and analyzed by two expert construction consultants employed by LLC: (i) LLC’s engineering design consultants, and (ii) an Oman quantity surveying company specializing in construction cost consulting. Subsequent to this process (which is presently expected to be completed following the completion of the Draft Construction Contract sometime in May 2015), the Draft Construction Contract will be presented to the LLC shareholders for their consideration and approval.

The costs and expenses associated with the Initial Design Work and the Initial Construction Activities executed during the Pre-Design Period could vary substantially depending on the scope of such activities determined to be undertaken by LLC during the Initial Design Period – which determination by LLC will be driven primarily by the availability of financing for such Initial Design Work and Initial Construction Activities.

Financing / Pre-Design Phase Activities / The Financing Agreement Date:

Notwithstanding anything contained in this section or anywhere else in this Report, including but not limited to the discussion below and elsewhere in this Report, regarding possible, proposed or planned sales of equity and/or debt securities by Omagine or LLC, loans from Omagine to LLC, or the obtaining by LLC of any project finance facilities or other debt facilities with banks, financial institutions or other persons, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing necessary to execute the development of the Omagine Project.

Management is now in the initial stages of the processes required to arrange the necessary financing to execute the Omagine Project. LLC management is meeting with, interviewing and requesting proposals from a number of banks and financial institutions seeking to act as LLC’s financial adviser (“Financial Adviser”) and it is presently expected that a definitive and binding agreement between one such bank or financial institution will be signed sometime before June 30, 2015. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

It is anticipated that the Omagine Project will be developed in several “phases’ and therefore several Financing Agreements will be executed during the course of the project’s development, each such Financing Agreement coinciding with the beginning of a new phase of the development. As indicated above, the execution date of the first such Financing Agreement is defined in the Shareholder Agreement as the “Financing Agreement Date”.

Although Omagine and the New Shareholders will have invested an aggregate of 360,000 Omani Rials (equivalent to approximately $936,000) prior to the Financing Agreement Date, the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment will not be invested by the New Shareholders or received by LLC until the Financing Agreement Date occurs.

The first phase of the development of the Omagine Project (the “Pre-Design Phase”) will be the Initial Design Period (i.e. the approximately 12 month period immediately subsequent to the Effective Date). The scope of the Pre-Design Phase is presently being determined and will comprise that set of activities designated by LLC as being within the Pre-Design Phase and, subject to the level of financing available for the Pre-Design Phase, it could include all or some of the Initial Design Work (initial planning, design, environmental studies and approvals, master planning), surveying, soil engineering and testing, initial site work, initial additions by LLC of office space, personnel and equipment, and initial administrative, organizational, marketing and public relations efforts (collectively, the “Pre-Design Phase Activities”). The cost for the Pre-Design Phase Activities could vary substantially (from between $5 million to over $20 million) depending on the scope of the Pre-Design Phase Activities LLC determines to undertake as the Pre-Design Phase – which determination will be driven primarily by the availability of financing for the Pre-Design Phase.

LLC presently expects that the firm it ultimately selects to be its Financial Adviser (See: “Financial Adviser”) will arrange for the syndication among several banks of debt financing for use by LLC to design, develop and construct the Omagine Project (the “Syndicated Project Financing”). The closing of each tranche (coinciding roughly with the phases of the project) of such Syndicated Project Financing will be memorialized by a Financing Agreement (each, a “Syndicated Financing Agreement”). The arrangement for and closing of such Syndicated Project Financing is presently projected by LLC management to occur within twelve months after the Effective Date.

Provided the execution and delivery of a Syndicated Financing Agreement is the first Financing Agreement to be executed and delivered, the date of such execution and delivery will therefore be the Financing Agreement Date (as defined in the Shareholder Agreement) and the New Shareholders will then be obligated pursuant to the Shareholder Agreement to invest the $69,233,125 New Shareholder Deferred Cash Investment into LLC. If alternate financing is not available, LLC will wait until the closing of the Syndicated Project Financing (and the first Financing Agreement Date) to begin most of the aforesaid Pre-Design Phase Activities.

LLC management however is of the opinion that the optimum development plan for the Omagine Project entails a strategy which undertakes the Initial Design Work and the maximum amount of Pre-Design Phase Activities as soon as possible after the Effective Date. By fully launching the design and development processes in parallel with the up to 12 months required for the Syndicated Project Financing effort, LLC would realize many benefits. This fast-track strategy however is not possible to execute absent significant Pre-Design Phase financing.

LLC is presently considering several methods to finance this fast-track development strategy for the Pre-Design Phase of the Omagine Project in an effort to facilitate the initiation, early implementation, and completion during the Initial Design Period of the maximum amount of Initial Design Work and the Pre-Design Phase Activities. Some of the financing methods presently under consideration are:

i.	a sale by LLC to non-U.S. investors of mandatory convertible LLC promissory notes (“Notes”), which Notes would automatically convert at a future date into shares of LLC capital stock representing a minority LLC equity stake.

ii.	a secured loan from Omagine to LLC, which loan could be funded by either:

a.	funds available to Omagine at such time, or

b.	funds received by Omagine from the sale by Omagine to non-U.S. investors of shares of LLC capital stock owned by Omagine.

iii.	a sale to non-U.S. investors of a minority equity stake in LLC.

The closing of debt financing by LLC sufficient to finance the Pre-Design Phase (the “Pre-Design Phase Financing”), which Pre-Design Phase Financing consists of:

1.	the sale of Notes by LLC mentioned in (i) above, or

2.	the Omagine loan to LLC mentioned in (ii) above, or

3.	a combination of the sale of LLC Notes and the Omagine loan to LLC will be memorialized by a written agreement constituting a Financing Agreement (as defined in the Shareholder Agreement) and the date of any such closing, provided it is the first Financing Agreement to be executed, would therefore be the Financing Agreement Date (as defined in the Shareholder Agreement).

Because such Pre-Design Phase Financing would also trigger the Financing Agreement Date (as defined in the Shareholder Agreement), in addition to financing the Pre-Design Phase, it would also coincidently provide additional advantages to LLC:

i.	it would accelerate the date the New Shareholders become obligated under the Shareholder Agreement to make their $69,233,125 New Shareholder Deferred Cash Investment into LLC, and

ii.	it would facilitate the Syndicated Project Financing effort which LLC’s designated financial adviser will be conducting with the bank syndicate because:

a.	LLC’s capital will be increased, and

b.	the CCC-Oman Contract will likely be in effect with its fixed price lump sum provision for the Remaining Construction Activities and such fixed price construction contracts are very attractive to banks when considering construction financing for projects, and

c.	much of the Omagine Project design will be greatly advanced or completed as the bank syndication process is underway, and

d.	many critical non-design activities included in the Pre-Design Phase Activities will be underway or completed as the bank syndication process is underway, and

iii.	it advances LLC’s marketing, advertising and sales schedules relevant to the sales releases of its residential and commercial properties, and

iv.	it advances LLC’s development and construction schedules with respect to such Pre-Design Phase Activities by nine to twelve months ahead of the schedules that would otherwise be attainable, and

v.	it further solidifies LLC’s relationship with the Oman Government and the MOT as the relevant Government authorities see the development of the Omagine Project being rapidly initiated.

The DA was signed on October 2, 2014 and LLC management is, among other things, presently pursuing the above mentioned strategies in order to finance its planned Pre-Design Phase Activities. Management presently believes it can maintain Omagine’s majority control of LLC by selling a further minority percentage of LLC’s equity to non-U.S. investors in the MENA Region for an amount in excess of the average cash investment amount paid by the New Shareholders.

Subject to the necessary financial resources becoming available to Omagine, the Company presently intends to finance the Pre-Design Phase Activities and trigger the Financing Agreement Date by exerting its best efforts to organize and arrange the Pre-Design Phase Financing as described above. No assurance however can be given at this time (i) as to whether such necessary financial resources required to make such secured loan to LLC will be available to Omagine or (ii) if the Company will be successful in arranging such Pre-Design Phase Financing. Management is also exploring additional financing mechanisms to facilitate the initiation of its fast-track development strategy and the financing of the Pre-Design Phase Activities. (See: “Design, Engineering, Content Development and Construction” below).

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. If and when the Financing Agreement Date occurs, the Company will experience a substantial increase in capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC) of the approximately $70 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. At or prior to such time the Company may experience an additional substantial increase in its capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC) of the valuation of the PIK is also recorded as capital on the Company’s consolidated financial statements. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

Now that the DA has been signed, the Company has accelerated its preparation for its future business activities in various ways including but not limited to: (i) recruiting various executive level personnel for both Omagine and LLC that are now required to ramp up organizationally for the Omagine Project, (ii) examining and implementing various methods of raising additional capital for both Omagine and LLC, (iii) soliciting and issuing requests-for-proposals (“RFPs”) from various professional vendors including designers, engineers, real-estate consultants, financial advisers, and others, (iv) negotiating and concluding the legally binding and definitive CCC-Oman Contract,; (v) negotiating various agreements with other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (vi) leasing and furnishing expanded office space in Oman for LLC, (vii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (viii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (ix) examining various other matters we believe will enhance shareholder value, and (x) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

Pre-Development Expenses / Success Fee

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of Omagine Project related expenses incurred by Omagine and JOL prior to the signing of the DA. Such Pre-Development Expense Amount expenses were heretofore incurred by Omagine and JOL and presently continue to be incurred by Omagine with respect to the planning, concept design, re-design, engineering, financing, capital raising costs and promotion of the Omagine Project and post-DA signing matters with the Government including the recent Ratification by the Ministry of Finance and the yet to be completed Registration of the Usufruct Agreement by the Ministry of Housing.

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

Although expenses incurred by Omagine on behalf of LLC subsequent to the signing of the DA are not within the definition of Pre-Development Expenses, Omagine presently anticipates that all such expenses will ultimately be reimbursed to it by LLC. The Shareholder Agreement also defines the date subsequent to the Financing Agreement Date when LLC draws down the first amount of debt financing as the “Draw Date”.

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

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement. The Shareholder Agreement is Exhibit 10.5 hereto.

Financial Adviser

LLC intends to appoint a firm as its Financial Adviser that has an international reputation for excellence and a strong presence in the MENA region. There are presently many such reputable financial advisory firms and financial institutions that have indicated their interest in the Omagine Project. Since the Execution Date, management has been meeting with, interviewing and requesting proposals from a number of such highly reputable banks and financial institutions seeking to act as LLC’s Financial Adviser. It is presently expected that a definitive and binding agreement between LLC and one such Financial Adviser will be executed sometime before June 30, 2015.

LLC’s Financial Adviser will advise on capital structure and lead the syndication of the debt financing required to execute the Omagine Project. LLC will then work together with its Financial Advisor to appoint lead arrangers for such syndicated debt financing, which may include the Financial Advisor itself.

Recent press reports incorrectly stated that LLC had appointed BNP Paribas (“BNP”) as its Financial Adviser. This is untrue. Although LLC did have a two year old non-binding letter of intent with BNP, BNP was never appointed as the Financial Advisor for LLC. As of the date hereof, both LLC and BNP agree that they maintains a good relationship with each other, but for BNP internal reasons, BNP will not be LLC’s Financial Adviser.

LLC is in the process of appointing its Financial Adviser and the Company will be making the appropriate announcement of the appointment in due course. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

As previously disclosed (i) LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) LLC has a longstanding relationship with Bank Muscat SAOG ("BankMuscat") which is 30% owned by RCA and is the largest financial institution in Oman. It is likely that LLC will nominate an Omani bank to be either its Financial Adviser or a joint-venture partner with its Financial Adviser with respect to the syndication by such Financial Adviser with various banks and financial institutions (the “Lenders”) of the debt financing (the ”Construction Financing”) that Omagine LLC will require for the development and construction of the Omagine Project. The amount of Construction Financing debt owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any sales of additional capital stock by LLC, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real-estate to third parties. The maximum amount of such Construction Financing debt presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $300 million and $500 million.

As presently contemplated a Financial Adviser will be engaged by LLC to assist LLC in arranging the necessary Construction Financing for the Omagine Project and other financing for LLC as may be required. The capital of LLC, proceeds from the sales, if any, by LLC of additional equity stakes, bank borrowings and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

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

Before the DA was signed we had extensive discussions with a number of MENA Region financial institutions with respect to such Construction Financing and we are presently in receipt of six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by LLC’s designated Financial Adviser. With LLC’s Financial Adviser leading this effort, management is optimistic with respect to LLC’s prospects for arranging the Construction Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA recognizes and addresses this issue when it states, in relevant part:

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

MENA Region banks and financial institutions continue to maintain high levels of liquidity but the project financing environment in Oman and the MENA Region remains cautious after the recent worldwide bank liquidity problems and Eurozone debt crisis. LLC management has met recently with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is optimistic that LLC’s designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers with whom it has recently met concur that there is currently a high degree of liquidity and a strong appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. The banks and Financial Advisers with which we have discussed the Omagine Project both before and after the DA was signed (including BNP Paribas) have been uniformly impressed with the design vision for the Omagine Project and with the quality of the LLC shareholders.

Notwithstanding the foregoing, no assurance can be given at this time that LLC will be able to obtain any of, or a sufficient amount of, the Construction Financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations (See: “Risk Factors Related to Our Company and Our Business”).

The value of the Project Land has been determined in accordance with the requirements and procedures specified for such a valuation by the Royal Institute of Chartered Surveyors of London, England (“RICS”). Following the Registration of the Usufruct Agreement with the Ministry of Housing for the Project Land such valuation will be utilized (i) by LLC’s Financial Adviser in its discussions with banks and other financial institutions in order to arrange the Construction Financing, and (ii) by Deloitte & Touche (M.E.) & Co. LLC, in order to determine in accordance with International Financial Reporting Standards (the “IFRS”) the proper accounting treatment of the PIK valuation in LLC’s financial statements.

Market Conditions

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Management plans to obtain third party verification of its assumptions and beliefs by engaging well known professional real estate, tourism, marketing and financial consultants to update and assess LLC’s market feasibility study for the Omagine Project. It is presently planned that one or a combination of such consultants will also perform a full third-party financial feasibility assessment to update LLC’s underlying assumptions in its financial model for the Omagine Project. These studies and assessments will then be utilized by LLC to fine tune its development plans, and by LLC’s designated Financial Adviser in arranging the necessary Construction Financing and other financing for LLC as may be required.

Management believes that LLC is well positioned to benefit from the ongoing and improving market conditions in both the real-estate and project financing sectors since, from a timing perspective and subject to the Pre-Design Phase Financing becoming available as described above, LLC plans to now begin the Pre-design Phase constituting the Initial Design Period of a year or more of intensive design and planning activities followed by the launch of residential and commercial sales at the Omagine Project. Notwithstanding the foregoing, we continue to be of the opinion that the real estate market as well as the project finance market in Oman remains challenging.

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

Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, in 2011 Oman experienced several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur occasionally in Oman but these events, as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society. In recent months, anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability has been widely reported in the media.

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

At present, both the economy and real estate sector of nearby Dubai are experiencing a robust recovery. Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market (nearly 12 million visitors in 2014), attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors.

Sales and Marketing

LLC plans to undertake several wide ranging and continuous marketing and public relations campaigns in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

The launch date for residential and commercial sales is presently planned to occur in early 2016. Management expects that the continuing recovery of the project finance and local real estate markets will contribute positively to LLC’s future prospects. Management expects LLC to benefit from Dubai’s hosting of EXPO 2020, and similarly from nearby Qatar’s hosting of the World Cup Games in 2022. The Omagine Project will be conveniently located one hour from Dubai by air and is easily accessible by a fine roadway system in both Oman and the U.A.E. It is a natural and logical addition to a Dubai visit.

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

The excellent location of the Omagine Site is recognized by local market participants and the significance of the provision of the Omagine Site via the Usufruct Agreement to LLC is substantial. The increase in the value over the last several years of the land constituting the Omagine Site is expected to have a positive effect on the valuation of the PIK and on revenue from the sale of residential and commercial properties. The value of the Omagine Site will be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Usufruct Rights over the Omagine Site will be material and significant.

Pursuant to the DA and UA, LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the Project Land it sells to third party purchasers. LLC has recently retained expert real estate valuation firms to appraise and value the land constituting the Omagine Site. One such internationally recognized land valuation firm has completed its valuation and the Company plans to disclose the valuation following the execution and Registration of the Usufruct Agreement at the Ministry of Housing. (See: “Business” - “The Development Agreement and The Usufruct Agreement” and “The Payment-In-Kind (“PIK”) Valuation” above).

Omagine and JOL engaged in significant marketing, design, engineering, promotional and other activities with respect to the Omagine Project prior and subsequent to the DA being signed and have to date incurred a significant amount of costs associated with these and other general and administrative activities (collectively, the ”Pre-Development Expense Amount”). The Pre-Development Expense Amount is associated with, among other things, travel, consulting and professional fees, planning and feasibility studies, design, engineering, and with similar such activities including preparing and making presentations to the Government of Oman and to potential investors. Although, as of the date hereof, Omagine continues to incur such costs, the vast majority of the Pre-Development Expense Amount was incurred before the DA was signed by the Government and LLC. Pursuant to the provisions of the Shareholder Agreement the Pre-Development Expense Amount (estimated to be approximately nine million U.S. dollars as of the April 20, 2011 date of the Shareholder Agreement) incurred up to the October 2, 2014 Execution Date of the DA will be reimbursed to Omagine by LLC. Although expenses incurred by Omagine on behalf of LLC subsequent to the signing of the DA are not within the definition of Pre-Development Expenses, all such expenses are presently expected to be reimbursed to Omagine by LLC as well. (See: “Pre-Development Expenses / Success Fee” above).

Design, Engineering, Content Development and Construction

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. Because of our strategic emphasis on design however, the Company or LLC may, depending upon circumstances, establish its own design and/or design supervision entity and/or contract with or enter into joint ventures with firms providing such design and design supervision services. The Pre-Design Phase of the development of the Omagine Project is expected to constitute primarily the Initial Design Work and the Initial Construction Activities at the Omagine Site and its scope and budgeted cost is presently being reviewed and will be decided upon by LLC shortly after the availability of Pre-Design Phase Financing becomes clearer to management.

Subsequent to the OMAG Final Equity Investment of 210,000 Omani Rials ($546,000) being made, LLC will have the financial capacity to undertake certain limited initial planning and design activities, but for LLC to promptly undertake the more extensive Initial Design Work and Initial Construction Activities contemplated by the Pre-Design Phase Activities, it will have to sell additional equity or raise additional alternative financing (or a combination thereof) in order to finance such Pre-Design Phase Activities.

Otherwise LLC will have to wait until the closing of the first Syndicated Financing Agreement and the receipt of its first tranche of debt financing along with receipt from the New Shareholders of the $69,233,125 New Shareholder Deferred Cash Investment in order to have the financing necessary to perform the more extensive Initial Design Work and Initial Construction Activities contemplated by the presently desired larger scope of the Pre-Design Phase Activities. The DA was signed on October 2, 2014 and since that time LLC management has been exploring additional financing mechanisms and opportunities to provide LLC with the financing necessary for it to promptly undertake and execute the largest possible scope of the Pre-Design Phase Activities. Such contemplated financing mechanisms may, under certain circumstances, coincidently accelerate the occurrence of the Financing Agreement Date and thereby accelerate the receipt by LLC of the $69,233,125 New Shareholder Deferred Cash Investment. There cannot be any assurance that we will be able to obtain any financing. (See: “Business - Financing / Pre-Design Phase Activities / The Financing Agreement Date” above).

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker Corporation ("Baker") as its Program Manager and Project Manager. Baker is in the business of providing program and project management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that, subject to the approval of the LLC shareholders, LLC will execute an agreement with Baker. Omagine had a contingent obligation to pay Baker an additional fee of $72,000 for past services if and when the DA was signed by the Government and LLC and ratified by the MOF. The DA was signed on October 2, 2014, the Ratification occurred on March 15, 2015 (the “Effective Date”) and such contingent fee is now due and payable. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of engineering and design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. The Company believes it maintains a good working business relationship with Baker but recognizes that there are presently many such highly reputable program and project management companies available and operating in Oman. Baker was recently acquired by Integrated Mission Solutions LLC. What effect, if any, this acquisition will have on LLC’s or Baker’s plans to engage Baker as LLC’s Program Manager and Project Manager is unknown at this time. The Company is confident that Baker’s inability or unwillingness to perform or the loss of Baker’s services altogether, (none of which circumstances are presently anticipated by or known to the Company), would not have any adverse impact on its or LLC’s business or operations.

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. One or more of such companies (”Content Developers”) will be engaged by LLC to design the transformation of Omagine’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

Subject to the approval of its shareholders and to negotiating and agreeing to the CCC Oman Contract, LLC presently intends to hire CCC-Oman as the General Contractor for the construction of the Omagine Project. CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project. The Company presently expects that the First Draft Construction Contract will be completed in May 2015 and such CCC-Oman Contract will be approved by the LLC shareholders and signed by LLC and CCC-Oman before June 30, 2015. (See: “Business - The CCC-Oman Contract”, above).

To date, Omagine has generally conceived the development concepts and defined the ”scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. There are many such designers, architects, contractors and consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such designer, architect, contractor or consultant would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its designers, architects, contractors and consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine (See: ”Patents, Copyrights and Trademarks”, below).

The DA was signed on October 2, 2014 and, subject to the appropriate financing being available to LLC, the Pre-Design Phase constituting the Initial Design, engineering and the Initial Construction Activities of the Omagine Project can now begin. No assurance can be given at this time that LLC will be successful in obtaining such financing.

Competition

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than LLC presently possesses. Management believes that Omagine's ability to attract RCA and CCIC as strategic shareholders for LLC and to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its advancing the Omagine Project to its present status and getting the DA signed by the Government. Each of these consultants, several of whom will become employees of Omagine and/or LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; city planning; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism; visitor experience design; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; and training and hotel management.

Management has identified several key personnel for executive positions with Omagine LLC in Oman and, subsequent to the October 2, 2014 DA signing, we have accelerated our discussions with these persons. The employment of such persons by LLC however is contingent upon LLC securing the necessary initial financing for its Pre-Design Phase Activities and to begin its operations in Oman. Management is presently undertaking efforts to secure such financing but no assurance can presently be given as to the outcome of such efforts. Frank J. Drohan, who is Omagine’s president and the Managing Director of LLC, has over 30 years of experience doing business across most of the MENA Region and is familiar with the cultural and business environment of the MENA Region. In addition Mr. Sam Hamdan, who is Omagine’s primary strategic consultant and the Deputy Managing Director of LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English and, depending on future circumstances, may become Omagine's President subsequent to the Financing Agreement Date.

Although several of LLC's competitors have well established businesses and brand reputations, management believes that LLC's advantages are (i) the DA has been signed by LLC and the Government of Oman, (ii) the uniqueness of the Omagine Project is particularly attractive to the Government, (iii) Omagine's and LLC's senior management have established strong and trusting relationships with the relevant Government officials and with LLC’s partners RCA and CCIC, (iv) LLC’s intention to engage world class architects, designers, real estate advisers and Financial Advisers, and (v) the Shareholder Agreement, which strongly demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project. Company management believes LLC can successfully compete in this marketplace through a combination of unique development concepts, the recruitment of experienced and capable executive management for Omagine LLC in Oman, effective relationship management, highly experienced and well regarded financial and real estate advisers, and the utilization of highly professional, competent and experienced contractors, sub-contractors and consultants who are well known to the Government.

Manufacturing and Production

The Company does not engage in any manufacturing activities and as such does not maintain any inventory. In the future, LLC may maintain an inventory of residential and/or commercial properties held for sale to third parties.

Patents, Copyrights and Trademarks

It is presently intended that either JOL, LLC or Omagine will own (either outright or by assignment) the copyrights to all the material documents, designs and drawings produced and/or executed in relation to the Omagine Project by its employees and/or independent designers, architects and consultants.

Omagine has filed trademark applications with the United States Patent and Trademark Office (”USPTO”) for the mark OMAGINE and six related marks (collectively, the ”Marks”). Omagine has also filed trademark applications for the Marks in Oman and Kuwait within the applicable time periods required.

The Mark OMAGINE and three of the six related Marks have each been issued a Certificate of Registration from the USPTO and are now officially registered Marks in the United States.

The USPTO has issued a ”Notice of Allowance” with respect to each of the remaining three related Marks (the “Expired Marks”) and the applications for such Expired Marks could have been approved for registration upon the filing of a valid ”Statement of Use” attesting that each such Expired Mark was in commercial use. Due to the delays encountered by Omagine in signing the DA, the Expired Marks were not put into commercial use by the “Final Statement of Use Deadline” and all three applications for the Expired Marks have expired. The Expired Marks remain of interest to Omagine and, depending upon future circumstances, we may file new trademark applications for the Expired Marks with the USPTO.

Trademark applications for the OMAGINE Mark and eight related Marks were filed in Oman and all have now been issued Certificates of Registration in Oman. The Mark OMAGINE has been issued a Registration Certificate from the Patent and Trademark Department of the Ministry of Commerce & Industry in Kuwait.

Governmental Regulation

LLC expects that it will require several Omani governmental licenses, permits and approvals for its services and products during the development, construction and operation of the Omagine Project (collectively, “Licenses and Permits”). The obligation of the Government of Oman to issue all such Licenses and Permits as may be required is specifically detailed in the DA (See: Exhibits 10.24 and 10.25). The Government of Oman has issued an ITC License to LLC for its Omagine Project (See: “Business - Sales and Marketing”, above).

The Company does not anticipate any negative effects on its or LLC's business from any existing or probable Omani government laws or regulations. LLC will incur certain costs and sustain certain effects on its operations as a consequence of its compliance with Omani laws and regulations, including environmental laws and regulations, and all such costs and effects are expected to be incurred or sustained as part of the normal course of its business.

The Company does not require any U.S. governmental approval of its properties, services, products or activities in Oman nor does the Company anticipate any negative effects on its business from any existing or probable United States or Oman government laws or regulations. Both the government of the United States and the government of the Sultanate of Oman have ratified the United States-Oman Free Trade Agreement.

Employees, Consultants and Employment Benefits

As of the date hereof, we have six employees and ten consultants. We presently plan to hire seven of such consultants as full time employees of Omagine or LLC. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees and consultants to be good. Now that the Development Agreement has been signed Omagine intends to significantly increase the number of its full time employees. (See: ”Executive Compensation” – “Employment Agreements and Consulting Agreement”).

Notwithstanding anything to the contrary contained herein, no assurances can be given at this time that the Financing Agreement Date or the anticipated revenues from the Omagine Project will actually occur.

Item 1A. Risk Factors.

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock.   The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, should they materialize, and you may lose part or all of your investment.

Risk Factors Related to Our Company and Our Business

We have no history of profitability from the development of real estate and we have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have dedicated the vast majority of our financial resources over the past many years toward the effort to conclude the DA with the Government of Oman. The DA is now signed but we encountered numerous delays prior to its signing and as a result we have incurred significant losses over the past few years, including net losses of $6,772,260 for the fiscal year ended December 31, 2014; $2,640,590 for the fiscal year ended December 31, 2013; and $2,789,976 for the fiscal year ended December 31, 2012, primarily due to an absence of revenue due to delays in the start of development of the Omagine Project and to incurring other expenses associated with the design, development and promotion of the Omagine Project as well as significant non-cash expenses related to stock options. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Liquidity and Capital Resources”). We expect to continue to incur such losses and expenses over the near term development of the Omagine Project and this will adversely impact our overall financial performance and results of operations. The Omagine Project may never result in a profit to Omagine. Sales of our proposed real estate development properties, and income, if any, from the Omagine Project may never generate sufficient revenues to fund our continuing operations. We cannot assure you that we will be profitable in the near term or at all.

Because of our limited history and the potential for competition, an investment in our Company is inherently risky.

Because we are a company with a limited history, our operations are subject to numerous risks similar to those of a start-up company. We expect the real estate development business to be highly competitive because many developers have access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We cannot assure you that we will have the necessary resources to be competitive.

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

While our 2014 audited financial statements assume we will continue our operations on a going concern basis, the opinion of our independent auditors on those financial statements contained an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The opinion of our independent auditors on our 2014 audited financial statements contained a paragraph stating that there is substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to such audited financial statements, Omagine's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. Such financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Although we have entered into the 2014 SEDA and have recently raised additional capital via private placements of restricted Common Shares, we estimate that, absent our obtaining any additional working capital, we can continue as a going concern for approximately between eleven and fifteen months from the date of this report. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview”). If we sustain unanticipated losses and we cannot continue as a going concern, our shareholders may lose all of their investment in Omagine.

To fully develop our business plan we will need additional financing.

Although some of our Tempest Warrants (as hereinafter defined) have been exercised, it is impossible to predict if any of our remaining outstanding Common Stock purchase warrants (“Warrants”) will ever be exercised. In the near term, we expect to continue to rely principally upon financing received from proceeds of sales of Common Shares made pursuant to private placements, the 2014 SEDA and the possible exercise of Warrants. For the past several years we have relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the “Prior SEDAs” (as those terms are hereinafter defined) and the 2012 rights offering as well as from sales of restricted Common Shares made pursuant to private placements and to the exercise of Tempest Warrants. We cannot guarantee the success of this plan. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. It is impossible to predict if any more of our Warrants will ever be exercised. Omagine believes that there is virtually no probability that any “Strategic Warrants” (as hereinafter defined) will be exercised unless our Common Shares trade at a market price materially above the relevant exercise prices of the Strategic Warrants. (See: “Rights Offering and Warrant Distribution”, “Tempest Warrants” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”).

Even after entering into the 2014 SEDA, we lack capital.

Even with the 2014 SEDA, we will require additional funds to sustain our operations as presently contemplated. There can be no guaranty that such additional funds will be available in the future. If we or LLC are unable to obtain additional financing as required, or if its terms are too costly, we may be forced to curtail the expansion of our operations until such time as alternative financing may be arranged which could have a materially adverse impact on our operations and our shareholders' investments. (See: “Business - Financial Adviser”).

We may not have full access to or be able to fully utilize the 2014 SEDA.

Because the market for our Common Stock has historically exhibited low liquidity levels and has been limited, sporadic and often volatile, we may not be able to take full advantage of the 2014 SEDA. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 3,000,000 shares available under the 2014 SEDA well before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

Our ultimate success will be dependent upon management.

Our success is dependent upon the skill and decision making ability of our directors and executive officers, who are Frank J. Drohan, Charles P. Kuczynski, Louis J. Lombardo, William Hanley and Sam Hamdan. The loss of any or all of these individuals could have a material adverse impact on our operations. We do not presently have a written employment agreement with any of our officers or directors (See: “Executive Compensation – Employment Agreements”). We have not obtained key man life insurance on the lives of any of these individuals. Our success depends in large part on our ability to attract and retain key people and consultants. If we are not able to retain and recruit qualified personnel, which we require now and will require in the future to conduct our and LLC’s ongoing operations, our business and our ability to successfully implement our business plan could be adversely affected.

We will rely on dividends from LLC for most of our revenue.

Because we are a holding company with no significant operations other than the operations of our 60% owned subsidiary, LLC, we will depend upon dividends from LLC for a substantial portion of our future revenues. LLC has generated no revenue to date and we do not anticipate that LLC will be in a position to pay dividends until after the development of the Omagine Project is well underway.

We are subject to risks associated with investments in real estate.

The value of our proposed properties and our projected income therefrom may decline due to developments that adversely affect real estate generally and those that are specific to our proposed properties. General factors that may adversely affect our potential real estate holdings include:

●	increases in interest rates;

●	adverse changes in foreign exchange rates;

●	a decline in prevailing rental rates for the properties we intend to own and lease;

●	a general tightening of the availability of credit and project financing facilities;

●	a decline in economic conditions in Oman;

●	an increase in competition for customers or a decrease in demand by customers for the residential and commercial properties we plan to develop and offer for sale;

●	a decline in prevailing sales prices for the properties we intend to develop and offer for sale;

●	an increase in supply in Oman of property types similar to those proposed to be developed by us;

●	declines in consumer spending during an economic recession or recovery from an economic recession that adversely affect our revenue; and

●	the adoption by the relevant government authorities in Oman of more restrictive laws and governmental regulations, including more restrictive zoning, labor, visa, licensing, land use, building or environmental regulations or increased real estate taxes.

Additional factors may adversely affect the value of our proposed properties and our projected income therefrom, including:

●	adverse changes in the perceptions of prospective purchasers or users of the attractiveness of the properties proposed to be developed by us;

●	opposition from local community or political groups with respect to development or construction at a particular site;

●	a change in existing comprehensive zoning plans or zoning or environmental or business licensing regulations that impose additional restrictions on use or requirements with respect to the properties proposed to be developed by us;

●	our inability to provide adequate management and maintenance or to obtain adequate insurance for the properties proposed to be developed by us;

●	an increase in operating costs;

●	new development of a competitor's property in close proximity to the Omagine Project;

●	earthquakes, floods or underinsured or uninsured natural disasters; and

●	terrorism, political instability or civil unrest in Oman or the MENA Region.

The occurrence or existence of one or more of the events or circumstances described above could result in significant delays or unexpected expenses. If any of these events occur or circumstances come into existence, we may not achieve our projected returns on the Omagine Project and we could lose some or all of our investment in LLC and in the Omagine Project.

We are subject to risks associated with real estate development.

The Omagine Project is subject to significant risks relating to LLC’s ability to complete it on time and within budget. Factors that may result in the Omagine Project or any other development project we may undertake in Oman or elsewhere exceeding budget or being prevented from completion include:

●	an inability to obtain or delays in obtaining zoning, environmental, occupancy or other required governmental permits, approvals and authorizations;

●	an inability to secure sufficient financing on favorable terms, including an inability to obtain or refinance construction loans;

●	a general tightening of the availability of credit and project financing facilities;

●	the prices of housing and commercial properties in Oman and consumer and/or business confidence; any of which could affect LLC’s ability to construct and/or sell homes and to construct, sell and/or lease commercial properties and/or to secure financing;

●	construction delays or cost overruns, either of which may increase project development costs; and

●	an increase in commodity costs.

If any of the forgoing occurs or exists, we may not achieve our projected returns on the Omagine Project and we could lose some or all of our investment in LLC and in the Omagine Project or in other properties we may then have under development.

We are vulnerable to concentration risks because our operations are presently exclusively in Oman and our future operations are planned to be exclusively in Oman and the MENA Region market. Our real estate activities are presently concentrated exclusively on the Omagine Project to be located in Oman. Because of such geographic and project specific concentration, our operations are more vulnerable to Oman and MENA Region economic downturns and adverse project-specific events than those of larger, more diversified companies.

The performance of Oman’s economy will greatly affect the values of the properties proposed to be developed by us and consequently our prospects for sales and revenue growth. The Oman economy is heavily influenced by the prices of crude oil and natural gas which are Oman’s main export products and sources of revenue. Fluctuations in the international price of crude oil directly affect Oman’s revenue and budget considerations. The price of crude oil has fallen dramatically during the last quarter of 2014 and a decrease in government supported projects and employment because of budget cuts or otherwise, could adversely affect the economy in Oman.

Our results of operations and financial condition will be greatly affected by the performance of the real estate industry.

Our real estate activities are, and will continue to be, subject to numerous factors beyond our control, including local real estate market conditions in Oman and in areas where our potential customers reside, substantial existing and potential competition, general economic conditions in Oman, the MENA Region and internationally, decreases in the price of crude oil exports by Oman, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

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

The real estate business is highly competitive. We compete with a large number of companies and individuals, and most of them have significantly greater financial, managerial and other resources than we have. Our competitors include local developers who are committed primarily to the Oman market and also international developers who acquire properties throughout the MENA Region. Because we are a company with a limited history, our operations are subject to numerous risks similar to those of a start-up company. We cannot assure that we will have the necessary resources to be competitive.

Our operations are subject to political risks.

The recent and ongoing civil and political unrest in the MENA Region, the U.S. and NATO military interventions in Iraq, Afghanistan and Libya, the terrorist attacks in the U.S., Europe and the MENA Region, and the potential for additional future terrorist acts and civil and/or political unrest have created economic, political and social uncertainties that could materially and adversely affect our business. Further acts of civil and/or political unrest or terrorism could be directed against the U,S. or Oman either domestically or abroad. These acts of terrorism or civil unrest could be directed against properties and personnel of American companies that work abroad, particularly companies such as ours that operate in the MENA Region. Recent and ongoing anti-corruption trials in Oman involving alleged bribery involved in contract administration and awards (mainly in the oil sector) involving dozens of government officials and private individuals, including two senior executives of CCC-Oman, have been ongoing in Muscat’s Courts. Results of these trials are now regularly reported in the local newspapers and to date, the trials have returned verdicts against several high-profile government officials and business people, including a senior CCC-Oman executive. Omagine is not involved in any way and we do not foresee any impact on our business or that of LLC as a result of the ongoing anti-corruption campaign or as a result of any present or future outcome therefrom and we have not experienced any negative effects to date. Civil and/or political unrest, terrorism, war, political considerations, and/or military developments may materially and adversely affect our business and profitability and the prices of our Common Stock in ways that we cannot predict at this time.

Our operations are subject to natural risks.

Our performance may be adversely affected by weather conditions that delay development or damage property.

Risk Factors Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell your Common Shares at or above your purchase price.

There has been and continues to be a limited public market for our Common Stock. Although our Common Stock trades on the OTCQB, an active trading market for our Common Shares has not developed and may never develop or be sustained. If you purchase Common Shares you may not be able to resell them at or above the price you paid. The market price of our Common Shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	the exercise of Warrants;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other real estate companies, particularly those that sell products similar to ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic investors or partnerships, joint ventures or capital commitments;

●	delays to LLC’s ongoing operations by Government authorities; or

●	departure of key personnel.

Much of our issued and outstanding Common Stock is currently restricted. As restrictions on resale end, the market price of our Common Shares could drop significantly if the holders of restricted Common Shares sell them or are perceived by the market as intending to sell them. This could cause the market price of our Common Shares to drop significantly, even if our business is doing well.

Our Common Shares have a limited public trading market.

While our Common Stock currently trades on the OTCQB, the market for our Common Shares is limited and sporadic. We cannot assure that such market will improve in the future, even if our Common Stock is ever listed on a national stock exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market for our Common Stock does develop, the price may be highly volatile. The factors which we have discussed in this document, including the history of delays in getting the DA signed, may have a significant impact on the market price of our Common Shares. The relatively low price of our Common Shares may keep many brokerage firms from engaging in transactions in our Common Stock.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results may have a negative effect on the market price of our Common Shares.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we will need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible into or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional shares of capital stock for any of these reasons or pursuant to the exercise of Warrants may dilute the ownership of our current shareholders.

Our management collectively beneficially owns approximately 31.4% of our Common Stock and this concentration of ownership may have the effect of preventing a change in control.

Assuming their ownership of the Common Shares underlying unexercised Stock Options and Strategic Warrants, our officers and directors collectively beneficially own approximately thirty one and four-tenths percent (31.4%) of our Common Shares (See: “Security Ownership of Certain Beneficial Owners and Management”). As a result, if our officers and directors act in concert, they will have the ability by virtue of their voting power to exercise substantial influence over our business with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of Common Share ownership may have the effect of discouraging, delaying or preventing a change in control of Omagine.

Our ability to issue preferred stock may adversely affect the rights of holders of our Common Stock and may make takeovers more difficult, possibly preventing you from obtaining the optimal Common Share price.

Our Certificate of Incorporation authorizes the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Shares. The issuance of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Omagine.

Our Common Stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for you to sell our Common Shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The regulations applicable to penny stocks may severely affect the market liquidity for the Common Shares owned by you and could limit your ability to sell such Common Shares in the secondary market.

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

Other than the distribution of the rights and warrants in our 2012 rights offering and warrant distribution, we have not paid dividends in the past and do not expect to pay dividends in the future unless and until dividends are paid to Omagine by LLC. Any return on your investment may therefore be limited to the value of our Common Shares.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Up until this time Omagine has utilized all cash reserves for the operation of its business and Omagine plans to continue this policy for the foreseeable future. Any future payment of dividends on our Common Stock will depend on the payment of dividends to Omagine by LLC and, as the Board of Directors may consider relevant, our earnings, financial condition and other business and economic factors at such time. If we do not pay cash dividends, our Common Stock may be less valuable because a return on your investment will only occur if the price of our Common Shares appreciates above the price you paid for it.

There are substantial risks associated with the 2014 SEDA with YA which could contribute to the decline of the price of our Common Shares and have a dilutive impact on our existing stockholders.

In order to obtain needed capital, we entered into the 2014 SEDA with YA. The sale of our Common Shares pursuant to the 2014 SEDA will have a dilutive impact on our stockholders. We believe YA intends to promptly re-sell the Common Shares that we sell to it under the 2014 SEDA. Such re-sales could cause the market price of our Common Shares to decline significantly. Any subsequent sales by us to YA under the 2014 SEDA may, to the extent of any such decline, require us to issue a greater number of Common Shares to YA in exchange for each dollar of such subsequent sale.  Under these circumstances our existing stockholders would experience greater dilution (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations”). The sale of Common Shares under the 2014 SEDA could encourage short sales by third parties which could contribute to the further decline of the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its corporate office at The Empire State Building, Suite 4815-17, 350 Fifth Avenue, New York, NY 10118. The premises are leased by the Company under a lease expiring December 31, 2015. Omagine LLC leases office space in Muscat, Oman under a lease expiring December 31, 2015. We intend to increase the size of our New York corporate offices in the near future. We believe we will be able to renew our lease or obtain alternative space or additional space as necessary under acceptable terms.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Common Stock is quoted and traded on the OTCQB under the symbol ”OMAG”. The following table sets forth the range of high and low information for the Common Stock as reported by the OTCQB during the quarterly periods indicated. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
3/30/2013	$2.03	$1.25
6/29/2013	$1.94	$1.07
9/28/2013	$1.55	$0.68
12/31/2013	$1.25	$0.73

3/31/2014	$1.80	$1.75
6/30/2014	$1.95	$1.77
9/30/2014	$1.64	$1.34
12/31/2014	$2.55	$2.52

At April 6, 2015, Omagine, Inc. had 17,125,883 shares of its Common Stock issued and outstanding, and there were approximately 1,074 holders of such Common Stock.

Dividends and Dividend Policy

The holders of our Common Stock share proportionately, on a per Common Share basis, in all dividends and other distributions declared by our Board of Directors. Other than a 2012 non-cash dividend distribution of rights and warrants to our shareholders, we have not declared any dividends on our Common Stock since inception and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any future decisions as to payment of cash or non-cash dividends or distributions on our Common Stock will be at the discretion of the Board of Directors and will depend upon our earnings and financial position at such time and on such other factors as the Board of Directors may then deem relevant.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Omagine Inc. Stock Option Plan (the “2003 Plan”). The Company has registered for resale the 2.5 million shares of its Common Stock reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At December 31, 2014, there were 2,285,000 unexpired options (“Stock Options”) issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date.

The following table summarizes information as of the close of business on December 31, 2014 with respect to unexpired and unexercised Stock Options issued under the 2003 Plan.

Equity Compensation 2003 Plan Information

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

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. The 2014 Plan is explained further below in Part III, Item 11 of this report under the heading “Equity Compensation Plan Information” and in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2014. As of the date hereof, 990,000 Stock Options have been issued under the 2014 Plan.

Equity Compensation 2014 Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2014 Plan)	0	$-	0

Equity compensation plans not approved by shareholders	990,000	-0-	-0-

Total	990,000	$2.52	-0-

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

Recent sales of unregistered securities

In connection with the Prior SEDAs and with the issuance by us of the Tempest Warrant and the Common Shares listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

On March 24, 2015, Omagine sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor and an executive of Consolidated Contractors Co. Oman LLC for proceeds of $210,000.

On March 16, 2015, Omagine sold 6,281 restricted Common Shares to an accredited investor for proceeds of $10,000.

On February 23, 2015, Omagine paid a consultant for services rendered by issuing such consultant 5,000 restricted Common Shares valued at $9,545.

On January 5, 2015, Omagine contributed an aggregate of 36,483 restricted Common Shares valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On November 20, 2014, Omagine sold an aggregate of 400,000 restricted Common Shares to two non-U.S. persons who are accredited investors (150,000 shares to one investor and 250,000 shares to the other investor) for aggregate proceeds $800,000.

On November 21, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 400,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 20,000 restricted Common Shares valued at $40,000.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2014.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6. Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the Company's business activities during fiscal years 2014 and 2013.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during the Omagine Project’s planned multiple sales releases beginning in early 2016 will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2014 audited financial statements contained in this report, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have entered into the 2014 SEDA and have recently raised additional capital via private placements of restricted Common Shares, we estimate that, absent our obtaining any additional working capital, we can continue as a going concern for approximately between eleven and fifteen months from the date of this report. On October 2, 2014, 250,000 Tempest Warrants were exercised for proceeds to Omagine of $327,500. In November 2014, Omagine sold an aggregate of 422,321 restricted Common Shares to investors for aggregate proceeds to Omagine of $845,000. In March 2015, Omagine sold an aggregate of 206,281 restricted Common Shares to investors for aggregate proceeds to Omagine of $220,000.

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

Rights Offering and Warrant Distribution

In 2012 Omagine conducted a Rights Offering and Warrant Distribution pursuant to which Omagine (i) sold 1,014,032 Common Shares for aggregate proceeds of $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt, and (ii) distributed 6,422,124 Strategic Warrants at no charge to its shareholders. (See: “Results of Operations – Fiscal Year ended December 31, 2014 vs. Fiscal Year ended December 31, 2013 - Liquidity and Capital Resources – Rights Offering and Warrant Distribution” below).

Critical Accounting Policies

Our financial statements attached hereto for the fiscal years 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The fiscal year 2014 financial statements have been audited by Omagine's independent certified public accountants. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

●	Revenue Recognition. The method of revenue recognition at LLC will be determined by management when and if it becomes likely that LLC will begin generating revenue.

●	Valuation Allowance for Deferred U.S. Tax Assets. The carrying value of deferred U.S. tax assets assumes that Omagine will not be able to generate sufficient future taxable income to realize such deferred tax assets, based on management's prior estimates and assumptions. Now that the DA has been signed, management will re-evaluate such estimates and assumptions.

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

Results of Operations :

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

The Company did not generate any revenue or incur any cost of sales for the years ended December 31, 2014 and 2013. The Company is relying on Omagine LLC's operations for the Company's future revenue generation. Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by Omagine LLC and the Government on October 2, 2014, may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $6,724,540 during the year ended December 31, 2014 compared to $2,630,555 during the year ended December 31, 2013. This $4,093,985 (156%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors’ compensation, including stock based compensation ($2,251,163), consulting fees including stock based compensation ($1,412,318), stock-based commitment fees ($150,000), travel ($136,296), other selling, general and administrative costs ($69,985), professional fees, including stock based compensation ($61,298), and occupancy costs ($12,485).

The Company sustained a net loss of $6,772,260 for the year ended December 31, 2014 compared to a net loss of $2,640,590 for the year ended December 31, 2013. This $4,131,670 (156%) increase in the Company's net loss for the year ended December 31, 2014 compared to its net loss for the year ended December 31, 2013 was principally attributable to the $4,093,985 increase in SG&A Expenses mentioned above (with 55% of the increase attributable to compensation and stock based compensation) a $24,951 increase in interest expense, $31,031 increase in amortization of debt discount and a $18,297 increase in net loss attributable to minority shareholders of Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $6,772,260 and $2,640,590 in the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company had net positive cash flow of $1,093,596 resulting from the positive cash flow of $2,471,600 from its financing activities being offset by the negative cash flow of $1,374,210 from its operating activities and $3,434 from investing activities. Financing activities during the year ended December 31, 2014 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $1,797,100, proceeds from the exercise of Common Stock Purchase Warrants of $663,500 and proceeds from the issuance of a new note payable to YA Global Master SPV, Ltd. of $461,000, less an aggregate $450,000 repayment of notes payable to YA ($175,000 paid on the original $200,000 note and the first four monthly installments totaling $275,000 paid on the $500,000 note).

The Company had capital expenditures for the year ended December 30, 2014 of $3,434.

At December 31, 2014, the Company had $1,119,459 in current assets, consisting of $1,113,679 of cash and $5,780 of prepaid expenses. The Company's current liabilities at December 31, 2014 totaled $1,640,197 consisting of $370,429 of convertible notes payable and accrued interest, $214,778 of notes payable and accrued interest, $417,068 of accounts payable and accrued expenses and $637,922 in accrued officers’ payroll. At December 31, 2014, the Company had a working capital deficit of $520,738 compared to a working capital deficit of $1,572,905 at December 31, 2013. Fifty-three percent (53%) of the $1,640,197 of current liabilities at December 31, 2014 ($865,331) is due and owing to officers and/or directors.

The $1,052,167 decrease in the Company's working capital deficit at December 31, 2014 compared to December 31, 2013 is attributable to a $4,495 decrease in prepaid items, a $1,093,956 increase in cash, and a $37,294 increase in current liabilities. The Company’s liabilities at December 31, 2014 increased compared to December 31, 2013 due to increases of $52,838 in accounts payable and accrued expenses and other current liabilities, $51,652 increases in notes payable and accrued interest and $22,494 in accrued interest on convertible notes payable offset by decreases of $89,690 in accrued officers payroll.

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

Omagine and JOL invested the 20,000 Omani Rial ($52,000) OMAG Initial Equity Investment into LLC in 2009. A further 130,000 Omani Rial ($338,000) aggregate investment was made into LLC by Omagine and the New Shareholders pursuant to the Shareholder Agreement and LLC is presently capitalized at 150,000 Omani Rials ($390,000). Expenses incurred to date have depleted LLC’s resources and as of the date hereof Omagine has advanced to LLC 110,000 Omani Rials ($286,000) of the OMAG Final Equity Investment in order to maintain LLC’s liquidity.

Omagine will make the 210,000 Omani Rial ($546,000) OMAG Final Investment into LLC on a date between the date hereof and the Financing Agreement Date. The New Shareholders are obligated to make the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment into LLC promptly after the Financing Agreement Date occurs.

The Company is considering several financing methods which would trigger the Financing Agreement Date and thereby also trigger the obligation of the New Shareholders to invest the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment into LLC. Financing structures under consideration to facilitate the execution of the maximum scope of Pre-Design Phase Activities include, but are not limited to, the sale to non-U.S. investors of (i) unsecured mandatory-convertible LLC promissory notes and/or (ii) shares of LLC presently owned by Omagine followed by a loan from Omagine to LLC. The Company does not have any definitive agreements with respect to the aforementioned financing methods and there cannot be any assurance that the Company will be able to obtain any financing. (See: “Business - Financing / Pre-Design Phase Activities / The Financing Agreement Date” above).

The PIK investment by RCA into LLC will be perfected concurrent with the Registration of the Usufruct Agreement at the Ministry of Housing. The valuation of the PIK has been determined by one of two specialist real-estate valuation companies engaged by LLC in accordance with the requirements of the RICS. The capital of LLC will likely be increased further when the non-cash valuation of the PIK is recorded as a capital investment into LLC.

The continuation of LLC’s business to date has to a large extent been financed by Omagine. The DA has been signed and LLC will now have to arrange a significant amount of Construction Financing in order to execute its plan to design and develop the Omagine Project (See: “Business - Financial Advisor”). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

The continuation of Omagine’s operations is dependent upon Omagine’s ability to secure financing for its and LLC’s operations until such time as the Financing Agreement Date occurs and LLC begins paying Omagine the $10 million Success Fee and the approximately $9 million (as of April 2011) of Pre-Development Expenses. (See: “Pre-Development Expenses / Success Fee” above).

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

Subject to the necessary financial resources being available to it, Omagine intends to make a secured loan to LLC in order to finance the Pre-Design Phase Activities and trigger the Financing Agreement Date, thereby also triggering the investment into LLC by the New Shareholders of the 26,628,125 Omani Rials ($69,233,125) New Shareholder Deferred Cash Investment.

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

Rights Offering and Warrant Distribution

Omagine conducted a “Rights Offering and Warrant Distribution” in 2012 for the sole benefit of its shareholders at the time (the “Record Shareholders”) pursuant to which Omagine distributed “Rights” and Strategic Warrants to the Record Shareholders. The Rights, the Strategic Warrants and the Common Shares underlying the Rights and Strategic Warrants were registered in a registration statement filed by Omagine on Form S-1 (Commission File No. 333-179040), which was declared effective by the SEC on February 13, 2012 and in a separate registration statement filed by Omagine on Form S-1 (Commission File No. 333-183852), which was declared effective by the SEC on April 25, 2013 (the “Warrant Registration”).

A total of 1,014,032 Common Shares were subscribed for in the Rights Offering at a subscription price of $1.25 per Common Share. Total proceeds to Omagine from the Rights Offering was $1,267,540 of which $731,639 was paid in cash and $535,901 was paid via the satisfaction of debt owed by Omagine to Record Shareholders exercising such Rights. Of the 1,014,032 Common Shares issued pursuant to the Rights Offering, 585,311 were issued in exchange for $731,639 in cash and 428,721 were issued in satisfaction of $535,901 of debt constituting promissory notes for loans to Omagine and accrued but unpaid salaries and expenses. Of the $535,901 of debt which was satisfied in the Rights Offering, $506,750 represented unpaid salaries, expenses and loans which were due and owing by Omagine to Omagine officers and directors.

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On August 13, 2013, Omagine filed a Post-Effective Amendment on Form S-1 to the Warrant Registration (Commission File No. 333-183852) to update the Warrant Registration to include all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration to be effective as of August 26, 2013 which effective status had expired. Post-Effective Amendments No. 2 and No. 3 to the Warrant Registration were filed with the SEC on January 28, 2015 and February 11, 2015, respectively, in order to further update the Warrant Registration and to re-instate its effective status. The SEC declared the Warrant Registration effective February 13, 2015. All Strategic Warrants expire on December 31, 2015 unless redeemed earlier by Omagine.

Tempest Warrants

As of April 6, 2015 there are 510,000 Tempest Warrants issued and outstanding.

On June 24, 2014, Omagine issued the 1,000,000 Tempest Warrants to an investor, each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the Trading Day immediately preceding the relevant exercise date. On August 15, 2014, such investor transferred 240,000 Tempest Warrants to an affiliate and such affiliate exercised 240,000 Tempest Warrants on August 15, 2014 at $1.40 per share for the purchase of 240,000 restricted Common Shares. On October 2, 2014, such investor transferred an additional 250,000 Tempest Warrants to such affiliate and such affiliate exercised 250,000 Tempest Warrants on October 2, 2014 at $1.31 per share for the purchase of 250,000 restricted Common Shares.

Both the Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. Omagine has no obligation nor present intention to register with the SEC either the Tempest Warrants or the Common Shares underlying the Tempest Warrants.

The Tempest Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock or a dividend, reclassification, reorganization, or spin off. The Tempest Warrants may be exercised in whole or in part but only for whole shares of restricted Common Stock and the Tempest Warrants are not redeemable by Omagine. The Tempest Warrants are exercisable at the option of the Tempest Warrant Holder at any time up until their expiration at 5 p.m. Eastern Time in the United States on June 23, 2016.

Standby Equity Distribution Agreements

Between 2009 and 2011, Omagine had a Stand-By Equity Distribution Agreement with an affiliate of YA (the “2009 SEDA”). Omagine and YA were parties to a second Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was terminated on July 21, 2014. The 2009 SEDA and the 2011 SEDA are collectively referred to herein as the “Prior SEDAs”.

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA.

Since the DA is now signed, any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount in excess of $9 million. (See: “Rights Offering and Warrant Distribution, and Financial Advisor, and Business - The Shareholder Agreement / LLC Capital Structure - Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

Because the market for our Common Stock has historically exhibited low liquidity levels, we may not be able to take full advantage of the 2014 SEDA if such liquidity levels do not improve as a result of the recent DA signing. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 3,000,000 shares available under the 2014 SEDA before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

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

Given the considerable resources we will be required to bring to bear to execute the Omagine Project, we presently expect that we will fully utilize the entire $5 million amount available to us under the 2014 SEDA. Such post-DA use of the 2014 SEDA will of course be guided by the price, liquidity and volatility of our Common Stock as we move forward. We cannot presently predict what other future sources of financing might become available to us to cause us to utilize less than the full $5 million available under the 2014 SEDA and our present assessment is that, we will surely need and will ultimately receive the full $5 million available under the 2014 SEDA. The Prior SEDAs indisputably provided the Company the lifeline needed to achieve the DA signing and the 2014 SEDA will likely provide some of the supplementary working capital the Company will need going forward.

Prior SEDAs

The 2009 SEDA expired in 2011. The 2011 SEDA was due to expire on September 1, 2014 but was terminated on July 21, 2014 by the mutual consent of the parties (See: Exhibit 10.11).

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

The 2014 SEDA

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA. Unless earlier terminated in accordance with its terms, the 2014 SEDA shall automatically expire on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Registration Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC which is an affiliate of YA.

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an “Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Registration Effective Date”), (iii) Omagine certifying to YA at the time of each Advance Notice that Omagine has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for Common Share on such Trading Day.

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.6, 10.7, and 10.10.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary.

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

Capital Expenditures and Construction Financing

The Company incurred $3,434 for capital expenditures in fiscal year 2014. Since the DA is now signed, we expect that (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Construction Financing for the Omagine Project.

We presently expect that such capital expenditures will be largely concentrated at LLC and will largely comprise the purchase by LLC and Omagine of the quantities of office equipment, furniture, vehicles, computer hardware and software and telecommunications equipment which will be necessary to service the expanded staff and offices required at both LLC and Omagine to manage the ramping up of our business operations in Oman and the U.S. now that the DA has been signed.

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, possible private placement sales of LLC Shares and the payments received from LLC with respect to the Success Fee and the Pre-Development Expense Amount, and

ii.

at LLC through a combination of invested capital, Pre-Design Phase Financing, syndicated bank financing, loans from Omagine and the sale or sales of additional LLC equity or debt instruments (See: “Business - The Shareholder Agreement / LLC Capital Structure” and “Financing/Pre-Design Phase Activities / The Financing Agreement Date”).

No assurance can be given that such financing will be available to the Company at either Omagine or LLC.

We presently expect that LLC's Construction Financing requirements will be financed via Syndicated Financing Agreements with several regional and international banks as arranged by LLC and its Financial Adviser. LLC’s requirement for Construction Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers. . (See: “Business - Financial Advisor” and “Market Conditions” and “Sales & Marketing”).

Off-Balance Sheet Arrangements

We have not entered into and have no present intention of entering into any off-balance sheet financing arrangements. We have not formed and have no present intention of forming any special purpose entities.

Impact of Inflation

The level of inflation in the U.S. has been relatively low during the last several fiscal years and has not had a significant impact on Omagine. Although inflation in Oman has also been relatively low during the last several fiscal years, the Oman economy has recently been experiencing volatility in its inflation rate (including in the prices of construction materials and labor) which volatility may have an impact on LLC's proposed future operations in Oman.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2014 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation did not identify the occurrence during the fourth fiscal quarter of 2014 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth fiscal quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. The directors and executive officers of the Company as of the date hereof are as follows:

Name	Age	Position
Frank J. Drohan	70	Chairman of the Board of Directors, President, Chief Executive & Financial Officer
Charles P. Kuczynski	61	Vice-President, Secretary and Director
William Hanley	73	Controller & Principal Accounting Officer
Louis J. Lombardo	71	Director

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

Kevin O'C. Green is an attorney and had served as an Independent Director of the Registrant from 2001 until January 2012. Due to the demands of his law practice and other business commitments, Mr. Green resigned as a director of Omagine, Inc. effective January 31, 2012. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices. Salvatore J. Bucchere, an accountant and businessman, had served as an Independent Director of the Registrant from 2001 until his sudden and unexpected death on April 9, 2012. The Board of Directors has undertaken a search to identify two persons who are qualified and willing to serve as Independent Directors to fill the vacancies resulting from Mr. Green’s resignation and Mr. Bucchere’s untimely passing. At December 31, 2014, the three member Board of Directors of Omagine, Inc. consisted of two employee directors: Frank J. Drohan and Charles P. Kuczynski and one Independent Director: Louis J. Lombardo.

Board Committees

The Company has an audit committee, a compensation committee, a nominating committee and a stock option committee each designated by the Board of Directors.

At December 31, 2014, the sole member of the Audit Committee was Mr. Drohan and the audit committee did not have an audit committee financial expert as a member as of December 31, 2014. At January 1, 2012 the members of the Audit Committee were Mr. Bucchere, Mr. Green (both of whom were Independent Directors) and Mr. Drohan. Until his unexpected death on April 9, 2012, Mr. Bucchere was the Chairman of the Audit Committee and was an audit committee financial expert.

At December 31, 2014, the sole member of the compensation committee and of the nominating committee was Mr. Lombardo who is an Independent Director. At January 1, 2012, the three Independent Directors, Mr. Lombardo, Mr. Bucchere and Mr. Green comprised the entire membership of the compensation committee and of the nominating committee.

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

The Board of Directors expects to fill the two board vacancies for Independent Directors now that the Development Agreement for the Omagine Project is signed with the Government of Oman and has intensified its efforts to do so. The Board intends that one such vacancy will be filled with a person who will chair the audit committee and will be an audit committee financial expert. Upon the appointment or election of such two new Independent Directors, they will also both be appointed to the compensation committee and to the nominating committee.

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

Code of Ethics

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct (”Code”). The Code applies to all directors, officers and employees of the Company. The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is attached hereto as Exhibit 14 and is available on the Company's website, www.omagine.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below, and based solely on a review of the reports furnished to us or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2014 (or earlier as the case may be), our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), other than as disclosed below.

William Hanley, our Controller filed three late Form 4s, one late Form 4 reporting one transaction which occurred in 2013, another late Form 4 reporting one late transaction in 2013 and one late transaction in 2014 and a third late Form 4 filed in 2015 reported a late 2014 transaction (and one 2015 transaction which was timely reported). In 2013 Mr. Hanley filed a Form 5 reporting three late transactions all of which occurred in 2012.

Louis J. Lombardo our independent director filed a late Form 4 reporting two transactions in 2014, another late form 4 reporting one transaction in 2013 and a third late Form 4 in 2015 reported a late 2014 transaction (and one 2015 transaction which was timely filed). In 2013 Mr. Lombardo filed a Form 5 reporting two late transactions both of which occurred in 2012.

Charles P. Kuczynski our Vice President and Secretary filed a late Form 4 reporting two transactions in 2014 and one transaction in 2013 and another Form 4 filed in 2015 reporting one late 2014 transaction (and one 2015 transaction that was time reported). Mr. Kuczynski filed a Form 5 in 2013 reporting four late transactions, one 2013 transaction and three 2012 transactions.

Frank J. Drohan our President and CEO filed a late Form 4 reporting two 2014 transactions and another late Form 4 field in 2015 reporting one late 2014 transaction (and one 2015 transaction which was timely reported) Mr. Drohan filed a late Form 4 in 2013 reporting one transaction and filed Form 5 in 2013 reporting four late 2012 transactions,

Item 11. Executive Compensation.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards (4)	All Other Comp.	Total
		($)	($)	($)	($)	($)	($)

Frank J. Drohan,	2014	$125,000	$0	$33,443	$2,110,595	$0	$2,269,038
Chief Executive	2013	$125,000	$0	$33,889	$566,727	$0	$725,616
and Financial Officer	2012	$125,000	$0	$34,388	$691,874	$0	$851,262

Charles P. Kuczynski,	2014	$100,000	$0	$34,781	$580,277	$0	$715,058
Vice-President	2013	$100,000	$0	$35,301	$194,805	$0	$330,186
and Secretary	2012	$100,000	$0	$35,882	$236,847	$0	$372,729

William Hanley,	2014	$80,000	$0	$8,026	$196,137	$0	$284,163
Controller and	2013	$80,000	$0	$7,060	$42,508	$0	$129,568
Principal Accounting Officer	2012	$80,000	$0	$5,980	$51,183	$0	$137,163

Sam Hamdan,	2014	$0	$0	$0	$1,774,445	$0	$1,774,445
Deputy Managing	2013	$0	$0	$0	$644,479	$0	$644,479
Director, Omagine LLC (5)	2012	$0	$0	$0	$18,768	$0	$18,768

1.

Amounts included under Column (e) represent contributions of the Registrant’s Common Stock made in the year indicated to the 401(k) Plan account of the Named Executive Officer, valued at the closing market price of the Common Stock on the dates of such contributions.

2.	Amounts included under Column (f) represent the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718 and not an amount paid to or realized by the Named Executive Officers. There can be no assurance that the amounts determined by ASC 718 will ever be realized. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013, in December 2013 the Company again extended the expiration date of such January 2012 Options to December 31, 2014 and in December 2014 the Company extended the expiration date of such January 2012 Options for a third time to December 31, 2015. Assumptions used in the calculation of the amounts specified in Column (f) are included in Note 1- STOCK-BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2014. (Also see: “Equity Compensation Plan Information” in this Item 11 below).

3.	In addition to the 750,000 January 2012 Stock Options exercisable at $1.70 per share awarded to Mr. Hamdan in 2012 and 250,000 Stock Options exercisable at $2.55 awarded to him in 2014, Mr. Hamdan also holds 160,000 Stock Options exercisable at $1.25 per share which were awarded to him in March 2007.

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

Name	2014	2013	2012	2011
Frank J. Drohan (1)	$0	$0	$155,921	$125,000
Charles P. Kuczynski (2)	$0	$0	$11,591	$62,500
William Hanley (3)	$0	$0	$31,250	$0

1.	During the year ended December 31, 2012, $155,921 of unpaid salary owed to Mr. Drohan and $247,492 of principal and interest owed by Omagine to Mr. Drohan pursuant to a promissory note was offset and utilized by him for the exercise of 322,730 Rights to purchase 322,730 Common Shares at $1.25 per Common Share. During the year ended December 31, 2011, $125,000 of unpaid salary owed to Mr. Drohan was offset and utilized by him for the exercise of 100,000 Stock Options at $1.25 per Common Share. At December 31, 2014, 2013, 2012 and 2011, unpaid salary payable due to Mr. Drohan was $310,464; $398,154; $273,154; and $281,250 respectively.

2.	During the year ended December 31, 2012, $11,591 of unpaid salary owed to Mr. Kuczynski and $51,497 of principal and interest owed by Omagine to Mr. Kuczynski pursuant to a promissory note was offset and utilized by him for the exercise of 50,470 Rights to purchase 50,470 Common Shares at $1.25 per Common Share. During the year ended December 31, 2011, $62,500 of unpaid salary owed to Mr. Kuczynski was offset and utilized by him for the exercise of 50,000 Stock Options at $1.25 per Common Share. At December 31, 2014, 2013, 2012 and 2011, unpaid salary payable due to Mr. Kuczynski was $171,575; $163,575; $145,658; and $139,249 respectively.

3.	During the year ended December 31, 2012, $31,250 of unpaid salary owed to Mr. Hanley was offset and utilized by him for the exercise of 25,000 Rights to purchase 25,000 Common Shares at $1.25 per Common Share. During the year ended December 31, 2010, $100,000 of unpaid salary owed to Mr. Hanley was offset and utilized by him for the purchase of 82,305 Common Shares at $1.215 per Common Share. At December 31, 2014, 2013, 2012, 2011 and 2010, unpaid accrued officer’s compensation due to Mr. Hanley was $155,883; $165,883; $102,550; $108,800; and $43,799 respectively.

Director Compensation

Independent Directors are compensated by the Company for their services as directors of the Company. Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

The following table sets forth information relating to the aggregate compensation received by the then current Independent Directors of the Registrant for services in all capacities during the Registrant's fiscal year ended December 31, 2014.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2) ($)	All Other Compensation ($)	Total ($)
Estate of Salvatore Bucchere (3)	$0	$0	$16,606	$0	$16,606
Kevin Green (3)	$0	$0	$0	$0	$0
Louis Lombardo	$1,250	$0	$143,885	$0	$145,135

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized by the named director. Assumptions used in the calculation of the amounts specified in Column (d) are included in Note 1 – STOCK BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company’s audited financial statements for the fiscal year ended December 31, 2014.

(2)	All Strategic Options presently expire on December 31, 2015. As of December 31, 2014, (a) Mr. Lombardo had 75,000 fully vested Strategic Options, the estate of Mr. Bucchere had 50,000 fully vested Strategic Options and Mr. Green had no Strategic Options. In addition as of December 31, 2014, Mr. Lombardo held Stock Options that are not Strategic Options as follows: (i) 2,000 fully vested Stock Options exercisable at $0. 85 per Common Share, (ii) 2,000 fully vested Stock Options exercisable at $1.38 per Common Share, and (iii) 2,000 fully vested Stock Options exercisable at $1.70 per Common Share; and Mr. Green held Stock Options that are not Strategic Options as follows: (i) 2,000 fully vested Stock Options exercisable at $0.85 per Common Share and (ii) 2,000 fully vested Stock Options exercisable at $0.51 per Common Share (See: “Equity Compensation Plan Information” - “Stock Options Granted to Independent Directors” below).

(3)	Mr. Green resigned in January 2012 and Mr. Bucchere died in April 2012.

Independent Directors are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2014

Compensation Item	Amount

Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options (1)(2)

(1)	On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vesting 2,000 on the date of grant and 2,000 on the first business day of January in each of the two years next following the date of grant.

(2)	For Independent Directors that have served on the Board for at least three years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of January in each fiscal year next following such three year period, at the closing price on the date of such grant, and vesting immediately upon grant.

Compensation discussion and analysis

Now that the DA has been signed by LLC and the Government, the Company plans to institute as soon as practicable a formal plan for performance based compensation for all its executives and senior staff, including the Company Executives. This intended compensation plan will be designed to align executive compensation with the achievement by the Company of its long-term goals and objectives. Given Omagine’s cash restraints, the Company has attempted both prior to the October 2014 signing of the DA and in December 2014 to strategically incentivize the Company Executives on an ad hoc basis.

Beginning in 2007 and continuing to date, Omagine has frequently suspended and accrued salary payments due to the Company Executives who are officers of Omagine. By way of example, from 2011 through 2014, Omagine failed to pay in accordance with its normal payroll procedures a total of $310,464 of salary due to its president and chief executive officer; a total of $171,575 of salary due to its vice-president and secretary; and a total of $155,883 of salary due to its controller and principal accounting officer. Consistent with Omagine’s practice in periods prior to 2011, such unpaid salaries were accrued on Omagine’s books as salaries payable and portions thereof were sometimes paid at later dates, as and when Omagine’s financial circumstances permitted. Significantly, and in a further demonstration of their support of Omagine, the Company Executives who are officers of Omagine also, from time to time, exchanged portions of the accrued but unpaid salary due them for restricted Common Shares. None of such Common Share purchases by the Company Executives were executed at preferential prices. In this regard:

•	In August 2011, Omagine’s president exchanged $125,000 of accrued unpaid salary due to him from Omagine in order to exercise 100,000 Stock Options at $1.25 per Common Share and in March 2012 he exchanged an aggregate of $403,413 due to him from Omagine consisting of (a) accrued unpaid salary, and (b) principal and accrued interest due under an Omagine promissory note in order to exercise 322,730 Rights in the Rights Offering to purchase 322,730 Common Shares at $1.25 per Common Share, and

•	In August 2011, Omagine’s vice-president exchanged $62,500 of accrued unpaid salary due to him from Omagine in order to exercise 50,000 Stock Options at $1.25 per Common Share and in March 2012 he exchanged an aggregate of $63,088 due to him from Omagine consisting of (a) accrued unpaid salary, and (b) principal and accrued interest due under an Omagine promissory note in order to exercise 50,470 Rights in the Rights Offering to purchase 50,470 Common Shares at $1.25 per Common Share, and

•	In July 2010, Omagine’s controller exchanged $100,000 of accrued unpaid salary due to him from Omagine in order to purchase 82,305 Common Shares at $1.215 per Common Share and in March 2012 he exchanged $31,250 of accrued unpaid salary due to him from Omagine in order to exercise 25,000 Rights in the Rights Offering to purchase 25,000 Common Shares at $1.25 per Common Share.

•	An Omagine Independent Director has made loans to Omagine in the aggregate amount of $150,000 which are memorialized by Omagine convertible promissory notes.

In an effort to retain the services of the Company Executives (and other Company consultants) which Omagine deems critical to its ongoing operations, in January 2012 Omagine issued Strategic Options to the Company Executives and to other Company consultants (See: “Equity Compensation Plan Information” and “Employment Agreements and Consulting Agreement” below). In December 2014 Omagine issued additional Strategic Options to the Company Executives and extended (for the third time) the expiration date of the Strategic Options previously issued to them. (See: “Equity Compensation Plan Information – The Strategic Options” below).

The Company Executives recognize the extraordinary advance made in the Company’s prospects as a result of the October 2, 2014 signing of the DA by LLC and the Government. Although the Government has ratified the DA but still must sign and register the UA, the DA obligates the Government to take these actions and LLC’s development and implementation of the Omagine Project has now begun. While they recognized and accepted the extraordinary personal and professional risks, both financial and otherwise, that they undertook for many years in order to pursue this Company goal of signing the DA, the Company Executives were nevertheless greatly shocked by the excessive length of the Government’s decision making process and the attendant additional risks necessarily incurred by them as a result of the Government delays.

In view of the inordinate past delays by the Government and the extraordinary efforts, risks and sacrifices undertaken on behalf of the Company by the Company Executives, the Board of Directors determined in 2012 that if, and only if, the DA was signed by LLC and the Government, Omagine would then award a one-time cash bonus (a “DA Success Bonus”) to each of the Company Executives in compensation for the aforesaid efforts, risks and sacrifices so undertaken by them which resulted in the realization of the Company’s primary and long delayed strategic objective of LLC and the Government signing the DA. As of the date hereof the DA has only recently been signed and the amount of each such DA Success Bonus has not yet been determined by the Board of Directors but each such amount is expected to be substantial and commensurate with (a) the value added to the Company as a result of the contribution made by each such Company Executive to the Company’s success in achieving its primary strategic objective of getting the DA signed by LLC and the Government, and (b) the efforts expended by each such Company Executive in attaining that objective.

The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors will now take up the matter of determining the amount of each Company Executive’s individual DA Success Bonus. In determining its compensation policies and decisions subsequent hereto, Omagine shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act. The Company does not presently have written employment agreements with any of its executive officers (See: “Employment Agreements and Consulting Agreement” below).

Equity Compensation Plan Information

The 2003 Plan and the 2014 Plan

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine Inc. Stock Option Plan (the ”2003 Plan”). The 2003 Plan expired on August 31, 2013. (See: Exhibit 10.19).

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”). Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan (See: Exhibit 10.20).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of Omagine and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in Omagine through the issuance of stock options (“Stock Options”) to purchase Common Shares.

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8 (the “S-8 Registration”) and on September 12, 2012, Omagine filed a post-effective amendment to the S-8 Registration.

At December 31, 2014, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date. At December 31, 2014, there were 990,000 unexpired Stock Options issued but unexercised under the 2014 Plan of which 950,000 are Strategic Options. As of December 31, 2014a total of 3,275,000 Stock Options are issued and outstanding of which 2,915,000 are Strategic Options.

The Strategic Options

On January 2, 2012, pursuant to the 2003 Plan and a resolution of the Board of Directors, thirteen individuals who were either employees, directors or consultants to Omagine at such time and whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then primary strategic goal of signing the DA with the Government of Oman were granted an aggregate of 1,994,000 Strategic Options each of which is exercisable at $1.70 per Common Share.

On January 31, 2012, an Independent Director resigned and the 50,000 Strategic Options previously granted to him were cancelled in accordance with their terms. On April 13, 2012 pursuant to a resolution of the Board of Directors, an aggregate of 21,000 additional Strategic Options (intended to be granted on January 2, 2012 but not available under the 2003 Plan at such time), each of which is exercisable at $1.70 per Common Share, were granted to two individuals.

To maintain the incentive for the retention and sustained service to the Company of its mission-critical employees and consultants in the face of the then continued Government delays, the Board of Directors authorized the First Extension of the expiration date of all Strategic Options to December 31, 2013, the Second Extension of such expiration date to December 31, 2014 and subsequently, on December 29, 2014, the Third Extension of such expiration date to December 31, 2015.

Also on December 29, 2014, pursuant to the 2014 Plan and a resolution of the Board of Directors, six of the aforementioned thirteen individuals were granted an aggregate of 950,000 additional Strategic Options each of which is exercisable at $2.55 per Common Share.

1,965,000 Strategic Options are exercisable at $1.70 per Common Share and 950,000 Strategic Options are exercisable at $2.55 per Common Share (such exercise prices are collectively referred to herein as the “Exercise Price”). Of the 2,915,000 Strategic Options issued and outstanding as of the date hereof, an aggregate of 2,685,000 have been granted to Omagine and LLC officers and 127,000 have been granted to Omagine independent directors.

All Strategic Options are fully vested, provide for a cashless exercise feature, expire on December 31, 2015 and (except with respect to Strategic Options held by the estate of a deceased former director) require the holder thereof to be an employee of or a consultant to the Company at the time of exercise.

Strategic Options may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2015 by either: (1) paying the Exercise Price in cash to Omagine, or (2) electing to pay the Exercise Price via the cashless exercise feature of the Strategic Options, as follows:

1)	Strategic Options may be exercised in whole or in part by the holder thereof by delivery of a written notice to Omagine (the “Exercise Notice”), of such holder’s election to exercise such Strategic Options, which Exercise Notice shall: or

	a.	specify the number of Common Shares (“Option Shares”) to be purchased,

	b.	be accompanied by payment to Omagine of an amount equal to $1.70 or $2.55 (as the case may be) multiplied by the number of Option Shares for which the Strategic Options are being exercised (the “Aggregate Option Exercise Price”) in cash or wire transfer of immediately available funds, and

	c.	include the surrender of the relevant certificate representing such Strategic Options (or an indemnification undertaking with respect to such Strategic Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to Omagine as soon as practicable following the date of such Exercise Notice, but in no event later than December 31, 2015 (“Cash Basis”),

2)	by delivering an Exercise Notice and in lieu of making payment of the Aggregate Option Exercise Price in cash or wire transfer, elect instead to receive upon such exercise the “Net Number” of Common Shares determined according to the following formula (the “Cashless Exercise”):

Net Number = (A x B) – (A x C)

B

For purposes of the foregoing formula:

A =	the total number of Option Shares with respect to which the relevant Strategic Options are then being exercised.
B =	the closing bid price of a Common Share on the date of exercise of the relevant Strategic Options.
C =	the exercise price of one dollar and seventy cents ($1.70) in United States currency.

Stock Options Other Than Strategic Options

On April 13, 2012 pursuant to the 2003 Plan, an Omagine independent director was granted 2,000 Stock Options exercisable at $1.70 per Common Share and expiring on April 18, 2017.

On January 15, 2013 pursuant to the 2003 Plan, an Omagine independent director was granted 2,000 Stock Options exercisable at $1.38 per Common Share and expiring on January 14, 2018.

On April 8, 2013, the estate of a former Omagine director exercised 4,000 Stock Options; 2,000 at $0.51 per Common Share and 2,000 at $0.85 per Common Share.

On March 28, 2014 pursuant to the 2014 Plan, four persons were granted an aggregate of 40,000 Stock Options exercisable at $1.80 per Common Share and expiring on March 27, 2019. One such person is an Omagine independent director and one is an Omagine officer.

Outstanding Equity Awards at Fiscal Year-End.

The following table shows the number of Common Shares covered by exercisable and un-exercisable Stock Options issued pursuant to the 2003 Plan and held by the Named Executive Officers on December 31, 2014. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

(a)	(b)	(c)	(d)	(e)
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date
Frank Drohan (1)	750,000	0	$1.70	December 31, 2015
	100,000	0	$2.60	September 22, 2018
Charles Kuczynski (2)	250,000	0	$1.70	December 31, 2015
	50,000	0	$2.60	September 22, 2018
William Hanley (3)	60,000	0	$1.70	December 31, 2015
Sam Hamdan (4)	750,000	0	$1.70	December 31, 2015
	160,000	0	$1.25	March 30, 2017

(1)	In September 2008, 100,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine's President & Chief Executive Officer. In January and April of 2012, an aggregate of 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's President & Chief Executive Officer.

(2)	In September 2008, 50,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine's Vice-President & Secretary. In January 2012, 250,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's Vice-President & Secretary.

(3)	In January 2012, 60,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's Controller & Principal Accounting Officer.

(4)	In March 2007, 160,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $1.25 per Common Share, were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC. In January 2012, 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to the Deputy Managing Director of LLC.

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to the Named Executive Officers under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2014.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	100,000	$2.60	9/23/2008	9/22/2018
Frank Drohan	739,000	$1.70	1/2/2012	12/31/2015
Frank Drohan	11,000	$1.70	4/13/2012	12/31/2015
Frank Drohan	500,000	$2.55	12/30/2014	12/31/2015

Charles Kuczynski	50,000	$2.60	9/23/2008	9/22/2018
Charles Kuczynski	250,000	$1.70	1/2/2012	12/31/2015
Charles Kuczynski	75,000	$2.55	12/30/2014	12/31/2015

William Hanley	60,000	$1.70	1/2/2012	12/31/2015
William Hanley	10,000	$1.80	3/28/2014	3/27/2019
William Hanley	50,000	$2.55	12/30/2014	12/31/2015

Sam Hamdan	160,000	$1.25	3/19/2007	3/31/2017
Sam Hamdan	750,000	$1.70	1/2/2012	12/31/2015
Sam Hamdan	250,000	$2.55	12/30/2014	12/31/2015

Stock Options Granted to Independent Directors

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to Independent Directors of Omagine under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2014.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Louis Lombardo	2,000	$0.85	5/17/2011	5/16/2016
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/2015
Louis Lombardo	2,000	$1.70	4/13/2012	4/12/2017
Louis Lombardo	2,000	$1.38	1/15/2013	1/14/2018
Louis Lombardo	10,000	$1.80	3/28/2014	3/27/2019
Louis Lombardo	25,000	$2.55	12/30/2014	12/31/2015

Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31/2015

Kevin Green	2,000	$0.51	7/1/2010	6/30/2015
Kevin Green	2,000	$0.85	5/17/2011	5/16/2016

On December 29, 2014, 25,000 Strategic Options, vesting upon grant, expiring on December 31, 2015 and exercisable at $2.55 per Common Share were granted to Louis Lombardo.

On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest ratably over the three year period subsequent to such date of appointment provided such Independent Director continues to hold office on the date of such vesting. Independent Directors who have served on the Board of Directors for at least three years may be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) on the first business day of each fiscal year subsequent to such three years of service (or on such other day subsequent thereto as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and such options shall vest immediately upon grant.

Mr. Lombardo presently holds 91,000 fully vested Stock Options (2,000 exercisable at $0.85 expiring on May 16, 2016; 2,000 exercisable at $1.70 expiring on April 12, 2017; 2,000 exercisable at $1.38 expiring on January 14, 2018; 10,000 exercisable at $1.80 expiring on March 27, 2019; 50,000 Strategic Options exercisable at $1.70 expiring on December 31, 2015 and 25,000 Strategic Options exercisable at $2.55 expiring on December 31, 2015). Mr. Lombardo’s 75,000 Strategic Options require him to be an Independent Director of Omagine at the time of the exercise of any Strategic Options.

Mr. Bucchere was an Independent Director at the time of his death on April 9, 2012. Pursuant to the 2003 Plan, all Stock Options then held by Mr. Bucchere immediately vested and were assigned an expiration date of April 8, 2013. Subsequently pursuant to resolutions of the Board of Directors, the expiration date for all Strategic Options (including the 50,000 Strategic Options held by the estate of Mr. Bucchere) was extended to December 31, 2015. On April 8, 2013, the estate of Salvatore J. Bucchere exercised 4,000 Stock Options to purchase 4,000 Common Shares. 2,000 of such Stock Options were exercised at $0.51 per Common Share and the other 2,000 were exercised at $0.85 per Common Share. Mr. Bucchere’s estate presently holds 50,000 fully vested Strategic Options exercisable at $1.70 per Common Share and expiring on December 31, 2015.

Mr. Green was an Independent Director until his resignation on January 31, 2012. Pursuant to their terms, Mr. Green’s 50,000 Strategic Options were cancelled concurrently with his resignation. Mr. Green presently holds 4,000 fully vested Stock Options (2,000 exercisable at $0.51 per Common Share expiring on June 30, 2015 and 2,000 exercisable at $0.85 per Common Share expiring on May 16, 2016).

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any Stock Options during fiscal year 2014 or during any subsequent period through the date hereof. The Company has never issued any stock appreciation rights. In December 2013, Omagine extended the expiration date of all Strategic Options from December 31, 2013 to December 31, 2014. (See: “Equity Compensation Plan Information – The Strategic Options” above and “Note 7 – Stock Options” to Omagine's audited financial statements for the fiscal year ended December 31, 2013). In December 2014, Omagine extended the expiration date of all Strategic Options from December 31, 2014 to December 31, 2015.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement with Omagine (the “Drohan Agreement”), Omagine was obligated to employ its President and Chief Executive Officer, Mr. Frank J. Drohan, at an annual base salary of $125,000 plus an additional amount based on a combination of Omagine’s net sales and earnings before taxes. The Drohan Agreement also provided for an option to purchase 100,000 Common Shares at $1.25 per Common Share (the “Drohan Options”) and payment by Omagine of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between Omagine and Mr. Drohan, the Drohan Agreement was modified to provide that Omagine could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to Omagine pursuant to the Drohan Agreement and Omagine would accrue Mr. Drohan’s unpaid salary. From 2007 through the date hereof, Omagine has from time to time fully or partially suspended salary payments to Mr. Drohan and Omagine has accrued Mr. Drohan’s unpaid salary which was not paid to him in a timely manner in accordance with Omagine’s normal payroll practices. For the years ended December 31, 2014 and 2013, Omagine had continued to accrue salary payable to its President on the basis of an annual salary of $125,000. On April 24, 2014, Omagine paid $187,691 of unpaid salary payable to Mr. Drohan. At December 31, 2014, December 31, 2013 and December 31, 2012, unpaid accrued officer’s compensation due to Mr. Drohan was $310,464, $398,154 and $273,154 respectively. During 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to Mr. Drohan and $247,492 of principal and interest owed by Omagine to Mr. Drohan pursuant to a promissory note) was offset and utilized by Mr. Drohan for the exercise of 322,730 Rights to purchase 322,730 Common Shares at $1.25 per Common Share. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Drohan without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified Stock Options to Mr. Drohan which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 100,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. The Board of Directors had determined in January 2012 to grant Mr. Drohan 750,000 Strategic Options exercisable at $1.70 per Common Share. Because a sufficient number of options were not available under the 2003 Plan at the time however, pursuant to a resolution of the Board of Directors, Omagine granted 739,000 Strategic Options exercisable at $1.70 per Common Share to Mr. Drohan on January 2, 2012. On April 13, 2012 pursuant to a further resolution of the Board of Directors, Omagine granted Mr. Drohan an additional 11,000 Strategic Options exercisable at $1.70 per Common Share. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Drohan an additional 500,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Drohan’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2015. All unexercised Strategic Options will expire on December 31, 2015. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Drohan in an amount that has yet to be determined. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors will now take up the matter of the amount of Mr. Drohan’s DA Success Bonus. Omagine presently plans to enter into a new employment agreement with Mr. Drohan at some time during 2015 although the terms of such employment agreement have not yet been determined.

Pursuant to a prior employment agreement with Omagine (the “Kuczynski Agreement”), Omagine was obligated to employ its Vice-President & Secretary, Mr. Charles P. Kuczynski, at an annual base salary of $75,000, plus an additional bonus based on a combination of Omagine’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 50,000 Common Shares at $1.25 per Common Share (the “Kuczynski Options”). By mutual agreement between Omagine and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect and the Kuczynski Options were thereafter exercised by Mr. Kuczynski in August 2011. Mr. Kuczynski is presently employed by Omagine at an annual salary of $100,000 and from 2007 through December 31, 2014, Omagine has from time to time fully or partially suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to Omagine and Omagine has accrued Mr. Kuczynski’s unpaid salary which was not paid to him in a timely manner in accordance with Omagine’s normal payroll practices. For the years ended December 31, 2014 and 2013, Omagine partially paid and partially accrued officer’s compensation of $100,000 due in each such year to Mr. Kuczynski. At December 31, 2014, 2013 and 2012, unpaid accrued officer’s compensation due to Mr. Kuczynski was $171,575, $163,575 and $145,658 respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to Mr. Kuczynski and $51,497 of principal and interest owed by Omagine to Mr. Kuczynski pursuant to a promissory note) was offset and utilized by Mr. Kuczynski for the exercise of 50,470 Rights to purchase 50,470 Common Shares at $1.25 per Common Share. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Kuczynski without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified Stock Options to Mr. Kuczynski which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 50,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, Omagine granted 250,000 Strategic Options exercisable at $1.70 per Common Share to Mr. Kuczynski. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Kuczynski an additional 75,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Kuczynski’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2015. All unexercised Strategic Options will expire on December 31, 2015. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Kuczynski in an amount that has yet to be determined. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors will now take up the matter of the amount of Mr. Kuczynski’s DA Success Bonus. Omagine presently plans to enter into a new employment agreement with Mr. Kuczynski during 2015 although the terms of such employment agreement have not yet been determined.

Employment Benefits

Omagine sponsors a 401(k) retirement plan for all eligible employees and provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan.

The Registrant adopted the Omagine 401(k) Plan DTD 10-01-2008 (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code as a pre-tax plan for eligible employees of Omagine. Omagine does not presently match any employee contributions made to the 401(k) Plan. The Registrant made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2012, 2013, 2014 and 2015 in the form of 50,834, 55,253, 73,315 and 36,483 Common Shares respectively. Future discretionary contributions and/or matching of employee contributions by the Registrant, if any, will be made pursuant to the recommendation of Omagine's Board of Directors.

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan originally set to expire on December 31, 2007 but which now expires on December 31, 2015 (the “Hamdan Agreement”). Pursuant to the Hamdan Agreement: (i) Mr. Hamdan provides consulting services to Omagine, (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President of Omagine, and (iii) Omagine issued Mr. Hamdan Stock Options to purchase up to 160,000 Common Shares at $1.25 per Common Share (the “Hamdan Options”). The Hamdan Options vested ratably over the 5 year period beginning on April 1, 2007 and they expire on March 30, 2017. The Hamdan Options are exercisable only if at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Mr. Hamdan is an employee of the Company. The Hamdan Agreement was annually renewed four times without further compensation to Mr. Hamdan. Upon the fifth annual renewal of the Hamdan Agreement for 2012 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 Strategic Options (See: Exhibit 10.3). Upon the eighth annual renewal of the Hamdan Agreement for 2015 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted an additional 250,000 Strategic Options (See: Exhibit 10.27). Mr. Hamdan’s Strategic Options are fully vested and require him to be an employee of or a consultant to the Company at the time of the exercise of any of his Strategic Options. All unexercised Strategic Options will expire on December 31, 2015. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, LLC. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Hamdan in an amount that has yet to be determined. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors will now take up the matter of the amount of Mr. Hamdan’s DA Success Bonus. Other than the payment of $22,000 of consulting fees to Mr. Hamdan during 2014 and the issuance of the aforementioned Strategic Options, the Hamdan Agreement has continuously been renewed annually since 2007 without further compensation to Mr. Hamdan. The Hamdan Agreement presently expires on December 31, 2015 (See: Exhibit 10.4).

In determining its compensation policies and decisions subsequent hereto, Omagine shall seek a shareholder advisory vote on its executive compensation policy (including any proposed DA Success Bonus awards) as required by section 14A of the Exchange Act.

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

No person who was a member of the compensation committee during 2012 was an officer or employee of the Registrant or a former officer or employee of the Registrant. Other than the $150,000 loan to Omagine made by Mr. Lombardo, no person who was a member of the compensation committee during 2012 is a party to any related party transaction with the Registrant (See: “Certain Relationships and Related Transactions and Director Independence”).

During the fiscal year ended December 31, 2014, no executive officer of the Registrant served as a:

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

In view of the ongoing vacancies on its Board of Directors, Omagine’s limited resources, and the limited number of Company employees available to address currently pressing business requirements, the Board of Directors resolved on March 15, 2013 to temporarily suspend the activities of the compensation committee and to have responsibility for all such activities assumed by the full Board of Directors. (See: “Compensation Discussion and Analysis” above).

Now that the Development Agreement for the Omagine Project is signed with the Government of Oman, the Board of Directors intends to accelerate its search for two individuals who are qualified and willing to fill the two board vacancies for Independent Directors. Upon the filling of the aforesaid Board of Directors vacancies, the two new additional Independent Directors will be appointed to the compensation committee.

Compensation Committee Report

Information required under this caption is not required for the Company since it is a smaller reporting company.

Board leadership structure and role in risk oversight

Mr. Frank J. Drohan is the President and Chief Executive Officer of the Registrant and is also the Chairman of the Board of Directors of Omagine. Mr. Salvatore Bucchere was the lead Independent Director on the Board of Directors until his sudden and unexpected death on April 9, 2012. In this capacity, he consulted frequently (at least bi-weekly) with Mr. Drohan (who is often located overseas in Oman) and with Mr. Kuczynski who is a non-independent director and the Vice-President of Omagine. Mr. Bucchere, in turn, communicated frequently with Omagine’s other two Independent Directors, Mr. Lombardo and Mr. Green (who resigned in January 2012) in order to keep them informed of current Company issues, events and risks. Mr. Bucchere was an accountant and an audit committee financial expert. Mr. Green is a practicing attorney. Mr. Lombardo is a retired Fortune 500 company senior executive with extensive experience in risk management.

In view of the Company’s limited human and financial resources and its almost singular focus prior to October 2, 2014 on signing the DA, Omagine had determined that this board structure was appropriate and effective in carrying out its oversight tasks relevant to the Company’s activities and to the risks it faced. Omagine greatly regrets the loss of the services of Mr. Green and Mr. Bucchere, both of whom were valued advisers. Given its resource constraints however, and what it correctly perceived as the almost completed process leading to a signed DA with the Government, Omagine was determined to focus the majority of its limited amount of human and financial resources on accomplishing its then highest priority objective of having LLC sign the DA with the Oman Government. The Board of Directors therefore decided to postpone active recruitment of replacements for its two former Independent Directors until after the DA signing was achieved. The DA was signed on October 2, 2014 and the Board now intends to accelerate its search for two new Independent Directors.

Although he is not an Independent Director, Mr. Kuczynski, an employee, director and Vice-President of Omagine, has assumed the internal communications role formerly carried out by Mr. Bucchere. The Board continues as in the past to exercise its oversight function, including its risk oversight, on both a formal and informal basis between and among its directors. The Board intends to now recruit at least two new members as Independent Directors and to review and revise its policies and procedures as deemed necessary to accommodate the expected rapid growth in Omagine’s activities resulting from the October 2, 2014 DA signing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Plan. At December 31, 2014, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date. The 2003 Plan and the 2014 Plan are explained further in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2014.

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The Company intends to seek its shareholders’ ratification of the adoption by the Company of the 2014 Plan. As of the date hereof, 990,000 Stock Options have been issued under the 2014 Plan.

Both the 2003 Plan and the 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

The following table sets forth as of March 24, 2015: (i) the number of Common Shares beneficially owned by (a) owners of more than five percent of outstanding Common Shares who are known to Omagine, (b) the officers of Omagine and LLC individually, (c) the directors of Omagine individually, (d) the officers and directors of Omagine and LLC as a group, and (ii) the percentage ownership of the outstanding Common Shares represented by the foregoing.

(a)	(b)	(c)
Name and Address	Beneficial Ownership (1)(11)	Percent (1)

Frank J. Drohan (2)(4)	3,890,436	20.3%
Charles P. Kuczynski (2)(5)	1,014,484	5.8%
Louis J. Lombardo (2)(6)	262,007	1.5%
Mohammed K. Al-Sada (3)(7)	1,636,420	9.3%
William Hanley (3)(8)	300,153	1.7%
Sam Hamdan (3)(9)	1,161,177	6.4%
Roger Tempest (3)(10)	1,362,308	7.7%

All officers and Directors as a Group of 5 Persons	6,628,257	31.4%

(1)	Applicable percentage ownership in column (c) is based on 16,914,602 Common Shares outstanding as of March 24, 2015 and on Common Shares owned by the named individual including Common Shares underlying Stock Options, Warrants and convertible notes owned by the named individual that are exercisable for Common Shares within 60 days of March 24, 2015. Beneficial ownership and Common Shares outstanding are determined in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Act”). Common Shares underlying Stock Options, Warrants or convertible notes that are currently exercisable or convertible or exercisable or convertible within 60 days of March 24, 2015 are deemed to be outstanding and beneficially owned by the person holding such Stock Options, Warrants or convertible notes for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person.

(2)	The address for each of these individuals is c/o Omagine and each is a director of Omagine Mr. Drohan and Mr. Kuczynski are officers of Omagine.

(3)	The address for each of these individuals is c/o Omagine Mr. Hanley is an officer of Omagine and Mr. Hamdan is an officer of LLC.

(4)	Amount in column (b) for Mr. Drohan includes 1,894,976 Common Shares owned of record as of March 24, 2015 by Mr. Drohan plus 1,995,460 Common Shares with respect to which Mr. Drohan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 100,000 Stock Options exercisable at $2.60 per Common Share, (ii) 750,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 500,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 322,730 Strategic Warrants exercisable at $5.00 per Common Share and (v) 322,730 Strategic Warrants exercisable at $10.00 per Common Share.

(5)	Amount in column (b) for Mr. Kuczynski includes 546,111 Common Shares owned of record as of March 24, 2015 by Mr. Kuczynski plus 475,940 Common Shares with respect to which Mr. Kuczynski has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 50,000 Stock Options exercisable at $2.60 per Common Share, (ii) 250,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 75,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 50,470 Strategic Warrants exercisable at $5.00 per Common Share and (v) 50,470 Strategic Warrants exercisable at $10.00 per Common Share.

(6)	Amount in column (b) for Mr. Lombardo includes 59,057 Common Shares owned of record as of March 24, 2015 by Mr. Lombardo plus 201,438 Common Shares with respect to which Mr. Lombardo has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 2,000 Stock Options exercisable at $0.85 per Common Share, (ii) 2,000 Stock Options exercisable at $1.70 per Common Share, (iii) 2,000 Stock Options exercisable at $1.38 per Common Share, (iv) 10,000 Stock Options exercisable at $1.80 per Common Share, (v) 50,000 Strategic Options exercisable at $1.70 per Common Share, (vi) 25,000 Strategic Options exercisable at $2.55 per Common Share, (vii) 13,230 Strategic Warrants exercisable at $5.00 per Common Share, (viii) 13,230 Strategic Warrants exercisable at $10.00 per Common Share, and (ix) a convertible promissory note in the principal amount of $150,000 which together with $59,945 of accrued interest thereon (as of September 30, 2014) which is convertible at $2.50 per share into 83,978 Common Shares.

(7)	Amount in column (b) for Mr. Al-Sada includes 1,195,300 Common Shares owned of record as of March 24, 2015 by Mr. Al-Sada plus 441,120 Common Shares with respect to which Mr. Al-Sada has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 220,560 Strategic Warrants exercisable at $5.00 per Common Share and (ii) 220,560 Strategic Warrants exercisable at $10.00 per Common Share.

(8)	Amount in column (b) for Mr. Hanley includes 130,153 Common Shares owned of record as of March 24, 2015 by Mr. Hanley plus 170,000 Common Shares with respect to which Mr. Hanley has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 10,000 Stock Options exercisable at $1.80 per Common Share, (ii) 60,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 50,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 25,000 Strategic Warrants exercisable at $5.00 per Common Share and (v) 25,000 Strategic Warrants exercisable at $10.00 per Common Share.

(9)	Amount in column (b) for Mr. Hamdan includes 1,177 Common Shares owned of record as of March 24, 2015 by Mr. Hamdan plus 1,160,000 Common Shares with respect to which Mr. Hamdan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 160,000 Stock Options exercisable at $1.25 per Common Share, (ii) 750,000 Strategic Options exercisable at $1.70 per Common Share and (iii) 250,000 Strategic Options exercisable at $2.55 per Common Share.

(10)	Amount in column (b) for Mr. Tempest includes 852,308 Common Shares owned of record or beneficially as of March 24, 2015 by Mr. Tempest (of which 490,000 shares are owned of record by an affiliate of Mr. Tempest and deemed to be beneficially owned by Mr. Tempest) plus 510,000 Common Shares with respect to which Mr. Tempest has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying 510,000 Tempest Warrants exercisable at an exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing price for a Common Share on the Trading Day immediately preceding the relevant exercise date.

(11)	Subject to community property laws where applicable, each beneficial owner named in column (a) has sole voting and investment power over the Common Shares beneficially owned by him listed in column (b).

Change in Control Arrangements

No change in control arrangements existed at December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

There were no transactions during the Registrant's 2014 or 2013 fiscal years or the period of 2015 through the date hereof, nor is there any currently proposed transaction, in which the Registrant or any of its subsidiaries was or is to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

LLC plans to engage one of its shareholders, CCC-Oman, as the general contractor for the Omagine Project.

During 2012 Omagine engaged the son of Omagine’s President to perform website design services and paid him $1,000 plus 5,000 Strategic Options for services rendered. During 2014 Omagine paid him $7,200 for similar technology consulting services rendered and effective January 1, 2015 he was hired as a full time Company employee.

The Company incurred a marketing and promotional expense of $30,220 during 2012 for a sponsorship fee related to the World Conference on Innovation & Entrepreneurship (“WSIE”) which was held in Boston, Massachusetts in December 2012. The WSIE conference is owned by Tranzishen, LLC which is an entity owned by Mr. Sam Hamdan who is the Deputy Managing Director of our 60% owned subsidiary LLC and a consultant to Omagine.

Mr. Hamdan and Mr. Drohan intend to form a new corporation to be owned by them (“Newco”) which will not compete with Omagine.

Related Party Payables

At December 31, 2014, 2013, 2012 and 2011 Omagine has included $863,831, $933,837, $707,088 and $1,024,802 respectively, of related party payables in its balance sheet. These amounts consisted of convertible notes payable (“Notes”) and accrued interest in the aggregate amounts of $213,726, $198,726, $183,726 and $463,096 respectively, and unpaid salary and unreimbursed expenses due to Omagine officers and directors in the aggregate amount of $650,105, $735,111, $523,362 and $561,706 respectively. The Notes are attached hereto as Exhibits 10.17, 10.18, 10.22 and 10.23.

Such $863,831, $933,837, $707,088 and $1,024,802 of related party payables at December 31, 2014, 2013, 2012 and 2011, respectively, are due and owing as follows:

1. Notes and accrued interest payable to officers and directors of Omagine:

	December 31
	2014	2013	2012	2011
Due to Frank J. Drohan, a director and the president of Omagine, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	$0	$0	$0	$192,054
Accrued interest	0	0	0	51,649

Due to Charles P. Kuczynski, a director and the secretary of Omagine, interest at 8%, due on demand, convertible into common stock at a conversion price of $2.00 per share:
Principal	0	0	0	39,961
Accrued interest	0	0	0	10,747

Due to Louis J. Lombardo, a director of Omagine, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	150,000	150,000	150,000	150,000
Accrued interest	63,726	48,726	33,726	18,685

Totals	$213,726	$198,726	$183,726	$463,096

(a)	On March 30, 2012 a total of $298,988 representing the entire principal amount and accrued interest on two Notes which were satisfied in March 2012 ($247,492 on a note that was due to Mr. Drohan and $51,496 on a note that was due to Mr. Kuczynski), both as of March 30, 2012, were offset against the payment due from Messrs. Drohan and Kuczynski to the Company for the shares of Common Stock purchased by them pursuant to the exercise of their Rights in the Rights Offering.

(b)	Other than as mentioned in note (a) above, the amounts provided in the above chart reflect the largest aggregate amount of principal outstanding during the periods for which disclosures are provided.

2. Unpaid salary and unreimbursed expenses due to officers and directors of the Company :

	December 31
	2014	2013	2012	2011
Due to Frank J. Drohan, a director and the president of Omagine	$315,133	$399,329	$273,154	$298,114

Due to Charles P. Kuczynski, a director and the secretary of Omagine	171,575	$163,575	145,658	139,250

Due to William Hanley, the controller of Omagine	158,147	168,207	102,550	110,592

Due to Louis J. Lombardo, a director of Omagine	5,250	4,000	1,500	4,750

Due to Kevin O'C. Green, a director of Omagine	0	0	0	8,500

Due to Salvatore J. Bucchere, a director of Omagine	0	0	500	500

Totals	$650,105	$735,111	$523,362	$561,706

Director Independence

Omagine complies with the standards of “independence” under the NASDAQ Marketplace Rules. Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our Company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by Omagine or by any parent or subsidiary of Omagine, shall not be considered independent. Accordingly Louis J. Lombardo meets the definition of an “independent director” under NASDAQ Marketplace Rule 5605(a)(2). At December 31, 2014 and as of the date hereof one of the Registrant’s three directors, Mr. Lombardo, is independent.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Under our Certificate of Incorporation, our directors will not be personally liable to us or to our shareholders for monetary damages for any breach of their fiduciary duty as a director, except liability for the following:

●	Any breach of their duty of loyalty to our Company or to our stockholders.

●	Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law.

●	Unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law.

●	Any transaction from which the director derived an improper personal benefit.

We believe that these limitation of liability provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability provisions in our Certificate of Incorporation may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its independent registered public accounting firm $42,750 in 2013 and $40,000 in 2014 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Frank J. Drohan hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2014 and December 31, 2013;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2014 and December 31, 2013;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for fiscal years ended December 31, 2014 and December 31, 2013;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014 and December 31, 2013;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
10.5	The April 20, 2011 Shareholder Agreement (9)
10.6	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.7	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.8	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.9	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.10	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.11	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.12	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.13	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.14	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.15	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.16	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.17	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.18	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.19	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.20	The Omagine Inc. 2014 Stock Option Plan (19)
10.21	The Omagine Inc. 401(k) Adoption Agreement (5)
10.22	Convertible Promissory Note payable to Frank J. Drohan (14)
10.23	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.24	The Development Agreement dated October 2, 2014 (20)
10.25	Reference Copy of Exhibit 10.24 (21)
10.26	The October 10, 2014 SEDA Amendment (22)
10.27	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 2, 2014 as a reference copy exhibit to Omagine’s current Report on Form 8-K.
(22)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K.
(23)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2015 .

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on April 13, 2015 on behalf of the Registrant and in the capacities indicated.

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
LOUIS J. LOMBARDO,
Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
April 13, 2015 Freeport, New York

ITEM  1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$1,113,679	$19,723
Prepaid expenses and other current assets	5,780	10,275
Total Current Assets	1,119,459	29,998

PROPERTY AND EQUIPMENT:

Office and computer equipment	153,604	150,170
Less accumulated depreciation and amortization	(144,036)	(138,908)
Total Property and Equipment	9,568	11,262

OTHER ASSETS	31,982	29,982

TOTAL ASSETS	$1,161,009	$71,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$370,429	$347,935
Note payable and accrued interest - YA Global Master SPV, Ltd. (less unamortized discount of $12,133 and $13,332, respectively)	214,778	163,126
Accounts payable	257,736	246,857
Accrued officers payroll	637,922	727,612
Accrued expenses and other current liabilities	159,332	117,373
Total Current Liabilities	1,640,197	1,602,903
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,640,197	1,602,903

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
16,878,119 shares in 2014 and 14,935,038 in 2013	16,878	14,935
Capital in excess of par value	33,864,254	25,987,795
Deficit	(34,280,699)	(27,508,439)
Total Omagine, Inc. stockholders' deficit	(399,567)	(1,505,709)
Noncontrolling interests in Omagine LLC	(79,621)	(25,952)

Total Stockholders' Deficit	(479,188)	(1,531,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,161,009	$71,242

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND  SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

REVENUE:
Total revenue	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $3,203,030 and $951,677, respectively)	3,510,780	1,259,177
Professional fees (includes stock- based compensation of $10,436 and $0, respectively)	176,996	115,698
Consulting fees (including stock-based compensation of $2,048,799 and $773,802, respectively)	2,217,203	804,885
Commitment fees (all stock-based compensation)	150,000	-
Travel	239,134	102,838
Occupancy	159,382	146,897
Other selling general and administrative	271,046	201,060
Total Costs and Expenses	6,724,541	2,630,555

OPERATING LOSS	(6,724,541)	(2,630,555)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(40,199)	(9,168)
Interest expense	(61,189)	(36,238)
Other (Expense) - Net	(101,388)	(45,406)

NET LOSS	(6,825,929)	(2,675,961)

Add net loss attributable to noncontrolling interests in Omagine LLC	53,669	35,371

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(6,772,260)	$(2,640,590)

LOSS PER SHARE - BASIC AND DILUTED	$(0.42)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	16,273,965	14,798,406

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and Outstanding		Committed to be issued
	Shares	$0.001 Par Value	Shares	$0.001 Par Value	Capital in Excess of Par Value	Deficit	Noncontrolling Interests in Omagine LLC	Total

Balances at December 31, 2012	14,369,041	14,369	107,500	107	23,996,481	(24,867,849)	9,419	(847,473)

Issuance of Common Stock committed to stockholder relations agent for fees	107,500	107	(107,500)	(107)	-	-	-	-

Issuance of Common Stock for cash	100,000	100	-	-	124,900	-	-	125,000

Stock option expense	-	-	-	-	1,445,744	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	-	-	76,195	-	-	76,250

Stock options exercised by Director's Estate	4,000	4	-	-	2,716	-	-	2,720

Issuance of Common Stock for cash	71,162	71	-	-	74,929	-	-	75,000

Stock grant to consultant for services rendered	5,000	5	-	-	5,325	-	-	5,330

Stock grants to stockholder relation agents for fees	40,000	40	-	-	38,500	-	-	38,540

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	163,094	164	-	-	204,836	-	-	205,000

Stock grant to IT consultants for fees	19,988	20	-	-	18,169	-	-	18,189

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	-	-	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	-	-	26,214	-	-	26,248

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	218,941	219	-	-	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	-	-	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	-	-	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	-	-	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on restricted Common Stock sales	46,000	47	-	-	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	-	-	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	-	-	(9,010)	-	-	(9,020)

Stock Option expense	-	-	-	-	5,098,156	-	-	5,098,156

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(53,669)	(53,669)

Net loss	-	-	-	-	-	(6,772,260)	-	(6,772,260)

Balances at December 31, 2014	16,878,119	$16,878	-	$-	$33,864,254	$(34,280,699)	$(79,621)	$(479,188)

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(6,772,260)	$(2,640,590)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(53,669)	(35,371)
Depreciation and amortization	45,327	11,801
Stock-based compensation related to stock options	5,098,156	1,445,744
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $10,275 and $179,965 in 2014 and 2013 respectively, arising from grants to service providers	10,275	179,965
Issuance of Common Stock for finders' fees on restricted Common Stock sales	76,168	-
Issuance of Common Stock for consulting fees	-	23,519
Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	10,436	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees	150,000	-
Cancellation of restricted Common Stock to stockholder relations agent	(9,020)	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(7,780)	(5,382)
Accrued interest on notes payable	22,947	28,958
Accounts payable	26,691	102,094
Accrued officers' payroll	(89,690)	206,250
Accrued expenses and other current liabilities	41,959	9,845
Net cash flows used by operating activities	(1,374,210)	(596,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,434)	(8,207)
Net cash flows used by investing activities	(3,434)	(8,207)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of issuance of 2014 note payable to YA Global Master SPV, Ltd. net of $39,000 commitment fee	461,000	-
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(275,000)	-
Proceeds of issuance of 2013 note payable to YA Global Master SPV, Ltd. net of $20,000 commitment fee	-	180,000
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	(175,000)	(25,000)
Proceeds from sale of Common Stock	1,797,100	407,720
Proceeds from the exercise of Common Stock Warrants	663,500	-
Net cash flows provided by financing activities	2,471,600	562,720

NET INCREASE IN CASH	1,093,956	(42,404)

CASH BEGINNING OF PERIOD	19,723	62,127

CASH END OF PERIOD	$1,113,679	$19,723

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,078	$965

Interest paid	$33,791	$4,896

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	$10,436	$-

Issuance of Common Stock to stockholder relations agent for fees	$-	38,540

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman for the development of the Omagine Project. Meaningful LLC operations are subject to completing financing arrangements for this project and commencement and completion of construction of this project (See Note 9).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2014 and December 31, 2013, cash includes approximately $11,200 and $7,800 respectively in an Oman bank account not covered by FDIC insurance.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101,”Revenue Recognition in Financial Statements” (SAB101). LLC signed a development agreement for the Omagine Project with the Government of Oman in October 2014, and will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2014 and 2013 were $5,098,156 and $1,445,744, respectively. (See Note 7)

Earnings (Loss) Per Share – Basic earnings (loss) per share of Omagine’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of Common Shares and dilutive securities (stock options, warrants and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the years ended December 31, 2014 and 2013, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Years Ended
	December 31,
	2014	2013

Convertible Notes	148,173	139,175
Stock Options	3,265,000	2,285,000
Warrants	6,932,124	6,422,124
Total Common Shares Issuable	10,345,297	8,846,299

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

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity's ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRSs (which emphasize management's responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This ASU 2014-15 is effective for annual periods ending after December 16, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that this pronouncement will have a material impact on our financial statement disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. The Company has elected to adopt the new reporting standard for financial statements filed commencing with the 10-Q for the period ended September 30, 2014. Other than simplifying the presentation of the Company’s financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company’s consolidated financial statements.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2014, the negative working capital of the Company was $520,738. Further, the Company incurred net losses of $6,772,260 and $2,640,590 for the years ended December 31, 2014 and December 31, 2013 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31,	December 31,
	2014	2013

$29,520 fair value of 30,000 restricted Common Shares issued to investor relations consultant on August 30, 2013 for services rendered and to be rendered during the period covering September 5, 2013 to March 4, 2014, net of $19,245 amortization thereof through December 31, 2013 (See Note 6).	$-	$10,275

Travel Advances	5,000	-

Prepaid office salaries (Muscat, Oman office)	780	-
	$5,780	$10,275

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	December 31,	December 31,
	2014	2013

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	63,726	48,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	43,696	36,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	13,007	13,014
Total	$370,429	$347,935

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV, LTD.

In July 2013, Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid off the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	December 31,	December 31,
	2014	2013

Due to YA in the original principal amount of $200,000 (which included a $20,000 monitoring and management fee), interest at 10% per annum.	$-	$175,000
Less: Unamortized debt discount at December 31, 2014 and December 31, 2013	-	(13,332)
Principal, net	-	161,668
Accrued interest	-	1,458
Due to YA in the original principal amount of $500,000 (which includes: (i) a $39,000 commitment fee, (ii) the 2013 YA Loan balance of $110,680, and (iii) $1,096 of pre-paid interest), interest at 10% per annum. The 2014 YA Loan is due in 12 monthly installments of principal ($50,000 in June 2014; $40,000 monthly July 2014 to September 2014; $35,000 monthly October 2014 to January 2015; $40,000 monthly February 2015 to April 2015; and $70,000 on April 22, 2015), plus interest.	$225,000	$-
Less: Unamortized debt discount at December 31, 2014 and December 31, 2013	(12,133)	-
Principal, net	212,867	-
Accrued interest	1,911	-
Total	$214,778	$163,126

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. ("YA") pursuant to the SEDA.

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2013 issuances.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On August 15, 2014, the Non-U.S. Investor transferred 240,000 Tempest Warrants to an affiliate of his which is also a non-U.S. person (the “Non-U.S. Affiliate”) and such Non-U.S. Affiliate exercised such 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds to Omagine of $336,000. On August 25, 2014, Omagine paid a finder’s fee of $16,800 to a non-U.S. Finder in connection with such Tempest Warrant exercise.

On September 3, 2014, in exchange for a $3,000 cash settlement payment, the Company cancelled 10,000 restricted Common Shares valued at the non-discounted valuation of $9,020 issued to a consultant for services rendered.

On October 2, 2014, the Non-U.S. Investor transferred 250,000 Tempest Warrants to the Non-U.S. Affiliate and the Non-U.S. Affiliate exercised such 250,000 Tempest Warrants at an exercise price of $1.31 per Common Share for proceeds to Omagine of $327,500. On October 6, 2014, Omagine paid a finder’s fee of $16,375 to a Non-U.S. Finder in connection with such Tempest Warrant exercise by the Non-U.S. Affiliate.

On November 7, 2014, Omagine sold 14,881 restricted Common Shares to a non-U.S. person who is a civil engineer of CCC-Oman and an accredited investor for proceeds of $30,000.

On November 10, 2014, Omagine sold 7,440 restricted Common shares to a non-U.S. person who is a civil engineer of CCC-Oman and an accredited investor for proceeds of $15,000.

On November 20, 2014, Omagine sold an aggregate of 400,000 restricted Common Shares at $2.00 per share to two non-U.S. persons who are accredited investors (150,000 shares to one investor and 250,000 shares to the other investor) for aggregate proceeds of $800,000. The two non-U.S. persons are family members of an Omagine stockholder who owns approximately 7.1% of the Common Shares outstanding at December 31, 2014.

On November 21, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 400,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 20,000 restricted Common Shares valued at $40,000.

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At December 31, 2014 and December 31, 2013, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan. At December 31, 2014, there were 990,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

A summary of Stock Option activity for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,299,000	$1.79	1.58	$52,960
Granted in Q1 2013	2,000	$1.38	-	-
Exercised in Q2 2013	(4,000)	-	-	-
Expired in Q2 2013	(6,000)	-	-	-
Expired in Q3 2013	(6,000)	-	-	-
Outstanding at December 31, 2013	2,285,000	$1.72	0.83	$580

Exercisable at December 31, 2013	2,285,000	$1.72	0.83	$580

Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Granted in Q4 2014	950,000	$2.55	1.01	-
Outstanding at December 31, 2014	3,275,000	$1.97	1.24	$1,923,170

Exercisable at December 31, 2014	3,265,000	$1.97	1.24	$1,915,670

Of the 3,275,000 Stock Options outstanding at December 31, 2014, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2015; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015(the “Third Extension”).

Of the 2,915,000 Strategic Options, an aggregate of 1,685,000 were granted to Omagine’s three officers, an aggregate of 125,000 were granted to Omagine’s independent directors and 1,000,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2015, is also a consultant to the Company. The Deputy Managing Director of LLC also holds 160,000 Stock Options granted pursuant to his consulting agreement which are not Strategic Options, exercisable at $1.25 per share and expiring on March 31, 2017.

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

The $671,440 estimated fair value of the Second Extension was calculated using the Black Scholes option pricing model and the following assumptions (i) $0.89 share price, (ii) 378 day term of the Second Extension, (iii) 144% expected volatility, (iv) 0.13% (378 day term) risk free interest rate, and such $671,440 was expensed evenly over the 378 day requisite service period of the Second Extension (December 19, 2013 through December 31, 2014).

On December 13, 2014, Omagine granted to six persons an aggregate of 950,000 fully vested Strategic Options with a cashless exercise feature (625,000 to three officers, 25,000 to one director and 300,000 to two consultants) exercisable at $2.55 per share and expiring on December 31, 2015. The $1,277,370 estimated fair value of the 950,000 Strategic Options was calculated using the Black Scholes option pricing model and the following assumptions: (i) $2.52 share price, (ii) 368 day term, (iii) 147% expected volatility, (iv) 0.25% (368 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2014.

On December 29, 2014, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended from December 31, 2014 to December 31, 2015 (the “Third Extension”). The $3,115,704 estimated fair value of the Third Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $2.52 share price, (ii) 368 day term, (iii) 147% expected volatility, (iv) 0.25% (368 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2014.

Both the extension of the expiration date of the 1,965,000 Strategic Options to December 31, 2015 and the grant of the 950,000 fully vested Strategic Options expiring December 31, 2015 were granted to acknowledge and recognize the magnitude and duration of the continued mission critical tasks undertaken without proper compensation during 2014 (past services rendered) by those receiving the grants.

On January 15, 2013 an Omagine independent director was granted 2,000 Stock Options exercisable at $1.38 per share and expiring on January 14, 2018.

On April 8, 2013, the estate of a former Omagine director exercised 4,000 Stock Options; 2,000 at $0.51 per share and 2,000 at $0.85 per share.

On March 28, 2014, Omagine granted to four persons an aggregate of 40,000 Stock Options exercisable at $1.38 per share and expiring on March 27, 2019. One such person is an Omagine independent director, one is an Omagine officer and two are consultants. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $51,914 of such estimated fair value was expensed in the year ended December 31, 2014, and $3,462 will be expensed in the three months ending March 31, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2013	30,000	$2.60	5.83
Granted in Q1 2013	2,000	$1.38	4.83
Vested in Q1 2013	(2,000)	$1.70	4.83
Vested in Q3 2013	(30,000)	$2.60	-
Non-vested shares at December 31, 2013	-	-	-

Non-vested shares at January 1, 2014	-	-	-
Granted in Q1 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at December 31, 2014	10,000	$1.80	4.30

Issued and outstanding Stock Options (all non-qualified) as of December 31, 2014 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2015
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	30,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2015
Totals	3,275,000	3,265,000

A summary of information about Stock Options outstanding at December 31, 2014 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	6,000	$0.74	1.10	6,000	$0.74
$ 1.01 - $2.00	2,169,000	1.67	1.17	2,159,000	1.67
$ 2.01 - $3.00	1,100,000	2.56	1.39	1,100,000	2.56
Totals	3,275,000	$1.97	1.24	3,265,000	$1.97

As of December 31, 2014, there was $5,082 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $4,002 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of December 31, 2014 Omagine had 6,932,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014 a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. As of the date of this report, there are 510,000 Tempest Warrants issued and outstanding.

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on January 28, 2015 which was declared effective by the SEC on February 13, 2015. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015 and again on January 5, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a fourth time to December 31, 2015. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on December 31, 2015 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	December 31,	December 31,
	2014	2013

U.S. federal net operating loss carry forwards	$5,293,000	$4,936,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,512,000	1,410,000
	6,805,000	6,346,000
Less: Valuation allowance	(6,805,000)	(6,346,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2014.

At December 31, 2014, the Company had U.S. federal net operating loss carry forwards of approximately $15,124,000 expiring in various amounts from fiscal year 2017 to fiscal year 2034.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at December 31, 2014 and 2013

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leased office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2014 and which provided for an annual rental of $35,880. The Company’s rent expense for the years ended December 31, 2014 and 2013 was $159,382 and $146,897, respectively.

At December 31, 2014, the future minimum lease payments under non-cancelable operating leases were $102,878 (all due in 2015).

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2014 and 2013, Omagine has continued to accrue salary payable to its President on the basis of an annual salary of $125,000 and on April 24, 2014, Omagine paid its President $187,691 of such accrued officer’s payroll. At December 31, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its President of $310,464 and $398,154, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. For the years ended December 31, 2014 and 2013, Omagine partially paid and partially accrued officers’ compensation to its Vice President on the basis of an annual salary of $100,000. At December 31, 2014 and December 31, 2013, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $171,575 and $163,575, respectively.

For the years ended December 31, 2014 and December 31, 2013, Omagine partially paid and partially accrued officers’ compensation to its Controller on the basis of an annual salary of $80,000. At December 31, 2014 and December 31, 2013, Omagine had unpaid accrued officers’ compensation due to its Controller of $155,883 and $165,883, respectively.

Contingent Fee Payment Obligation

Depending on circumstances, LLC may execute an agreement with Michael Baker Corporation ("Baker") to hire Baker as its Program Manager and/or Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, Omagine agreed that when and if LLC signs a DA with the Government of Oman, then, and only then, Omagine would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The payment to Baker of the Contingent Fee is not conditional upon the execution of the PM Contract. Omagine became obligated to pay Baker the Contingent Fee concurrent with the Ratification of the DA by the Ministry of Finance of Oman on March 15, 2015. (See Note 9).

Equity Financing Agreements

Omagine, Inc. and YA were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was due to expire on September 1, 2014. On July 21, 2014, the 2011 SEDA was terminated by the mutual consent of Omagine and YA.

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (See Note 6).

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an ”Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

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

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). The Company signed the Development Agreement for the Omagine Project with the Government of Oman on October 2, 2014 and is awaiting ratification of the Development Agreement by the Ministry of Finance of Oman.

The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

Omagine LLC Development Agreement

On October 2, 2014, LLC, Omagine’s 60% owned subsidiary, signed the Development Agreement (the “DA”) with the Government of Oman (the “Government”) for the development in Oman by LLC of the Omagine Project. The term of the DA is 20 years and the rights and obligations of the parties under the DA are conditional upon ratification of the DA by the Ministry of Finance of the Government (“Ratification”). The date that the Minister of Finance signs the DA ratifying it is defined in the DA as the “Effective Date”. The DA requires the Government to use its reasonable endeavors to do all things as are necessary to achieve Ratification within 90 days after the October 2, 2014 DA signing date (the “Execution Date”). The continued legal effectiveness of the DA subsequent to Ratification is dependent only upon: (1) LLC’s delivery to the Government within twelve months from the Execution Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission within 8 months of the Execution Date to the Ministry of Tourism of a social impact assessment and the Government’s approval thereof within 12 months of the Execution Date, (3) the Government’s approval of the development control plan within 12 months of the Execution Date, and (4) the transformation of LLC into a joint stock company within 12 months of the Execution Date.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of December 31, 2014, Omagine has (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 80,000 Omani Rials ($208,000) of cash advances to LLC against the OMAG Final Equity Investment (See Note 11- Subsequent Events).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2014 and December 31, 2013 respectively, Omagine’s accounts payable included $13,603 and $7,499 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

On January 5, 2015, the expiration date of the 6,422,124 Strategic Warrants (See Note 7) was extended from June 30, 2015 to December 31, 2015. All other terms and conditions of the Strategic Warrants remained the same.

On January 5, 2015, Omagine contributed an aggregate of 36,483 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 16, 2015, Omagine advanced an additional 30,000 Omani Rials ($78,000) to LLC and on February 17, 2015, Omagine advanced an additional 6,000 Omani Rials ($15,600) to LLC. As of the date of this report Omagine has made cash advances against the OMAG Final Equity Investment to LLC totaling 116,000 Omani Rials ($301,600).

On February 4, 2015, the Company prepaid the $35,880 lease for office space in Muscat, Oman for the calendar year 2015. The lease expires December 31, 2015.

On February 23, 2015, the Company issued 5,000 restricted Common Shares to a consultant for services rendered valued at $9,450.

On March 15, 2015, the Ministry of Finance of the Sultanate of Oman ratified the Omagine Project Development Agreement (the “Ratification”) which was signed on October 2, 2014 by Omagine LLC and the Ministry of Tourism of Oman on behalf of the Government. Concurrent with the Ratification, Omagine’s Contingent Fee obligation of $72,000 became due and owing to Baker. (See Note 9).

On March 16, 2015, Omagine sold 6,281 restricted Common Shares to an accredited investor for proceeds of $10,000.

On March 24, 2015, Omagine sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor and an executive of Consolidated Contractors Co. Oman LLC for proceeds of $210,000.

