Form 10-Q
period 2015-03-31
Omagine, Inc.
filed 2015-05-13
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes☒ No

As of May 12, 2015, the Registrant had outstanding 17,125,883 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM  1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$529,728	$1,113,679
Prepaid expenses and other current assets	33,910	5,780
Total Current Assets	563,638	1,119,459

PROPERTY AND EQUIPMENT:

Office and computer equipment	153,604	153,604
Less accumulated depreciation and amortization	(144,931)	(144,036)
Total Property and Equipment	8,673	9,568

OTHER ASSETS	31,982	31,982

TOTAL ASSETS	$604,293	$1,161,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$377,209	$370,429
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $2,383 and $12,133, respectively)	108,551	214,778
Accounts payable	299,642	257,736
Accrued officers payroll	585,130	637,922
Accrued expenses and other current liabilities	130,200	159,332
Total Current Liabilities	1,500,732	1,640,197
Long Term Liabilities	-	-

TOTAL LIABILITIES	1,500,732	1,640,197

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
17,125,883 shares in 2015 and 16,878,119 in 2014	17,126	16,878
Capital in excess of par value	34,170,706	33,864,254
Deficit	(34,970,673)	(34,280,699)
Total Omagine, Inc. stockholders' deficit	(782,841)	(399,567)
Noncontrolling interests in Omagine LLC	(113,598)	(79,621)

Total Stockholders' Deficit	(896,439)	(479,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$604,293	$1,161,009

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUE:
Total revenue	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $76,385 and $200,390, respectively)	170,135	276,640
Professional fees (includes stock-based compensation of
$0 and $10,436, respectively)	55,107	17,671
Consulting fees (including stock-based compensation
of $10,316 and $97,174, respectively)	205,294	103,647
Travel	138,885	16,322
Occupancy	40,469	39,353
Other selling general and administrative	92,496	32,812
Total Costs and Expenses	702,386	486,445

OPERATING LOSS	(702,386)	(486,445)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(9,750)	(2,332)
Interest expense	(11,815)	(11,758)
Other (Expense) - Net	(21,565)	(14,090)

NET LOSS	(723,951)	(500,535)

Add net loss attributable to noncontrolling interests in Omagine LLC	33,977	5,393

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(689,974)	$(495,142)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	16,936,153	15,080,792

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and Outstanding		Committed to be issued		Capital in		Noncontrolling
		$0.001 Par		$0.001 Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2012	14,369,041	$14,369	107,500	$107	$23,996,481	$(24,867,849)	$9,419	$(847,473)

Issuance of Common Stock committed to stockholder
relations agent for fees	107,500	107	(107,500)	(107)	-	-	-	-

Issuance of Common Stock for cash	100,000	100	-	-	124,900	-	-	125,000

Stock option expense	-	-	-	-	1,445,744	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	-	-	76,195	-	-	76,250

Stock options exercised by Director's Estate	4,000	4	-	-	2,716	-	-	2,720

Issuance of Common Stock for cash	71,162	71	-	-	74,929	-	-	75,000

Stock grant to consultant for services rendered	5,000	5	-	-	5,325	-	-	5,330

Stock grants to stockholder relation agents for fees	40,000	40	-	-	38,500	-	-	38,540

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	163,094	164	-	-	204,836	-	-	205,000

Stock grant to IT consultants for fees	19,988	20	-	-	18,169	-	-	18,189

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	-	-	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of
$15,812 of accounts payable	34,374	34	-	-	26,214	-	-	26,248

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	218,941	219	-	-	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	-	-	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	-	-	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	-	-	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on restricted
Common Stock sales	46,000	47	-	-	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	-	-	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	-	-	(9,010)	-	-	(9,020)

Stock Option expense	-	-	-	-	5,098,156	-	-	5,098,156

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	(53,669)	(53,669)

Net loss	-	-	-	-	-	(6,772,260)	-	(6,772,260)

Balances at December 31, 2014	16,878,119	16,878	-	-	33,864,254	(34,280,699)	(79,621)	(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	-	-	76,213	-	$-	76,250

Stock grant to consultant for services rendered	5,000	5	-	-	9,445	-	$-	9,450

Issuance of Common Stock for cash	206,281	206	-		219,794	-	$-	220,000

Stock Option expense	-	-	-	-	1,000	-	$-	1,000

Adjustments for noncontrolling interests in
Omagine LLC	-	-	-	-	-	-	$(33,977)	(33,977)

Net loss	-	-	-	$-	-	(689,974)	$-	(689,974)

Balances at March 31, 2015 (Unaudited)	17,125,883	$17,126	-	$-	$34,170,706	$(34,970,673)	$(113,598)	$(896,439)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(689,974)	$(495,142)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(33,977)	(5,393)
Depreciation and amortization	10,645	3,515
Stock-based compensation related to stock options	1,000	204,938
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $0 and $10,275 in 2015 and 2014 respectively, arising from grants to
service providers	-	10,275
Issuance of Common Stock for consulting fees	9,450	6,101
Excess of fair value of Common Stock issued to law firm in excess
of liability satisfied - charged to legal fees	-	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(28,130)	(26,910)
Accrued interest on notes payable	5,803	1,379
Accounts payable	41,906	(29,367)
Accrued officers' payroll	(52,792)	29,250
Accrued expenses and other current liabilities	(29,132)	5,387
Net cash flows used by operating activities	(688,951)	(209,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash flows used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(115,000)	-
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	-	(47,500)
Proceeds from sale of Common Stock	220,000	305,000
Net cash flows provided by financing activities	105,000	257,500

NET (DECREASE) INCREASE IN CASH	(583,951)	48,219

CASH BEGINNING OF PERIOD	1,113,679	19,723

CASH END OF PERIOD	$529,728	$67,942

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,100	$1,075

Interest paid	$4,675	$9,027

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of
liability satisfied - charged to legal fees	$-	$10,436

Issuance of Common Stock for consulting fees	$9,450	-

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

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 13, 2015.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2015 and December 31, 2014, cash includes approximately $4,200 and $11,200 respectively in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the three months ended March 31, 2015 and 2014 were $1,000 and $204,938, respectively. (See Note 7).

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

For the three months ended March 31, 2015 and 2014, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Three Months Ended
	March 31,
	2015	2014

Convertible Notes	150,884	139,884
Stock Options	3,265,000	2,315,000
Warrants	6,932,124	6,422,124
Total Common Shares Issuable	10,348,008	8,877,008

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

In July 2013, the FASB issued ASU 2013-11, ”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (”ASU 2013-11”), which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (”NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however early adoption is permitted as is a retrospective application. The adoption of ASU 2013-11 has not materially affected its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At March 31, 2015, the negative working capital of the Company was $937,094. Further, the Company incurred net losses of $689,974 and $6,772,260 for the three months ended March 31, 2015 and for the year ended December 31, 2014 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
	2015	2014
	(Unaudited)

Travel Advances	$7,000	$5,000

Prepaid office salaries (Muscat, Oman office)	-	780

Prepaid rent (Muscat Oman office)	26,910	-

	$33,910	$5,780

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	67,425	63,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	45,544	43,696
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	14,240	13,007
	$377,209	$370,429

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

Notes payable and accrued interest thereon due to YA consist of:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Due to YA in the original principal amount of $500,000 (which includes: (i) a $39,000 commitment fee, (ii) the 2013 YA Loan balance of $110,680, and (iii) $1,096 of pre-paid interest), interest at 10% per annum. The 2014 YA Loan is due in 12 monthly installments of principal ($50,000 in June 2014; $40,000 monthly July 2014 to September 2014; $35,000 monthly October 2014 to January 2015; $40,000 monthly February 2015 to April 2015; and $70,000 on April 22, 2015), plus interest.	$110,000	$225,000
Less: Unamortized debt discount at March 31, 2015 and December 31, 2014	(2,383)	(12,133)
Principal, net	107,617	212,867
Accrued interest	934	1,911
Total	$108,551	$214,778

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. (”YA”) pursuant to the SEDA.

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2015 issuances.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 5, 2015, Omagine contributed an aggregate of 36,483 restricted Common Shares at non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On February 23, 2015, Omagine paid a consultant 5,000 restricted Common Shares at the discounted valuation of $9,450.

On March 26, 2015, Omagine sold 6,281 restricted Common Shares to an accredited investor for proceeds of $10,000.

On March 26, 2015, Omagine sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $210,000.

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At March 31, 2015, there were 2,285,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan. At March 31, 2015, there were 990,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

A summary of Stock Option activity for the three months ended March 31, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Outstanding March 31, 2014	2,325,000	$1.73	1.25	$291,920

Exercisable at March 31, 2014	2,315,000	$1.73	1.23	$291,920

Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Outstanding March 31, 2015	3,275,000	$1.97	0.99	$400,670

Exercisable at March 31, 2015	3,275,000	$1.97	0.99	$400,670

Of the 3,275,000 Stock Options outstanding at March 31, 2015, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2015; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015(the “Third Extension”).

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

On March 28, 2014, Omagine granted to four persons an aggregate of 40,000 Stock Options exercisable at $1.80 per share and expiring on March 27, 2019. One such person is an Omagine independent director, one is an Omagine officer and two are consultants. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $51,914 of such estimated fair value was expensed in the year ended December 31, 2014, and $866 was expensed in the three months ending March 31, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the three months ended March 31, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at March 31, 2014	10,000	$1.80	4.30

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at March 31, 2015	-	-	-

Issued and outstanding Stock Options (all non-qualified) as of March 31, 2015 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2010	2,000	2,000	$0.51	June 30, 2015
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2015
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2015
Totals	3,275,000	3,275,000

A summary of information about Stock Options outstanding at March 31, 2015 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	6,000	$0.74	0.85	6,000	$0.74
$ 1.01 - $2.00	2,169,000	1.67	0.92	2,169,000	1.67
$ 2.01 - $3.00	1,100,000	2.56	1.14	1,100,000	2.56
Totals	3,275,000	$1.97	0.99	3,275,000	$1.97

As of March 31, 2015, there was $4,081 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $3,001 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of March 31, 2015 Omagine had 6,932,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	March 31,	December 31,
	2015	2014

U.S. federal net operating loss carry forwards	$5,215,000	$5,293,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,490,000	1,512,000
	6,705,000	6,805,000
Less: Valuation allowance	(6,705,000)	(6,805,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at March 31, 2015.

At March 31, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $14,900,000 expiring in various amounts from fiscal year 2017 to fiscal year 2035.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at March 31, 2015 and December 31, 2014.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2015 and which provides for an annual rental of $35,880. The Company’s rent expense for the three months ended March 31, 2015 and 2014 was $40,469 and $39,353, respectively.

At March 31, 2015, the future minimum lease payments under non-cancelable operating leases were $79,158 (all due in 2015).

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2015 and for the year ended December 31, 2014, Omagine has continued to accrue salary payable to its President on the basis of an annual salary of $125,000 and on April 24, 2014, Omagine paid its President $187,691 of such accrued officer’s payroll. At March 31, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its President of $315,672 and $310,464, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. For the three months ended March 31, 2015 and for the year ended December 31, 2014, Omagine partially paid and partially accrued officers’ compensation to its Vice President on the basis of an annual salary of $100,000. At March 31, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $138,575 and $171,575, respectively.

For the three months ended March 31, 2015 and for the year ended December 31, 2014, Omagine partially paid and partially accrued officers’ compensation to its Controller on the basis of an annual salary of $80,000. At March 31, 2015 and December 31, 2014, Omagine had unpaid accrued officers’ compensation due to its Controller of $130,883 and $155,883, respectively.

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

Omagine is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from Omagine subject to certain conditions including (i) Omagine filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) Omagine certifying to YA at the time of each Advance Notice that Omagine has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by Omagine in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the ”Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice, where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for a Common Share on such Trading Day.

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). The Company signed the Development Agreement for the Omagine Project with the Government of Oman on October 2, 2014. On March 15, 2015 the Development Agreement was ratified by the Ministry of Finance of Oman.

The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

Omagine LLC Development Agreement

On October 2, 2014, LLC, Omagine’s 60% owned subsidiary, signed the Development Agreement (the “DA”) with the Government of Oman (the “Government”) for the development in Oman by LLC of the Omagine Project (the “Execution Date”). The term of the DA is 20 years and the rights and obligations of the parties under the DA are conditional upon ratification of the DA by the Ministry of Finance of the Government (“Ratification”), which Ratification occurred on March 15, 2015. The March 15, 2015 date that the Minister of Finance signed the DA ratifying it is defined in the DA as the “Effective Date”. The continued legal effectiveness of the DA subsequent to Ratification is dependent only upon: (1) LLC’s delivery to the Government within twelve months from the Execution Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission within 8 months of the Execution Date to the Ministry of Tourism of a social impact assessment and the Government’s approval thereof within 12 months of the Execution Date, (3) the Government’s approval of the development control plan within 12 months of the Execution Date, and (4) the transformation of LLC into a joint stock company within 12 months of the Execution Date.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of March 31, 2015, Omagine has (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 116,000 Omani Rials ($301,600) of cash advances to LLC against the OMAG Final Equity Investment (See Note 11- Subsequent Events).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2015 and December 31, 2014 respectively, Omagine’s accounts payable included $14,012 and $13,603 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

On April 28, 2015, Omagine advanced an additional 14,000 Omani Rials ($36,400) to LLC. As of the date of this Report, Omagine has made cash advances against the OMAG Final Equity Investment to LLC totaling 130,000 Omani Rials ($338,000).

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Omagine, Inc. (“Omagine” or the ”Registrant”) was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all its operations through its 60% owned subsidiary Omagine LLC, an Omani limited liability corporation (“LLC”) and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”). Omagine, JOL and LLC are collectively referred to herein as the ”Company”.

In November 2009, Omagine and JOL organized LLC as a limited liability company under the laws of the Sultanate of Oman (”Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real-estate project in Oman named the “Omagine Project” (See “The Omagine Project” below).

Omagine and JOL initially capitalized LLC at 20,000 Omani Rials [$52,000] (the “OMAG Initial Equity Investment”) and Omagine’s 100% ownership of LLC was later reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: “The Shareholder Agreement / LLC Capital Structure” , below).

On October 2, 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.24 and 10.25 and “The Development Agreement and the Usufruct Agreement”, below).

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of unique tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

The number of shares of Omagine’s Common Stock (the “Common Shares”) issued and outstanding as of May 12, 2015 is 17,125,883.

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

Valuation Allowance for Deferred U.S. Tax Assets. The carrying value of deferred U.S. tax assets assumes that Omagine will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's prior estimates and assumptions. Now that the DA has been signed, management will re-evaluate such estimates and assumptions.

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

The Omagine Project

LLC has entered into a Development Agreement (the “DA”) with the Government of Oman (the “Government”) with respect to the development in Oman by LLC of the Omagine Project - a mixed-use tourism and residential real estate project which is expected to take more than five years to complete. The DA was signed by the Minister of Tourism on behalf of the Government on October 2, 2014 and was ratified by the Ministry of Finance (“MOF”) of Oman on March 11, 2015. The Usufruct Agreement (“UA”), which is the land agreement and is an exhibit to and part of the DA has been separately signed by the Minister of Tourism in late April 2015 after which it has been officially transmitted to the Ministry of Housing (“MOH”) of Oman for signature by the Minister of Housing.  Our present understanding from our attorney’s recent conversations with MOT is that the MOH will then notify LLC to come to the MOH to sign the UA on behalf of LLC and then register it with the MOH and pay the appropriate registration fee therefor. (See: “The Development Agreement and the Usufruct Agreement”, below).

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

The Government of Oman signed the Development Agreement with LLC on October 2, 2014 (the “Execution Date”). The DA was ratified by the MOF on March 11, 2015. The DA defines: (i) the “Effective Date”, as the date Ratification occurs (although there is an ongoing discussion to change that definition to the date the UA is registered); (ii) the “Minimum Build Obligation” or “MBO”, as the substantial completion of the construction of the seven Pearl buildings and one hotel building; and (iii) the “MBO Completion Date”, as the date such substantial completion of the MBO is achieved.

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

After ratification of the DA by the MOF on March 11, 2015, LLC received verbal confirmation that the Usufruct Agreement was signed by the Minister of Tourism in late April 2015 and that the UA was officially transmitted to the Ministry of Housing (“MOH”) for signature by the Minister of Housing. LLC is awaiting notification from the MOH to have LLC sign and register the UA. The date upon which the registration of the UA at the MOH (and payment of the appropriate registration fee therefor) is accomplished (the “Registration Date”), is the date when the process whereby control of the Project Land is transferred from the Government to Omagine LLC is completed.

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

The Payment-In-Kind (“PIK”)Valuation:

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

Financing / Phase One Activities / The Financing Agreement Date:

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

Subject to the necessary financial resources becoming available to Omagine, the Company presently intends to finance the Pre-Design Phase Activities and trigger the Financing Agreement Date by exerting its best efforts to organize and arrange the Pre-Design Phase Financing as described above. No assurance however can be given at this time (i) as to whether such necessary financial resources required to make such secured loan to LLC will be available to Omagine, or (ii) if the Company will be successful in arranging such Pre-Design Phase Financing. Management is also exploring additional financing mechanisms to facilitate the initiation of its fast-track development strategy and the financing of the Pre-Design Phase Activities. (See: “Design, Engineering, Content Development and Construction” below).

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

As previously disclosed (i) LLC has held discussions with and received letters of interest and “comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region including three banks in Oman, and (ii) LLC has a longstanding relationship with Bank Muscat SAOG (“BankMuscat”) which is 30% owned by RCA and is the largest financial institution in Oman. It is likely that LLC will nominate an Omani bank to be either its Financial Adviser or a joint-venture partner with its Financial Adviser with respect to the syndication by such Financial Adviser with various banks and financial institutions (the “Lenders”) of the debt financing (the “Construction Financing”) that Omagine LLC will require for the development and construction of the Omagine Project. The amount of Construction Financing debt owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any sales of additional capital stock by LLC, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real-estate to third parties. The maximum amount of such Construction Financing debt presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $300 million and $500 million.

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

Sale prices and rental rates for l in other integrated tourism projects in the Muscat area of Oman have recovered and are increasingly strengthening. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent robust, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is brisk and continues to improve.

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

Pursuant to the DA and UA, LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the Project Land it sells to third party purchasers. LLC has recently retained expert real estate valuation firms to appraise and value the land constituting the Omagine Site. Two such internationally recognized land valuation firms have completed their valuation and the Company plans to disclose the valuation following the execution and Registration of the Usufruct Agreement at the Ministry of Housing. (See: “The Development Agreement and The Usufruct Agreement” and “The Payment-In-Kind (“PIK”) Valuation” above).

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

Otherwise LLC will have to wait until the closing of the first Syndicated Financing Agreement and the receipt of its first tranche of debt financing along with receipt from the New Shareholders of the $69,233,125 New Shareholder Deferred Cash Investment in order to have the financing necessary to perform the more extensive Initial Design Work and Initial Construction Activities contemplated by the presently desired larger scope of the Pre-Design Phase Activities. The DA was signed on October 2, 2014 and since that time LLC management has been exploring additional financing mechanisms and opportunities to provide LLC with the financing necessary for it to promptly undertake and execute the largest possible scope of the Pre-Design Phase Activities. Such contemplated financing mechanisms may, under certain circumstances, coincidently accelerate the occurrence of the Financing Agreement Date and thereby accelerate the receipt by LLC of the $69,233,125 New Shareholder Deferred Cash Investment. There cannot be any assurance that we will be able to obtain any financing. (See: “Financing / Pre-Design Phase Activities / The Financing Agreement Date” above).

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker Corporation (“Baker”) as its Program Manager and Project Manager. Baker is in the business of providing program and project management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that, subject to the approval of the LLC shareholders, LLC will execute an agreement with Baker. Omagine had a contingent obligation to pay Baker an additional fee of $72,000 for past services if and when the DA was signed by the Government and LLC and ratified by the MOF. The DA was signed on October 2, 2014, the Ratification occurred on March 11, 2015 (the “Effective Date”) and such contingent fee is now due and payable. Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of engineering and design, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. The Company believes it maintains a good working business relationship with Baker but recognizes that there are presently many such highly reputable program and project management companies available and operating in Oman. Baker was recently acquired by Integrated Mission Solutions LLC. What effect, if any, this acquisition will have on LLC’s or Baker’s plans to engage Baker as LLC’s Program Manager and Project Manager is unknown at this time. The Company is confident that Baker’s inability or unwillingness to perform or the loss of Baker’s services altogether, (none of which circumstances are presently anticipated by or known to the Company), would not have any adverse impact on its or LLC’s business or operations.

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

Subject to the approval of its shareholders and to negotiating and agreeing to the CCC Oman Contract, LLC presently intends to hire CCC-Oman as the General Contractor for the construction of the Omagine Project. CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project. The Company presently expects that the First Draft Construction Contract will be completed in May 2015 and such CCC-Oman Contract will be approved by the LLC shareholders and signed by LLC and CCC-Oman before June 30, 2015. (See: “The CCC-Oman Contract”, above).

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

THREE MONTHS ENDED March 31, 2015 vs.

THREE MONTHS ENDED March 31, 2014

The Company did not generate any revenue or incur any cost of sales for the three months ended March 31, 2015 and 2014. The Company is relying on Omagine LLC's operations for the Company's future revenue generation. Management is presently examining other possible sources of revenue for the Company which, subject to the Development Agreement being executed by Omagine LLC and the Government on October 2, 2014, may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $702,386 during the three months ended March 31, 2015 compared to $486,445 during the three months ended March 31, 2014. This $215,941 (44%) increase in SG&A Expenses was attributable to the following expense categories, travel ($122,563) consulting fees including stock based compensation ($101,647), other selling, general and administrative costs ($59,684), professional fees, including stock based compensation ($37,436), and occupancy costs ($1,116), offset by decreases in officers and directors compensation including stock based compensation ($106,505).

The Company sustained a net loss of $689,974 for the three months ended March 31, 2015 compared to a net loss of $495,142 for the three months ended March 31, 2014. This $194,832 (39%) increase in the Company's net loss for the three months ended March 31, 2015 compared to its net loss for the three months ended March 31, 2014 was principally attributable to the $215,941 increase in SG&A Expenses mentioned above, a $57 increase in interest expense, and a $7,418 increase in amortization of debt discount offset by the $28,584 increase in net loss attributable to noncontrolling interests in Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $689,974 and $495,142 in the three months ended March 31, 2015 and 2014, respectively. During the three month period ended March 31, 2015, the Company had a decrease in cash of $583,951 resulting from the negative cash flow of $688,951 from its operating activities being offset by the positive cash flow of $105,000 from its financing activities. Financing activities during the three months ended March 31, 2015 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $220,000, offset by three monthly installments totaling $115,000 paid on the $500,000 Note.

The Company had no capital expenditures for the three months ended March 31, 2015.

At March 31, 2015, the Company had $563,638 in current assets, consisting of $529,728 of cash and $33,910 of prepaid expenses. The Company's current liabilities at March 31, 2015 totaled $1,500,732 consisting of $377,209 of convertible notes payable and accrued interest, $108,551 of note payable and accrued interest, $429,842 of accounts payable and accrued expenses and $585,130 in accrued officers’ payroll at March 31, 2015. At March 31, 2015 the Company had a working capital deficit of $937,094 compared to a working capital deficit of $520,738 at December 31, 2014. Fifty-three percent (53%) of the $1,500,732 of current liabilities at March 31, 2015 ($808,059) is due and owing to officers and/or directors.

The $416,356 increase in the Company's working capital deficit at March 31, 2015 compared to December 31, 2014 is attributable to a $28,130 increase in prepaid items, a $583,951 decrease in cash, and a $139,465 decrease in current liabilities. The Company’s liabilities at March 31, 2015 decreased compared to December 31, 2014 due to decreases of $106,227 in notes payable and accrued interest and decreases of $52,792 in accrued officers payroll offset by increases of $12,774 in accounts payable and accrued expenses and other current liabilities and by increases of $6,780 on accrued interest on convertible notes payable.

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

Since the DA is now signed, any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount in excess of $9 million. (See: “Warrants, Financial Advisor, and The Shareholder Agreement / LLC Capital Structure, Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

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

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary but as of the date of this Report, no Common Shares were sold to YA pursuant to the 2014 SEDA.

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

As of the date of this Report, Omagine has fully repaid the 2014 YA Loan.

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

The Company is considering several financing methods which would trigger the Financing Agreement Date and thereby also trigger the obligation of the New Shareholders to invest the 26,628,125 Omani Rial ($69,233,125) New Shareholder Deferred Cash Investment into LLC. Financing structures under consideration to facilitate the execution of the maximum scope of Pre-Design Phase Activities include, but are not limited to, the sale to non-U.S. investors of (i) unsecured mandatory-convertible LLC promissory notes and/or (ii) shares of LLC presently owned by Omagine followed by a loan from Omagine to LLC. The Company does not have any definitive agreements with respect to the aforementioned financing methods and there cannot be any assurance that the Company will be able to obtain any financing. (See: “Financing / Pre-Design Phase Activities / The Financing Agreement Date” above).

The PIK investment by RCA into LLC will be perfected concurrent with the Registration of the Usufruct Agreement at the Ministry of Housing. The valuation of the PIK has been determined by two specialist real-estate valuation companies engaged by LLC in accordance with the requirements of the RICS. The capital of LLC will likely be increased further when the non-cash valuation of the PIK is recorded as a capital investment into LLC.

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

ii.	at LLC through a combination of invested capital, Pre-Design Phase Financing, syndicated bank financing, loans from Omagine and the sale or sales of additional LLC equity or debt instruments (See: “The Shareholder Agreement / LLC Capital Structure” and “Financing/Pre-Design Phase Activities / The Financing Agreement Date”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A- Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the three month period ended March 31, 2015.

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

OMAGINE, INC. (Registrant)

Dated: May 13, 2015	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 13, 2015	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer

