Form 10-Q
period 2015-06-30
Omagine, Inc.
filed 2015-08-19
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

☐ Yes ☒ No

As of August 18, 2015, the Registrant had outstanding 17,394,022 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM  1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$227,339	$1,113,679
Receivable from exercise of 158,228 Tempest Warrants
at $1.58 per share (collected July 2, 2015)	$250,000	$—
Prepaid expenses and other current assets	20,960	5,780
Total Current Assets	498,299	1,119,459

PROPERTY AND EQUIPMENT:

Office and computer equipment	160,002	153,604
Less accumulated depreciation and amortization	(146,252)	(144,036)
Total Property and Equipment	13,750	9,568

OTHER ASSETS	30,228	31,982

TOTAL ASSETS	$542,277	$1,161,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$384,066	$370,429
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $45,833 and $12,133, respectively)	459,920	214,778
Accounts payable	296,632	257,736
Accrued officers payroll	377,349	637,922
Accrued expenses and other current liabilities	129,269	159,332
Total Current Liabilities	1,647,236	1,640,197
Long Term Liabilities	—	—

TOTAL LIABILITIES	1,647,236	1,640,197

STOCKHOLDERS' DEFICIT

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	—	—

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
17,394,022 shares in 2015 and 16,878,119 in 2014	17,394	16,878
Capital in excess of par value	34,554,959	33,864,254
Deficit	(35,520,282)	(34,280,699)
Total Omagine, Inc. stockholders' deficit	(947,929)	(399,567)
Noncontrolling interests in Omagine LLC	(157,030)	(79,621)

Total Stockholders' Deficit	(1,104,959)	(479,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$542,277	$1,161,009

 See accompanying notes to consolidated financial statements.

   OMAGINE, INC. AND  SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE:
Total revenue	$—	$—	$—	$—

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $135, $96,452, $76,520 and $296,842, respectively)	93,885	173,952	264,020	450,592
Professional fees (includes stock-based compensation of
$0, $0, $0 and $10,436, respectively)	77,912	78,563	133,019	96,234
Consulting fees (including stock-based compensation
of $13,365, $100,330, $11,181 and $197,504, respectively)	125,762	129,245	331,055	232,892
Commitment fees (all stock-based compensation)	—	150,000	—	150,000
Travel	167,709	41,318	306,594	57,640
Occupancy	38,267	37,636	78,736	76,989
Other selling general and administrative	68,568	55,185	161,066	87,997
Total Costs and Expenses	572,103	665,899	1,274,490	1,152,344

OPERATING LOSS	(572,103)	(665,899)	(1,274,490)	(1,152,344)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(6,550)	(18,367)	(16,300)	(20,699)
Interest expense	(14,387)	(17,948)	(26,202)	(29,706)
Other (Expense) - Net	(20,937)	(36,315)	(42,502)	(50,405)

NET LOSS	(593,040)	(702,214)	(1,316,992)	(1,202,749)

Add net loss attributable to noncontrolling interests in Omagine LLC	43,432	23,930	77,409	29,323

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(549,608)	$(678,284)	$(1,239,583)	$(1,173,426)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.07)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	17,191,539	16,239,569	17,063,846	15,660,180

 See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and Outstanding		Committed to be issued
					Capital in		Noncontrolling
		$0.001 Par		$0.001 Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2012	14,369,041	$14,369	107,500	$107	$23,996,481	$(24,867,849)	$9,419	$(847,473)

Issuance of Common Stock committed to stockholder
relations agent for fees	107,500	107	(107,500)	(107)	—	—	—	—

Issuance of Common Stock for cash	100,000	100	—	—	124,900	—	—	125,000

Stock option expense	—	—	—	—	1,445,744	—	—	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	—	—	76,195	—	—	76,250

Stock options exercised by Director's Estate	4,000	4	—	—	2,716	—	—	2,720

Issuance of Common Stock for cash	71,162	71	—	—	74,929	—	—	75,000

Stock grant to consultant for services rendered	5,000	5	—	—	5,325	—	—	5,330

Stock grants to stockholder relation agents for fees	40,000	40	—	—	38,500	—	—	38,540

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	163,094	164	—	—	204,836	—	—	205,000

Stock grant to IT consultants for fees	19,988	20	—	—	18,169	—	—	18,189

Adjustments for noncontrolling interests in
Omagine LLC	—	—	—	—	—	—	(35,371)	(35,371)

Net loss	—	—	—	—	—	(2,640,590)	—	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	—	—	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of
$15,812 of accounts payable	34,374	34	—	—	26,214	—	—	26,248

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	218,941	219	—	—	309,781	—	—	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	—	—	149,914	—	—	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	—	—	76,177	—	—	76,250

Issuance of Common Stock for cash	1,004,629	1,004	—	—	1,486,096	—	—	1,487,100

Issuance of Common Stock for finders' fees on restricted
Common Stock sales	46,000	47	—	—	76,121	—	—	76,168

Exercise of Tempest Warrants	490,000	490	—	—	663,010	—	—	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	—	—	(9,010)	—	—	(9,020)

Stock Option expense	—	—	—	—	5,098,156	—	—	5,098,156

Adjustments for noncontrolling interests in
Omagine LLC	—	—	—	—	—	—	(53,669)	(53,669)

Net loss	—	—	—	—	—	(6,772,260)	—	(6,772,260)

Balances at December 31, 2014	16,878,119	16,878	—	—	33,864,254	(34,280,699)	(79,621)	(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	—	—	76,213	—	—	76,250

Stock grant to consultant for services rendered	5,000	5	—	—	9,445	—	—	9,450

Issuance of Common Stock for cash	206,281	206	—		219,794	—	—	220,000

Issuance of Common Stock to an Executive Officer in payment of
salaries payable	100,000	100			119,900			120,000

Stock Options exercised by former Director	2,000	2			1,018			1,020

Exercise of Tempest Warrants	158,228	158			249,842			250,000

Issuance of Common Stock for Finders' fees on restricted Common Stock
sales on the exercise of Tempest Warrants	7,911	8			12,492			12,500

Stock Option expense	—	—	—	—	2,001	—	—	2,001

Adjustments for noncontrolling interests in
Omagine LLC	—	—	—	—	—	—	(77,409)	(77,409)

Net loss	—	—	—	—	—	(1,239,583)	—	(1,239,583)

Balances at June 30, 2015 (Unaudited)	17,394,022	$17,394	—	$—	$34,554,959	$(35,520,282)	$(157,030)	$(1,104,959)

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,239,583)	$(1,173,426)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(77,409)	(29,323)
Depreciation and amortization	18,516	23,065
Stock-based compensation related to stock options	2,001	371,653
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $0 and $10,275 in 2015 and 2014 respectively, arising from grants to
service providers	—	10,275
Issuance of Common Stock for finders' fees on restricted Common
Stock sales	12,500	36,168
Issuance of Common Stock for consulting fees	9,450
Excess of fair value of Common Stock issued to law firm in excess
of liability satisfied - charged to legal fees	—	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees		150,000
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	(13,426)	(17,940)
Accrued interest on convertible notes payable	17,479	10,871
Accounts payable	38,896	(45,730)
Accrued officers' payroll	(140,573)	(142,190)
Accrued expenses and other current liabilities	(30,063)	(1,123)
Net cash flows used by operating activities	(1,325,962)	(721,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,398)	—
Net cash flows used by investing activities	(6,398)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of 2014 note payable to YA Global
Master SPV, Ltd. net of $39,000 commitment fee		461,000
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(225,000)	(50,000)
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	—	(175,000)
Proceeds of issuance of 2015 note payable to YA Global Master
SPV, Ltd. net of $50,000 commitment fee	450,000
Proceeds from sale of Common Stock	220,000	952,100
Proceeds from exercise of stock options	1,020	—
Net cash flows provided by financing activities	446,020	1,188,100

NET (DECREASE) INCREASE IN CASH	(886,340)	467,086

CASH BEGINNING OF PERIOD	1,113,679	19,723

CASH END OF PERIOD	$227,339	$486,809

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,897	$1,075

Interest paid	$6,032	$16,113

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of
liability satisfied - charged to legal fees	$—	$10,436

Issuance of Common Stock to an Executive Officer in payment of
salaries payable	$120,000	—

Receivable from exercise of 158,228 Tempest Warrants at $1.58 per
share (collected July 2, 2015)	$250,000	—

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. Initial planning and design activities have begun but significant development and construction operations at LLC are subject to completing financing arrangements for LLC and the Omagine Project (See Note 9).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2015 and December 31, 2014, cash included approximately $71,100 and $11,200 respectively in an Oman bank account not covered by FDIC insurance.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the six months ended June 30, 2015 and 2014 was $2,001 and $371,653, respectively. (See Note 7).

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

For the six months ended June 30, 2015 and 2014, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Six Months Ended
	June 30,
	2015	2014

Convertible Notes	153,626	142,627
Stock Options	3,273,000	2,315,000
Warrants	6,773,896	7,422,124
Total Common Shares Issuable	10,200,522	9,879,751

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
ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred thirty thousand (130,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and its investment arm, and
2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

LLC Shareholder	Percent Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity's ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRS (which emphasize management's responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. This ASU 2014-15 is effective for annual periods ending after December 16, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that this pronouncement will have a material impact on our financial statement disclosures.

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

In July 2013, the FASB issued ASU 2013-11, ”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (”ASU 2013-11”), which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (”NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company adopted this new standard on a prospective basis in the first interim reporting period of fiscal 2015. The adoption of ASU 2013-11 has not materially affected its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - GOING CONCERN AND LIQUIDITY

At June 30, 2015, the negative working capital of the Company was $1,148,937. Further, the Company incurred net losses of $1,239,583 and $6,772,260 for the six months ended June 30, 2015 and for the year ended December 31, 2014 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Travel Advances	$2,000	$5,000
Prepaid office salaries (Muscat, Oman office)	–	780
Receivable from exercise of stock options	1,020
Prepaid rent (Muscat, Oman office)	17,940	–
Total	$20,960	$5,780

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	71,165	63,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	47,415	43,696
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	15,486	13,007
Total	$384,066	$370,429

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV, LTD.

In July 2013, Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid off the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 Omagine paid off the 2014 YA Loan balance and the accrued interest thereon. On May 20, 2015, Omagine borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	June 30,	December 31,
	2015	2014
	(Unaudited)
2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016) and interest.	$500,000	$—
2014 YA Loan - interest at 10% per annum, due and repaid in monthly installments of principal and interest through April 2015		225,000
Less: Unamortized debt discount at June 30, 2015 and December 31, 2014	(45,833)	(12,133)
Principal, net	454,167	212,867
Accrued interest	5,753	1,911
Total	$459,920	$214,778

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. (”YA”) pursuant to the SEDA.

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2015 issuances.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On May 16, 2015, Omagine sold 100,000 Common Shares to an officer and director for proceeds of $120,000.

On June 29, 2015, the Non-US investor (described below in connection with a June 24, 2014 transaction) exercised 158,228 Tempest Warrants at an exercise price of $1.58 for proceeds of $250,000 (which was collected July 2, 2015).

On June 29, 2015, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 158,228 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,911 restricted Common Shares valued at $12,500.

On June 30, 2015, a former director exercised 2,000 stock options for proceeds of $1,020 which was collected July 2, 2015.

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine, Inc. Stock Option Plan (the “2003 Plan”). The 2003 Plan expired on August 31, 2013. On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine, Inc. Stock Option Plan (the “2014 Plan”).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of Omagine and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in Omagine through the issuance of stock options (“Stock Options”) to purchase Common Shares.

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At June 30, 2015, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan. At June 30, 2015, there were 990,000 unexpired Stock Options issued but unexercised under the 2014 Plan.

A summary of Stock Option activity for the six months ended June 30, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	—
Outstanding June 30, 2014	2,325,000	$1.73	0.99	$44,820

Exercisable at June 30, 2014	2,315,000	$1.73	0.98	$44,820

Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51	—	—
Outstanding June 30, 2015	3,273,000	$1.97	0.74	$1,701,790

Exercisable at June 30, 2015	3,273,000	$1.97	0.74	$1,701,790

Of the 3,273,000 Stock Options outstanding at June 30, 2015, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2015; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”). (See Note 11).

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

On March 28, 2014, Omagine granted to four persons an aggregate of 40,000 Stock Options exercisable at $1.80 per share and expiring on March 27, 2019. One such person is an Omagine independent director, one is an Omagine officer and two are consultants. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $51,914 of such estimated fair value was expensed in the year ended December 31, 2014, and $1,731 was expensed in the six months ended June 30, 2015.

On June 30, 2015, a former Omagine director exercised 2,000 stock options at $0.51 per share.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the six months ended June 30, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at June 30, 2014	10,000	$1.80	4.30

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at June 30, 2015	—	—	—

Issued and outstanding Stock Options (all non-qualified) as of June 30, 2015 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2015
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2015
Totals	3,273,000	3,273,000

A summary of information about Stock Options outstanding at June 30, 2015 is as follows:

Stock Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	4,000	$0.85	0.89	4,000	$0.85
$ 1.01 - $2.00	2,169,000	1.67	0.67	2,169,000	1.67
$ 2.01 - $3.00	1,100,000	2.56	0.89	1,100,000	2.56
Totals	3,273,000	$1.97	0.74	3,273,000	$1.97

As of June 30, 2015, there was $3,081 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $2,001 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of June 30, 2015 Omagine had 6,773,896 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014, a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000 which was collected July 2, 2015. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding as of the date of this report.

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

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015 and again on January 5, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a fourth time to December 31, 2015. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on December 31, 2015 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders. (See Note 11).

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	June 30,	December 31,
	2015	2014

U.S. federal net operating loss carry forwards	$5,385,000	$5,293,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,538,000	1,512,000
	6,923,000	6,805,000
Less: Valuation allowance	(6,923,000)	(6,805,000)
Total	$—	$—

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at June 30, 2015.

At June 30, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $15,385,000 expiring in various amounts from fiscal year 2017 to fiscal year 2035.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at June 30, 2015 and December 31, 2014.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2015 and which provides for an annual rental of $35,880. The Company’s rent expense for the six months ended June 30, 2015 and 2014 was $78,736 and $76,989, respectively.

At June 30, 2015, the future minimum lease payments under non-cancelable operating leases were $52,772 (all due in 2015).

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its payroll for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. At June 30, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its President of $107,891 and $310,464, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its payroll for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll. At June 30, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $138,575 and $171,575, respectively.

On January 1, 2015 the Company recommenced its payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At June 30, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its Controller of $130,883 and $155,883, respectively.

Contingent Fee Payment Obligation

Depending on circumstances, LLC may execute an agreement with Michael Baker Corporation (”Baker”) to engage Baker as its Program Manager and/or Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its prior compensation agreement with Baker, Omagine agreed that when and if LLC signed a DA with the Government of Oman, then, and only then, Omagine would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”). The payment to Baker of the Contingent Fee is not conditional upon the execution of the PM Contract. Omagine became obligated to pay Baker the Contingent Fee concurrent with the Ratification of the DA by the Ministry of Finance of Oman on March 11, 2015 (See Note 9).

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

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). The Company signed the Development Agreement for the Omagine Project with the Government of Oman on October 2, 2014. On March 11, 2015, the Development Agreement was ratified by the Ministry of Finance of Oman. On July 1, 2015, LLC and the Government entered into a Usufruct Agreement. (See “Omagine LLC Development Agreement” below and Note 11 - Subsequent Events).

The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

Omagine LLC Development Agreement

On October 2, 2014 (the “Execution Date”), Omagine LLC, Omagine’s 60% owned subsidiary, signed the Development Agreement (the “DA”) with the Government of Oman for the development in Oman by LLC of the Omagine Project. The term of the DA is 20 years and the rights and obligations of the parties under the DA were conditional upon ratification of the DA by the Ministry of Finance of the Government (“Ratification”), which Ratification occurred on March 11, 2015 (the “Effective Date”). On July 1, 2015, the Government and LLC entered into the Usufruct Agreement (“UA”). The DA and the UA grant LLC certain rights over the land constituting the Omagine Site (including the right to sell the land). The term of the UA is 50 years (renewable) commencing from the Effective Date. (See Note 11 – Subsequent Events). The DA specifies that the initial 5 year period commencing on the Effective Date shall be a rent free period and that the Annual Usufruct Rent thereafter will be based on the built but unsold commercial area only of the Omagine Project (approximately 150,000 sq. meters) or approximately 45,000 Omani Rials ($117,000) per year based on the current Annual Usufruct Fee of 0.30 Omani Rials ($0.78) per square meter. The UA (and the DA terms relevant to the UA) will survive the expiration of the term of the DA.

The DA specifies certain dates from which time periods for the execution by Omagine of various tasks are to be measured (the “Measurement Dates”). Pursuant to the DA these Measurement Dates were the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015. On July 2, 2015 the Government agreed in writing that the Measurement Dates have changed into a single Measurement Date for the execution by Omagine of such various tasks enumerated in the DA which is now July 1, 2015. The continued legal effectiveness of the DA subsequent to the July 1, 2015 Measurement Date is dependent only upon: (1) LLC’s delivery to the Government within twelve months from the Measurement Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission within 8 months of the Measurement Date to the Ministry of Tourism of a social impact assessment and the Government’s approval thereof within 12 months of the Measurement Date, (3) the Government’s approval of the development control plan within 12 months of the Measurement Date, and (4) the transformation of LLC into a joint stock company within 12 months of the Measurement Date.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) within 5 years of the Measurement Date (the “MBO Completion Date”). Any material breach by LLC of its obligation to perform the Minimum Build Obligations would constitute an event of default under the DA. For example, should LLC consistently exceed MBO milestone dates, the Government has the right to terminate the DA under the default provisions of the DA. The DA also specifies that the principal construction contracts should be executed within one year of the Measurement Date. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur over 60 days after the milestone date. The DA provides that the Government is required to grant reasonable requests for the extension of the terms of the DA in such circumstances.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of June 30, 2015, Omagine has (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 180,000 Omani Rials ($468,000) of cash advances to LLC against the OMAG Final Equity Investment.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At June 30, 2015 and December 31, 2014 respectively, Omagine’s accounts payable included $12,410 and $13,603 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

Signing and Registration of Usufruct Agreement

On July 1, 2015, LLC and the Government of Oman signed the Usufruct Agreement (“UA”) which granted LLC certain rights over 245 acres of beachfront land comprising the Omagine Site, which rights include the right to sell such land on a freehold basis (the “Usufruct Rights”). In connection with the signing of the UA and pursuant to the DA, a Usufruct Agreement registration fee based on the Annual Usufruct Rent (as such term is defined in the DA) of OMR 20,250 (approximately $52,650) was paid by LLC to the Government.

On July 2, 2015, The UA was registered by the Government of Oman, which legally evidences LLC’s ownership of the Usufruct Rights over the land to be utilized by LLC for the development of the “Omagine Project,” a mixed use tourism and residential project in Oman, which will be governed by the DA that LLC had previously signed with the Government on October 2, 2014.

Valuation of Usufruct Rights

Between November 2014 and January 2015, LLC engaged the services of three independent real estate valuation companies to value LLC’s rights under the UA. All three valuations for such Usufruct Rights were conducted in accordance with the professional standards specified by the Royal Institute of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Usufruct Rights valuations by the three independent firms was 276,666,667 Omani Rials ($718,614,000).

Accounting for the Usufruct Rights

In order to properly record the Usufruct Rights valuation in its financial statements, LLC is presently consulting with its IFRS accounting consultant before definitively determining the correct method of reflecting the $718,614,000 average value of its Usufruct Rights in its IFRS compliant financial statements. Only after the IFRS methodology for LLC is resolved will the Company address and resolve how the Usufruct Rights will be recorded in the Company’s consolidated financial statements in accordance with USGAAP.

Extension of Expiration Dates of Strategic Warrants and Strategic Options

On August 12, 2015, pursuant to a Board of Directors resolution the Company extended the expiration date of the 6,442,124 Strategic Warrants from December 31, 2015 to December 31, 2016.

On August 12, 2015, the expiration date of the 1,965,000 fully vested Strategic Options issued in January 2012 was extended from December 31, 2015 to December 31, 2016 (the “Fourth Extension”). The $915,493 estimated fair value of the Fourth Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.91 share price, (ii) 366 day term, (iii) 147% expected volatility, (iv) 0.32% (366 day term) risk free interest rate and will be expensed in full in the third quarter of the fiscal year ending December 31, 2015.

On August 12, 2015, the expiration date of the 950,000 fully vested Strategic Options issued in December 2014 was extended from December 31, 2015 to December 31, 2016. The $541,215 estimated fair value of this extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.91 share price, (ii) 366 day term, (iii) 147% expected volatility, (iv) 0.32% (366 day term) risk free interest rate and will be expensed in full in the third quarter of the fiscal year ending December 31, 2015.

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

Omagine and JOL initially capitalized LLC at 20,000 Omani Rials [$52,000] and Omagine’s 100% ownership of LLC was later reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: “The Shareholder Agreement / LLC Capital Structure”, below).

On October 2, 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.24 and 10.25 and “The Development Agreement and the Usufruct Agreement”, below).

As of the date hereof, in order to bring the Omagine Project into existence, Omagine has expended in excess of $15 million of Pre-Development Expenses through the October 2, 2014 DA signing date which are not recorded as capital on LLC’s financial statements (See: Pre-Development Expense Amount”, below).

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of unique tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

The number of shares of Omagine’s Common Stock (the “Common Shares”) issued and outstanding as of August 18, 2015 is 17,394,022.

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

Revenue Recognition. The method of revenue recognition at LLC will be determined by management when it becomes likely that LLC will begin generating revenue.

Valuation of Usufruct Rights. LLC is the owner of Usufruct Rights over approximately 245 acres of beachfront land in Oman. In order to establish the value of this intangible asset, LLC engaged the services of three independent expert land valuation firms (See: Exhibits 10.32, 10.33 and 10.34). LLC management has determined to use the average of the three valuations received from such expert firms as the carrying value for its Usufruct Rights. The value of the Usufruct Rights will be re-valued on an annual basis.

Valuation Allowance for Deferred U.S. Tax Assets. The carrying value of deferred U.S. tax assets assumes that Omagine will not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's prior estimates and assumptions. Now that the development of the Omagine Project has begun, management expects to re-evaluate such estimates and assumptions within the Company’s next fiscal year.

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

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project which is expected to take more than five years to complete and which will be developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport (the “Omagine Site”). The Omagine Project will require substantial financing to complete (See: “The Shareholder Agreement / LLC Capital Structure” and “Financial Advisor”, below).

The Omagine Project is planned to be an elegant integration of cultural, scientific, heritage, entertainment and residential components, including: seven pearl shaped (20 meter diameter) buildings (the “Pearls”) located along an open air boardwalk (which is expected by the Company to become a “Landmark” for the Sultanate of Oman) with associated entertainment exhibitions; an amphitheater and stage; green landscaped spaces; a canal; an enclosed harbor and marina; boat slips and docking facilities; retail shops; a variety of restaurants, cafes and entertainment venues; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand residences to be developed for sale by LLC.

Non-Omani persons are not permitted to purchase land in Oman unless such land is located within an Integrated Tourism Project (“ITC”). The Government has designated the Omagine Project as an ITC and has issued a license (an “ITC License”) to LLC thereby permitting the sale by LLC to any person, including any non-Omani person of the freehold title to the land within the Omagine Project (the “Project Land”) and to properties developed on such Project Land. The Omagine Project will contain significant hotel, retail, commercial, and entertainment elements and accordingly LLC’s business operations will encompass real estate development, hospitality, entertainment and property management sectors.

The Development Agreement and the Usufruct Agreement

The DA with respect to the development of the Omagine Project was signed by LLC and the Government on October 2, 2014 (the “Execution Date”) and was ratified by the Government on March 11, 2015 (the “Effective Date”). The Usufruct Agreement (“UA”), which is the land agreement memorializing LLC’s rights over the Project Land (the “Usufruct Rights”) was separately signed by LLC and the Government on July 1, 2015 (the “UA Date”). On July 2, 2015, the UA was registered with the Government thereby completing the transfer of control of the Project Land to LLC and perfecting Omagine’s legal ownership of the Usufruct Rights. (See: Exhibits 10.28 and 10.29).

Pursuant to the DA, the time periods for the execution by Omagine of certain tasks are measured either from the Execution Date or the Effective Date. On July 2, 2015, the Government confirmed in writing its agreement with LLC that all such time periods are now measured from the UA Date of July 1, 2015. (See Exhibits 10.30 and 10.31).

The DA and UA are the contracts that govern the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the Project Land, and the Government’s and LLC’s rights and obligations with respect to the Omagine Project. In the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA control (See Exhibits 10.24, 10.25, 10.28 and 10.29). The term of the UA is fifty (50) years from July 2, 2015 (the “Usufruct Term”) and such Usufruct Term is renewable for an additional period upon the agreement of the parties.

The DA defines: (i) the “Minimum Build Obligation” or “MBO”, as the substantial completion of the construction of the seven Pearl buildings and one hotel building; and (ii) the “MBO Completion Date”, as the date such substantial completion of the MBO is achieved. The DA requires LLC to substantially complete the MBO within five (5) years of the UA Date, as such time period may be amended or extended per the DA. The five (5) year time period allocated to complete the MBO begins on the UA Date and the term of the DA is for 20 years after the UA Date.

Since the Execution Date, management has initiated a fast-track development strategy and has undertaken many required development activity efforts (See: “The CCC-Oman Contract” and “Financing / Pre-Design Activities / Financing Agreement Date”, below).

The DA and UA grant LLC the right to use, control, develop and sell the Project Land to itself or to third parties. The DA obligates LLC, beginning on the fifth anniversary of the UA Date, to pay the Government an annual rental fee equal to three hundred Omani Baisa (approximately $0.78) for each square meter of Project Land upon which there is a substantially completed non-residential building (the “Usufruct Rent”). No Usufruct Rent is due or owing during the first five years after the UA Date (the “Rent Free Period”) and no Usufruct Rent is ever due or owing with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. Project Land that is open space, roads, building work-in-progress, etc. are rent-free).

The DA also obligates LLC to pay the Government twenty-five (25) Omani Rials (approximately $65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price Payment”). The average valuation for the Usufruct Rights over the Project Land (net of such $65 per square meter Land Price) is seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000) (See: “The Usufruct Rights”, below).

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an ITC. The Government’s designation and licensing of the Omagine Project as an ITC therefore permits LLC to sell the freehold title to Project Land and properties which are developed on Project Land to any individual or juristic person worldwide - Omani or non-Omani. Any Project Land or buildings remaining unsold at the expiration of the 50 year Usufruct Term will revert to the Government. LLC does not anticipate that there will be any unsold Project Land or buildings at the expiration of the 50 year Usufruct Term.

The foregoing summary of some of the terms of the DA and of the UA does not purport to be complete and is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.24 and 10.25. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.28 and 10.29 and also contained in Schedule 2A of the Development

The Usufruct Rights

The value of the Existing Land has been determined by three professional and highly experienced valuation firms in accordance with the requirements and procedures specified for such a valuation by the Royal Institute of Chartered Surveyors (“RICS”) of London, England and International Financial Reporting Standards (“IFRS”). Each of the three professional valuation firms has a worldwide brand in the real-estate valuation business,

•	In November 2014, LLC engaged the Oman office of Savills (http://www.savills.com/ (“Savills”) operating as Arabian Real Estate LLC (http://www.savills.om). Savills provides real estate services from over 600 offices worldwide, is listed on the London Stock Exchange, and is a FTSE 250 Index company.
•	In December 2014, LLC engaged a Dubai, UAE firm with extensive experience in Oman: DTZ International Ltd. (http://www.dtzglobal.com) (“DTZ”). DTZ is one of the top three global commercial real estate service companies, with more than 28,000 employees operating across more than 260 offices in 50 countries and $63 billion in transaction volume.
•	In January 2015, LLC engaged another Dubai, UAE firm: Jones Lang LaSalle, UAE Limited, Dubai Branch (http://www.jll-mena.com/mena/en-gb/locations/Our-locations-in-MENA/dubai) (“JLL”). JLL has 53,000 employees operating across more than 230 offices in 80 countries.

The Savills and DTZ final valuation reports were received by LLC in January 2015. The JLL final valuation report was received by LLC on July 7, 2015. The Company is of the opinion that JLL’s valuation is flawed and most probably represents a statistical outlier. In an abundance of caution however, management has nevertheless determined to include the JLL valuation in its calculation of the average value of LLC’s Usufruct Rights. The Usufruct Rights valuations by the three aforementioned firms are summarized in the table below:

Usufruct Rights Valuation
Valuation Firm	Omani Rials	U.S. Dollars *
Savills	OMR 295,000,000	$766,233,000
DTZ	OMR 385,000,000	$999,999,000
JLL	OMR 150,000,000	$389,610,000
Average	OMR 276,666,667	$718,614,000
* (based on July 7, 2015 XE Currency Converter exchange rate)

The Accounting Treatment for the Usufruct Rights

Omagine and JOL prepare their financial statements in accordance with accounting principles generally accepted in the United States (“USGAAP”) and the Company’s consolidated financial statements are prepared in accordance with USGAAP. LLC’s financial statements are prepared in accordance with the IFRS.

LLC’s financial statements are audited by Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”). In order to maintain its independence as LLC’s outside independent auditor, Deloitte has advised LLC that it cannot render “internal accounting advice” to LLC with respect to LLC’s accounting treatment for its Usufruct Rights.

Pursuant to the Shareholder Agreement LLC sold newly issued shares of its capital stock to RCA in consideration for a non-cash investment equal to the value of the Usufruct Rights over the land constituting the Omagine Site (the “Payment-In-Kind” or “PIK”). The Shareholder Agreement (in relevant part, at Clause 4.1[d][iii]), states the following with respect to RCA’s subscription for LLC Shares:

“the subscription by RCA for six hundred sixty three thousand seven hundred fifty (663,750) Shares at a purchase price equal to that amount of Omani Rials determined to be the value of the PIK”

As previously reported, management’s present interpretation of the applicable IFRS regulations pertaining to the proper method of accounting for “intangible assets” such as the Usufruct Rights Payment-In-Kind is that the issue turns on the question of whether or not consideration was paid for the intangible asset in question. In this regard, it is management’s opinion that Clause 4.1[d][iii] of the Shareholder Agreement (quoted above) resolves the question of consideration. LLC has clearly paid 663,750 shares of its capital stock (the “LLC Shares”) as consideration for the Usufruct Rights. We believe, in any event, that the value of the Usufruct Rights is more readily determinable than the value of the 663,750 LLC Shares. Therefore the value of the Usufruct Rights should, in management’s present opinion, be recorded as capital on LLC’s financial records.

If the consideration consists of a “payment-in-kind” as is the case with Usufruct Rights – then the value of that consideration must be determined in order to properly record the correct number when accounting for the intangible asset in the relevant financial statements. As indicated in the discussion above, LLC and Company management presently believe that the correct number for the value of such consideration is $718,614,000.

LLC management’s present opinion therefore is that LLC should record the $718,614,000 average valuation of its Usufruct Rights as an intangible asset on its balance sheet and as a capital contribution from RCA, but management will not persist in this opinion absent the consent of its independent auditor Deloitte & Touche (M.E.) & Co. LLC. Deloitte will not opine on this matter until after it has reviewed LLC’s theory and determination in the matter. It is LLC’s obligation to first make such determination independent from its auditor, Deloitte. Notwithstanding the foregoing present opinion of management, LLC has consulted with its IFRS accounting consultant, PriceWaterhouseCoopers LLP (“PWC”), before definitively determining the correct method of reflecting the $718,614,000 average value of its Usufruct Rights in its IFRS compliant financial statements.

Since the value determined for the Usufruct Rights is substantial, LLC retained the services of PWC to provide LLC with PWC’s written report regarding the correct IFRS compliant accounting method to be utilized in recording the $718,614,000 average value of its Usufruct Rights on LLC’s financial statements. PWC is not advising on the valuation of the Usufruct Rights (as determined by Savills, DTZ and JLL), but only on the correct accounting methodology to be utilized in recording such valuation on LLC’s financial statements in accordance with IFRS. LLC received PWC’s draft report on August 13, 2015 and expects to receive PWC’s final report within a few days hereof. LLC intends promptly thereafter to consult with its auditor, Deloitte, to finalize the accounting treatment of its Usufruct Rights on LLC’s financial statements.

After the correct IFRS compliant accounting method to be followed by LLC is concluded with Deloitte, the Company will then consult with its U.S. auditors to finalize the correct USGAAP compliant accounting method to be followed by the Company in the preparation of the Company’s consolidated financial statements. We expect to conclude this matter shortly.

The LLC Shareholder Agreement

The shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and
ii.	The Office of Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and
iii.

Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred thirty thousand (130,000) employees worldwide, and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

1.       Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and its investment arm, and

2.       Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

As of the date hereof, the ownership percentages of LLC by the LLC Shareholders are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

The LLC Shareholders are parties to the Shareholder Agreement which is attached hereto as Exhibit 10.5. Prior to the Shareholder Agreement being signed, Omagine had organized LLC in Oman as its then wholly owned subsidiary and had purchased 200,000 LLC Shares in consideration for its OMAG Initial Equity Investment into LLC.

The Shareholder Agreement defines a “Financing Agreement”, the “Financing Agreement Date” and the “Contract Date” as follows:

•	A Financing Agreement means a legally binding agreement between LLC and an investment fund, Lender or other Person, pursuant to which such investment fund, Lender or other Person agrees to provide Debt Financing for the first phase or for any or all phases of the Omagine Project and such legally binding Financing Agreement may or may not be subject to the satisfaction or waiver of certain conditions precedent and the first such Financing Agreement shall be in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to OMAG specified in clause 16.5(i) and clause 16.6.
•	The Financing Agreement Date means the Day upon which LLC and an investment fund, Lender or other Person first execute and deliver a Financing Agreement.
•	The Contract Date means the date on which LLC and CCC-Oman execute a contract (the “CCC-Oman Contract”) appointing CCC-Oman as the general contractor for the Omagine Project.

Pursuant to the provisions of the Shareholder Agreement:

1.	The LLC Shareholders acknowledged the significant expenditure of the “Pre-Development Expenses” (as hereinafter defined) by Omagine prior to the date of the Shareholder Agreement (approximately $9 million at such time and in excess of $15 million as of the date hereof), and
2.	the LLC Shareholders subscribed for an aggregate of 4,136,250 LLC Shares in consideration for an aggregate cash investment by them of 26,968,125 Omani Rials [$70,117,125] (the “Cash Investment”), and
3.	RCA subscribed for an additional 663,750 LLC Shares in consideration for its non-cash Payment-In-Kind investment of the Usufruct Rights.
1.	Cash Investments into LLC pursuant to the Shareholder Agreement

Pursuant to the Shareholder Agreement, the 26,968,125 Omani Rial [$70,117,125] Cash Investment was or will be invested into LLC in stages by the LLC Shareholders, as follows:

        I.            Before the DA was signed, the LLC Shareholders purchased an aggregate of 1,300,000 LLC Shares for an aggregate of 130,000 Omani Rials [$338,000] (the “Initial Cash Investment”), as follows:

a)	Omagine made an Initial Cash Investment of 70,000 Omani Rials ($182,000) in consideration for the issuance to Omagine of 700,000 LLC Shares, and
b)	RCA made an Initial Cash Investment of 37,500 Omani Rials ($97,500) in consideration for the issuance to RCA of 375,000 LLC Shares, and
c)	CCC-Panama made an Initial Cash Investment of 15,000 Omani Rials ($39,000) in consideration for the issuance to CCC-Panama of 150,000 LLC Shares, and
d)	CCC-Oman made an Initial Cash Investment of 7,500 Omani Rials ($19,500) in consideration for the issuance to CCC-Oman of 75,000 LLC Shares.

      II.            After the October 2, 2014 DA signing date, the LLC Shareholders are obligated to invest 26,838,125 Omani Rials [$69,779,125] (the “Deferred Cash Investments”), as follows:

a)	Omagine is obligated to invest an additional 210,000 Omani Rials [$546,000] (the “OMAG Deferred Cash Investment”) before the Financing Agreement Date in consideration for the issuance to Omagine of an additional 2,100,000 LLC Shares.

                                             i.            Although not yet obligated to do so, Omagine has already invested 180,000 Omani Rials ($468,000) of such OMAG Deferred Cash Investment into LLC as of the date hereof, and

                                            ii.            Pursuant to its obligations under the Shareholder Agreement, Omagine intends to invest the final 30,000 Omani Rials ($78,000) of the OMAG Deferred Cash Investment into LLC before the Financing Agreement Date,

b)	On or immediately subsequent to the occurrence of the later of (A) the Financing Agreement Date, or (B) the Contract Date (as hereinafter defined):

                                             i.      CCC-Panama will invest an additional 12,658,333 Omani Rials [$32,911,666] in consideration for the issuance to CCC-Panama of an additional 350,000 LLC Shares, and

                                            ii.      CCC-Oman will invest an additional 6,329,167 Omani Rials [$16,455,835] in consideration for the issuance to CCC-Oman of an additional 175,000 LLC Shares, and

                                          iii.      RCA will invest an additional 7,640,625 Omani Rials [$19,865,625] in consideration for the issuance to RCA of an additional 211,250 LLC Shares.

Management presently expects that the Contract Date will occur within the next sixty (60) days (See: “The CCC-Oman Contract”, below) and that the Financing Agreement Date will occur over the next nine months as the master planning process unfolds. After the Contract Date, the single remaining condition precedent necessary to be satisfied for CCC-Panama and CCC-Oman (collectively, “CCC”) and RCA to make their $69,233,125 aggregate Deferred Cash Investments (the “Final Deferred Cash Investment”) is the occurrence of the Financing Agreement Date.

Non-Cash Investment into LLC pursuant to the Shareholder Agreement

Pursuant to Clause 4.1[d][iii] of the Shareholder Agreement, LLC also sold 663,750 LLC Shares to RCA for a purchase price of 276,666,667 Omani Rials ($718,614,000) which is the value of RCA’s non-cash PIK investment of the Usufruct Rights (See: “The Usufruct Rights”, above). The investment into LLC of the Usufruct Rights was perfected on July 2, 2015 when the Usufruct Agreement was officially registered with the Government. As mentioned above (See: “The Accounting Treatment for the Usufruct Rights”), LLC is awaiting the final report from PWC and then the consent of its auditor Deloitte before determining the definitive method of recording the Usufruct Rights as an intangible asset in its financial statements.

Until the Financing Agreement Date occurs, none of the LLC Shareholders (including Omagine, Inc.) are legally obligated to make any further investment into LLC beyond their Initial Cash Investments. In order to advance the development of the Omagine Project prior to the Financing Agreement Date however, and although we are not obligated to do so, from October 2, 2014 through the date hereof Omagine has voluntarily:

(i)	paid approximately $1.6 million dollars of LLC’s cash development expenses since the October 2, 2014 Execution Date of the DA (the “Omagine Payments”), and
(ii)	advanced over 85% ($468,000) of the OMAG Deferred Cash Investment to LLC, and
(iii)	provided a multitude of free-of-charge services to LLC.

As of the date hereof and as contemplated by the Shareholder Agreement, CCC-Panama, CCC-Oman and RCA have not made any cash advance to or further investment into LLC beyond their Initial Cash Investments. Management has conducted presentations with several potential equity investors interested in becoming shareholders of LLC, including sovereign funds, investment funds and high net-worth individuals from various MENA Region countries. These investor discussions are ongoing.

LLC Capital Structure

Management believes that the 26,968,125 Omani Rial ($70,117,125) Cash Investment and the 276,666,667 Omani Rials ($718,614,000) Payment-In-Kind investment of the Usufruct Rights are the most important parts of LLC’s equity capital structure. They were the most difficult to arrange since they are the highest risk portion of such equity capital structure. Both the $70,117,125 Cash Investment and the $718,614,000 PIK investment are memorialized in the Shareholder Agreement (See: Exhibit 10.5).

As of the date hereof, Omagine has also made an earlier than legally required investment of 180,000 Omani Rials ($468,000) of its OMAG Deferred Cash Investment into LLC and RCA has completed the PIK investment (collectively, the “Post-DA Investments”). In consideration for the Post-DA Investments, LLC is obligated to issue an aggregate of 2,463,750 LLC Shares (the “Unissued Post DA Shares”).

As of the date hereof, in order to bring the Omagine Project into existence, Omagine has expended in excess of $15 million of Pre-Development Expenses through the October 2, 2014 DA signing date which are not recorded as capital on LLC’s financial statements (See: Pre-Development Expense Amount”, below).

Assuming (a) the issuance of the Unissued Post DA Shares, and (b) that the value of the Usufruct Rights is recorded as capital on LLC’s balance as management presently expects, then LLC is presently capitalized as follows:

Omagine LLC
			Investment
Shareholder	LLC Shares	Percent Ownership	Omani Rials	US Dollars
Omagine	2,700,000	68%	OMR 270,000	$702,000
RCA	1,038,750	26%	OMR 276,704,167	$719,430,834
CCC-Panama	150,000	4%	OMR 15,000	$39,000
CCC-Oman	75,000	2%	OMR 7,500	$19,500
Total:	3,963,750	100%	OMR 276,996,667	$720,191,334

The Transformation:

At some time prior to June 30, 2016, LLC will transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Assuming (a) no further LLC equity sales are made, (b) Omagine LLC is transformed into Omagine SAOC, (c) all Deferred Cash Investments are paid in full, and (d) both the Contract Date and the Financing Agreement Date have occurred, then Omagine SAOC will then be capitalized as follows:

Omagine SAOC
			Investment
Shareholder	LLC Shares	Percent Ownership	Omani Rials	US Dollars
Omagine	3,000,000	60%	OMR 300,000	$780,000
RCA	1,250,000	25%	OMR 284,344,792	$739,296,459
CCC-Panama	500,000	10%	OMR 12,673,333	$32,950,666
CCC-Oman	250,000	5%	OMR 6,336,667	$16,475,334
Total:	5,000,000	100%	OMR 303,654,792	$789,502,459

The CCC-Oman Contract:

A draft of the CCC-Oman Contract (“Draft Construction Contract “) has been completed based on the internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and it contains a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered. The Draft Construction Contract outlines a two part framework agreement specifying that several phases of the required construction work (“Sections”) will occur during:

1.	a “Pre-Design Period”, and
2.	a “Fixed-Price Period”

and the different contracting methodologies to be followed for the Sections in each such period. LLC plans to maintain direct control of the design of each Section through to completion. CCC-Oman will work closely with LLC and its master planner and architects to ensure that constructability and value engineering are integrated in the final design for each Section.

The Draft Construction Contract was received by LLC in late July 2015 and is now being revised and updated based on LLC’s comments and will then be circulated to CCC-Oman and to LLC’s proposed bankers, insurer, engineering consultant and quantity surveyor (cost consultant) for final comments. The “Final CCC Contract” will be presented to the LLC Shareholders for their consideration and expected approval and, based on present estimates, management expects that the Final CCC Contract will be signed by LLC and CCC-Oman in late September or early October 2015.

The Pre-Design Period is the time period beginning on the July 1, 2015 UA Date and lasting approximately 12 months thereafter during which LLC’s engineers, architects and designers will be undertaking the master-planning, engineering and architectural design work for the Omagine Project (the “Design Work”). During the Pre-Design Period LLC will pay CCC-Oman for its construction activities and services (the “Initial Construction Activities”) based on an agreed bill-of-materials (the “BOM”) included in the Final CCC Contract, which BOM will specify the unit pricing for each of the Initial Construction Activities expected to be performed during the Pre-Design Period.

The Fixed-Price Period is the time period beginning at the conclusion of the Pre-Design Period and lasting until the conclusion of all remaining construction work required on the Omagine Project (the “Remaining Construction Activities”) are completed. The Fixed-Price Period will consist of several Sections and CCC-Oman will only commence construction activities on such Sections after the Design Work for the relevant Section is sufficiently completed such that LLC and CCC-Oman can agree on a fixed lump-sum price for all the construction work required to complete such Section.

The costs and expenses associated with the Design Work and the Initial Construction Activities executed during the Pre-Design Period could vary substantially depending on the scope of such activities determined to be undertaken by LLC during the Initial Design Period – which determination by LLC will be driven primarily by the availability of financing for such Design Work and Initial Construction Activities.

LLC continues to enjoy a good working relationship with CCC-Oman and in this regard, since the UA is now registered with the Government, it is presently planned that CCC-Oman will now begin several of the Initial Construction Activities (surveying, site fencing, leveling, etc.), even before the execution of the Final CCC Contract.

Financing / Pre-Design Activities / Financing Agreement Date:

Project Financing/ Equity Sales/ Debt Facilities

Management continues to meet regularly with a number of banks and financial institutions seeking to act as LLC’s financial adviser (“Financial Adviser”). Our Financial Adviser will arrange the syndication among several banks of the debt financing necessary for the development and construction of the Omagine Project (the “Syndicated Project Financing”). It is presently expected that a definitive agreement between one or more of such potential Financial Advisers will be concluded within the next few months. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

Notwithstanding anything contained in this Report regarding possible, proposed or planned:

         i.            sales of equity by Omagine and/or LLC (“Equity Sales”), or

        ii.            debt facilities with banks, financial institutions or other persons (including loans from Omagine to LLC) or sale of debt securities by LLC (collectively, “Debt Facilities”), or

      iii.            Syndicated Project Financing,

no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing necessary to execute the development of the Omagine Project.

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

         i.            with respect to LLC Equity Sales, with several potential equity investors interested in becoming shareholders of LLC, including sovereign funds, investment funds and high net-worth individuals from several MENA Region countries, and

        ii.            with respect to Omagine Equity Sales, with investment funds and high net-worth investors in the U.S., Europe and the MENA Region interested in becoming shareholders of Omagine, and

      iii.            with respect to Syndicated Project Financing, with major local and international banks in Oman and the GCC at which there appears to be a significant amount of banking liquidity. We have witnessed a large appetite at such banks for providing Syndicated Project Financing and Debt Facilities to LLC, and

      iv.            with respect to Debt Facilities for LLC other than Syndicated Project Financing, with several high-net worth investors and investment funds and other potential investors (including Omagine) in the U.S., Europe and Oman.

Management presently believes it can maintain Omagine’s majority control of LLC via Equity Sales of a further minority percentage of LLC’s equity to non-U.S. investors in the MENA Region for an amount in excess of the average cash investment amount paid by the LLC Shareholders.

LLC and CCC management and financial executives have held numerous meetings and discussions over the past several months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Project Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Project Financing requirements will be approximately $350 to $400 million during the development cycle of the Omagine Project.

The process of obtaining Syndicated Project Financing is not a trivial exercise. It is a time-consuming, complicated, drawn-out and expensive process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases or Sections. The Omagine Project will be developed in Sections.

The process of arriving at a Financial Close involves some or all of the following: A Financial Adviser is appointed by LLC to, among several other things, structure and organize the Syndicated Project Financing among several banks. The Financial Adviser may or may not be a participant in the Syndicated Project Financing so organized. LLC also plans to appoint several other specialized consultants whose efforts are crucial to reaching a Financial Close. These consultants include, but are not limited to, a master planning company, a consulting engineering company, a real estate consultant and a hospitality consultant. Together, these consultants and advisers, along with CCC, all contribute to and inform the final design process for the project.

Exact sizes, shapes and placement of the various project elements (residential, hotels, entertainment, landscape, etc.) are determined and as the master plan evolves and takes shape, the various Sections of development and construction will also naturally evolve. Simultaneously with these processes, the Financial Adviser will be updating the Omagine Project’s financial model to reflect the precise and final constituent project elements along with their projected costs and associated projected revenue streams. Finally, all of the foregoing data and other marketing, sales and strategic planning studies created by or on behalf of LLC are assembled into an “LLC Business Plan”. With the LLC Business Plan in hand and with the LLC Financial Adviser in the lead, LLC and the Financial Adviser and other select consultants set about the business of making final presentations to the various banks, with which we are now and will continue to be in touch, with the objective of achieving a Financial Close and a Financing Agreement Date.

With respect to any proposed Syndicated Project Financing requirements, the question of whether or not LLC’s intangible asset, the Usufruct Rights, can or will be used by the various banks as collateral to support such Syndicated Project Financing is therefore of considerable importance.

The DA (See: Exhibits 10.24 and 10.25) addresses this matter in considerable length and clearly contemplates that LLC - as the registered owner of the Usufruct Rights over the land - will be granting a security interest in its Usufruct Rights to Lenders to the project. The DA further obliges the Government - as the registered owner of the land - to consent to any such grant of a security interest by LLC. (See: Exhibits 10.24 and 10.25, Clause 22 of the DA - Lenders Security Interests). The DA states in relevant part:

“… the Government shall enter into Direct Agreements with Lenders acknowledging their rights by way of Security Interests over certain assets of the Project Company including an assignment to the Lenders of the Development Agreement, the Usufruct Agreement, other related agreements, and the Project Assets …” (See: Exhibits 10.24 and 10.25, Schedule 20 to the DA - Principles of Direct Agreement).

The many major Omani, regional and international banks with which LLC management has met - and with whom we continue to meet and update - have indicated that LLC’s Usufruct Rights will be considered by the banks as collateral to support the Syndicated Project Financing debt facilities for the Omagine Project. Although management presently expects that the value of the Usufruct Rights will be recorded as an asset on LLC’s balance sheet, it is significant to note that these banks have also indicated to us that in considering the above question of collateral, it is irrelevant to them whether or not such value of the Usufruct Rights appears on LLC’s balance sheet or in the notes to its financial statements.

LLC management is therefore presently confident that the 276,666,667 Omani Rials ($718,614,000) value of its Usufruct Rights will be considered by the banks as collateral for the Syndicated Project Financing bank debt for the Omagine Project. Notwithstanding the foregoing statement however, it is not possible at this time to predict with certainty what future events may alter LLC’s present assessment of its ability to use its Usufruct Rights to collateralize the Syndicated Project Financing. The only time this matter can be definitively resolved is at the conclusion of a Financial Close with the relevant syndicate of banks.

Updated Studies

In addition to the valuation studies and reports with respect to the Usufruct Rights (See: “The Usufruct Rights”, above), management also commissioned:

(i)	an updated feasibility study of the Omagine Project by an independent third party which is a professional real estate, tourism and marketing consultant, and
(ii)	an updated LLC internal financial model for the Omagine Project by unaffiliated third parties who are expert financial, investment banking and real-estate consultants.

Both the updated feasibility study and the financial model have been completed and they will be utilized by LLC to fine tune its development plans, and by LLC’s designated Financial Adviser in arranging the necessary Syndicated Project Financing and other financing for LLC as may be required.

Omagine LLC’s internal financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts substantial net positive cash flows for Omagine LLC over the seven year period subsequent to the signing of the DA and a net present value (“NPV”) of the Omagine Project of approximately $1.4 billion dollars. Management believes its financial model assumptions are reasonable but cautions that they may change as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model - and therefore the estimates of total cash flow and NPV - will change from time to time in line with market fluctuations and as the project unfolds.

The sale of residential and commercial properties are the main revenue drivers supporting Omagine LLC's internal financial projections. The increase over the last several years in the value of the land constituting the Omagine Site has had a positive effect on projected revenue and on the $718,614,000 valuation of the Usufruct Rights.

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

Off Plan Sales and Land Price Payments

As is present practice in Oman, LLC anticipates that sales contracts with third party purchasers of residential or commercial properties that are purchased “off plan” (i.e. purchased before the construction thereof), will stipulate the payment to LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, LLC anticipates that (i) the construction costs for properties that are sold “off plan” will be “owner-financed” by the relevant purchaser, and (ii) it will likely be unnecessary therefore for LLC to utilize any or very much Syndicated Project Financing in order to pay for the construction costs of properties which are sold pursuant to “off plan” sales contracts. Management expects that this commonly accepted sales contract and payment process will significantly benefit LLC by reducing its aggregate requirements for Syndicated Project Financing from its banks. The consumer appetite for such “off plan” sales is less today than it was before the 2009/2010 worldwide banking and financial crisis. (See “Market Conditions” below).

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

Pre-Design Activities / The Financing Agreement Date and The Final Deferred Investment

Although the LLC Shareholders will have invested an aggregate of 360,000 Omani Rials in cash ($936,000) prior to the Financing Agreement Date, the Final Deferred Cash Investment of 26,628,125 Omani Rials ($69,233,125) is not expected to be invested by CCC and RCA until the Financing Agreement Date occurs.

It is anticipated that the Omagine Project will be developed in several phases (described as Sections in the CCC-Contract) and therefore several tranches of Syndicated Project Financing will occur and several Financing Agreements will be executed during the course of the project’s development. Each such Financing Agreement will coincide approximately with the beginning of a new Section of the development. As indicated above, the execution date of the first such Financing Agreement is defined in the Shareholder Agreement as the “Financing Agreement Date”. The closing of each tranche of Syndicated Project Financing will be memorialized by a Financing Agreement (each, a “Syndicated Financing Agreement”).

Provided the execution and delivery of a Syndicated Financing Agreement is the first Financing Agreement to be executed and delivered, the date of such execution and delivery will therefore be the Financing Agreement Date (as defined in the Shareholder Agreement) and RCA and CCC will then be obligated pursuant to the Shareholder Agreement to invest the Final Deferred Cash Investment of 26,628,125 Omani Rials ($69,233,125) into LLC.

The Pre-Design Period will consist of several Sections and its scope is presently being determined by LLC. Subject to the level of financing available to LLC, it could include all or some of the initial planning, design, environmental studies and approvals, master planning, surveying, soil engineering and testing, initial site work, additions by LLC of office space, personnel and equipment, and administrative, organizational, marketing and public relations efforts (collectively, the “Pre-Design Activities”). The cost for the Pre-Design Activities will vary substantially (from between $5 million to over $20 million) depending on the scope of such Pre-Design Activities as determined by LLC; which determination will be driven by the availability of financing for such Pre-Design Activities. If alternate financing is not available, LLC will wait until the closing of the Syndicated Project Financing (and the first Financing Agreement Date) to begin many of the aforesaid Pre-Design Activities.

LLC management decided that the optimum development plan for the Omagine Project required the adoption of a “fast-track” strategy to undertake the maximum amount of Pre-Design Activities. This “fast-track” strategy was implemented by LLC beginning on October 3, 2014 and continues to date.

The execution of many initial Pre-Design Activities by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014. This early initiative (financed entirely by Omagine, Inc.) has greatly benefited LLC to date in many ways, among which are:

i.	the DA has been Ratified by the Government, and
ii.	the UA is signed and registered with the Government, and
iii.	the UA Date of July 1, 2015 is now the date from which all DA timelines are measured replacing both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015, and
iv.	three separate land valuation studies and reports were commissioned and completed, and
v.	the 276,666,667 Omani Rials ($718,614,000) valuation of the Usufruct Rights is now complete, and
vi.	finalization of the accounting treatment for the value of the Usufruct Rights is imminent, and
vii.	creation by a third party independent accounting & finance expert consultant of the cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project, and
viii.	conceptualization of the IT framework we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment, and
ix.	an independent third party update to our feasibility study was commissioned and completed, and
x.	an update of LLC’s internal financial model by specialist real-estate investment bankers and advisers was commissioned and completed, and
xi.	confirmation from the banks that the value of the Usufruct Rights can be used as collateral to support the Syndicated Project Financing, and
xii.	creation of the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project, and
xiii.	LLC’s strategic plan is now complete, and
xiv.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master-planners, engineers, program managers, quantity surveyors, real-estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management, and
a.	preliminary selections of all such consultants have been made by management, and
xv.	candidates for ten senior LLC executive positions have been recruited, interviewed and selected, and
xvi.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. have been conducted and final negotiations are underway with selected strategic investors, and
xvii.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Project Financing have occurred and these discussions and negotiations are ongoing, and
xviii.	The CCC-Contract is almost completed and is now presently expected to be formally executed and approved by the parties within the next 60 days, and
xix.	Five other contracts for 5 of the mission-critical consultants are presently being prepared by our attorneys.

This immediate implementation of this LLC fast-track strategy was only possible however because it was financed entirely by Omagine, Inc. via the Omagine Payments described above. It is not possible to completely execute all the Pre-Design Activities included in this fast-track strategy absent additional financing for the balance of such Pre-Design Activities.

LLC is presently exploring possible Equity Sales and Debt Facilities in order to finance the balance of the Pre-Design Activities in an effort to accomplish the initiation and completion of the maximum amount of Pre-Design Activities. One of such Debt Facilities presently under consideration by management is a secured loan from Omagine to LLC, if and when sufficient funds are available to Omagine to make such loan. This or any other such Debt Facility would be memorialized by a written agreement constituting a Financing Agreement (as defined in the Shareholder Agreement) and the date of the closing of any such Debt Facility, provided it is the first Financing Agreement to be executed, would therefore be the Financing Agreement Date (as defined in the Shareholder Agreement). The occurrence of the Financing Agreement Date will trigger the obligations of RCA and CCC pursuant to the Shareholder Agreement to invest the Final Deferred Cash Investment of 26,628,125 Omani Rials ($69,233,125) into LLC.

The earlier the Financing Agreement occurs, the better for LLC, the Omagine Project, and all concerned; because:

i.	it will accelerate the date that RCA and CCC become obligated under the Shareholder Agreement to make their Final Deferred Cash Investment of 26,628,125 Omani Rials ($69,233,125) into LLC, and
ii.	it will facilitate the Syndicated Project Financing effort which LLC’s designated financial adviser will be conducting with the bank syndicate because:
a.	LLC’s capital will be increased, and
b.	the CCC-Oman Contract will likely be in effect with its Fixed Price Period lump sum provisions which will be attractive to banks when considering Syndicated Project Financing for the Omagine Project, and
c.	the Omagine Project’s design will be greatly advanced or completed as the Syndicated Project Financing process is underway, and
iii.	it advances LLC’s marketing, advertising and sales schedules relevant to the sales releases of its residential and commercial properties, and
iv.	it advances LLC’s development and construction schedules with respect to such Pre-Design Activities by nine to twelve months ahead of the schedules that would otherwise be attainable, and
v.	many critical non-design activities included in the Pre-Design Activities will be underway or completed as the Syndicated Project Financing process is underway, and
vi.	it further solidifies LLC’s relationship with the Government and the MOT as the relevant Government authorities see the development of the Omagine Project being rapidly initiated.

Management presently intends to finance the remaining Pre-Design Activities (budgeted at approximately $20 million) by arranging one or more Equity Sales, or in the alternative, by arranging a Debt Facility which would trigger the Financing Agreement Date and the investment of the Final Deferred Cash Investment.

No assurance however can be given at this time as to whether the Company will be successful in arranging either Equity Sales or Debt Facilities to finance the balance of the Pre-Design Activities necessary to facilitate the continuation of its fast-track development strategy.

Any reference in this report to a term or condition of the Development Agreement, the Usufruct Agreement and/or the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.24 and 10.25. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.28 and 10.29. The full text of the Shareholder Agreement is attached hereto as Exhibit 10.5.

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

Assuming, as management presently expects, that the Usufruct Rights are recorded as capital on LLC’s balance sheet and consolidated pursuant to USGAAP into the Company’s consolidated balance sheet (See: “The Accounting Treatment for the Usufruct Rights”, above), the Company will experience an additional increase in its capital of approximately $431,168,400 when 60% of the $718,614,000 valuation of the PIK is recorded as capital on the Company’s consolidated financial statements. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

In addition to the activities mentioned above, the Company’s preparation for its future business activities also includes, but is not limited to: (i) negotiating various agreements with other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (ii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (iv) examining various other matters we believe will enhance shareholder value, and (v) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

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

Pre-Development Expenses / Success Fee

Prior to the DA being signed, Omagine and JOL incurred significant costs related to marketing, planning, concept design, re-design, feasibility studies, engineering, financing, promotions, capital raising, travel, legal fees, consulting and professional fees, other general and administrative activities and similar such activities including preparing and making presentations to the Government and to potential investors and all other activities and matters associated with the negotiation and conclusion of the DA with the Government (collectively, the ”Pre-Development Expenses”).

The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of such Pre-Development Expenses incurred before the DA was signed by the Government and LLC on October 2, 2014

The Shareholder Agreement (i) estimates that, as of the date of the Shareholder Agreement (April 20, 2011), the Pre-Development Expense Amount was approximately nine (9) million U.S. dollars (and it is significantly higher as of October 2, 2014), and (ii) defines the Success Fee as being equal to ten (10) million dollars.

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

As of the date hereof, Omagine has and continues to incur costs on behalf of LLC via the Omagine Payments for the Pre-Design Activities undertaken by LLC since October 2, 2014. Up until the October 2, 2014 Execution Date of the DA, Omagine had paid all of the Pre-Development Expenses for LLC. Subsequent to the October 2, 2014 Execution Date of the DA, Omagine has continued to pay for most of LLC’s operating expenses via the Omagine Payments.

The 2011 Shareholder Agreement is, of course, silent with respect to the 2014 and 2015 Omagine Payments. Management expects that the other LLC Shareholders (CCC and RCA) will recognize Omagine’s extraordinary and voluntary assistance to LLC since October 2, 2014 and that Omagine will be reimbursed by LLC for the Omagine Payments as promptly as LLC is able to do so subsequent to its receiving additional financing.

Neither CCC nor RCA is an affiliate of Omagine. The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of LLC and it provides for the LLC shares presently owned by JOL to be transferred to Omagine subsequent to the signing of the DA. We presently expect this share transfer to occur at the time of the Transformation of LLC into a joint stock company.

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement. The Shareholder Agreement is Exhibit 10.5 attached hereto.

Financial Adviser / Syndicated Project Financing

LLC intends to appoint a Financial Adviser with a reputation for excellence and a strong presence in the MENA Region. There are presently many such reputable financial advisory firms and financial institutions that have indicated their interest in the Omagine Project. Since the Execution Date, management has been meeting with, interviewing and requesting proposals from a number of such highly reputable banks and financial institutions seeking to act as LLC’s Financial Adviser. It is presently expected that a definitive agreement between LLC and one or more such Financial Advisers will be executed in the next few months. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

LLC’s Financial Adviser will advise on capital structure and lead the arrangement and placement of the Syndicated Project Financing required to execute the Omagine Project. LLC will then work together with its Financial Advisor to appoint lead arrangers for such Syndicated Project Financing which may include the Financial Advisor itself.

The amount of Syndicated Project Financing owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any additional Equity Sales, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real-estate to third parties. The capital of LLC, proceeds from Equity Sales, if any, Syndicated Project Financing and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

The maximum amount of such Syndicated Project Financing presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $350 million and $400 million.

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Project Financing and we have received six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by LLC’s designated Financial Adviser. With LLC’s Financial Adviser leading this effort, management is optimistic with respect to LLC’s prospects for arranging the Syndicated Project Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA recognizes and addresses this issue when it states, in relevant part:

“The Government recognizes that the Project Company intends to raise limited recourse financing in relation to the Project and that Lenders may expect to be afforded certain rights in relation to it. Accordingly, the Project Company will by or before the completion of twelve (12) months from the Execution Date [now the UA Date of July 1, 2015; see Exhibits 10.24, 10.25, 10.30 and 10.31] enter into a written term sheet with the Lenders for the financing of the first phase, any other phase or all of the Project (a “Term Sheet”). If the Project Company has not delivered a copy of such Term Sheet to the Government by or before the expiry of the twelve (12) month period referred to above, this Development Agreement then shall have no further effect.” (See Exhibits 10.24 and 10.25).

MENA Region banks and financial institutions continue to maintain high levels of liquidity but the project financing environment in Oman and the MENA Region remains cautious after the 2009/2010 worldwide bank liquidity problems, the Eurozone debt crisis, and more recently, the rapid fall in world oil prices. LLC management has met recently with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is optimistic that LLC’s designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers with whom it has recently met concur that there is currently a high degree of liquidity and a strong appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. The banks and Financial Advisers with which we have discussed the Omagine Project both before and after the DA was signed have been uniformly impressed with the design vision for the Omagine Project and with the quality of the LLC shareholders.

Notwithstanding the foregoing, no assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the Syndicated Project Financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

During 2014, the worldwide market price for crude oil experienced significant declines from over approximately $100 per barrel to approximately $60 a barrel and such prices have not yet recovered as of the date hereof. This has had a negative effect on market sentiment and results in Oman and the GCC. All GCC nations, including Oman, rely on crude oil sales for a majority of their governmental income. Reduced revenue from crude oil sales result in reduced deposits at major banks utilized by the Government, and - although this has not yet been the case in Oman - may result in lower Government employment and infrastructure spending. These conditions, should they occur, could cause a knock-on effect in the real-estate markets resulting in slower or fewer sales and lower selling prices.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Management believes that LLC is well positioned to benefit from the ongoing and improving market conditions in both the real-estate and project financing sectors (with the caveat that we are presently unsure what the impact on these two sectors will be from the fall in crude oil prices) since, from a timing perspective and subject to the financing for the continuation of our fast-track strategy described above becoming available, LLC plans to now begin the more intense Pre-Design Activities (mostly, design and finance) for the next year or more followed by the launch of residential and commercial sales at the Omagine Project.

The worldwide financial crisis, the “Arab Spring” uprisings, the Eurozone financial crisis - and the plethora of their poisonous knock-on effects - had deep and deleterious banking, economic, market and political consequences. It is indisputable that in the immediate and near-term aftermath of these crises, real estate and financial markets worldwide (including the Oman markets) were vastly more troubled and challenging than they are at present. Trends in the Omani market subsequent to the recent worldwide financial crisis have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units (“off-plan” sales) as many more buyers are now demanding a finished product before entering into sales contracts with developers. It is clear that operating in today’s recovering market environment is preferable to having to operate in the prior years’ toxic environment characterized by tumultuous and severely adverse economic, political, financial and societal disorders. Although, many such societal disorders, military activities and terrorism continue in other parts or the MENA Region, as long as the politically stable and quite safe conditions existing at present in Oman persist – as seems likely – then, market conditions should favorably impact LLC’s future operations.

Although the Oman economy and markets were not nearly as severely affected by the aforementioned crises as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both residential and commercial selling prices and market absorption rates during the past several years. Raw material and labor prices initially dropped and have now recovered but remain somewhat volatile.

In Iraq, Syria, Yemen and Libya, among other countries, daily violent military clashes and terrorism are now commonplace. Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, Oman did experience several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur occasionally in Oman but these events, as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society. In recent months, anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability and leadership succession has been widely reported in the media. His Majesty has now returned to Oman from an overseas trip for medical treatment and these fears have now been greatly allayed.

Construction material costs and property selling prices in Oman and the surrounding region remain somewhat volatile and undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project (and therefore, its financial model) will require adjustment – possibly significant adjustment – as future events unfold. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

Nearby Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market (nearly 12 million visitors in 2014), attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors.

Sales and Marketing

LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

CCC-Oman is presently completing construction of its elegant new multi-story headquarters building in the fashionable Shatti Qurum area of Muscat. LLC will occupy the first floor (ground level floor) of this building as its Muscat executive office and “in-town” sales showroom for the Omagine Project. As we move forward we will also construct and operate an additional sales showroom at the Omagine Site. Both sales office/showrooms will be staffed with experienced real-estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales is presently planned for mid-2016. Management expects that the continuing recovery of local real estate markets as well as the Government’s continuing - and uninterrupted - improvements to Oman’s infrastructure (roads, airports, etc.) will contribute positively to LLC’s future sales prospects, albeit the impact of the recent fall in crude oil prices is unknown at this time.

Management expects the Omagine Project to benefit from Dubai’s hosting of EXPO 2020, and similarly from nearby Qatar’s hosting of the World Cup Games in 2022. Both of these events are expected to attract a huge amount of visitors and tourists. The Omagine Project will be conveniently located one hour from Dubai and Qatar by air and is easily accessible by a fine roadway system in both Oman and the U.A.E. A visit to the Omagine Project will be a natural and logical addition to a Dubai or Qatar visit.

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have recovered and are increasingly strengthening. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent robust, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is brisk. The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

The DA stipulates the obligation of the Government to issue such Licenses and Permits as may be required for the development of the Omagine Project, including but not limited to issuing an Integrated Tourism Complex License (“ITC License”) designating the Omagine Project as an ITC. On June 26, 2014, the Government issued an ITC License to LLC designating the Omagine Project as an ITC.

Non-Omani persons (including expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC. Because it is now licensed as an ITC, the land, residences and commercial properties within the Omagine Project may be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land, residences and commercial properties may be transferred to such buyers. Residences in ITCs are viewed to be highly desirable by purchasers (by both investors and owner-occupiers) and ITC residences therefore enjoy a premium selling price relative to non-ITC residences.

The excellent location of the Omagine Site is recognized by local market participants and the significance of the provision of the Omagine Site via the Usufruct Agreement to LLC is substantial. The increase in the value over the last several years of the land constituting the Omagine Site has had a positive effect on the valuation of the Usufruct Rights and is expected to have a positive effect on LLC’s revenue from the sale of residential and commercial properties. The value of the land constituting the Omagine Site is expected to be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Usufruct Rights over the Project Land is expected to be material and significant.

Pursuant to the DA and UA, LLC will pay the Government 25 Omani Rials (approximately $65) per square meter for the Project Land it sells to third party purchasers. The average valuation for the Usufruct Rights over the Project Land (net of such $65 per square meter Land Price) is seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000) (See: “The Usufruct Rights”, above).

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. Because of our strategic emphasis on design however, the Company or LLC may contract with or enter into joint ventures with firms providing such design and design supervision services.

With assistance from Omagine via the Omagine Payments and the early investment of 85% of the OMAG Deferred Investment, LLC has since the Execution date undertaken portions of its planned Pre-Design Activities as indicated above, but for LLC to fully accomplish its fast-track development strategy and undertake and finance the balance of such Pre-Design Activities, it will have to close an Equity Sale or Debt Facility transaction (or a combination thereof).

In the absence of closing such Equity Sale or Debt Facility transaction, LLC will be compelled to modify its fast-track development strategy and defer certain important activities until financing for them is available at the Financing Agreement Date when it receives the Final Deferred Cash Investment of 26,628,125 Omani Rials ($69,233,125) from CCC and RCA. (See “Financing / Pre-Design Activities / Financing Agreement Date”, above).

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

Baker is headquartered in Pittsburgh, PA, with offices throughout the U.S. and in Abu Dhabi in the United Arab Emirates and is experienced in all aspects of engineering, program management and construction management for large scale construction and development projects of the magnitude of the Omagine Project. Baker has significant program management and construction management contracts with the United States military worldwide, including in the MENA Region. The Company believes it maintains a good working business relationship with Baker but recognizes that there are presently many such highly reputable program and project management companies available and operating in Oman. The Company is confident that Baker’s inability or unwillingness to perform or the loss of Baker’s services altogether, (none of which circumstances are presently anticipated by or known to the Company), would not have any adverse impact on its or LLC’s business or operations.

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

Subject to the approval of its shareholders and to negotiating and agreeing the CCC Oman Contract, LLC presently intends to hire CCC-Oman as the General Contractor for the construction of the Omagine Project (See: “The CCC-Oman Contract”, above). CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project.

To date, Omagine has generally conceived the development concepts and defined the ”scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. From this point forward, LLC will engage various firms as its consultants (master planner, engineers, real estate & hospitality consultants, etc.) who will together with management finalize the design for the Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

Compensation Discussion

Now that the DA has been signed and ratified by the Government and the UA has been signed by and registered with the Government, the Company plans, as previously disclosed, to institute a formal compensation plan for performance based compensation for all its executives and senior staff. This compensation plan will be designed to align executive compensation with the achievement by the Company of its long-term goals and objectives. Prior to the date hereof, the Company has attempted to strategically incentivize certain executives deemed critical to its ongoing operations (the “Company Executives”) on an ad hoc basis via the issuance to them and others of stock options (the “Strategic Options”). Pursuant to a Board of Directors resolution dated August 12, 2015, the expiration date of all such Strategic Options was extended to December 31, 2016.

As previously disclosed, the Board of Directors (the “Board”) determined in 2012 to award a one-time cash bonus (a “DA Success Bonus”) to each of the Company Executives in compensation for the extraordinary efforts and personal and professional risks, both financial and otherwise, that they undertook for many years in order to pursue the Company’s then primary strategic objective of signing the DA with the Government.

The Board recognizes the recent extraordinary advances made in the Company’s prospects but at the same time is aware that the Company’s shareholders have not yet seen the benefit of the share price appreciation which the Board expected would occur after the DA was signed. The Board is of the opinion that since the DA has been signed the market price of the Company’s Common Stock does not yet reflect the true value of the Company and therefore our shareholders have not yet benefited, as was expected by the Directors from the DA signing. In light of this opinion, the Directors are examining alternative ways to align the award of the DA Success Bonus payments more directly with the financial interests of its shareholders.

Such DA Success Bonuses were contemplated to be cash bonuses awarded to the Company Executives for their extraordinary efforts expended up until the DA was signed and were only to be awarded if the DA was signed. The Board is of the opinion that the DA Success bonuses are well deserved but that the Company’s shareholders also deserve compensation for their long suffering loyalty to the Company. The Board is therefore contemplating various alternative plans to align such DA Success Bonus awards not only with the Company Executives efforts through October 2, 2014, but also to align such awards with the actual results of such efforts. The Board views the price of the Company’s publicly traded Common Shares as the most accurate indicator of such results.

Moreover, since the share price appreciation to date has not been as expected by the Board, the Directors are of the opinion that the continuing efforts by such Company Executives is required to attain the actual share price appreciation results that will properly value the Company in line with the Board’s expectations.

Accordingly, the Directors are exploring methodologies to structure such DA Bonus payments in a manner more closely aligned with our shareholders’ interests so that the financial benefits from recent events at the Company are experienced not only by the Company Executives, but by all our shareholders as well.

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

The costs of labor and materials as well as the selling prices and market absorption rates of new residential and commercial properties remain somewhat volatile in Oman and accurate forecasts for such future costs, selling prices or market absorption rates cannot be made at this time. (See “Market Conditions” and “Sales and Marketing”, above).

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during its planned multiple sales releases beginning in mid-2016 will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2014 audited financial statements, our auditors have expressed substantial doubt about our ability to continue as a going concern. In March 2015, Omagine sold an aggregate of 206,281 restricted Common Shares to investors for aggregate proceeds to Omagine of $220,000 and on June 29, 2015, 158,000 Tempest Warrants were exercised for proceeds to Omagine of $250,000. Although we have entered into the 2014 SEDA and have recently raised additional capital via private placements of restricted Common Shares, we estimate that, absent our obtaining any additional working capital, we can continue as a going concern for approximately ten months from the date of this report.

Our single most important strategic objective for the past many years was achieved when the DA was signed by Omagine LLC and the Government of Oman on October 2, 2014. Since that time the DA has been ratified by the Government, the UA has been signed by and registered with the Government and LLC’s Usufruct Rights have been valued by three outside independent experts at an average valuation of seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000). Our foregoing estimate of ten months is based on (i) our current cash balances, (ii) assuming no effect on the Company’s financing prospects from having signed a multi-billion dollar transaction, (iii) assuming no sales of Common Stock pursuant to the 2014 SEDA, private placements or exercise of Warrants, and (iv) our extensive prior experience in carefully managing our cash outlays. Although we have never failed over the past ten years to obtain the cash resources sufficient to fund our ongoing operations, we cannot guarantee that such financing for our continuing operations will be available in the future.

THREE MONTHS ENDED JUNE 30, 2015 vs.

THREE MONTHS ENDED JUNE 30, 2014

The Company did not generate any revenue during the three month periods ended June 30, 2015 and 2014. The Company is relying on LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $572,103 during the three month period ended June 30, 2015 compared to $665,899 during the three month period ended June 30, 2014. This $93,796 (14%) decrease in SG&A Expenses was attributable to the following expense categories: commitment fees, which were paid for with Common Shares ($150,000), officers and directors’ compensation including stock based compensation ($80,067), consulting fees including stock based compensation ($3,483), professional fees ($651); offset by increases in travel ($126,391), other SG&A Expenses ($13,383) and occupancy costs ($631).

The Company sustained a net loss of $549,608 for the three month period ended June 30, 2015 compared to a net loss of $678,284 for the three month period ended June 30, 2014. This $128,676 (19%) decrease in net loss was principally attributable to the $93,796 decrease in SG&A Expenses mentioned above, a decrease in interest expense ($3,561), amortization of debt discount ($11,817) and the increase in net loss attributable to minority shareholders of LLC ($19,502).

SIX MONTHS ENDED JUNE 30, 2015 vs.

SIX MONTHS ENDED JUNE 30, 2014

The Company did not generate any revenue for the six month periods ended June 30, 2015 and 2014.

Total SG&A Expenses were $1,274,490 during the six month period ended June 30, 2015 compared to $1,152,344 during the six month period ended June 30, 2014. This $122,146 (11%) increase in SG&A Expenses was attributable to the following expense categories: travel ($248,954), consulting fees including stock based compensation ($98,163), other SG&A Expenses (73,069), professional fees including stock based compensation ($36,785) and occupancy costs ($1,747); offset by decreases in officers’ and directors’ compensation including stock based compensation ($186,572) and commitment fees paid for with Common Shares ($150,000).

The Company sustained a net loss of $1,239,583 for the six month period ended June 30, 2015 compared to a net loss of $1,173,426 for the six month period ended June 30, 2014. This $66,157 (6%) increase in net loss was principally attributable to the $122,146 increase in SG&A Expenses mentioned above offset by decreases in interest expense ($3,504), amortization of debt discount ($4,399) and the increase in net loss attributable to minority shareholders of LLC ($48,086).

Liquidity and Capital Resources

The Company incurred net losses of $1,239,583 and $1,173,426 during the six month periods ended June 30, 2015 and 2014, respectively. During the six month period ended June 30, 2015, the Company had a decrease in cash of $886,340 resulting from the negative cash flow of $1,325,962 from operating activities and $6,398 from purchase of equipment which was offset by a positive cash flow of $446,020 from financing activities. Financing activities for the six months ended June 30, 2015 consisted of proceeds of $450,000 from a note payable to YA Global Master SPV, Ltd. (the YA 2015 Loan), sales of Common Stock for proceeds of $220,000 and exercise of stock options for proceeds of $1,020, offset by payments totaling $225,000 on the 2014 YA Loan.

The Company had $6,398 in capital expenditures for the six month period ended June 30, 2015.

At June 30, 2015, the Company had $498,299 in current assets, consisting of $227,339 of cash, stock subscriptions receivable of $250,000 due from exercise of Tempest Warrants (158,228 shares at $1.58 per share), $1,020 from exercise of 2,000 stock options at $0.51 per share and $19,940 of prepaid expenses. The Company's current liabilities at June 30, 2015 totaled $1,647,236 consisting of $384,066 of convertible notes payable and accrued interest, $459,920 of notes payable and accrued interest, $425,901 of accounts payable and accrued expenses and $377,349 of accrued officers’ payroll. At June 30, 2015, the Company had a working capital deficit of $1,148,937 compared to a working capital deficit of $520,738 at December 31, 2014. Thirty-seven percent (37%) of the $1,647,236 of current liabilities at June 30, 2015 ($601,809) is due and owing to officers and/or directors of Omagine.

The $628,199 increase in the Company's working capital deficit at June 30, 2015 compared to December 31, 2014 is attributable to the decrease in cash ($886,340) and the increase in current liabilities ($7,039), offset by increases in the receivable from the exercise of Tempest Warrants ($250,000) and prepaid expenses and other current assets ($15,180). The Company’s liabilities at June 30, 2015 increased compared to December 31, 2014 due to increases in notes payable and accrued interest ($245,142), accrued interest on convertible notes payable ($13,637), accounts payable and accrued expenses and other current liabilities ($8,833), offset by decreases in accrued officers’ payroll ($260,573).

Warrants

As of the date hereof, Omagine has 6,773,896 Common Stock purchase warrants (“Warrants”) issued and outstanding, as follows:

1.	6,422,124 Warrants, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”), and
2.	351,772 Warrants which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”).

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised. In accordance with their terms, the Tempest Warrants are by definition always “in the money”. On August 15, 2014, 240,000 Tempest Warrants were exercised at $1.40 per share, on October 2, 2014, a further 250,000 Tempest Warrants were exercised at $1.31 per share and on June 29, 2015 an additional 158,228 Tempest Warrants were exercised at $1.58 per share. No assurance can be given that any of the 351,772 remaining outstanding Tempest Warrants will be exercised.

Management is hopeful that the Warrants will provide a future source of additional financing for Omagine.

Strategic Warrants

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On February 11, 2015, Omagine filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration effective February 13, 2015. The effective status of the Updated Warrant Registration will expire November 12, 2015 and the Company plans to file another Post-Effective Amendment on Form S-1 to maintain the effective status of the Updated Warrant Registration. Pursuant to a Board of Directors resolution dated August 12, 2015, all the expiration date of all Strategic Warrants was extended from December 31, 2015 to December 31, 2016. All other terms and conditions of the Strategic Warrants remained unchanged.

Tempest Warrants

On June 24, 2014, Omagine issued the Tempest Warrants to an investor. (See Exhibit 4.4). Both the Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. Omagine has agreed with the investor to register with the SEC all the Common Shares presently owned by Tempest and his affiliate and the 351,772 Common Shares underlying the remaining Tempest Warrants. The Tempest Warrants expire on June 23, 2016 and are not redeemable by Omagine.

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

Since the DA is now signed, any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new Equity Sales into Omagine and (b) new Equity Sales or Debt Facilities for LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount in excess of $9 million. (See: “Warrants, Financial Advisor, and The Shareholder Agreement / LLC Capital Structure, Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

Because the market for our Common Stock has historically exhibited low liquidity levels, we may not be able to take full advantage of the 2014 SEDA if such liquidity levels do not improve as a result of the continuing execution of the Omagine Project. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 3,000,000 shares available under the 2014 SEDA before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

LLC is now obligated to design, develop and construct the $2.5 billion Omagine Project. Given the size and scope of the Omagine Project, it is expected that LLC will require a minimum of $350 million (possibly up to $500 million) of Syndicated Project Financing over various times during the next 4 to 5 years. This Syndicated Project Financing requirement will not be addressed by utilizing the 2014 SEDA (See “Financial Advisor”, above). Notwithstanding that fact, the Company expects to have substantial and rapidly forthcoming working capital requirements other than the Syndicated Project Financing.

Given the considerable resources we will be required to bring to bear to execute the Omagine Project, we presently expect that we will fully utilize the entire $5 million amount available to us under the 2014 SEDA. Such use of the 2014 SEDA by us will be guided by the price, liquidity and volatility of our Common Stock as we move forward. We cannot presently predict what other future sources of financing might become available to us to cause us to utilize less than the full $5 million available under the 2014 SEDA and our present assessment is that, we will surely need and will ultimately receive the full $5 million available under the 2014 SEDA. The Prior SEDAs indisputably provided the Company the lifeline needed to achieve the DA signing and the 2014 SEDA will likely provide some of the supplementary working capital the Company will need going forward.

Prior SEDAs

The 2009 SEDA expired in 2011. The 2011 SEDA was due to expire on September 1, 2014 but was terminated on July 21, 2014 by the mutual consent of the parties (See Exhibit 10.11).

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

The 2014 SEDA

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA. Unless earlier terminated in accordance with its terms, the 2014 SEDA shall automatically expire on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Registration Effective Date” (as hereinafter defined), or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares (the “Commitment Fee Shares”) to YA Global II SPV, LLC which is an affiliate of YA.

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. The effective status of the 2014 SEDA Registration Statement will expire October 21, 2015 and the Company plans to file another Post-Effective Amendment on Form S-1 to maintain the effective status of the 2014 SEDA Registration Statement.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.6, 10.7, and 10.10.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary but as of the date of this Report, no Common Shares other than the Commitment Fee Shares were sold pursuant to the 2014 SEDA.

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

On April 22, 2014, Omagine and YA entered into another unsecured loan agreement (the “2014 YA Loan Agreement”) whereby Omagine borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, Omagine (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan was received by Omagine on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.13; 10.14; and 10.15 respectively. Omagine has fully repaid the 2014 YA Loan pursuant to its terms.

On May 20, 2015, the Company and YA entered into another loan agreement (the “2015 YA Loan Agreement”). Pursuant to the 2015 YA Loan Agreement, the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2015 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2015 YA Loan Agreement the Company agreed to pay a $50,000 commitment fee with respect to the 2015 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). The $500,000 proceeds of the 2015 YA Loan was received by the Company on May 21, 2015 and the $50,000 commitment fee was paid to the Affiliate.

The foregoing summary of the terms of the 2015 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.35; 10.36; and 10.37 respectively.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived.

Omagine LLC

Omagine invested the 20,000 Omani Rial cash ($52,000) OMAG Initial Equity Investment into LLC and pursuant to the Shareholder Agreement the following additional investments have been made to date into LLC:

                  i.            a further 130,000 Omani Rial ($338,000) cash investment was made by the LLC Shareholders, and

                 ii.            a further 180,000 Omani Rial ($468,000) cash investment was made by Omagine, and

               iii.            a further 276,666,667 Omani Rial ($718,614,000) non-cash investment was made by RCA.

Assuming the non-cash investment by RCA of the Usufruct Rights is recorded as capital on LLC’s financial statements as management presently expects to be the case, LLC is presently capitalized at 276,996,667 Omani Rials ($720,191,334). Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date, including some expenses related to the Pre-Design Activities, have depleted LLC’s cash resources.

As of the date hereof Omagine has invested 180,000 Omani Rials ($468,000) of its OMAG Deferred Investment in advance of when Omagine is obligated to do so in order to maintain LLC’s liquidity.

Omagine will make the 30,000 Omani Rial ($78,000) remaining balance of its OMAG Deferred Investment into LLC on a date between the date hereof and the Financing Agreement Date.

CCC and RCA are obligated to make the 26,628,125 Omani Rial ($69,233,125) Final Deferred Investment into LLC promptly on or after the Financing Agreement Date occurs.

The Company is considering several financing methods for LLC, some of which would trigger the Financing Agreement Date and thereby also trigger the obligation of RCA and CCC to invest the Final Deferred Investment into LLC. Financing structures under consideration to facilitate the full execution of LLC’s fast-track development plan and the financing of the maximum scope of Pre-Design Activities include Equity Sales and Debt Facilities. The Company does not have any definitive agreements with respect to the aforementioned financing methods and no assurance can be given that the Company will be able to obtain any financing. (See “Financing / Pre-Design Activities / Financing Agreement Date” above).

The 276,666,667 Omani Rial ($718,614,000) investment of the Usufruct Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Usufruct Rights”, above).

The continuation of LLC’s business to date has to a large extent been financed by Omagine. LLC will now have to arrange a significant amount of Syndicated Project Financing in order to execute its plan to design and develop the Omagine Project (See “Financial Advisor”, above ). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

The continuation of Omagine’s operations is dependent upon Omagine’s ability to secure continued financing for its and LLC’s operations until such time as LLC begins paying Omagine the Success Fee and the Pre-Development Expense Amount. (See: “Pre-Development Expenses / Success Fee” above).

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

In the absence of the closing of an Equity Sale or Debt Facility, and subject to the necessary financial resources being available to it, Omagine may reluctantly make a secured loan to LLC in order to finance the balance of the Pre-Design Activities. This would in turn also trigger the Financing Agreement Date and the obligations of RCA and CCC to invest the 26,628,125 Omani Rial ($69,233,125) Final Deferred Investment into LLC.

Investors and shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue until after the development of the Omagine Project is well underway. The failure to ultimately secure Syndicated Project Financing will have a materially significant negative effect on the Company’s ability to continue operations.

Capital Expenditures and Syndicated Project Financing

The Company incurred $6,398 for capital expenditures in the first six months of 2015. We expect in the near term that (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Syndicated Project Financing and Debt Facilities.

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
ii.	at LLC through a combination of invested capital, Equity Sales, Debt Facilities and Syndicated Project Financing (See “The Shareholder Agreement / LLC Capital Structure” and “Financing/ Pre-Design Activities/ Financing Agreement Date”).

No assurance can be given that such financing will be available to the Company at either Omagine or LLC.

We presently expect that LLC's Syndicated Project Financing requirements will be placed with several regional and international banks as arranged by LLC and its Financial Adviser. LLC’s requirement for Syndicated Project Financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers. (See “Financial Advisor” and “Market Conditions” and “Sales & Marketing”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

On June 29, 2015, a Non-US investor exercised 158,228 Tempest Warrants at an exercise price of $1.58 for proceeds of $250,000.

On June 29, 2015, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 158,228 restricted Common Shares to a Non-US investor. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,911 restricted Common Shares valued at $12,500.

On June 30, 2015, a former director exercised 2,000 stock options for proceeds of $1,020.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the three month period ended June 30, 2015.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
10.5	The April 20, 2011 Shareholder Agreement (9)
10.6	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.7	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.8	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.9	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.10	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.11	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.12	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.13	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.14	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.15	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.16	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.17	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.18	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.19	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.20	The Omagine Inc. 2014 Stock Option Plan (19)
10.21	The Omagine Inc. 401(k) Adoption Agreement (5)
10.22	Convertible Promissory Note payable to Frank J. Drohan (14)
10.23	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.24	The Development Agreement dated October 2, 2014 (20)
10.25	Reference Copy of Exhibit 10.24 (21)
10.26	The October 10, 2014 SEDA Amendment (22)
10.27	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
10.28	The Usufruct Agreement Dated July 1, 2015 (24)
10.29	A PDF Reference Copy of Exhibit 10.28 (25)
10.30	An English Translation of the Letter Dated July 2, 2015 (24)
10.31	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.30 (25)
10.32	The Savills Final Valuation Report (24)
10.33	The DTZ Final Evaluation Report (24)
10.34	The JLL Final Valuation Report (24)
10.35	The 2015 YA Note Purchase Agreement dated May 20, 2015 (26)
10.36	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (26)
10.37	The May 20, 2015 Closing Statement signed by Omagine and YA (26)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

*Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 2, 2014 as a reference copy exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on July 9, 2015 as a reference copy exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(26)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: August 19, 2015	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 19, 2015	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal
Accounting Officer

