Form 10-K/A
period 2014-12-31
Omagine, Inc.
filed 2015-10-29
CIK 820600

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

As of April 6, 2015, the Registrant had outstanding 17,125,883 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

None

Omagine, Inc.

Table of Contents to the Annual Report on Form 10-K/A (Amendment No. 1)
Fiscal Year Ended December 31, 2014

		Page

	EXPLANATORY NOTE	3

	Forward Looking Statements	4

	Part II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 8.	Financial Statements and Supplementary Data	12

	Part III

Item 11.	Executive Compensation	13

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	26

	Signatures	28

EXPLANATORY NOTE

Omagine, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2014 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 13, 2015 (the “Original Filing”).

As now discussed in Note 12 to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statements at December 31, 2014 and for the year then ended in order to correct the recording of the December 29, 2014 extension of the expiration date of 1,965,000 Strategic Stock Options.

As a result of the revisions in Part II, Item 8 (Financial Statements), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part III, Item 11 (Executive Compensation) have been revised to incorporate the revisions made to Part II, Item 8 as stated in the previous paragraph.

This Amendment amends and restates only Items 7, 8 and 11. No other information in the Original Filing is amended hereby. This Amendment speaks as of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date. This Amendment should be read in conjunction with the Original Filing. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

PART II

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

Results of Operations:

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

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $5,113,241 during the year ended December 31, 2014 compared to $2,630,555 during the year ended December 31, 2013. This $2,482,686 (94%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors’ compensation, including stock based compensation ($1,300,403), consulting fees including stock based compensation ($752,218), stock-based commitment fees ($150,000), travel ($136,296), other selling, general and administrative costs ($69,985), professional fees, including stock based compensation ($61,298), and occupancy costs ($12,485).

The Company sustained a net loss of $5,160,960 for the year ended December 31, 2014 compared to a net loss of $2,640,590 for the year ended December 31, 2013. This $2,520,370 (95%) increase in the Company's net loss for the year ended December 31, 2014 compared to its net loss for the year ended December 31, 2013 was principally attributable to the $2,482,686 increase in SG&A Expenses mentioned above, a $24,951 increase in interest expense, $31,031 increase in amortization of debt discount and a $18,297 increase in net loss attributable to minority shareholders of Omagine LLC.

Liquidity and Capital Resources

The Company incurred net losses of $5,160,960 and $2,640,590 in the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company had an increase in cash of $1,093,596 resulting from the positive cash flow of $2,471,600 from its financing activities being offset by the negative cash flow of $1,374,210 from its operating activities and $3,434 from investing activities. Financing activities during the year ended December 31, 2014 consisted of sales by Omagine, Inc. of shares of its Common Stock for proceeds of $1,797,100, proceeds from the exercise of Common Stock Purchase Warrants of $663,500 and proceeds from the issuance of a new note payable to YA Global Master SPV, Ltd. of $461,000, less an aggregate $450,000 repayment of notes payable to YA ($175,000 paid on the original $200,000 note and the first four monthly installments totaling $275,000 paid on the $500,000 note).

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

PART III

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (1)	Option Awards (2)	All Other Comp.	Total
		($)	($)	($)	($)	($)	($)

Frank J. Drohan,	2014	$125,000	$0	$33,443	$1,495,595	$0	$1,654,038
Chief Executive and	2013	$125,000	$0	$33,889	$566,727	$0	$725,616
Financial Officer	2012	$125,000	$0	$34,388	$691,874	$0	$851,262

Charles P. Kuczynski,	2014	$100,000	$0	$34,781	$375,277	$0	$510,058
Vice-President	2013	$100,000	$0	$35,301	$194,805	$0	$330,186
and Secretary	2012	$100,000	$0	$35,882	$236,847	$0	$372,729

William Hanley,	2014	$80,000	$0	$8,026	$146,937	$0	$234,963
Controller and Principal	2013	$80,000	$0	$7,060	$42,508	$0	$129,568
Accounting Officer	2012	$80,000	$0	$5,980	$51,183	$0	$137,163

Sam Hamdan, Deputy	2014	$0	$0	$0	$1,159,445	$0	$1,159,445
Managing Director,	2013	$0	$0	$0	$644,479	$0	$644,479
Omagine LLC (3)	2012	$0	$0	$0	$18,768	$0	$18,768

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

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2) ($)	All Other Compensation ($)	Total ($)
Estate of Salvatore Bucchere (3)	$0	$0	$54,886	$0	$54,886
Kevin Green (3)	$0	$0	$0	$0	$0
Louis Lombardo	$1,250	$0	$102,885	$0	$104,135

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized by the named director. Assumptions used in the calculation of the amounts specified in Column (d) are included in Note 1 – STOCK BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company’s audited financial statements for the fiscal year ended December 31, 2014.

(2)	All Strategic Options presently expire on December 31, 2015. As of December 31, 2014, (a) Mr. Lombardo had 75,000 fully vested Strategic Options, the estate of Mr. Bucchere had 50,000 fully vested Strategic Options and Mr. Green had no Strategic Options. In addition as of December 31, 2014, Mr. Lombardo held Stock Options that are not Strategic Options as follows: (i) 2,000 fully vested Stock Options exercisable at $0. 85 per Common Share, (ii) 2,000 fully vested Stock Options exercisable at $1.38 per Common Share, and (iii) 2,000 fully vested Stock Options exercisable at $1.70 per Common Share; and Mr. Green held Stock Options that are not Strategic Options as follows: (i) 2,000 fully vested Stock Options exercisable at $0.85 per Common Share and (ii) 2,000 fully vested Stock Options exercisable at $0.51 per Common Share (See: “Equity Compensation Plan Information” - “Stock Options Granted to Independent Directors” below).

(3)	Mr. Green resigned in January 2012 and Mr. Bucchere died in April 2012.

Independent Directors are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2014

Compensation Item	Amount

Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options (1)(2)

(1)	On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options at the closing price on the date of grant, vesting 2,000 on the date of grant and 2,000 on the first business day of January in each of the two years next following the date of grant.

(2)	For Independent Directors that have served on the Board for at least three years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of January in each fiscal year next following such three year period, at the closing price on the date of such grant, and vesting immediately upon grant.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2014 and December 31, 2013;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2014 and December 31, 2013;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for fiscal years ended December 31, 2014 and December 31, 2013;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014 and December 31, 2013;

F-6	Notes to the Financial Statements.

The exhibit index below lists the exhibits that are filed as part of this Form 10-K/A (Amendment No. 1).

Exhibit
Numbers	Description
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (7)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (8)
10.6	The December 8, 2008 SEDA Agreement between Omagine and YA (1)
10.7	The May 4, 2011 SEDA Agreement between Omagine and YA (3)
10.1	The April 22, 2014 SEDA Agreement between Omagine and YA (6)
10.11	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (5)
10.12	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (4)
10.13	The 2014 YA Note Purchase Agreement dated April 22, 2014 (6)
10.14	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (6)
10.15	The April 22, 2014 Closing Statement signed by Omagine and YA (6)
10.19	The Amended Omagine Inc. 2003 Stock Option Plan (2)
10.2	The Omagine Inc. 2014 Stock Option Plan (7)
10.27	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (8)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith.

(1)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(4)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(5)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October 2015.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on October 29, 2015 on behalf of the Registrant and in the capacities indicated.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN
Chairman of the Board of Directors,
President and Chief Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

By:	/s/ Charles P. Kuczynski
CHARLES P. KUCZYNSKI,
Vice President, Secretary and Director

By:	/s/ Louis J. Lombardo
LOUIS J. LOMBARDO,
Director

By:	/s/ Jack A. Smith
JACK A. SMITH,
Director

By:	/s/ Alan M. Matus
ALAN M. MATUS,
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

As discussed in Note 12 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2014.

/s/ Michael T. Studer CPA P.C.
April 13, 2015 (except as to Note 12, which is dated as of October 29, 2015) Freeport, New York

ITEM  1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(Restated - See Note 12)

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

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
16,878,119 shares in 2014 and 14,935,038 in 2013	16,878	14,935
Capital in excess of par value	32,252,954	25,987,795
Deficit	(32,669,399)	(27,508,439)
Total Omagine, Inc. stockholders' deficit	(399,567)	(1,505,709)
Noncontrolling interests in Omagine LLC	(79,621)	(25,952)

Total Stockholders' Deficit	(479,188)	(1,531,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,161,009	$71,242

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND  SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(Restated - See
	Note 12)
REVENUE:
Total revenue	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $2,251,830 and $951,677, respectively)	2,559,580	1,259,177
Professional fees (includes stock- based compensation of $10,436 and $0, respectively)	176,996	115,698
Consulting fees (including stock-based compensation of $1,388,699 and $773,802, respectively)	1,557,103	804,885
Commitment fees (all stock-based compensation)	150,000	-
Travel	239,134	102,838
Occupancy	159,382	146,897
Other selling general and administrative	271,046	201,060
Total Costs and Expenses	5,113,241	2,630,555

OPERATING LOSS	(5,113,241)	(2,630,555)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(40,199)	(9,168)
Interest expense	(61,189)	(36,238)
Other (Expense) - Net	(101,388)	(45,406)

NET LOSS	(5,214,629)	(2,675,961)

Add net loss attributable to noncontrolling interests in Omagine LLC	53,669	35,371

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(5,160,960)	$(2,640,590)

LOSS PER SHARE - BASIC AND DILUTED	$(0.32)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	16,273,965	14,798,406

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and Outstanding		Committed to be issued		Capital in		Noncontrolling
		$0.001 Par		$0.001 Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2012	14,369,041	14,369	107,500	107	23,996,481	(24,867,849)	9,419	(847,473)

Issuance of Common Stock committed to stockholder relations agent for fees	107,500	107	(107,500)	(107)	-	-	-	-

Issuance of Common Stock for cash	100,000	100	-	-	124,900	-	-	125,000

Stock option expense	-	-	-	-	1,445,744	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	-	-	76,195	-	-	76,250

Stock options exercised by Director's Estate	4,000	4	-	-	2,716	-	-	2,720

Issuance of Common Stock for cash	71,162	71	-	-	74,929	-	-	75,000

Stock grant to consultant for services rendered	5,000	5	-	-	5,325	-	-	5,330

Stock grants to stockholder relation agents for fees	40,000	40	-	-	38,500	-	-	38,540

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	163,094	164	-	-	204,836	-	-	205,000

Stock grant to IT consultants for fees	19,988	20	-	-	18,169	-	-	18,189

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	-	-	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	-	-	26,214	-	-	26,248

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	218,941	219	-	-	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	-	-	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	-	-	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	-	-	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on retricted Common Stock sales	46,000	47	-	-	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	-	-	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	-	-	(9,010)	-	-	(9,020)

Stock Option expense (Restated -See Note 12)	-	-	-	-	3,486,856	-	-	3,486,856

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(53,669)	(53,669)

Net loss (Restated- See Note 12)	-	-	-	-	-	(5,160,960)	-	(5,160,960)

Balances at December 31, 2014 (Restated-See Note 12)	16,878,119	$16,878	-	$-	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

See accompanying notes to consolidated financial statements.

 OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
	(Restated-See
	Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(5,160,960)	$(2,640,590)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(53,669)	(35,371)
Depreciation and amortization	45,327	11,801
Stock-based compensation related to stock options	3,486,856	1,445,744
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $10,275 and $179,965 in 2014 and 2013 respectively, arising from grants to service providers	10,275	179,965
Issuance of Common Stock for finders' fees on restricted Common Stock sales	76,168	-
Issuance of Common Stock for consulting fees	-	23,519
Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	10,436	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees	150,000	-
Cancellation of restricted Common Stock to stockholder relations agent	(9,020)	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(7,780)	(5,382)
Accrued interest on notes payable	22,947	28,958
Accounts payable	26,691	102,094
Accrued officers' payroll	(89,690)	206,250
Accrued expenses and other current liabilities	41,959	9,845
Net cash flows used by operating activities	(1,374,210)	(596,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,434)	(8,207)
Net cash flows used by investing activities	(3,434)	(8,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of 2014 note payable to YA Global Master SPV, Ltd. net of $39,000 commitment fee	461,000	-
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(275,000)	-
Proceeds of issuance of 2013 note payable to YA Global Master SPV, Ltd. net of $20,000 commitment fee	-	180,000
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	(175,000)	(25,000)
Proceeds from sale of Common Stock	1,797,100	407,720
Proceeds from the exercise of Common Stock Warrants	663,500	-
Net cash flows provided by financing activities	2,471,600	562,720

NET INCREASE IN CASH	1,093,956	(42,404)

CASH BEGINNING OF PERIOD	19,723	62,127

CASH END OF PERIOD	$1,113,679	$19,723

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,078	$965

Interest paid	$33,791	$4,896

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	$10,436	$-

Issuance of Common Stock to stockholder relations agent for fees	$-	38,540

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2014 and 2013 were $3,486,856 and $1,445,744, respectively. (See Note 7)

Earnings (Loss) Per Share – Basic earnings (loss) per share of Omagine’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of Common Shares and dilutive securities (stock options, warrants and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

At December 31, 2014, the negative working capital of the Company was $520,738. Further, the Company incurred net losses of $5,160,960 and $2,640,590 for the years ended December 31, 2014 and December 31, 2013 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. The continued existence of the Company is dependent upon its ability to execute its business plan and attain profitable operations or obtain additional financing.

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

On December 29, 2014, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended from December 31, 2014 to December 31, 2015 (the “Third Extension”). The $1,504,404 estimated fair value of the Third Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $2.52 share price, (ii) 368 day term, (iii) 147% expected volatility, (iv) 0.25% (368 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2014.

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

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at December 31, 2014 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on April 13, 2015) in order to correct the amount of the stock option expense resulting from the December 29, 2014 extension of the expiration date of 1,965,000 Strategic Options (see Note 7).

As previously reported, the Company recorded the stock option expense from the December 29, 2014 extension based on the fair value of the modified stock options at December 29, 2014 of $3,115,704. However, ASC 718 provides that the expense be calculated based on the incremental compensation cost of the modified award (excess of the fair value of the modified award, or $3,115,704, over the fair value of the original award immediately before modification of the terms, or $1,611,300). As restated, the Company has recorded the stock option expense from the December 29, 2014 extension based on the incremental compensation cost of $1,504,404.

The effect of the restatement adjustment on the Consolidated Balance Sheet at December 31, 2014 follows:

	As Previously	Restatement
	Reported	Adjustment	As Restated

Total Assets	$1,161,009	$-	$1,161,009

Total Liabilities	1,640,197	-	1,640,197
Common Stock	16,878	-	16,878
Capital in Excess of Par Value	33,864,254	(1,611,300)	32,252,954
Deficit	(34,280,699)	1,611,300	(32,669,399)
Non-controlling interests in Omagine LLC	(79,621)	-	(79,621)
Total Stockholders’ Deficit	(479,188)	-	(479,188)
Total Liabilities and Stockholders' Deficit	$1,161,009	$-	$1,161,009

The effect of the restatement adjustment on the Consolidated Statement of Operations for the year ended December 31, 2014 follows:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Revenue	$-	$-	$-
Officers and Directors compensation	$3,510,780	($951,200)	$2,559,580
Consulting fees	2,217,203	(660,100)	1,557,103
Other operating expenses	996,558	-	996,558
Total operating expenses	6,724,541	(1,611,300)	5,113,241
Operating loss	(6,724,541)	1,611,300	(5,113,241)
Other expense	(101,388)	-	(101,388)
Net loss	(6,825,929)	1,611,300	(5,214,629)
Add net loss attributable to non-controlling interests in Omagine LLC	53,669	-	53,669
Net loss attributable to Omagine, Inc.	$(6,772,260)	$1,611,300	$(5,160,960)
Loss per share - basic and diluted	$(0.42)	$0.10	$(0.32)
Weighted average number of shares outstanding - basic and diluted	16,273,965	-	16,273,965

The effect of the restatement adjustment on the Consolidated Statement of Cash Flows for the year ended December 31, 2014 follows:

	As Previously	Restatement
	Reported	Adjustment	As Restated

Net loss	$(6,772,260)	$1,611,300	$(5,160,960)

Stock-based compensation related to stock options	5,098,156	(1,611,300)	3,486,856
Other adjustments to reconcile net loss to net cash flows used by operating activities:	305,767	-	305,767
Changes in operating assets and liabilities	(5,873)	-	(5,873)
Net cash flows used by operating activities	(1,374,210)	-	(1,374,210)
Net cash flows used by investing activities	(3,434)	-	(3,434)
Net cash flows provided by financing activities	2,471,600	-	2,471,600
Net increase in cash	$1,093,956	$-	$1,093,956

