Form 10-Q
period 2015-09-30
Omagine, Inc.
filed 2015-11-23
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 16, 2015, the Registrant had outstanding 18,728,313 shares of common stock, par value $.001 per share (“Common Stock”).

i

ii

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties (such as the Qatari Bank Loan discussed in this report), are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its subsidiary Omagine LLC or the managements or Boards of Directors thereof , (iii) the Company’s business plans, products or services, (iv) future economic or financial performance, and (v) assumptions underlying such statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

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

iii

ITEM 1 : FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$25,823	$1,113,679
Inventory: (Note 2)
Land under development	490,813,363	-
Total inventory held for sale	490,813,363	-

Prepaid expenses and other current assets	10,970	5,780

Total Current Assets	490,850,156	1,119,459

PROPERTY, PLANT AND EQUIPMENT
Real estate held for investment (Note 2)	227,800,637	-
Total investment real estate	227,800,637	-
Office and project equipment	160,002	153,604
Less accumulated depreciation and amortization	(147,573)	(144,036)
Total Property, Plant and Equipment	227,813,066	9,568

OTHER ASSETS	30,228	31,982

TOTAL ASSETS	$718,693,450	$1,161,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$390,997	$370,429
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $33,333 and $12,133, respectively)	339,708	214,778
Accounts payable	418,527	257,736
Accrued officers' payroll	375,349	637,922
Accrued expenses and other current liabilities	128,368	159,332
Total Current Liabilities	1,652,949	1,640,197

TOTAL LIABILITIES	1,652,949	1,640,197

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
17,471,718 shares in 2015 and 16,878,119 in 2014	17,472	16,878
Capital in excess of par value	467,363,870	32,252,954
Deficit	(37,604,660)	(32,669,399)
Total Omagine, Inc. stockholders' equity (deficit)	429,776,682	(399,567)
Noncontrolling interests in Omagine LLC	287,263,819	(79,621)

Total Stockholders Equity (Deficit)	717,040,501	(479,188)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,693,450	$1,161,009

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $1,880,765, $96,452, $1,957,285 and $393,294, respectively)	1,976,515	172,702	2,240,535	623,294
Professional fees (includes stock-based compensation of $0, $0, $0 and $10,436, respectively)	9,375	36,415	142,394	132,649
Consulting fees (including stock-based compensation of $1,343,924, $61,243, $1,355,105 and $258,747, respectively)	1,414,848	95,980	1,745,904	328,872
Commitment fees (all stock-based compensation)	-	-	-	150,000
Travel	117,281	15,838	423,875	73,479
Occupancy	45,683	37,939	124,419	114,928
Other selling general and administrative	125,585	79,993	286,651	167,989
Total Costs and Expenses	3,689,287	438,867	4,963,778	1,591,211

OPERATING LOSS	(3,689,287)	(438,867)	(4,963,778)	(1,591,211)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(12,500)	(9,750)	(28,800)	(30,449)
Interest expense	(18,643)	(16,816)	(44,843)	(46,522)
Other (Expense) - Net	(31,143)	(26,566)	(73,643)	(76,971)

NET LOSS	(3,720,430)	(465,433)	(5,037,421)	(1,668,182)

Add net loss attributable to noncontrolling interests in Omagine LLC	24,752	9,082	102,160	38,405

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(3,695,678)	$(456,351)	$(4,935,261)	$(1,629,777)

LOSS PER SHARE - BASIC AND DILUTED	$(0.21)	$(0.03)	$(0.29)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	17,417,560	16,064,928	17,240,703	15,862,554

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Issued and		Committed to be
	Outstanding		issued		Capital in		Noncontrolling
		$0.001 Par		$0.001 Par	Excess of		Interests in
	Shares	Value	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2012	14,369,041	$14,369	107,500	$107	$23,996,481	$(24,867,849)	$9,419	$(847,473)

Issuance of Common Stock committed to stockholder relations agent for fees	107,500	107	(107,500)	(107)	-	-	-	-

Issuance of Common Stock for cash	100,000	100	-	-	124,900	-	-	125,000

Stock Option expense	-	-	-	-	1,445,744	-	-	1,445,744

Issuance of Common Stock for 401(k) Plan contribution	55,253	55	-	-	76,195	-	-	76,250

Stock options exercised by Director's estate	4,000	4	-	-	2,716	-	-	2,720

Issuance of Common Stock for cash	71,162	71	-	-	74,929	-	-	75,000

Stock grant to consultant for services rendered	5,000	5	-	-	5,325	-	-	5,330

Stock grants to stockholder relation agents for fees	40,000	40	-	-	38,500	-	-	38,540

Issuance of Common Stock under 2011 Standby Equity Distribution Agreement	163,094	164	-	-	204,836	-	-	205,000

Stock grant to IT consultants for fees	19,988	20	-	-	18,169	-	-	18,189

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(35,371)	(35,371)

Net loss	-	-	-	-	-	(2,640,590)	-	(2,640,590)

Balances at December 31, 2013	14,935,038	14,935	-	-	25,987,795	(27,508,439)	(25,952)	(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	-	-	26,214	-	-	26,248

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement	218,941	219	-	-	309,781	-	-	310,000

Issuance of Common Stock for 2014 SEDA commitment fees	85,822	86	-	-	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	-	-	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	-	-	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on restricted Common Stock sales	46,000	47	-	-	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	-	-	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	-	-	(9,010)	-	-	(9,020)

Stock Option expense	-	-	-	-	3,486,856	-	-	3,486,856

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(53,669)	(53,669)

Net loss	-	-	-	-	-	(5,160,960)	-	(5,160,960)

Balances at December 31, 2014	16,878,119	16,878	-	-	32,252,954	(32,669,399)	(79,621)	(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	-	-	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	-	-	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	-	-	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	-	-	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	-	-	1,018	-	-	1,020

Exercise of Tempest Warrants	158,228	158		-	249,842	-	-	250,000

Issuance of Common Stock for finders' fees on restricted Common Stock sales	7,911	8	-	-	12,492	-	-	12,500

Issuance of Common Stock for Directors' Compensation for services September 1, 2015 to December 31, 2015	50,000	50	-	-	99,950	-	-	100,000

Issuance of Common Stock under New Standby Equity Distribution Agreement (New SEDA)	17,696	18	-	-	24,982	-	-	25,000

Issuance of Restricted Common Stock for cash	10,000	10	-	-	14,690	-	-	14,700

Stock Option expense	-	-	-	-	3,001	-	-	3,001
Stock Option expense - Extension of Strategic Options (1,965,000 to December 31, 2016)			-	-	915,493	-	-	915,493
Stock Option expense - Extension of Strategic Options (950,000 to December 31, 2016)			-	-	541,215	-	-	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)			-	-	1,654,481	-	-	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC			-	-	431,168,400	-	287,445,600	718,614,000

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	-	-	(102,160)	(102,160)

Net loss	-	-	-	-	-	(4,935,261)	-	(4,935,261)

Balances at September 30, 2015 (Unaudited)	17,471,718	$17,472	-	$-	$467,363,870	$(37,604,660)	$287,263,819	$717,040,501

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(4,935,261)	$(1,629,777)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(102,160)	(38,405)
Depreciation and amortization	32,337	34,196
Stock-based compensation related to stock options	3,114,190	538,368
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $0 and $10,275 in 2015 and 2014 respectively, arising from grants to service providers	-	10,275
Issuance of Common Stock for finders' fees on restricted Common Stock sales	12,500	36,168
Issuance of Common Stock for consulting fees	9,450	-
Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	-	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees		150,000
Issuance of restricted Common Stock to two new Directors as compensation for services September 1,2015 to December 31, 2015	100,000
Cancellation of Restricted Common Stock to stockholder relations agent		(9,020)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(3,436)	(12,170)
Accrued interest on convertible notes payable	21,698	16,816
Accounts payable	160,791	(84,464)
Accrued officers' payroll	(142,573)	(85,940)
Accrued expenses and other current liabilities	(30,964)	1,508
Net cash flows used by operating activities	(1,687,178)	(985,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,398)	(1,984)
Net cash flows used by investing activities	(6,398)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of 2014 note payable to YA Global Master SPV, Ltd. net of $39,000 commitment fee		461,000
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(225,000)	(170,000)
Repayment of 2013 note payable to YA Global Master SPV, Ltd.	-	(175,000)
Proceeds of issuance of 2015 note payable to YA Global Master SPV, Ltd. net of $50,000 commitment fee	450,000
Principal payments on 2015 note payable to YA Global Master SPV, Ltd.	(130,000)
Proceeds from sale of Common Stock	259,700	952,100
Proceeds from the exercise of Common Stock Warrants	250,000	336,000
Proceeds from exercise of stock options	1,020	-
Net cash flows provided by financing activities	605,720	1,404,100

NET (DECREASE) INCREASE IN CASH	(1,087,856)	416,357

CASH BEGINNING OF PERIOD	1,113,679	19,723

CASH END OF PERIOD	$25,823	$436,080

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$2,197	$1,078

Interest paid	$19,089	$24,978

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of liability satisfied - charged to legal fees	$-	$10,436

Issuance of Common Stock to an Executive Officer in payment of salaries payable	$120,000	-

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC pursuant to Omagine LLC Stockholder Agreement	$718,614,000	-

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

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights) was registered in LLCs name with the Government. LLC is in receipt of term sheet from a bank in Qatar (the “Qatari Bank”) with respect to a loan offer to finance the First Phase of the Omagine Project. The loan offer is subject to the satisfaction of certain conditions precedent and to the negotiation and execution by the Qatari Bank and LLC of a definitive agreement with respect thereto and there is no assurance therefore that the loan will be executed. Contingent upon the closing of such loan, commencement of these First Phase activities is expected to begin promptly thereafter (See: Note 9 – “Omagine Project”).

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s amended annual report on Form 10-K/A for the fiscal year ended December 31, 2014 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 13, 2015 and the amended annual report on Form 10-K/A filed with the SEC on October 29, 2015.

Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Omagine, JOL and LLC. LLC is an Omani limited liability company organized under the laws of the Sultanate of Oman. All inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2015 and December 31, 2014, cash included approximately $6,500 and $11,200 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At September 30, 2015, inventory consists solely of land under development which was purchased on July 2, 2015 and which is held by LLC for sale. The cost of such land is stated at the fair value of the property at the date of acquisition. The Company’s consolidated financial statements for the period ended September 30, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 purchase of the Land Rights. (See: Note 2 – “Inventory and Property”).

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost. PP&E consists of land under development which is held for investment; furniture and fixtures; and office machinery and equipment. PP&E (including buildings and structures after they are completed and put into service) are depreciated on a straight-line basis over their respective useful service lives. The Company’s consolidated financial statements for the period ended September 30, 2015 reflect an increase of $227,800,637 in PP&E resulting from LLC’s July 2, 2015 purchase of the Land Rights. (See: Note 2 – “Inventory and Property”).

Stockholders’ Equity - Stockholders’ equity consists of common stock, capital in excess of par value, retained earnings, and non-controlling interests in LLC. The Company’s consolidated financial statements for the period ended September 30, 2015 reflect an increase of $718,614,000 in stockholders’ equity resulting from LLC’s July 2, 2015 acquisition of the Land Rights (a $431,168,400 increase in Omagine stockholders’ equity and a $287,445,600 increase in non-controlling interests in LLC). (See: Note 2 – “Inventory and Property”).

Estimates and Uncertainties - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results as determined at a later date could differ from those estimates. In recording $718,614,000 in the accompanying consolidated financial statements for the period ended September 30, 2015 as the value of the non-cash consideration received by LLC as Land Rights, management relied to a great extent upon the written valuation reports of three expert valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such Land Value to inventory and land under development, management relied to a great extent upon the written report and analysis of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to record the Land Value in LLC’s financial statements and on the agreement therewith by LLC’s independent auditor. In addition, the Company’s independent auditor is in agreement with and concurs with the accounting treatment utilized to record the Land Rights in the accompanying consolidated financial statements for the period ended September 30, 2015. (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the nine months ended September 30, 2015 and 2014 were $3,114,190 and $538,368, respectively. (See Note 7).

Earnings (Loss) Per Share – Basic earnings (loss) per share of Omagine’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of Common Shares and dilutive securities (stock options, warrants, stock appreciation rights and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the nine months ended September 30, 2015 and 2014, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Nine Months Ended
	September 30,
	2015	2014

Convertible Notes	156,399	145,399
Stock Options	3,273,000	2,315,000
Stock Appreciation Rights	1,455,000	0
Warrants	6,773,896	7,182,124
Total Common Shares Issuable	11,658,295	9,642,523

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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the period ended September 30, 2015 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to sell the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by the Royal Institution of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Land Rights valuations was 276,666,667 Omani Rials ($718,614,000).

LLC engaged the services of PricewaterhouseCoopers LLP (“PwC”) as its IFRS accounting consultant to definitively determine the correct method of recording the $718,614,000 average value of its Land Rights in its IFRS compliant financial statements. After receiving PwC’s written report and analysis, LLC then consulted its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter and received Deloitte’s written report agreeing with the PwC analysis. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital, work-in-process (inventory) and land on LLC’s financial statements. With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that, pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land.

In determining the proper amounts to be allocated to inventory and land, LLC calculated the percentage (x) by dividing (y) the area of the land LLC presently plans definitively to sell, by (z) the total area of land constituting the Omagine Site, and then multiplying that percentage (x) by $718,614,000 to get the number (N) for inventory. The amount to be allocated to land was then calculated by subtracting N from $718,614,000. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number $490,813,363 and the land number $227,800,637. In its consolidated financial statements therefore, the Company has allocated the value of the Land Rights between land under development which is held for sale (inventory) and land under development which is held for investment (PP&E). These percentage allocations may be modified over time as the more precise land uses become apparent during and after the master planning and construction process.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2015	2014
	(Unaudited)

Travel Advances	$2,000	$5,000
Prepaid office salaries (Muscat, Oman office)	-	780
Prepaid rent (Muscat, Oman office)	8,970	-

Total	$10,970	$5,780

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	September 30,	December 31,
	2015	2014
	Unaudited
Due to an Omagine director, interest at 10% per annum, due on demand, convertible into Common Stock at $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	74,946	63,726

Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	49,305	43,696

Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	16,746	13,007
Total	$390,997	$370,429

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

Notes payable and accrued interest thereon due to YA consist of:

	September 30,	December 31,
	2015	2014
	(Unaudited)
2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016) and interest.	$370,000	$-

2014 YA Loan - interest at 10% per annum, due and repaid in monthly installments of principal and interest through April 2015		225,000

Less: Unamortized debt discount at September 30, 2015 and December 31, 2014	(33,333)	(12,133)
Principal, net	336,667	212,867
Accrued interest	3,041	1,911
Total	$339,708	$214,778

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. (”YA”) pursuant to the SEDA.

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2015 issuances.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On May 16, 2015, Omagine sold 100,000 restricted Common Shares to an officer and director for proceeds of $120,000.

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

On September 1, 2015, two new Directors were each issued 25,000 restricted Common Shares at a value of $50,000 each for services to be rendered from September 1 to December 31, 2015.

On September 3, 2015, pursuant to the SEDA, Omagine sold 17,696 Common Shares to YA for proceeds of $25,000.

On September 14, 2015, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $14,700.

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

NOTE 7 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

Stock Options/ Stock Appreciation Rights

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At September 30, 2015, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan. At September 30, 2015, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (SARs) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the nine months ended September 30, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	-
Outstanding September 30, 2014	2,325,000	$1.73	0.74	$68,340

Exercisable at September 30, 2014	2,315,000	$1.73	0.72	$68,340

Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51	-	-
Granted in Q3 2015	1,455,000	$2.00	2.29	-
Outstanding September 30, 2015	4,728,000	$1.98	1.67	$59,440

Exercisable at September 30, 2015	4,728,000	$1.98	1.67	$59,440

Of the 3,273,000 Stock Options outstanding at September 30, 2015, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2016; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “ Fourth Extension”).

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

Of the 1,455,000 Stock Appreciation Rights, an aggregate of 750,000 were granted to three officers of Omagine, 15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC.

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

On August 12, 2015, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended from December 31, 2015 to December 31, 2016 (the “Fourth Extension”). The $915,493 estimated fair value of the Fourth Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.91 share price, (ii) 507 day term, (iii) 147% expected volatility, (iv) 0.32% (507 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

On August 12, 2015, the expiration date of the 950,000 Strategic Options issued in December of 2014 was extended from December 31, 2015 to December 31, 2016 (the “First Extension”). The $541,215 estimated fair value of the First Extension was calculated using the Black Scholes option pricing model and the following assumptions: ( i ) $1.91 share price, ( ii ) 507 day term, ( iii ) 147% expected volatility, ( iv) 0.32% (507 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

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

On August 31, 2015, Omagine granted an aggregate of 1,455,000 Stock Appreciation Rights (“SARs”) to six persons exercisable at $2.00 per share and expiring on December 31, 2017. Of the 1,455,000 SARs, an aggregate of 750,000 were granted to three officers of Omagine,15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC The $1,654,481 estimated fair value of the SARs was calculated using the Black Scholes option pricing model and the following assumptions: ( i) $1.60 share price, ( ii ) 854 day term, (iii) 147% expected volatility, ( iv ) 0.28% ( 854 day term ) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the nine months ended September 30, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2014	40,000	$1.80	4.81
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at September 30, 2014	10,000	$1.80	4.30

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at September 30, 2015	-	-	-

Issued and outstanding Stock Options and SARs (all non-qualified) as of September 30, 2015 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2016
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2016
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,728,000	4,728,000

A summary of information about Stock Options and SARs outstanding at September 30, 2015 is as follows:

	Stock Options and SARs Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	4,000	$0.85	0.64	4,000	$0.85
$ 1.01 - $2.00	3,624,000	1.80	1.72	3,624,000	1.80
$ 2.01 - $3.00	1,100,000	2.56	1.51	1,100,000	2.56
Totals	4,728,000	$1.97	0.74	4,728,000	$1.97

As of September 30, 2015, there was $2,081 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $1,001 in 2015, $540 in 2016 and $540 in 2017.

Warrants

As of September 30, 2015 Omagine had 6,773,896 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014, a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding as of the date of this report. (See Note 11).

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on January 28, 2015 which was declared effective by the SEC on February 13, 2015. The effective status of the Updated Warrant Registration expired on November 12, 2015 and the Company plans to file another Post-Effective Amendment on Form S-1 to reinstate the effective status of the Warrant Registration. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015 and again on January 5, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended to December 31, 2015. Again on August 12, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended to December 31, 2016. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on December 31, 2016 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	September 30,	December 31,
	2015	2014

U.S. federal net operating loss carry forwards	$5,566,000	$5,293,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,590,000	1,512,000
	7,156,000	6,805,000
Less: Valuation allowance	(7,156,000)	(6,805,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at September 30, 2015.

At September 30, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $15,902,000 expiring in various amounts from fiscal year 2017 to fiscal year 2035.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at September 30, 2015 and December 31, 2014.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York, New York under a ten-year lease entered into in February 2003 and extended in March 2013 and which lease now expires on December 31, 2015. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2015 and which provides for an annual rental of $35,880. The Company’s rent expense for the nine months ended September 30, 2015 and 2014 was $124,419 and $114,928, respectively.

At September 30, 2015, the future minimum lease payments under non-cancelable operating leases were $26,386 (all due in 2015).

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. At September 30, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its President of $107,891 and $310,464, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll and on September 9, 2015 paid an additional $2,000 of accrued officer’s payroll. At September 30, 2015 and December 31, 2014, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $136,575 and $171,575, respectively.

On January 1, 2015 the Company recommenced its bi-monthly payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At September 30, 2015 and December 31, 2014, Omagine had unpaid accrued officers’ compensation due to its Controller of $130,883 and $155,883, respectively.

Contingent Fee Payment Obligation

Depending on circumstances, LLC may execute an agreement with Michael Baker Corporation (”Baker”) to hire Baker as its Program Manager and/or Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, Omagine agreed that it would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”) after LLC signed the DA with the Government of Oman. Omagine paid Baker the Contingent Fee in October 2015 (See: Note 11).

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

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). LLC has signed a Development Agreement (“DA”) and a Usufruct Agreement (“UA”) for the Omagine Project with the Government of Oman. (See “The Development Agreement and Usufruct Agreement” below). The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

Development Agreement and Usufruct Agreement

Omagine’s 60% owned subsidiary, LLC, signed a DA with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance, which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into the UA with respect to the land constituting the Omagine Site.

The Land Rights give LLC extensive rights over the land constituting the Omagine Site including the right to sell such land on a freehold basis. On July 2, 2015, the UA was registered by the Government and a Land Rights registration fee of 20,250 Omani Rials ($52,650) was paid by LLC to the Government (and expensed in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015), which registration legally perfected LLC’s ownership of the Land Rights.

The five year period commencing on the Operative Date is a rent free period and thereafter LLC will pay annual rent to the Government based on only the built but unsold commercial area of the Omagine Project (approximately 150,000 sq. meters) or approximately 45,000 Omani Rials ($117,000) per year based on the current annual per square meter fee of 0.300 Omani Rials ($0.78). The term of the DA is 20 years and the term of the UA is 50 years (renewable) commencing from the Operative Date. The UA and the DA provisions relevant to the UA survive the expiration of the term of the DA.

The Operative Date of July 1, 2015 is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured. The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon the following milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government within twelve months from the Operative Date of a term sheet with lenders for the financing of the First Phase, any other phase or all of the Project, (2) LLC’s submission to the Ministry of Tourism of a social impact assessment within 8 months of the Operative Date and the Government’s approval thereof within 12 months of the Operative Date, (3) the Government’s approval within 12 months of the Operative Date of the development control plan for the Omagine Project and (4) the transformation of LLC into a joint stock company within 12 months of the Operative Date.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) within 5 years of the Operative Date. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contracts should be executed within one year of the Operative Date. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. The DA provides that the Government is required to grant reasonable requests for the extension of the terms of the DA in such circumstances.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of September 30, 2015, Omagine had (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 180,000 Omani Rials ($468,000) of cash advances to LLC against the OMAG Final Equity Investment. As of October 2015 Omagine has made the full 210,000 Omani Rial ($546,000) OMAG Final Equity Investment into LLC (See Note 11).

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125). Additionally pursuant to the Shareholder Agreement, RCA agreed to invest the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC. The Land Rights represents the value to LLC of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project.

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014 respectively, Omagine’s accounts payable included $16,108 and $13,603 due to its officers and directors.

NOTE 11 – SUBSEQUENT EVENTS

On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to Omagine of $3,040.

On October 26, 2015, Omagine sold an aggregate of 1,200,000 restricted Common Shares to three non-U.S. persons who are accredited investors (500,000 restricted Common Shares each to two investors and 200,000 restricted Common Shares to one investor) for aggregate proceeds to Omagine of $1,200,000.

On October 26, 2015, Omagine paid Baker the Contingent Fee sum of $72,000. (See: Note 9).

On October 27, 2015, Omagine made an additional cash advance of 30,000 Omani Rials ($78,000) to LLC representing cash advances in the aggregate of 210,000 Omani Rials ($546,000) made by Omagine to LLC thereby satisfying the OMAG Final Equity Investment. (See: Note 9, “Shareholder Agreement”).

On November 5, 2015, LLC received a term sheet from a Qatari Bank outlining the terms of a proposed Financing Agreement between LLC and the Qatari Bank pursuant to which such Qatari Bank will provide debt financing to LLC for the First Phase of the Omagine Project. On November 9, 2015, LLC’s Managing Director accepted, executed and returned the term sheet to the Qatari Bank and LLC and its attorneys are now awaiting a draft of the relevant Financing Agreement from the Qatari Bank for review.

On November 16, 2015, in connection with the aforementioned sale of 1,200,000 restricted Common Shares to three non-U.S. persons, Omagine paid a finder’s fee to another non-U.S. person. This finder’s fee was satisfied by issuing such other non-U.S. person 33,334 restricted Common Shares valued at $60,000 (based on the November 16, 2015 market price of $1.80 per share).

On November 16, 2015, Omagine sold 20,886 restricted Common Shares to an accredited investor for proceeds to Omagine of $25,000.

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

In November 2009, Omagine organized LLC as a wholly owned subsidiary under the laws of the Sultanate of Oman (”Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). In October 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.24 and 99.1 and “The Development Agreement and the Usufruct Agreement”, below).

Omagine initially capitalized LLC at Omani Rials (“OMR”) 20,000 [$52,000] and in 2011 Omagine’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: Exhibit 10.5 and “The Shareholder Agreement” below).

As of the date hereof, the shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and
ii.	The Office of Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and
iii.

Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion dollars in annual revenue, one hundred thirty thousand (130,000) employees worldwide and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

a.       Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and its investment arm, and

b.       Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

As of the date hereof, the ownership percentages of LLC are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Pursuant to the Shareholder Agreement:

➢	A “Financing Agreement” is a legally binding agreement between LLC and an investment fund, lender or other person, pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project and such legally binding Financing Agreement may or may not be subject to the satisfaction or waiver of certain conditions precedent and the first such Financing Agreement shall be in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to OMAG specified in clause 16.5(i) and clause 16.6, and

➢	The “Financing Agreement Date” is the day upon which LLC and a bank, investment fund, lender or other person first execute and deliver a Financing Agreement”), and

➢	The “Contract Date” is the day on which LLC and CCC-Oman execute a contract (the “CCC Contract”) appointing CCC-Oman as the general contractor for the Omagine Project.

As of the date hereof:

➢	LLC has received a term sheet from a bank in Qatar (the “Qatari Bank”) outlining the terms of a proposed agreement (the “Qatari Loan Agreement”) between LLC and the Qatari Bank pursuant to which the Qatari Bank would agree to provide $25 million of debt financing to LLC (the “Qatari Bank Loan”) to finance the first phase of the design and construction of the Omagine Project (the “First Phase”). The term sheet is not a legally binding loan commitment and the proposed Qatari Bank Loan is subject to the negotiation and execution by the Qatari Bank and LLC of the definitive Qatari Loan Agreement which, among other provisions, will contain one or more conditions precedent that must be satisfied before LLC can receive the $25 million proceeds of the Qatari Bank Loan. Until such Qatari Loan Agreement is executed by the parties and such conditions precedent and other possible provisions of the Qatari Loan Agreement are satisfied, no assurance can be given that the Qatari Bank Loan will actually be finalized or made. [See: “The Qatari Bank Loan” and “The First Phase”, below].

➢	the draft CCC Contract (which is quite extensive) is presently being reviewed by LLC and CCC-Oman and management expects that it will be signed by them shortly. The process of finalizing and signing the CCC Contract is in an advanced state as of the date hereof. (See: “The CCC Contract”, below).

Pursuant to the Shareholder Agreement the occurrence of both the Financing Agreement Date and the Contract Date are the two conditions precedent (“Conditions Precedent”) to the obligations of RCA and CCC to make their final cash investments into LLC in the aggregate combined amount of OMR 26,628,125 [$69,233,125] (the “Deferred Cash Investments”). As of the date hereof all of the LLC shareholders have previously made cash and non-cash investments into LLC and when the Conditions Precedent are satisfied, RCA and CCC will be obligated to make the Deferred Cash Investments into LLC.

The following table illustrates the equity investments by the LLC Shareholders:

	Shareholder Equity Investments into Omagine LLC
	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	Omani Rials	US Dollars	Omani Rials	US Dollars	Omani Rials	US Dollars

Initial cash equity investment at inception	OMR 20,000	$52,000
Additional cash equity investment at signing of Shareholder Agreement	OMR 70,000	$182,000	OMR 37,500	$97,500	OMR 22,500	$58,500
Additional cash equity investment before the first Financing Agreement Date	OMR 210,000	$546,000
Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement*			OMR 276,666,667	$718,614,000
Additional cash equity investment (Deferred Cash Investments)**			OMR 7,640,625	$19,865,625	OMR 18,987,500	$49,367,500
Total Equity Investment into LLC per Shareholder	OMR 300,000	$780,000	OMR 284,344,792	$738,577,125	OMR 19,010,000	$49,426,000

*	See: “The Land Rights”, below.
**	The Deferred Cash Investments are to be invested when the Conditions Precedent are satisfied; all other investments listed have been made as of the date hereof (See: “LLC Capital Structure” below).

In order to bring the Omagine Project to its present state, Omagine expended (i) in excess of approximately $15 million of Pre-Development Expenses through the October 2014 DA signing date, and (ii) an additional approximately $6.3 million since the October 2014 DA signing date, to finance LLC’s pre-development activities. As of the date hereof, Omagine has paid pre-development expenses of approximately $21.3 million on behalf of Omagine LLC. All such pre-development expenses are now, or upon the occurrence of the first Financing Agreement Date will be, liabilities of LLC reimbursable to Omagine, Inc. (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, below).

LLC Expenses paid by Omagine, Inc. (estimated)
US Dollars
Pre-Development Expenses (pre-DA)	$15,000,000
Post-DA Pre-Development Expenses	$6,300,000
Total Reimbursable Expenses	$21,300,000

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

Omagine, Inc. has 18,728,313 shares of its Common Stock issued and outstanding as of November 16, 2015.

Critical Accounting Policies

Our financial statements attached hereto have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Actual results as determined at a later date could differ from those estimates. In recording $718,614,000 in the Company’s consolidated financial statements as the non-cash value of Land Rights (as defined below) purchased by LLC from an LLC Shareholder in consideration for the issuance to such shareholder of 663,750 Omagine LLC shares (“LLC Shares”), management has relied to a great extent upon the written valuation reports of three expert land valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such non-cash value to inventory and land under development, management has relied to a great extent upon the written report of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to be used to record such non-cash value in LLC’s financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Land Rights - The Company’s consolidated financial statement for the period ended September 30, 2015 reflects $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder subscribed for 663,750 LLC Shares at a purchase price equal to that amount of Omani Rials determined to be the value of the usufruct rights over one million square meters of beachfront land (the “Land Rights”). The Land Rights are extensive and they include the right to sell such land on a freehold basis (See: Exhibit 10.24). Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by the Royal Institution of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Land Rights valuations was OMR 276,666,667 [$718,614,000]. See: Exhibits 99.4, 99.5 and 99.6.

LLC engaged the services of an expert IFRS accounting consultant, PricewaterhouseCoopers LLP (“PwC”), to definitively determine the correct method of recording the $718,614,000 average value of its Land Rights in its IFRS compliant financial statements. After receiving PwC’s written report, LLC then consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) and received Deloitte’s written report agreeing with the PwC analysis. Both PwC and Deloitte have concluded that the Land Rights are to be recorded as capital, work-in-process (inventory) and land on LLC’s financial statements. The Company’s independent auditor in the U.S. has likewise concurred that with respect to the Company’s consolidated financial statements prepared pursuant to US GAAP, that the Land Rights should be recorded as capital, inventory and land.

In determining the proper amounts to be allocated to inventory and to land, LLC calculated the percentage (x) by dividing (y) the area of the land LLC presently plans definitively to sell, by (z) the total area of land constituting the Omagine Site, and then multiplying that percentage (x) by $718,614,000 to get the number (N) for inventory. The amount to be allocated to land was then calculated by subtracting N from $718,614,000. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number $490,813,363 and the land number $277,800,637. In its consolidated financial statements therefore, the Company has allocated the value of the Land Rights between land under development which is held for sale (inventory) and land under development which is held for investment (PP&E). As more precise land use percentages emerge during and after the masterplanning and construction of the Omagine Project, the percentage allocations for the value of the Land Rights may be reclassified to distinguish between the land underlying properties that we will own and operate and those which we will own and lease.

Inventory – Inventory is stated at cost (which is Fair Value) and consists of work-in-process consisting of land under development held for sale.

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost. PP&E consists of land under development which is held for investment; furniture and fixtures; and office machinery and equipment. PP&E (including buildings and structures after they are completed and put into service) are depreciated on a straight-line basis over their respective useful service life.

Revenue Recognition - The method of revenue recognition at LLC will be determined by management when LLC begins generating revenue.

Valuation Allowance for Deferred U.S. Tax Assets - The carrying value of deferred U.S. tax assets assumed that Omagine would not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management's prior estimates and assumptions. Now that LLC has signed the Development Agreement for the Omagine Project and has purchased the Land Rights, management expects to re-evaluate such estimates and assumptions within the Company’s next fiscal year.

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

The Road Behind / The Road Forward

LLC was organized in late 2009 for the sole purpose of developing the Omagine Project. By definition therefore, it was designed to be relatively inactive until the Development Agreement was signed and to become fully operational only after the DA was signed. At the time the Shareholder Agreement was signed in late 2011, the LLC Shareholders were expecting the imminent signing of the DA but as previously reported the DA signing was continually delayed (the Arab Spring; four different Ministers of Tourism; the worldwide financial crisis; etc.) for a variety of reasons. (See our previous SEC reports for a detailed narrative on these delays). The DA was ultimately signed on October 2, 2014.

LLC was initially capitalized by Omagine in 2009 at $52,000. Two years later pursuant to the Shareholder Agreement the LLC Shareholders made modest initial cash investments into LLC totaling $338,000 (of which Omagine invested 60% or $182,000) and simultaneously the LLC Shareholders obligated themselves to make further more substantial investments into LLC ($70 million plus Land Rights) after the DA was signed and the Financing Agreement Date was achieved. This structure of initial and deferred investment stages memorialized in the Shareholder Agreement was a cumbersome but eminently sensible arrangement given the numerous delays the project had experienced (and continued to experience through October 2014). This investment structure had the added advantage of facilitating the low risk entry into LLC of our strategic partners RCA and CCC.

As previously reported it was also foreseeable, and foreseen by management, that this multi-stage investment structure had a built in disadvantage. It left a future financing gap to be addressed after the DA was signed, namely -- the time period between the DA signing and the first Financing Agreement Date (the “Immediate Post-DA Period”) would be a challenging period to finance.

A fast track development schedule during the Immediate Post-DA Period - followed by the First Phase was always planned and desirable. Since it was clear that such a fast track schedule would need significant financing, management planned accordingly and sought to address this predictable coming financing gap in a variety of ways, including the following: (i) we structured the Shareholder Agreement investments such that although the initial investments into LLC by RCA, CCC and Omagine were minimized, LLC would receive a $546,000 additional cash investment from Omagine promptly after the DA was signed; (ii) anticipating that the value of the Land Rights would be substantial (whether on balance sheet or off ), beginning in 2011 we expanded our investor outreach with respect to post-DA LLC equity sales; (iii) in our 2012 rights offering, we included 6,773,896 Strategic Warrants (3,211,062 of which are exercisable at $5.00 and 3,211,062 exercisable at $10) which we distributed to our shareholders as a dividend (See: “Strategic Warrants”, below); (iv) we registered both the Strategic Warrants and the Common Stock underlying the Strategic Warrants with the SEC in order to make them “freely trading”.

Management realized that financing for the Immediate Post-DA Period would be scarce because of the way the Shareholder Agreement was structured but we were hopeful that the aforesaid plans would yield the desired results. They didn’t. In order to sustain LLC during the pre-DA delays, Omagine had trickled out its additional $546,000 investment into LLC over time and mostly before the DA was signed. No post-DA “immediate $546,000 cash infusion into LLC” was therefore forthcoming; it was already mostly used up pre-DA.

Shortly after the DA was signed management undertook a series of MENA Region trips (many of which were arranged for us by CCC senior management) to make many investor presentations to wealthy investors and investment funds in the MENA Region – all were interested – some offered to invest – but none of the proposed investment offers were acceptable to LLC management.

As previously disclosed, we had planned to finance the activities required to be executed during the Immediate Post-DA Period via equity sales at LLC or debt financing (including possibly a loan from Omagine to LLC if the financial resources were available to Omagine at such time); which debt financing would also (assuming the CCC Contract was signed) be the first Financing Agreement Date; which in turn would satisfy the Conditions Precedent to RCA’s and CCC’s obligations pursuant to the Shareholder Agreement to make their Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million; which in turn we planned to follow (at a later time) with additional sales of LLC equity at a stepped-up LLC valuation, followed next by the syndicated bank financing. The Immediate Post-DA Period activities, the First Phase, and all follow-on phases (and construction Sections) were planned therefore to be tracked in parallel with the appropriate and necessary financing phases. It was a reasonable plan but events didn’t evolve as expected and the plan didn’t work as intended.

It was fortunate that we (i) had developed a good working relationship with YA over the years and we had renewed the SEDA and also arranged several working capital loans from them over time (See: “Results of Operations - Standby Equity Distribution Agreements”, below); (ii) had accelerated our outreach and relationship management with banks and financial institutions in Oman, the UAE and Qatar, and (iii) had made some significant private placement sales of our Common Stock. While judicious in our use of the foregoing financing mechanisms, in order to finance the pre-DA delays (and now, the Immediate Post-DA Period tasks and activities), the sale and issuance by the Company over the years of many additional shares of Common Stock was required. It is a mark of the Company’s judiciousness and frugality however that as of the date of this report we still have only approximately 18.7 million Common Shares outstanding. Absent the Pre-DA delays, much of even this dilution could have been avoided; but the alternative was not attractive.

The Immediate Post-DA Period consisted essentially of activities required prior to engaging the masterplanner, engineering and other consultants and in preparation for the start of construction and serious syndicated debt discussions with banks. These initial activities included: land valuation reports, updating of feasibility studies & financial models; strategic planning, marketing plans; construction planning; vendor identification and selection (master planner, specialty architects [residential, landscape, hotels, lighting, IT]; engineers, and several specialty consultants, etc.), and initial financial, banking and investor activities. As we continued executing various tasks during the Immediate Post-DA Period, we also held discussions with senior CCC management regarding a short term loan to LLC from CCC to help finance the ongoing Immediate Post-DA Period activities required for our fast track development model, but these discussions became extended and were ultimately inconclusive. The Immediate Post-DA Period is now about to conclude and it was financed in its entirety on behalf of LLC by Omagine.

The First Phase of the development and construction of the Omagine Project is presently budgeted at approximately $24 million and such First Phase consists mainly of the execution over the next 10 to 12 months of the masterplanning, design, engineering and construction work necessary for vertical construction to begin and the administrative, financial and marketing activities necessary for the implementation of our business plan. Depending upon the availability of the necessary financing, the First Phase can begin in a few weeks. LLC is attempting to arrange the Qatari Bank Loan to finance the First Phase (See: “The Qatari Bank Loan” and “The First Phase” below). Architectural, design and engineering activities are planned to continue over the next several years spanning many follow-on phases (the second, third, fourth, etc. phases) as the development and construction of the Omagine Project unfolds.

Before 2009 when LLC was organized, 100% of the pre-development expenses associated with the Omagine Project were paid by Omagine. From its inception in 2009 through the date hereof approximately 3% of all expenses associated with the Omagine Project were paid by LLC and 97% of all such expenses continued to be paid by Omagine. LLC was capitalized at $390,000 pre-DA; 60% of which ($234,000) was invested by Omagine. Instead of making one lump sum investment of $546,000 after the DA was signed as the Shareholder Agreement had contemplated, Omagine made a series of earlier advance investments into LLC over the years totaling $546,000 both before and after the DA was signed.

As the DA negotiations and signing dragged on, LLC bled cash which Omagine financed. The ambitious vision and scope for the Omagine Project required substantial cash to sustain it and this very quickly exhausted LLC’s already meager initial capital from the LLC Shareholders’ $390,000 minimal initial investments. Omagine continued to solely finance and pay LLC’s ongoing expenses while simultaneously advancing cash directly into LLC to keep it viable and functioning. As of the date hereof Omagine has incurred expenses totaling approximately $21.6 million to bring the Omagine Project and LLC to their present state (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, below).

It took an additional four years after the Shareholder Agreement to get the DA signed. But it did. Ninety-seven percent (97%) of the financing for that four year effort and 99.2% of all financing of pre-development expenses for the Omagine Project to date on behalf of LLC, was financed by Omagine.

Through all of this and as of the date hereof - and as contemplated by and agreed in the 2011 Shareholder Agreement - CCC and RCA have not made any cash advances to or further cash investment into LLC beyond their initial 2011 cash investments. This is completely and wholly in accord with the commitments made by CCC and RCA in the 2011 Shareholder Agreement and is most definitely therefore not a complaint; it is simply a fact. Concurrent with the execution of the CCC Contract and the first Financing Agreement, RCA and CCC will be obligated to make the Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million. If the Qatari Bank Loan should close, then pursuant to the provisions of the Shareholder Agreement, the Qatari Loan Agreement will be the first Financing Agreement. Until such Qatari Loan Agreement is executed by the parties no assurance can be given that the Qatari Bank Loan will actually be made.

LLC received a term sheet from the Qatari Bank on November 5, 2015 and the revised draft of the CCC Contract is being reviewed by LLC and CCC-Oman and management expects that it will be signed by them shortly (See: “The CCC Contract”, below).

LLC has booked the $718,614,000 value of the Land Rights as capital and as hard assets (inventory & land) on its financial statements and the Company has likewise booked the appropriate consolidating entries for the Land Rights on its consolidated balance sheet included in this report for the period ended September 30, 2015.

The Company is continuing to hold discussions with several potential investors with respect to equity sales at LLC and Omagine at equity valuations which management considers to be reasonable.

Investors and shareholders should be aware that the execution of the Omagine Project over the multi-year schedule contemplated by the Company will require significant amounts of project financing which is planned to be arranged in several tranches in parallel with the development cycle of the project and no assurance can be given that any or all of such required project financing, including the proposed Qatari Bank Loan, will be able to be obtained by LLC.

Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the statements that have been made regarding such anticipated events.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction, the Omagine Project is planned to be completed in late 2020. It is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial financing to complete (See: “The Shareholder Agreement”, “LLC Capital Structure” and “Financial Advisor”, below).

The Omagine Project is planned to be an elegant integration of cultural, scientific, heritage, entertainment and residential components, including seven pearl shaped (20 meter diameter) buildings (the “Pearls”) located along an open boardwalk with associated entertainment exhibitions; an amphitheater and stage; green landscaped spaces; a canal; an enclosed harbor and marina; boat slips and docking facilities; retail shops; a variety of restaurants, cafes and entertainment venues; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand elegant residences to be developed for sale by LLC. The ethos of the project is entertainment and elegance and the Company expects that the Pearls will become “the Landmark” for the Sultanate of Oman.

Non-Omani persons are not permitted to purchase land in Oman unless such land is located within an Integrated Tourism Project (“ITC”). The Government has designated the Omagine Project as an ITC and has issued a license to LLC (an “ITC License”) thereby permitting the sale by LLC to any person, including any non-Omani person of the freehold title to the Project Land and to properties developed on the Project Land. Since the Omagine Project will contain significant hotel, retail, commercial, and entertainment elements, LLC’s business operations are expected over time to encompass real estate development, hospitality, entertainment and property management.

The Development Agreement and the Usufruct Agreement

Omagine’s 60% owned subsidiary, LLC, signed a Development Agreement with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into the UA with respect to the Land Rights over the land constituting the Omagine Site. The Operative Date is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured (See Exhibits 10.28 and 99.3).

The DA and UA are the contracts that govern the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the Project Land, and the Government’s and LLC’s rights and obligations with respect to the Omagine Project. In the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA control (See Exhibits 10.24, 99.1, 10.27 and 99.2). The term of the DA is 20 years and the term of the UA is 50 years (renewable) commencing from the Operative Date. The UA, and the DA provisions relevant to the UA, survive the expiration of the term of the DA.

The Land Rights owned by LLC give it extensive rights over the Project Land including the right to sell such Project Land on a freehold basis. On July 2, 2015, the UA was registered by the Government which registration legally perfected LLC’s ownership of the Land Rights (See: Exhibits 10.27 and 99.2). LLC may use, control, develop, retain, operate and/or sell the approximately 1.1 million square meters of Project Land to itself or to third parties. The DA obligates LLC to pay the Government twenty-five (25) Omani Rials (approximately $65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price”). The average valuation for the Land Rights (net of such $65 per square meter Land Price) is seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000) (See: “The Land Rights”, below).

The five year period commencing on the Operative Date is a rent free period (the “Rent Free Period”) and thereafter LLC will pay annual rent to the Government (the “Land Rent”) based on only the built but unsold commercial area (excluding the residential area) of the Omagine Project (approximately 150,000 sq. meters) or approximately OMR 45,000 ($117,000) per year based on the current annual per square meter fee of OMR 0.300 ($0.78). No Land Rent is due or owing during the Rent Free Period and no Land Rent is ever due or owing with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. Project Land that is open space, roads, building work-in-progress, etc. are rent-free).

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the First Phase, any other phase or all of the Project, [this condition will be now satisfied by the term sheet which LLC has received from the Qatari Bank] (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary project financing to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract (i.e. the CCC Contract) should be executed by June 30, 2016. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. The DA provides that the Government is required to grant reasonable requests for the extension of the terms of the DA in such circumstances.

Company management initiated a fast-track development strategy in October 2014 and as a result, Omagine has undertaken and financed many pre-development activities on behalf of LLC subsequent to the DA signing and through the date hereof (See: “Pre-Development Expenses / Success Fee / Post-DA Pre-Development Expenses”, below).

Non-Omani persons (such as expatriates living and working in Oman) are not permitted by Omani law to purchase land or residences in Oman outside of an ITC. The Government’s designation and licensing of the Omagine Project as an ITC therefore permits LLC to sell the freehold title to Project Land and properties which are developed on Project Land to any Omani or non-Omani individual or juristic person worldwide. Properties within an ITC enjoy a premium price relative to properties not in an ITC. Any Project Land or buildings remaining unsold at the expiration of the 50 year Usufruct Term will revert to the Government. LLC does not anticipate that there will be any such unsold properties at the expiration of the 50 year Usufruct Term.

The foregoing summary of some of the terms of the DA and of the UA does not purport to be complete and it is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.24 and 99.1. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.27 and 99.2 and also contained in Schedule 2A of the Development Agreement.

The Land Rights

The value of the Project Land has been determined by three highly experienced professional valuation firms in accordance with the requirements and procedures specified for such a valuation by (i) the Royal Institution of Chartered Surveyors (“RICS”) of London, England, and (ii) International Financial Reporting Standards (“IFRS”). Each of the three firms has a worldwide brand in the real estate valuation business.

• In November 2014, LLC engaged the Oman office of Savills (http://www.savills.com/ (“Savills”) operating as Arabian Real Estate LLC (http://www.savills.om). Savills provides real estate services from over 600 offices worldwide, is listed on the London Stock Exchange, and is a FTSE 250 Index company.
• In December 2014, LLC engaged DTZ International Ltd., a Dubai, UAE firm with extensive experience in Oman (http://www.dtzglobal.com) (“DTZ”). DTZ is one of the top three global commercial real estate service companies, with more than 28,000 employees operating across more than 260 offices in 50 countries and $63 billion in transaction volume.
• In January 2015, LLC engaged Jones Lang LaSalle, UAE Limited, Dubai Branch (http://www.jll-mena.com/mena/en-gb/locations/Our-locations-in-MENA/dubai) (“JLL”). JLL has 53,000 employees operating across more than 230 offices in 80 countries.

7

The Savills and DTZ final valuation reports were received by LLC in January 2015. The JLL final valuation report was received by LLC on July 7, 2015. The Company is of the opinion that JLL’s valuation is flawed and most probably represents a statistical outlier. In an abundance of caution however, management has nevertheless determined to include the JLL valuation in its calculation of the average value of LLC’s Land Rights. The Land Rights valuations by the three aforementioned firms are summarized in the table below:

Land Rights Valuation
Valuation Firm	Omani Rials	U.S. Dollars *
Savills	OMR 295,000,000	$766,233,000
DTZ	OMR 385,000,000	$999,999,000
JLL	OMR 150,000,000	$389,610,000

Average	OMR 276,666,667	$718,614,000

* (based on July 7, 2015 XE Currency Converter exchange rate)

The Accounting Treatment for the Land Rights

Omagine and JOL prepare their financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company prepares its consolidated financial statements in accordance with US GAAP. LLC’s financial statements are prepared in accordance with International Financial Reporting Standards (“IFRS”).

The Company’s consolidated financial statement for the period ended September 30, 2015 reflects $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder subscribed for 663,750 LLC Shares at a purchase price equal to the value of the Land Rights. Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by RICS and IFRS. The average of the three Land Rights valuations was OMR 276,666,667 ($718,614,000). (See: “The Land Rights”, above and Exhibits 99.4, 99.5 and 99.6).

Since the $718,614,000 value of the Land Rights is substantial, LLC retained the services of PricewaterhouseCoopers LLP (“PwC”) to provide its written analysis and report to LLC with respect to the correct IFRS accounting method LLC should use to record the $718,614,000 Land Rights value in its IFRS compliant financial statements. PwC did not advise on the valuation of the Land Rights (as determined by Savills, DTZ and JLL), but only on the correct accounting LLC should use to record such Land Rights valuation in LLC’s financial statements in accordance with IFRS. PwC’s written report was received by LLC on August 31, 2015. Promptly thereafter, LLC consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter, and Deloitte’s written technical analysis report (which agreed with PwC’s analysis) was received by LLC on November 16, 2015.

As previously reported, management had assumed that the Land Rights would be recorded as an intangible asset on its and LLC’s balance sheet but this assumption was incorrect. The Land Rights over the Project Land are extensive, are closely akin to ownership rights and include the right to sell such land on a freehold basis. The Land Rights are virtually equivalent to ownership rights and like any asset, if its value were to become impaired for any reason (including any contractual reason pursuant to the DA requirements), a reserve for such impairment would need to be established at such time. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital and as tangible assets (work-in-process inventory and land) on LLC’s financial statements. With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land.

In determining the proper amounts to be allocated to inventory and to land, LLC calculated the percentage (x) by dividing (y) the area of the land LLC presently plans definitively to sell, by (z) the total area of the Project Land, and then multiplying that percentage (x) by $718,614,000 to get the number (N) for inventory. The amount to be allocated to property was then calculated by subtracting N from $718,614,000. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number $490,813,363 and the property number $277,800,637. In its consolidated financial statements therefore, the Company has allocated the value of the Land Rights between (i) land under development which is held for sale (inventory), and (ii) land under development which is held for investment (PP&E). As more precise land use percentages emerge during and after the masterplanning and construction of the Omagine Project, the percentage allocations for the value of the Land Rights may be reclassified to distinguish between the land underlying properties that we will own and operate and those which we will own and lease.

The Shareholder Agreement

Pursuant to the provisions of the Shareholder Agreement the LLC Shareholders subscribed for an aggregate of 4,800,000 LLC Shares in consideration for:

                     i.            an aggregate cash investment of OMR 26,968,125 [$70,117,125] in exchange for 4,136,250 LLC Shares (the “Cash Investment”), and

                    ii.            a non-cash investment of the Land Rights in exchange for 663,750 LLC Shares.

Investments into LLC

Upon organizing Omagine LLC in 2009 Omagine made an initial cash investment into LLC of OMR 20,000 [$52,000] in consideration for the issuance to Omagine of 200,000 LLC Shares.

Pursuant to the Shareholder Agreement:

i.	Before the DA was signed and after the execution of the Shareholder Agreement, the LLC Shareholders purchased an aggregate of 1,300,000 LLC Shares for an aggregate cash investment of OMR 130,000 [$338,000], as follows:
a)	Omagine purchased an additional 700,000 LLC Shares for OMR 70,000 [$182,000] in cash, and
b)	RCA purchased 375,000 LLC Shares for OMR 37,500 [$97,500] in cash, and
c)	CCC-Panama purchased 150,000 LLC Shares for OMR 15,000 [$39,000] in cash, and
d)	CCC-Oman purchased 75,000 LLC Shares for OMR 7,500 [$19,500] in cash, and
ii.	After the DA was signed (October 2014) but before the first Financing Agreement Date, Omagine completed the purchase of an additional 2,100,000 LLC Shares for OMR 210,000 [$546,000] in cash, and
iii.	On July 2, 2015, RCA purchased an additional 663,750 LLC Shares in consideration for the non-cash payment of the Land Rights valued at OMR 276,666,667 [$718,614,000], and
iv.	Upon the satisfaction of the two Conditions Precedent, RCA, CCC-Oman and CCC-Panama will be obligated to invest the “Deferred Cash Investments” into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125], as follows:
a)	CCC-Panama will purchase 350,000 additional LLC Shares for OMR 12,658,333 [$32,911,666] in cash, and
b)	CCC-Oman will purchase 175,000 additional LLC Shares for OMR 6,329,167 [$16,455,835] in cash, and
c)	RCA will purchase 211,250 additional LLC Shares for OMR 7,640,625 [$19,865,625] in cash.

The occurrence of both the Financing Agreement Date and the Contract Date are the two Conditions Precedent to the obligations of RCA and CCC to make the Deferred Cash Investments into LLC in the aggregate amount of $69,233,125.

As of the date hereof management is hopeful that the two Conditions Precedent will be satisfied within the next several weeks but no assurance can be given at this time that such Conditions Precedent will be satisfied until they actually are satisfied. (See: “The CCC Contract” and “The Qatari Bank Loan”, below)

Pre-Development Expenses / Post-DA Pre-Development Expenses

To finance the Omagine Project’s pre-development activities, Omagine has expended as of the date hereof:

(i)	up to and through the October 2014 DA signing date, in excess of approximately $15 million of cash pre-development expenses (the “Pre-Development Expense Amount”), and
(ii)	subsequent to the October 2014 DA signing date, an additional approximately $6.3 million of pre-development expenses, some of which are non-cash stock option expenses (the “Post-DA Pre-Development Expenses”).

As of the date hereof, Omagine has paid pre-development expenses (some of which are non-cash stock option expenses) of approximately $21.3 million on behalf of Omagine LLC. All such pre-development expenses are now, or upon the occurrence of the first Financing Agreement Date, will be liabilities of LLC reimbursable in full to Omagine, Inc.

In the Shareholder Agreement, the LLC Shareholders acknowledged the significant cash expenditures by Omagine prior to the date of the Shareholder Agreement (approximately $9 million at such time in 2011 and in excess of $15 million as of the date hereof) and the Shareholder Agreement provides for the reimbursement of these expenses to Omagine.

Prior to the DA being signed, Omagine incurred significant costs related to marketing, planning, concept design, re-design, feasibility studies, engineering, financing, promotions, capital raising, travel, legal fees, consulting and professional fees, other general and administrative activities and similar such activities including preparing and making presentations to the Government and to potential investors and all other activities and matters associated with the negotiation and conclusion of the DA with the Government (collectively, the ”Pre-Development Expenses”). The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of such Pre-Development Expenses incurred before the DA was signed by the Government and LLC on October 2, 2014.

Pursuant to the terms of the Shareholder Agreement, on the first Financing Agreement Date the approximately $15 million Pre-Development Expense Amount is to be recorded on the books of LLC as a liability payable to Omagine.

The Shareholder Agreement defines the date subsequent to the Financing Agreement Date when LLC draws down the first amount of debt financing as the “Draw Date”. Fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine on or within ten (10) days after the Draw Date and the remaining fifty percent (50%) will be paid to Omagine in five equal annual installments beginning on the first anniversary of the Draw Date. The approximately $6.3 million of Post-DA Pre-Development Expenses are payable to Omagine from LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so).

The Success Fee

The Shareholder Agreement defines the Success Fee as being equal to ten (10) million dollars. Pursuant to the terms of the Shareholder Agreement, on the first Financing Agreement Date, the Success Fee is to be recorded on the books of LLC as a liability payable to Omagine. The ten (10) million dollar Success Fee will be paid to Omagine in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

Omagine, may at its option, agree to a different schedule for the payments associated with the Pre-Development Expense Amount and/or the Success Fee until LLC is in a financial position to make such payments and Omagine may likewise, at its option, refrain from demanding payment of the Post-DA Pre-Development Expenses until LLC is in a financial position to make such payment.

As of the date hereof, Omagine continues to incur Post-DA Pre-Development Expenses on behalf of LLC for the activities undertaken by or on behalf of LLC during the Immediate Post-DA Period in order to advance the fast-track development schedule for the Omagine Project prior to the Financing Agreement Date. The 2011 Shareholder Agreement is, of course, silent with respect to the 2014 and 2015 Post-DA Pre-Development Expenses. Management expects that the other LLC Shareholders (CCC and RCA) will recognize Omagine’s extraordinary and voluntary assistance to LLC during the Immediate Post-DA Period and that Omagine will be reimbursed by LLC for the Post-DA Pre-Development Expenses as promptly as LLC is able to do so subsequent to its receiving additional financing.

LLC Capital Structure

As of the date hereof the LLC Shareholders have made:

(i)	cash investments totaling OMR 360,000 [$936,000] (of which OMR 300,000 [$780,000] was invested by Omagine), and
(ii)	a non-cash investment of the Land Rights valued at OMR 276,666,667 ($718,614,000),

for a total investment to date of OMR 277,026,667 ($720,269,334). As a result of the post-DA further investment into LLC of cash by Omagine and Land Rights by RCA, LLC is obligated to issue a further 2,100,000 LLC Shares to Omagine and a further 663,750 LLC Shares to RCA. LLC is presently capitalized as follows:

	Investment
Shareholder		Omani Rials	US Dollars
Omagine	OMR	300,000	$780,000
RCA	OMR	276,704,167	$719,430,834
CCC-Panama	OMR	15,000	$39,000
CCC-Oman	OMR	7,500	$19,500
Total:	OMR	277,026,667	$720,269,334

Upon the Conditions Precedent being satisfied, CCC and RCA will be obligated to make further cash investments into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125].

The Transformation

At some time prior to June 30, 2016, LLC will transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Assuming (a) no further LLC equity sales are made, (b) Omagine LLC is transformed into Omagine SAOC, (c) both the Contract Date and the Financing Agreement Date have occurred, and (d) all Deferred Cash Investments are paid in full, then Omagine SAOC would then be capitalized as follows:

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

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement attached hereto as Exhibit 10.5.

The Qatari Bank Loan

During the past many months management has conducted a multitude of investor presentations across the MENA Region with potential LLC equity investors including sovereign funds, investment funds and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC but in all such cases, management concluded that the percentage of LLC equity required by such investors was excessive and much too dilutive to the LLC Shareholders (and indirectly dilutive to our Omagine shareholders via their 60% ownership of LLC).

As of the date hereof, in order to achieve the first Financing Agreement Date and finance the First Phase in the most efficient and effective way which involves zero direct or indirect shareholder dilution:

i.	CCC and LLC are finalizing the CCC Contract, and
ii.	LLC management is negotiating with the Qatari Bank regarding the Qatari Bank Loan - a possible loan to finance the First Phase of the Omagine Project’s construction and development.

No assurances can be given that such discussions with the Qatari Bank will be conclusive or that the Qatari Bank Loan will actually be made. Investors and shareholders should not rely on such Qatari Bank Loan being made until it is actually agreed, finalized by the written Qatari Loan Agreement with the Qatari Bank and the proceeds are actually delivered to LLC – none of which items are yet presently the case.

Pursuant to the Shareholder Agreement, the obligations of RCA and CCC to make their Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million is contingent upon two Conditions Precedent being satisfied (the signing of the CCC Contract and the occurrence of the first Financing Agreement Date).

An updated draft of the CCC Contract is now being reviewed by the parties and if the Qatari Bank Loan should close, then pursuant to the provisions of the Shareholder Agreement, the date the Qatari Loan Agreement is signed will be the first Financing Agreement Date. The aforesaid two Conditions Precedent must be satisfied in order for LLC to receive the Deferred Cash Investments. Until such Qatari Loan Agreement is executed by the parties no assurance can be given that the Qatari Bank Loan will actually be made.

On November 5, 2015, LLC received a term sheet from the Qatari Bank outlining the terms of the proposed Qatari Loan Agreement between LLC and the Qatari Bank pursuant to which the Qatari Bank will provide $25 million of debt financing to LLC for the First Phase of the Omagine Project via the Qatari Bank Loan. On November 9, 2015, LLC’s Managing Director accepted, executed and returned the term sheet to the Qatari Bank and we are now awaiting a draft of the Qatari Loan Agreement from the Qatari Bank for review by LLC’s attorneys.

The term sheet is not a legally binding loan commitment and the proposed $25 million Qatari Bank Loan is subject to the negotiation and execution by the Qatari Bank and LLC of the definitive Qatari Loan Agreement which will contain one or more conditions precedent that must be satisfied before LLC can receive the $25 million proceeds of the Qatari Bank Loan. One of the conditions precedent is that the Qatari Bank Loan be secured by a $25 million cash deposit in an LLC account at the Qatari Bank. Assuming the CCC Contract is signed, then further assuming the Qatari Bank Loan closes, upon execution of the Qatari Loan Agreement the first Financing Agreement Date shall have occurred and RCA and CCC will be then obligated to make their Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million after which LLC will then deposit $25 million in its account at the Qatari Bank to secure the Qatari Bank Loan and the condition precedent with respect to LLC’s right to draw down the $25 million of debt financing will be satisfied.

This somewhat cumbersome structure is a result of the multi-stage legal structure of the investments and debt financing required by the Shareholder Agreement which were structured in 2011 such that the Deferred Cash Investments did not have to be invested into LLC until the First Phase of the Omagine Project’s development and construction was financed and ready to begin.

Until the Qatari Loan Agreement is executed by the parties and its conditions precedent are satisfied, no assurance can be given that the Qatari Bank Loan will actually be made.

The discussions with the aforementioned funds and other investors continue.

Design, Development & Construction:

The design, development and construction of the Omagine Project is divided into various phases (each, a “Phase”) and the CCC Contract further sub-divides the construction portion of the Omagine Project’s development into various sections (each, a “Section”). Sections may be either “Lettered Sections” or “Numbered Sections” and any such Section may require very little, a modest amount, or a great deal of the design work for such Section to be undertaken by CCC-Oman. All Sections are part of and occur within a Phase (See; “The CCC Contract”, below). The illustration below is indicative only of our present planning for the phased development of the Omagine Project.

The Immediate Post-DA Period

The Immediate Post-DA Period is the time period between the DA signing and the first Financing Agreement Date. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy (financed entirely by Omagine) greatly benefited LLC to date in many ways, among which are:

1. the DA was Ratified by the Government;
2. the UA was signed and registered with the Government;
3. the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;
4. three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;
5. expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;
6. LLC booked OMR 276,666,667 [$718,614,000] of new equity which is also reflected in the Company’s consolidated financial statements;
7. a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;
8. an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;
9. an independent third party update to our feasibility study was commissioned and completed;
10. an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11. confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;
12. the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;
13. LLC’s strategic plan was completed;
14. multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master-planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;
15. candidates for ten senior LLC executive positions have been recruited, interviewed and selected;
16. extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing;
17. extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred and these discussions and negotiations are ongoing;
18. After several drafts, the CCC Contract is almost completed and is now presently expected to be formally executed and approved by the parties within the next few weeks, and
19. several other contracts for mission-critical consultants are presently being prepared.

The execution of this LLC fast-track strategy during the Immediate Post-DA Period was the sine-qua-non for the execution of the First Phase. The Immediate Post-DA Period is now essentially completed and the First Phase of development and construction of the Omagine Project is, subject to the availability of the necessary financing therefor, ready to begin shortly.

The CCC Contract

A revised draft of the CCC Contract based on internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) has been completed and it contains a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered. The draft CCC Contract is quite extensive and it has been revised and updated based on CCC’s comments and those of LLC’s lawyers, bankers, insurers, engineering consultant and quantity surveyor (cost consultant). The draft CCC Contract is now being reviewed by CCC and LLC management and their attorneys after which it will be presented to the LLC Shareholders for their consideration and expected approval. Based on present estimates, management expects that the Contract Date will occur when the CCC Contract is signed by LLC and CCC-Oman in the coming few weeks.

The CCC Contract is a framework agreement wherein the construction work required for the entire Omagine Project is sub-divided into Sections. Each Section will then be executed by CCC-Oman pursuant to the relevant written “Notice to Proceed” issued by LLC with respect to such Section. The Notice to Proceed for any Section contains the relevant design and specifications for the work comprising that Section as well as any Section specific instructions or information.

Sections for which detailed design and specification criteria are not usually required for the work involved (e.g.: fencing, surveying, soil testing, earthworks, dredging, site leveling, etc. [collectively, the “Enabling Works”] are referred to as “Lettered Sections” and they are labeled as Section A, Section B, Section C, Section D, etc.

Sections for which a high level of detailed design and precise specification criteria are usually or always required for the work involved - and for which such design and specifications are very important to LLC in order to assure itself of the desired design outcomes [e.g.: buildings, building foundations, roads, landscaping, underground facilities for parking, storage or utilities, above and below ground construction of buildings and all manner of horizontal or vertical permanent structures, fixtures and elements of the Omagine Project (collectively, the “Permanent Works”)] are referred to as “Numbered Sections” and they are labeled as Section 1, Section 2, Section 3, Section 4, etc.

The First Phase, which includes among other things the construction activities to be enumerated in the Notice to Proceed for Lettered Section A of the CCC Contract (“Section A”), will require additional financing which management is hopeful will be provided by the Qatari Bank Loan and the Deferred Cash Investments described above.

The amount that LLC will pay CCC-Oman for the construction of each Section will be individually negotiated and agreed per Section (an “Agreed Contract Amount”) prior to LLC issuing a written Notice to Proceed with respect to such Section. Each Agreed Contract Amount for a Section is subject to adjustment and finalization pursuant to the provisions of the CCC Contract into a final “Contract Price” after the relevant Section is completed.

The Agreed Contract Amount and final Contract Price for each Section is determined as follows:

i.	For any Lettered Section, the Agreed Contract Amount is based on:
a.	the quantities of work, materials and activities specified in the relevant Notice to Proceed as being required for the completion of such Lettered Section, and
b.	the unit pricing for such work, material or activity as memorialized in the agreed bill of materials (the “BOM”) included in the CCC Contract, and the final Contract Price for Lettered Sections will be calculated by direct observation, re-measurement and counting by LLC’s Quantity Surveyor of the units of work, materials and/or activities actually utilized to complete such Lettered Section.

It is anticipated that several Lettered Sections will be under construction simultaneously and/or in rapid succession as the required Enabling Works are identified and executed. During the First Phase LLC will pay CCC-Oman for all Lettered Sections it undertakes based on the relevant Notices to Proceed and the BOM.

ii.	For any Numbered Section, the Agreed Contract Amount is the lump-sum fixed price for such Numbered Section stated in the relevant Notice to Proceed and such Agreed Contract Amount is the final Contract Price for such Numbered Section absent any adjustment thereto pursuant to a written “Variation Order” issued by LLC.

As part of the masterplanning, we will develop a phasing program for the entire project and as the design of any Numbered Section is sufficiently completed such that LLC and CCC-Oman are able agree on a fixed lump-sum price for all the construction work required to complete such Numbered Section, we will issue a Notice to Proceed for that Numbered Section.

CCC-Oman will only commence construction activities on Numbered Sections after the design work for the relevant Numbered Section is sufficiently completed such that LLC and CCC-Oman can agree on a fixed lump-sum price for all the construction work required to complete such Numbered Section. It is anticipated that several Numbered Sections will be under construction simultaneously in an overlapping manner as the various designs for the various Numbered Sections are sequentially completed. Construction on Numbered Sections will continue until the conclusion of all Permanent Works constituting the Omagine Project are completed.

LLC intends to issue a Notice to Proceed to CCC-Oman with respect to Section A promptly after the first Financing Agreement Date is achieved and to continue thereafter issuing Notices to Proceed for additional Lettered Sections and Numbered Sections as required.

Section A of the CCC Contract which is part of the First Phase is presently estimated to have an Agreed Contract Amount of approximately $6 million. Further Lettered Sections may be added to the First Phase depending upon the site conditions encountered, CCC-Oman’s mobilization schedule and the availability of the necessary financing at the time.

LLC plans to maintain a robust control of the design of each Section through to completion. CCC-Oman will work closely with LLC and its master planner and architects to ensure that CCC’s constructability and value engineering advice are integrated into the final design for each Section.

Development Phases / Construction Sections / The Financing Agreement Date / The Deferred Cash Investments

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction as described in the CCC Contract. It is expected therefore that several tranches of project financing from banks or other financial institutions (including possibly the Qatari Bank Loan) will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. Until such Financing Agreements are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. Each such Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of project financing whether from banks, financial institutions or from Syndicated Bank Financing will be memorialized by a Financing Agreement and the execution date of the first such Financing Agreement is defined in the Shareholder Agreement as the Financing Agreement Date.

Notwithstanding the foregoing, no assurances can be given that any such project financing tranches or any project financing at all (including the Qatari Bank Loan and other Syndicated Bank Financing) will occur until it actually does occur.

The earlier the Financing Agreement occurs, the better for LLC, the Omagine Project, and all concerned; because:

i.	it will accelerate the date that RCA and CCC become obligated under the Shareholder Agreement to make their Deferred Cash Investments of OMR 26,628,125 [$69,233,125] into LLC;
ii.	it will facilitate the Syndicated Bank Financing effort which is presently planned to be undertaken toward the middle part of the First Phase, because:
	a.	LLC’s capital will be increased,
	b.	the CCC Contract will be in effect with its Fixed Price Period lump sum provisions for the Numbered Sections which will be attractive to banks when considering Syndicated Bank Financing for the Omagine Project,
	c.	the Omagine Project’s design will be greatly advanced or completed as the Syndicated Bank Financing process is underway;
iii.	it advances LLC’s marketing, advertising and sales schedules relevant to the sales releases of its residential and commercial properties;
iv.	it advances LLC’s development and construction schedules ahead of the schedules that would otherwise be attainable;
v.	many critical non-design activities included in the First Phase will be underway or completed as the Syndicated Bank Financing process is underway, and
vi.	it further solidifies LLC’s relationship with the Government and the MOT as the relevant Government authorities see the development of the Omagine Project being rapidly initiated.

LLC is presently exploring other possible Equity Sales and Debt Facilities in order to finance the First Phase as well as a possible increase in the scope of the First Phase activities including additional Lettered Sections as and if required. One of such Debt Facility presently under consideration by management is a secured loan from Omagine to LLC if and when sufficient funds are available to Omagine to make such loan. Like any other Debt Facility, this would also be memorialized by a Financing Agreement.

No assurance however can be given at this time as to whether the Company will be successful in arranging either Equity Sales or Debt Facilities or in closing the Qatari Bank Loan until such events actually happen.

Any reference in this report to a term or condition of the Development Agreement, the Usufruct Agreement and/or the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.24 and 99.1. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.27 and 99.2. The full text of the Shareholder Agreement is attached hereto as Exhibit 10.5.

The First Phase

The First Phase of the development and construction of the Omagine Project (including Lettered Section A) is presently budgeted at approximately $24 million and is ready to begin shortly provided adequate funding to finance this First Phase becomes available to LLC. In addition to the Section A construction activities, the First Phase includes the execution over the next 10 to 12 months of the masterplan, design, engineering, administrative, marketing, and temporary and permanent construction work necessary for vertical construction to begin on Numbered Section 1.

Architectural, design and engineering activities are planned to continue over the next several years as the phased development of the project unfolds. The construction of the Permanent Works is expected to accelerate (provided adequate project financing therefor is available to LLC) as Notices to Proceed are issued to CCC-Oman for overlapping Numbered Sections following the sequential completion of the design work for such Numbered Sections.

Our present budget (subject to modification as required) for the First Phase of the development and construction of the Omagine Project is as follows:

Omagine Project – First Phase (including Section A)

First 12 Months of Development & Construction Operations - Cash Outflows in USD

Description - Task	Annual
Executive & Financial Management	$827,750
Design, Engineering, Planning	$9,006,985
Construction Activities & Support Services	$5,519,867
Technology & Process Solutions (ERP)	$1,568,750
Sales & Marketing:	$4,154,754
Administrative & Support Services	$2,061,755
12 Month Total	$23,139,860

The First Phase is the time period beginning on the Financing Agreement Date and lasting approximately 12 months thereafter during which CCC will execute Section A and most probably additional Lettered Sections and LLC’s engineers, architects and designers will be undertaking the master-planning, engineering and architectural design work for the Omagine Project (the “Design Work”). At the conclusion of the First Phase, the finished design for Numbered Section 1 is expected to be completed. Undertaking the First Phase is contingent upon the availability to LLC of the necessary project financing to do so, which as of the date hereof, has not been definitively arranged.

Master-Planning / Equity Sales / Debt Facilities / Project Financing

The masterplanning of the Omagine Project is planned to occur during the First Phase. It is presently planned that as part of the First Phase - and in parallel with the master planning effort - that we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the master planning process and our business plan. Together with CCC, these consultants and advisers all contribute to and inform the master planning and final design process for the Omagine Project.

The preliminary master plan along with the various studies and our fleshed-out business plan (which in turn is informed by our now completed Strategic Plan) is expected to be utilized by the financial adviser to drive the Syndicated Bank Financing effort. We expect therefore to defer engaging the financial adviser until we are approximately 50% finished with the master planning effort. Management continues to meet regularly with a number of banks and financial institutions seeking to act as LLC’s financial adviser (“Financial Adviser”). Our Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Numbered Sections (and probably some of the Lettered Sections) to be constructed subsequent to Section A.

During the masterplanning process, exact sizes, shapes and placement of the various project elements (residential, hotels, entertainment, landscape, etc.) are determined and as the master plan evolves and takes shape, the various follow-on Numbered Sections of development and construction will also naturally evolve. Simultaneously with these processes, the Financial Adviser will be updating the Omagine Project’s financial model to reflect the precise and final constituent project elements along with their projected costs and associated projected revenue streams. Finally, all of the foregoing data and other marketing, sales and strategic planning studies created by or on behalf of LLC are assembled into an “LLC Business Plan”. With the LLC Business Plan in hand and with the LLC Financial Adviser in the lead, LLC and the Financial Adviser and other select consultants set about the business of making final presentations to the various banks, with which we are now and will continue to be in touch, with the objective of arranging the Syndicated Bank Financing.

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by Omagine and/or LLC (“Equity Sales”), or (ii) debt facilities with banks (including the Qatari Bank), financial institutions or other persons (including the Qatari Bank Loan and/or loans from Omagine to LLC) or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing necessary over time to execute the development of the Omagine Project.

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors interested in becoming shareholders of LLC, including sovereign funds, investment funds and high net-worth individuals from Europe and several MENA Region countries, and
ii.	with respect to Omagine Equity Sales, with investment funds and high net-worth investors in the U.S., Europe and the MENA Region interested in becoming shareholders of Omagine, and
iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks (including the Qatari Bank with which we are discussing the Qatari Bank Loan) and other potential investors (including Omagine) in the U.S., Europe and Oman, and
iv.	with respect to Syndicated Bank Financing, with major local, regional and international banks in Oman and the GCC (including the Qatari Bank with which we are discussing the Qatari Bank Loan) at which there appears to be a significant amount of banking liquidity. We have witnessed a large appetite at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC.

Although a few interested investors in LLC’s equity have made soft offers which we have not yet accepted or rejected, management continues to believe it can maintain Omagine’s majority control of LLC via Equity Sales of a further minority percentage of LLC’s equity to non-U.S. investors in the MENA Region and/or Europe at a reasonable valuation and for an amount in excess of the average cash investment amount paid by the LLC Shareholders.

LLC and CCC management and financial executives have held numerous meetings and discussions over the past several months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Bank Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Bank Financing requirements will be approximately $350 to $400 million during the development cycle of the Omagine Project.

The process of obtaining project financing (including the Qatari Bank Loan and Syndicated Bank Financing) is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases.

With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional banks outside of Oman in this regard.

The DA addresses this matter in considerable length and clearly contemplates that LLC - as the registered owner of the Land Rights will be granting a security interest in its Land Rights to banks and lenders to the project. The DA further obliges the Government - as the registered owner of the land - to consent to any such grant of a security interest by LLC. (See: Exhibits 10.24 and 99.1, and Clause 22 of the DA - Lenders Security Interests). The DA states in relevant part:

“… the Government shall enter into Direct Agreements with Lenders acknowledging their rights by way of Security Interests over certain assets of the Project Company including an assignment to the Lenders of the Development Agreement, the Usufruct Agreement, other related agreements, and the Project Assets …” (See: Exhibits 10.24 and 99.1, Schedule 20 to the DA - Principles of Direct Agreement).

The major Omani banks with which LLC management has met - and with whom we continue to meet and update - have indicated that LLC’s Land Rights will be considered by such Omani banks as collateral to support bank Financing debt facilities for the Omagine Project but other non-Omani regional and international banks have been less forthcoming with definitive answers until they see more details about the nature and extent of LLC’s Land Rights.

LLC management is presently confident that the OMR 276,666,667 [$718,614,000] value of its Land Rights will be considered by the Omani banks as collateral for the Syndicated Bank Financing for the Omagine Project but it is unclear at this early stage whether or not banks other than Omani banks will do likewise. Notwithstanding the foregoing statement however, it is not possible at this time to predict with certainty what future events may alter LLC’s present assessment of its ability to use its Land Rights to collateralize any bank debt financing including any Syndicated Bank Financing.

Updated Studies

In addition to the valuation studies and reports with respect to the Land Rights (See: “The Land Rights”, above), management also commissioned:

(i)	an updated feasibility study of the Omagine Project by an independent third party which is a professional real estate, tourism and marketing consultant, and
(ii)	an updated LLC internal financial model for the Omagine Project by unaffiliated third parties who are expert financial, investment banking and real estate consultants.

Both the updated feasibility study and the financial model have been completed and they will be utilized by LLC to fine tune its development plans, and ultimately by LLC’s designated Financial Adviser in arranging the Syndicated Bank Financing and other financing for LLC as may be required.

Omagine LLC’s internal financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts substantial net positive cash flows for Omagine LLC over the seven year period subsequent to the signing of the DA and a net present value (“NPV”) of the Omagine Project of approximately $1.3 billion dollars. Management believes its financial model assumptions are reasonable but cautions that they may change as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model - and therefore the estimates of total cash flow and NPV - will change from time to time in line with market fluctuations and as the project unfolds.

The sale of residential and commercial properties are a large revenue driver supporting Omagine LLC's internal financial projections. The increase over the last several years in the value of the land constituting the Omagine Site has had a positive effect on projected revenue and on the $718,614,000 average valuation of the Land Rights.

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

Off Plan Sales and Land Price Payments

As is present practice in Oman, LLC anticipates that sales contracts with third party purchasers of residential or commercial properties that are purchased “off plan” (i.e. purchased before the construction thereof), will stipulate the payment to LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, LLC anticipates that (i) the construction costs for properties that are sold “off plan” will be substantially “owner-financed” by the relevant purchaser, and (ii) it will likely be unnecessary therefore for LLC to utilize any or very much Syndicated Bank Financing in order to pay for the construction costs of properties which are sold pursuant to “off plan” sales contracts. Management expects that this commonly accepted sales contract and payment process will significantly benefit LLC by reducing its aggregate requirements for Syndicated Bank Financing from its banks. The consumer appetite for such “off plan” sales is less today than it was before the 2009/2010 worldwide banking and financial crisis. (See “Market Conditions” below).

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital effective as of July 2, 2015 when the Land Rights were registered in LLC’s name and recorded in LLC’s and the Company’s financial statements. If and when the Conditions Precedent are satisfied, the Company will experience another substantial increase in capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC) of the approximately $70 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

In addition to the activities mentioned above, the Company’s preparations for its future business activities also include, but are not limited to: (i) negotiating various agreements with other major vendors, contractors, consultants and employees proposed to be involved in the Omagine Project, (ii) arranging the appropriate and required legal, accounting, tax and other professional services both in Oman and the U.S., (iii) reviewing and complying (to the extent we are presently able) with the listing requirements of various stock exchanges so we may be prepared to apply for such listing(s) as soon as we are eligible, (iv) examining various other matters we believe will enhance shareholder value, and (v) examining other potential Company revenue streams which are ancillary to, and derivative of, the Omagine Project.

The Company plans to enter businesses other than real estate development - and ancillary to, and derivative of, the Omagine Project - and the Company presently expects to generate ongoing revenue streams from such businesses, but no projections of the amount of such revenue, if any, can be made at this time.

Although the Company is expected to generate revenue in the medium term as LLC (i) begins reimbursing Omagine for its Pre-Development Expenses and (ii) begins paying the Success Fee installments to Omagine (See: Pre-Development Expenses / Post-DA Pre-Development Expenses” and “Success Fee”), the Company is not expected to generate revenue from sales or operations of properties within the Omagine Project in the near term until the development and construction of the Omagine Project is substantially underway.

Financial Adviser

LLC intends to appoint a Financial Adviser with a reputation for excellence and a strong presence in the MENA Region. There are presently many such reputable financial advisory firms and financial institutions that have indicated their interest in the Omagine Project. It is presently expected that a definitive agreement between LLC and one or more such Financial Advisers will be executed at some time toward the middle to end of the First Phase. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

LLC’s Financial Adviser will advise on capital structure and lead the arrangement and placement of the Syndicated Bank Financing. LLC will then work together with its Financial Advisor to appoint lead arrangers for such Syndicated Bank Financing which may include the Financial Advisor itself.

The amount of Syndicated Bank Financing owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any additional Equity Sales, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real estate to third parties. The capital of LLC, proceeds from Equity Sales, if any, Syndicated Bank Financing and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

The maximum amount of such Syndicated Bank Financing presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $350 million and $400 million. LLC intends to explore the possibilities for selling bonds to investors an alternate source or replacement for some or all of its expected Syndicated Bank Financing requirements.

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and we have received six “bank comfort letters” in support of the Omagine Project from some of the largest banks in the MENA Region – including three banks in Oman. These discussions will be advanced further and continued by LLC’s designated Financial Adviser. With LLC’s Financial Adviser leading this effort, management is optimistic with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. The DA recognizes and addresses this issue when it states, in relevant part:

“The Government recognizes that the Project Company intends to raise limited recourse financing in relation to the Project and that Lenders may expect to be afforded certain rights in relation to it. Accordingly, the Project Company will by or before the completion of twelve (12) months from the Execution Date [now the Operative Date of July 1, 2015; see Exhibits 10.24, 99.1, 10.28 and 99.3] enter into a written term sheet with the Lenders for the financing of the First Phase, any other phase or all of the Project (a “Term Sheet”). If the Project Company has not delivered a copy of such Term Sheet to the Government by or before the expiry of the twelve (12) month period referred to above, this Development Agreement then shall have no further effect.” (See Exhibits 10.24 and 99.1).

The condition referred to above was fulfilled on November 9, 2015 when LLC entered into a written term sheet with the Qatari Bank with respect to the financing of the First Phase of the Omagine Project.

MENA Region banks and financial institutions continue to maintain adequate levels of liquidity but the rapid fall in world oil prices is a challenge to those banks whose liquidity relies to a great deal on government deposits resulting from the sale of crude oil. The project financing environment in Oman and the MENA Region continues to remain cautious after the 2009/2010 worldwide bank liquidity problems and the Eurozone debt crisis and now more recently given the rapid decline of worldwide oil prices. LLC management has met recently with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is now cautiously optimistic that LLC and its yet to be designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers and banks with whom it has recently met concur that there is currently still a reasonably high degree of liquidity and appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. Most such persons and institutions however are more cautious then they were a year ago because of the recent rapid fall in oil prices and the deterioration of the unsettled military activities ongoing in Syria, Iraq, Yemen and Libya.

Notwithstanding the foregoing, no assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing, including Syndicated Bank Financing, required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

During 2014, the worldwide market price for crude oil experienced significant declines from over $100 per barrel to approximately $60 a barrel and such prices have not yet recovered as of the date hereof. This has had a negative effect on market sentiment and results in Oman and the GCC. All GCC nations, including Oman, rely on crude oil sales for a majority of their governmental income. Reduced revenue from crude oil sales result in reduced deposits at major banks utilized by the Government, and - although this has not yet been the case in Oman - may result in lower Government employment and infrastructure spending. These conditions, should they occur, could cause a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are steadily improving. Management believes that LLC is well positioned to benefit from the ongoing and improving market conditions in both the real estate and project financing sectors (with the caveat that we are presently unsure what the impact on these two sectors will be from the fall in crude oil prices) since, from a timing perspective, LLC plans to now begin the First Phase (including intense design, marketing and construction activities the next year or more followed by the launch of residential and commercial sales at the Omagine Project.

The worldwide financial crisis, the “Arab Spring” uprisings, the Eurozone financial crisis - and the plethora of their poisonous knock-on effects - had deep and deleterious banking, economic, market and political consequences. It is indisputable that in the immediate and near-term aftermath of these crises, real estate and financial markets worldwide (including the Oman markets) were vastly more troubled and challenging than they are at present. Trends in the Omani market subsequent to the recent worldwide financial crisis have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units (“off-plan” sales) as many more buyers are now demanding a finished product before entering into sales contracts with developers. It is clear that operating in today’s recovering market environment is preferable to having to operate in the prior years’ toxic environment characterized by tumultuous and severely adverse economic, political, financial and societal disorders. Although, many such societal disorders, military activities and terrorism continue in other parts of the MENA Region, as long as the politically stable and quite safe conditions existing at present in Oman persist – as seems likely – then, market conditions should favorably impact LLC’s future operations.

Although the Oman economy and markets were not nearly as severely affected by the aforementioned crises as nearby Dubai or other countries, it did experience negative effects, slowdowns and volatility in both residential and commercial selling prices and market absorption rates during the past several years. Raw material and labor prices remain somewhat volatile.

In Iraq, Syria, Yemen and Libya, among other countries, daily violent military clashes and terrorism are now commonplace. Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Notwithstanding the foregoing, Oman did experience several low-intensity demonstrations against government corruption and with respect to job opportunities and wages for Omanis (a very few of which involved violent behavior) and these have been met by His Majesty and the Government with pro-active positive measures and economic and political initiatives (including an aggressive anti-corruption campaign and widely acclaimed elections) to address the expressed concerns of the citizens of Oman. Short term work stoppages and strikes with respect to labor matters accompanied by non-violent demonstrations now occur occasionally in Oman but these events, as well as several newly organized and legally allowed labor unions and the aforementioned anti-corruption campaign, are now regarded as a normal part of the emerging democratic fabric of Omani society. Last year, anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability and leadership succession had been widely reported in the media. These fears have now been greatly allayed since His Majesty returned to Oman months ago from an overseas trip for medical treatment and is seen to be actively managing state affairs, having only recently personally chaired a Council of Ministers meeting.

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

Sales and Marketing

Beginning during the First Phase, LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

CCC-Oman is presently completing construction of its elegant new multi-story headquarters building in the fashionable Shatti Qurum area of Muscat. LLC plans to occupy the second level floor of this building as its Muscat executive office and “in-town” sales showroom for the Omagine Project. As we move forward we plan to also construct and operate an additional sales showroom at the Omagine Site. Both sales office/showrooms will be staffed with experienced real estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales is presently planned for late-2016 provided LLC is able to begin the First Phase in short order (which in turn is dependent upon the availability of the necessary financing to do so). Management expects that the continuing recovery of local real estate markets as well as the Government’s continuing - and uninterrupted - improvements to Oman’s infrastructure (roads, airports, etc.) will contribute positively to LLC’s future sales prospects, albeit the impact of the recent fall in crude oil prices is unknown at this time.

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

The excellent location of the Omagine Site is recognized by local market participants and the significance of the provision of the Omagine Site to LLC is substantial. The increase in the value over the last several years of the land constituting the Omagine Site has had a positive effect on the valuation of the Land Rights and is expected to have a positive effect on LLC’s revenue from the sale of residential and commercial properties. The value of the land constituting the Omagine Site is expected to be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Land Rights over the Project Land is expected to be material and significant.

Pursuant to the DA and UA, LLC will pay the Government OMR 25 (approximately $65) per square meter for the Project Land it sells to third party purchasers. The average valuation for the Land Rights over the Project Land (net of such $65 per square meter Land Price) is seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000) (See: “The Land Rights”, above).

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from Omagine via the payment of all Post-DA Pre-Development Expenses and the early investment of 100% of the OMAG Deferred Investment, LLC has during the Immediate Post-DA Period undertaken many critical tasks as indicated above (See: “The Immediate Post-DA Period”), but for LLC to fully accomplish its fast-track development strategy and undertake and finance the First Phase, it will have to close the Qatari Bank Loan or an Equity Sale or Debt Facility transaction (or a combination thereof).

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker International (“Baker”) as its Program Manager and Project Manager. Baker is in the business of providing program and project management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project and presently anticipates that, subject to the approval of the LLC shareholders, LLC will execute an agreement with Baker.

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

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. One or more of such companies (”Content Developers”) will be engaged by LLC to design the transformation of Omagine’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical experiences and interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

Subject to the approval of its shareholders and to negotiating and agreeing the CCC Contract, LLC presently intends to hire CCC-Oman as the General Contractor for the construction of the Omagine Project (See: “The CCC Contract”, above). CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project.

To date, Omagine has generally conceived the development concepts and defined the ”scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. During the First Phase, LLC will engage various firms as its consultants (master planner, engineers, real estate and hospitality consultants, etc.) who will together with management finalize the design for the Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant which it has selected would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

Compensation Discussion and Analysis

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

To retain key executives, directors and consultants in order to successfully implement its business plan, the Board has determined that it is now advisable and desirable, as previously disclosed in the Company’s SEC Reports, to contract with a recognized executive compensation consulting firm (the “Compensation Consultant”) for the purpose of creating and implementing a compensation plan for the Company and the Company Executives.

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

The Board recognizes the recent extraordinary advances made in the Company’s prospects but at the same time is aware that the Company’s shareholders have not yet seen the benefit of the share price appreciation which the Board expected would occur after the DA was signed. The Board is of the opinion that since the DA has been signed the market price of the Company’s Common Stock does not yet reflect the true value of the Company and therefore our shareholders have not yet benefited, as was expected by the Directors from the DA signing. In light of this opinion, the Directors have examined alternative ways to align the award of the DA Success Bonus payments more directly with the financial interests of its shareholders.

Such DA Success Bonuses were contemplated to be cash bonuses awarded to the Company Executives for their extraordinary efforts expended up until the DA was signed and were only to be awarded if the DA was signed. The Board is of the opinion that the DA Success Bonuses are well deserved. The Board has therefore contemplated various alternative plans to align such DA Success Bonus awards not only with the Company Executives efforts through October 2, 2014, but also to align such awards with the actual results of such efforts. The Board views the price of the Company’s publicly traded Common Shares as the most accurate indicator of such results.

Moreover, since the share price appreciation to date has not been as expected by the Board, the Directors are of the opinion that the continuing efforts by such Company Executives is required to attain the actual share price appreciation results that will properly value the Company in line with the Board’s expectations.

The Board explored methodologies to structure such DA Success Bonus payments in a manner more closely aligned with our shareholders’ interests so that the financial benefits from recent events at the Company are experienced not only by the Company Executives, but by all our shareholders as well. Accordingly, pursuant to a resolution of the Board on August 31, 2015 a DA Success Bonus was granted to six Company Executives, not as fixed cash payments as previously contemplated, but in the form of stock appreciation rights (“Stock Appreciation Rights” or “SARs”) as outlined in the following grant schedule:

Stock Appreciation Rights (SARs)
Name	Number of SARs	Grant Price	Date of Grant	Expiration Date
Frank Drohan	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski	60,000	$2.00	8/31/2015	12/31/2017
Louis Lombardo	15,000	$2.00	8/31/2015	12/31/2017
William Hanley	15,000	$2.00	8/31/2015	12/31/2017
Agron Telaku	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan	675,000	$2.00	8/31/2015	12/31/2017

Results of Operations:

Overview

The Company is expected to generate revenue in the near to medium term as LLC begins reimbursing Omagine for its Pre-Development Expenses and Post-DA Pre-Development Expenses and begins paying the Success Fee installments (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, above) but is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during its planned multiple sales releases beginning in late-2016 will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but in our September 30, 2015 unaudited financial statements included in this report that expression of concern has been removed. The attached September 30, 2015 consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. In March 2015, Omagine sold an aggregate of 206,281 restricted Common Shares to investors for aggregate proceeds to Omagine of $220,000, on June 29, 2015, 158,000 Tempest Warrants were exercised for proceeds to Omagine of $250,000 and on October 26, 2015 Omagine sold and aggregate of 1,200,000 restricted Common Shares to investors for aggregate proceeds to Omagine of $1,200,000.

Our single most important strategic objective for the past many years was achieved when the DA was signed by Omagine LLC and the Government of Oman on October 2, 2014. Since that time the DA has been ratified by the Government, the UA has been signed by and registered with the Government and LLC’s Land Rights have been valued by three outside independent experts at an average valuation of seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000).

THREE MONTHS ENDED SEPTEMBER 30, 2015 vs.

THREE MONTHS ENDED SEPTEMBER 30, 2014

The Company did not generate any revenue or incur any cost of sales during the three month periods ended September 30, 2015 and 2014. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations at a later date.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $3,689,287 during the three month period ended September 30, 2015 compared to $438,867 during the three month period ended September 30, 2014. This $3,250,420 (741%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors’ compensation including stock based compensation ($1,803,813), consulting fees including stock based compensation ($1,318,868), travel ($101,443), other selling general and administrative costs ($45,592) and occupancy costs ($7,744) offset by decreases in professional fees ($27,040).

The Company sustained a net loss of $3,695,678 for the three month period ended September 30, 2015 compared to a net loss of $456,351 for the three month period ended September 30, 2014. This $3,239,327 (710%) increase in the Company's net loss for the three month period ended September 30, 2015 compared to the prior period was principally attributable to the $3,250,420 increase in SG&A Expenses mentioned above, an increase in interest expense ($1,827), an increase in amortization of debt discount ($2,750), and the increase in net loss attributable to minority shareholders of LLC ($15,670).

NINE MONTHS ENDED SEPTEMBER 30, 2015 vs.

NINE MONTHS ENDED SEPTEMBER 30, 2014

The Company did not generate any revenue or incur any cost of sales for the nine month period ended September 30, 2015 and 2014.

Total SG&A Expenses were $4,963,778 during the nine month period ended September 30, 2015 compared to $1,591,211 during the nine month period ended September 30, 2014. This $3,372,567 (212%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors’ compensation including stock based compensation ($1,617,241), consulting fees including stock based compensation ($1,417,032), travel ($350,396), other selling general and administrative costs ($118,662), professional fees ($9,745) and occupancy costs ($9,491) offset by a decrease in commitment fees paid for with Common Shares ($150,000).

The Company sustained a net loss of $4,935,261 for the nine month period ended September 30, 2015 compared to a net loss of $1,629,777 for the nine month period ended September 30, 2014. This $3,305,484 (203%) increase was principally attributable to the $3,372,567 increase in SG&A Expenses mentioned above, offset by decreases in interest expense ($1,679) and amortization of debt discount ($1,649) and the increase in net loss attributable to minority shareholders of LLC ($63,755).

Liquidity and Capital Resources

The Company incurred net losses of $4,935,261 and $1,629,777 during the nine month periods ended September 30, 2015 and 2014, respectively. During the nine month period ended September 30, 2015, the Company had a decrease in cash of $1,087,856 resulting from the negative cash flow of $1,687,178 from operating activities and $6,398 from purchase of equipment offset by a positive cash flow of $605,720 from financing activities. Financing activities for the nine months ended September 30, 2015 consisted of proceeds of $450,000 from a note payable to YA Global Master SPV, Ltd. (the 2015 YA Loan), sales of its Common Stock for proceeds of $259,700, proceeds from the exercise of Common Stock Warrants of $250,000 and exercise of stock options for proceeds of $1,020, offset by payment of five monthly installments totaling $225,000 for the 2014 YA Loan and three monthly installments totaling $130,000 for the 2015 YA Loan.

The Company had $6,398 in capital expenditures for the nine month period ended September 30, 2015.

At September 30, 2015, the Company had $36,793 in current assets, consisting of $25,823 of cash and $10,970 of prepaid expenses and other current assets. The Company's current liabilities at September 30, 2015 totaled $1,652,949 consisting of $390,997 of convertible notes payable and accrued interest, $339,708 of notes payable and accrued interest, $546,895 of accounts payable and accrued expenses and $375,349 of accrued officers’ payroll. At September 30, 2015, the Company had a working capital deficit of $1,616,156 compared to a working capital deficit of $520,738 at December 31, 2014. Thirty-seven percent (39%) of the $1,652,949 of current liabilities at September 30, 2015 ($646,513) is due and owing to officers and/or directors of Omagine.

The $1,095,418 increase in the Company's working capital deficit at September 30, 2015 compared to December 31, 2014 is attributable to the decrease in cash ($1,087,856) and the increase in current liabilities ($12,752), offset by an increase in prepaid expenses and other current assets ($5,190). The Company’s liabilities at September 30, 2015 increased compared to December 31, 2014 due to increases in notes payable and accrued interest ($124,930), accrued interest on convertible notes payable ($20,568), accounts payable and accrued expenses and other current liabilities ($129,827) offset by a decrease in accrued officers payroll ($262,573).

Warrants

As of the date hereof, Omagine has 6,771,521 Common Stock purchase warrants (“Warrants”) issued and outstanding, as follows:

1.	6,422,124 Warrants, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”), and
2.	349,397 Warrants which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”).

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised. In accordance with their terms, the Tempest Warrants are by definition always “in the money”. On August 15, 2014, 240,000 Tempest Warrants were exercised at $1.40 per share, on October 2, 2014, a further 250,000 Tempest Warrants were exercised at $1.31 per share, on June 29, 2015 an additional 158,228 Tempest Warrants were exercised at $1.58 per share and on October 8, 2015 an additional 2,375 Tempest Warrants were exercised at $1.28 per share. No assurance can be given that any of the 349,397 remaining outstanding Tempest Warrants will be exercised.

Management is hopeful that the Warrants will provide a future source of additional financing for Omagine.

Strategic Warrants

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On February 11, 2015, Omagine filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration effective February 13, 2015. The effective status of the Updated Warrant Registration expired on November 10, 2015 and the Company plans to file another Post-Effective Amendment on Form S-1 to reinstate the effective status of the Updated Warrant Registration. Pursuant to a Board of Directors resolution dated August 12, 2015, all the expiration date of all Strategic Warrants was extended from December 31, 2015 to December 31, 2016. All other terms and conditions of the Strategic Warrants remained unchanged.

Tempest Warrants

On June 24, 2014, Omagine issued the 1,000,000 Tempest Warrants to an investor each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the Trading Day immediately preceding the relevant exercise date (See: Exhibit 4.4). On August 15, 2014, such investor transferred 240,000 Tempest Warrants to an affiliate and such affiliate exercised 240,000 Tempest Warrants on August 15, 2014 at $1.40 per share for the purchase of 240,000 restricted Common Shares. On October 2, 2014, such investor transferred an additional 250,000 Tempest Warrants to such affiliate and such affiliate exercised 250,000 Tempest Warrants on October 2, 2014 at $1.31 per share for the purchase of 250,000 restricted Common Shares. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the then remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding. Subsequently on October 8, 2015, such investor transferred an additional 2,375 Tempest Warrants to an affiliate and such affiliate exercised 2,375 Tempest Warrants on October 8, 2015 at $1.28 per share for the purchase of 2,375 restricted Common Shares. The Tempest Warrants expire on June 23, 2016 and are not redeemable by Omagine.

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

Any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount and Post-DA Pre-Development Expenses in excess of $21.3 million. (See: “Financial Advisor”, and –“The Shareholder Agreement”, “LLC Capital Structure”, “Pre-Development Expenses / Post-DA Pre-Development Expenses”, above), and (vii) our then current cash requirements.

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

LLC is now obligated to design, develop and construct the $2.5 billion Omagine Project. Given the size and scope of the Omagine Project, it is expected that LLC will require a minimum of $300 million (possibly up to $500 million) of debt financing / project financing (including the Construction Financing) over various times during the next 4 to 5 years. This Construction Financing requirement will not be addressed by utilizing the 2014 SEDA. Notwithstanding that fact, the Company expects to have substantial and rapidly forthcoming working capital requirements other than the Construction Financing for a portion of which it plans to utilize the 2014 SEDA but no assurance can be given that the Company will be able to obtain the necessary working capital.

Given the considerable resources we will be required to bring to bear to execute the Omagine Project, we presently expect that we will fully utilize the entire $5 million amount available to us under the 2014 SEDA. Such use of the 2014 SEDA will of course be guided by the price, liquidity and volatility of our Common Stock as we move forward. We cannot presently predict what other future sources of financing might become available to us to cause us to utilize less than the full $5 million available under the 2014 SEDA and our present assessment is that, we will surely need the full $5 million available under the 2014 SEDA. The Prior SEDAs indisputably provided the Company the lifeline needed to achieve the DA signing and the 2014 SEDA will likely provide some of the supplementary working capital the Company will need going forward.

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. The effective status of the 2014 SEDA Registration Statement expired October 19, 2015 and the Company plans to file another Post-Effective Amendment on Form S-1 to maintain the effective status of the 2014 SEDA Registration Statement.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.6, 10.7 and 10.10.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary and as of the date of this Report, the Company has sold 17,696 shares of its Common Shares pursuant to the 2014 SEDA for proceeds of $25,000.

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

On April 22, 2014, Omagine and YA entered into a second unsecured loan agreement (the “2014 YA Loan Agreement”) whereby Omagine borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, Omagine (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan was received by Omagine on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.13; 10.14; and 10.15 respectively. Omagine repaid the 2014 YA Loan pursuant to its terms.

On May 20, 2015, the Company and YA entered into a third loan agreement (the “2015 YA Loan Agreement”). Pursuant to the 2015 YA Loan Agreement, the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2015 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2015 YA Loan Agreement the Company agreed to pay a $50,000 commitment fee with respect to the 2015 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). The $500,000 proceeds of the 2015 YA Loan was received by the Company on May 21, 2015 and the $50,000 commitment fee was paid to the Affiliate. The foregoing summary of the terms of the 2015 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.29; 10.30; and 10.31 respectively. Omagine presently anticipates that the 2015 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the YA Loan.

Omagine LLC

Omagine invested the OMR 20,000 cash [$52,000] OMAG Initial Equity Investment into LLC upon its organization and pursuant to the Shareholder Agreement the following additional investments have been made to date into LLC:

i.	a further OMR 130,000 [$338,000] cash investment was made by the LLC Shareholders, and
ii.	a further OMR 210,000 [$546,000] cash investment was made by Omagine, and
iii.	a further OMR 276,666,667 [$718,614,000] non-cash investment was made by RCA.

LLC is presently capitalized at OMR 276,996,667 [$720,191,334]. Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date have depleted LLC’s limited cash capital.

As of the date hereof Omagine has invested OMR 210,000 [$546,000] in advance of when Omagine was obligated to do so in order to maintain LLC’s liquidity and has satisfied in full its obligation pursuant to the Shareholder Agreement to make the OMAG Deferred Investment into LLC.

CCC and RCA are obligated to make their Deferred Cash Investments into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125] promptly on or after the Financing Agreement Date occurs.

LLC is hoping to sign a Financing Agreement (the Qatari Loan Agreement) with the Qatari Bank in the next few weeks in which event that would be the Financing Agreement Date and therefore RCA and CCC will then be obligated pursuant to the Shareholder Agreement to invest the Deferred Cash Investments into LLC. If the Qatari Bank Loan should close, then pursuant to the provisions of the Shareholder Agreement, the Qatari Loan Agreement will be the first Financing Agreement. Until such Qatari Loan Agreement is executed by the parties no assurance can be given that the Qatari Bank Loan will actually be made. (See “Qatari Bank Loan” above).

The OMR 276,666,667 [$718,614,000] investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

The continuation of LLC’s business to date has to a large extent been financed by Omagine.

Even if the Qatari Bank Loan closes, LLC will have to arrange a significant amount of additional project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above ). The Company is relying for revenue growth upon the future business of LLC.

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

In the absence of the closing of an Equity Sale, Debt Facility or the Qatari Bank Loan, and subject to the necessary financial resources being available to it, Omagine may make a secured loan to LLC in order to finance the First Phase. Such a loan from Omagine, if it were to be made, would be memorialized by a Financing Agreement and the date it was signed would then be the first Financing Agreement Date and therefore RCA and CCC would then be obligated pursuant to the Shareholder Agreement to invest the OMR 26,628,125 [$69,233,125] Deferred Cash Investments into LLC.

Investors and shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue from real estate operations until after the development of the Omagine Project is well underway.

The failure to ultimately secure project financing will have a materially significant negative and adverse effect on the Company.

Capital Expenditures and Project Financing

The Company incurred $6,398 for capital expenditures in the first nine months of 2015. We expect, assuming we are able to close one or more of the debt facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Qatari Bank Loan, Debt Facilities and other project financing and Syndicated Bank Financing in the future.

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

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount and the Post-DA Pre-Development Expenses, and
ii.	at LLC through a combination of invested capital, Equity Sales, bank loans and project finance Debt Facilities (including possibly, the Qatari Bank Loan) (See: “The Shareholder Agreement” and “LLC Capital Structure”).

No assurance can be given that such financing will be available to the Company at either Omagine or LLC.

We presently expect that any future project financing requirements (including any Syndicated Bank Financing) for LLC will be placed with regional and international banks as arranged by LLC with the assistance of its Financial Adviser. LLC’s requirement for project financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market subsequent to the recent worldwide financial crisis however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers. . (See: “Financial Advisor” and “Market Conditions” and “Sales & Marketing”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Item 1A- Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 14, 2015.

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

On September 2, 2015 pursuant to the SEDA, Omagine sold 17,696 Common Shares to YA for proceeds of $25,000.

On September 22, 2015, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $14,700.

On October 8, 2015, pursuant to the exercise of 2,375 Tempest Warrants which were transferred to an affiliate of Tempest, Omagine sold 2,375 restricted Common Shares to such affiliate at $1.28 per Common Share for proceeds of $3,040.

On October 26, 2015, Omagine sold an aggregate of 1,200,000 restricted Common Shares to three non-U.S. persons who are accredited investors (500,000 restricted Common Shares each to two investors and 200,000 restricted Common Shares to one investor) for aggregate proceeds to Omagine of $1,200,000.

On November 16, 2015, Omagine issued 33,334 restricted Common Shares valued at $60,000 as a finder’s fee to a non-U.S. person in connection with the aforementioned sale of 1,200,000 restricted Common Shares to three other non-U.S. persons.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the three month period ended September 30, 2015.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
10.5	The April 20, 2011 Shareholder Agreement (9)
10.6	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.7	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.8	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.9	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.10	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.11	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.12	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.13	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.14	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.15	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.16	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.17	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.18	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.19	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.20	The Omagine Inc. 2014 Stock Option Plan (19)
10.21	The Omagine Inc. 401(k) Adoption Agreement (5)
10.22	Convertible Promissory Note payable to Frank J. Drohan (14)
10.23	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.24	The Development Agreement dated October 2, 2014 (20)
10.25	The October 10, 2014 SEDA Amendment (22)
10.26	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (23)
10.27	The Usufruct Agreement Dated July 1, 2015 (24)
10.28	An English Translation of the Letter Dated July 2, 2015 (24)
10.29	The 2015 YA Note Purchase Agreement dated May 20, 2015 (26)
10.30	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (26)
10.31	The May 20, 2015 Closing Statement signed by Omagine and YA (26)
10.32	The Amended Omagine Inc. 2014 Stock Option Plan*
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.24 (21)
99.2	A PDF Reference Copy of Exhibit 10.27 (25)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.28 (25)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Valuation Report (24)
99.6	The JLL Final Valuation Report (24)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

*Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 2, 2014 as a reference copy exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on July 9, 2015 as a reference copy exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(26)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: November 23, 2015	By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 23, 2015	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer