Form 10-K
period 2015-12-31
Omagine, Inc.
filed 2016-04-14
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 0-17264

Omagine, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-2876380
(State of incorporation)	(I.R.S. Employer
Identification Number)

136 Madison Avenue, 5th Floor, New York, NY 10016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the 11,970,255 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2015, the last day of the Registrant's most recently completed second quarter, was $26,933,075. (SEE Item 5: "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities").

As of April 13, 2016, the Registrant had outstanding 19,744,034 shares of Common Stock, par value $.001 per share ("Common Stock").

Documents Incorporated By Reference

None

Omagine, Inc.

Table of Contents to the Annual Report on Form 10-K
Fiscal Year Ended December 31, 2015

Forward-Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties (such as the Al Rayan Bank Loan discussed in this report), are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its subsidiary Omagine LLC or the managements or Boards of Directors thereof, (iii) the Company’s business plans, products or services, (iv) future economic or financial performance, and (v) assumptions underlying such statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

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

In November 2009, Omagine organized LLC as a wholly owned subsidiary under the laws of the Sultanate of Oman (”Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). In October 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.7 and 99.1 and “The Development Agreement and the Usufruct Agreement”, below).

Omagine initially capitalized LLC at Omani Rials (“OMR”) 20,000 [$52,000] and in 2011 Omagine’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: Exhibit 10.6 and “The Shareholder Agreement” below).

As of the date hereof, the shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and
ii.	Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and
iii.

Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having approximately five and one-half (5.5) billion U.S. dollars in annual revenue, one hundred thirty thousand (130,000) employees worldwide and operating subsidiaries in among other places, every country in the MENA Region. The two CCIC subsidiaries which are LLC shareholders are:

a.      Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and its investment arm, and

b.      Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

The Present State of Affairs – An Overview:

As has been widely reported by the international media and press, during 2015 and early 2016 the price of crude oil worldwide dropped very suddenly from over $100 per barrel to about $30 per barrel. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

This was by no means catastrophic (there are 100s of billions of dollars of savings still in sovereign reserve funds throughout the region), but it was by all means a very, very challenging environment for the MENA Region governments and for the companies of all types – especially contractors – operating in the MENA region.

Almost all local banking institutions in the MENA Region are dependent on large deposits from oil and gas sales by governments into their institutions in order to provide the normally excess liquidity apparent in the local banking system prior to the recent dramatic worldwide drop in oil prices. With the sudden fall in deposits from oil sales, bank liquidity at local banking institutions in the GCC and wider MENA Region came under immense pressure as deposits fell dramatically while simultaneously governments became large borrowers (where they were not before). Such sudden and large government borrowings from commercial banking institutions began to crowd out commercial borrowing capacity for private companies. The largest banks of course weathered this storm more handily then the mid-size or smaller banks.

The drop in crude oil prices was not only just a large drop – it was an extremely sudden, rapid and unexpected drop. Government budgets were slashed across the region; contractors’ payments were delayed; and many government sponsored projects were postponed, delayed or cancelled. As with the banks, the largest contractors weathered this storm more readily then the mid-size or smaller contractors. CCIC is a very large multi-national contractor with significant financial resources ($5+ billion in annual revenue and 130,000 + employees) but they too had to adjust accordingly to the present economic realities. Moreover, Omagine LLC is not a government sponsored project – but is a private company.

Pursuant to the Shareholder Agreement:

➢	A “Financing Agreement” is a legally binding agreement between LLC and an investment fund, lender or other person, pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project, and
➢	The first “Financing Agreement Date” is the day upon which LLC and a bank, investment fund, lender or other person first execute and deliver a Financing Agreement”), and
➢	The “Contract Date” is the day on which LLC and CCC-Oman execute a contract (the “CCC Contract”) appointing CCC-Oman as the general contractor for the Omagine Project.

Between November 2015 and the date hereof:

➢	On November 9, 2015, LLC received a term sheet from Masraf Al Rayan (the “Qatari Bank”) outlining the terms of a proposed agreement (the “Al Rayan Loan Agreement”) between LLC and the Qatari Bank pursuant to which the Qatari Bank would agree to provide $25 million of debt financing to LLC (the “Al Rayan Bank Loan”) to finance the first phase of the design and construction of the Omagine Project (the “First Phase”). See Exhibit 10.36.

➢	On November 29, 2015, LLC and the Qatari Bank signed a definitive agreement with respect to the Al Rayan Bank Loan. See Exhibit 10.37.

➢	On December 4, 2015, Omagine LLC management met with the president of CCIC and senior CCIC executives in Athens, Greece and presented the Al Rayan Loan Agreement which was happily received by all and it was agreed that we would finalize the CCC Contract as soon as possible and that CCC-Oman and CCC-Panama would then make their Deferred Investments into Omagine LLC.

➢	Between December 2015 and the date hereof, we have held multiple meetings with CCIC, CCC-Oman and RCA in Muscat, Dubai, Athens, Abu Dhabi and London in an effort to conclude the foregoing arrangements and sign the CCC Contract. All parties are willing but the reality of the current economic scene and the effect it is having on bank liquidity and therefor on future requirements that LLC will have for construction financing (“Project Finance”) was well recognized by all LLC shareholders.

➢	As previously disclosed, LLC management, the LLC Shareholders, (and their financial and operations advisers) estimate that the future Project Finance requirement will be between approximately $350 to $400 million --- but importantly this Project Finance agreement does not need to be in place for at least another 12 months from now after the design, masterplanning and engineering studies and associated tasks (the “Initial Activities”) are completed.

➢	Also as previously disclosed, LLC management, the LLC Shareholders and their financial and operations advisers estimate that the budget to undertake and substantially complete the Initial Activities over the next 12 to 18 months is approximately $20 million.

➢	Members of LLC management are presently in London and Athens for a series of parallel and conclusive meetings with the CCIC, RCA and our London lawyers (CMS) and other financial and operations advisers – all of whom are cooperatively working together – to do the necessary to bring the Omagine Project to an early start and to a successful conclusion.

➢	Extensive financial negotiations and legal re-drafting of multiple versions of the CCC Contract and of the Amended & Restated Shareholder Agreement have occurred during this December 2015 to the present time period as a result of and in tandem with each other for the sole purpose of assuring this project is undertaken and completed as envisioned by all the LLC Shareholders.

➢	Everyone is aligned to do the necessary to make this happen – in spite of the present challenging economic environment in the region.

➢	In this regard, and importantly, given the present liquidity issues at local banks, the matter of project construction debt financing (“Project Finance”) is an issue that now moved to the forefront of all developer’s and contractor’s agendas (from its previously more relaxed and deferred position). The required Project Finance for the Omagine Project – or any project – is not really needed until after the masterplanning and design phase is complete or near complete (in our case, the $20 to $25 million First Phase). Given present economic strains however, developers and contractors are well advised to seek to lock up a Project Finance commitment early on rather than waiting to start a syndication at a later date in the First Phase process (in our case approximately 8 to 12 months after starting the First Phase).

➢	Further in this regard, as an exercise in caution, management re-opened its earlier informal contacts with several Chinese contractors active in the GCC. Subsequently in February 2016, management traveled to Beijing and Hong Kong, China where we held high level discussions with the headquarters’ executive leadership of two of China’s leading building contractors – each of which is multiple times the size of CCIC. These discussions are well advanced at present and negotiations with the larger of the two Chinese contractors are at an advanced stage.

➢	The proposal being discussed with each of such Chinese contractor is identical and includes a requirement for the award of the Omagine Project construction contract to the Chinese contractor (as a sub-contractor to CCC-Oman) if, and only if, BOTH of the following conditions are fulfilled: (i) an investment into LLC by the contractor (or its parent company), and (ii) the Chinese contractor (or its parent company) must arrange for the Project Finance for the Omagine Project.

➢	Chinese banks have no such liquidity issue as mentioned above and they are moreover encouraged and directed by the Chinese Government to support their overseas Chinese contractors in this manner. Management is presently cautiously optimistic that it can arrange a transaction involving both CCIC and one of the Chinese contractors which will be beneficial to all parties concerned. No assurance however can be given at this time that management will be successful in this endeavor.

➢	Management has had discussions with Masraf Al Rayan throughout and although the Al Rayan Loan Agreement is still valid and on offer as of the date hereof, no assurance can be given as of the date hereof that the Al Rayan Bank Loan will continue to remain on offer or that it actually will be utilized by LLC. [See: “The Al Rayan Bank Loan” and “The First Phase”, below].

➢	An agreement has been reached with CCIC regarding a new structure of the CCC Contract whereby CCC-Oman would be the general contractor and the Managing Contractor (but not necessarily the actual builder) and would oversee and manage the Chinese sub-contractor and CCIC would be paid a fixed fee for this. Any and all other sub-contracts will be awarded based on a competitive sealed-bidding process managed by LLC (in which CCC-Oman may participate where they felt they could be competitive – e.g. earth works, infrastructure, building cores, etc.) – but if CCC-Oman did any actual construction work their fixed supervision fee would be waived for that portion of the work.

➢	But the matter of financing the Initial Activities remained and this has now been resolved by CCIC voluntarily agreeing to (i) advance $10 million of its $16 million CCC-Oman investment immediately upon signing of the CCC Contract (even if we don’t access the Masraf Al Rayan Loan), and (ii) stepping aside from its CCC-Panama investment and allowing the Chinese contractor (or other investor) to take up this 10% equity in LLC (at a higher price than CCC-Panama would have had to invest), and (iii) amending all existing agreements as required and signing the CCC Contract and amended Shareholder Agreement as may be required to accomplish all of the foregoing.

➢	In short, CCIC has agreed to take substantial risk to advance the Omagine Project’s early implementation and successful conclusion. Management views this as a very reasonable outcome. Management is at this moment crafting & drafting all the required contracts and agreements with its lawyers, CCIC and RCA to memorialize the foregoing and intends to stay continuously at this process without interruption from now until its expected conclusion in the next few weeks.

While the circuitous and extended negotiations above are rather frustrating, our shareholders should be aware that such negotiations were not unreasonable given the present economic environment caused by the drop of oil prices – and in this case where the contractor is also an investor, the complications are more pronounced since the contractor is entitled to be assured of its future payments. While not unexpected, such negotiations have apparently concluded in a win-win situation for all concerned, thanks in no small part to the Company’s willingness to finance the continued obligations of LLC when it was not legally obligated to do so – and CCIC’s willingness to step into the breach at a crucial time.

We do recognize the exceptionally unusual (and we believe temporary) economic circumstances under which CCIC is operating in the MENA Region today. They have construction operations in every country in the MENA Region – and are suffering greatly from delayed payments of huge amounts – from a variety of governments in the region. Recently CCIC (because of its size and strength) negotiated a several hundred million USD stand-by credit line to cushion itself against such delays in payment from its ongoing contracts across the entire MENA region.

We expect that this sudden business cycle change will eventually right itself as all market participants adapt to the new realities but we are of the present opinion that, being faced with no path, we believe that (assuming the foregoing agreements are executed as described), the Company has succeeded in creatively making a path where none had apparently previously existed.

Pursuant to the Shareholder Agreement as presently in effect the occurrence of both (i) the Financing Agreement Date, and (ii) the Contract Date, are the two conditions precedent (“Conditions Precedent”) to the obligations of RCA and CCC to make their final cash investments into LLC in the aggregate combined amount of OMR 26,628,125 [$69,233,125] (the “Deferred Cash Investments”). As of the date hereof all of the LLC shareholders have previously made cash and non-cash investments into LLC and the Financing Agreement Date has occurred. When the final Condition Precedent (the occurrence of the Contract Date) is satisfied, RCA and CCC will be then obligated to make the Deferred Cash Investments into LLC (as may be amended as indicated above). Notwithstanding the foregoing however, it is possible, even likely, that the Shareholder Agreement will be amended to accommodate the present economic conditions such that the Deferred Investments may be made over a period more in line with LLC’s actual cash requirements.

The following table illustrates the equity investments by the LLC Shareholders:

Shareholder Equity Investments into Omagine LLC
	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	Omani Rials	US Dollars	Omani Rials	US Dollars	Omani Rials	US Dollars

Initial cash equity investment at inception	OMR 20,000	$ 52,000

Additional cash equity investment at signing of Shareholder Agreement	OMR 70,000	$ 182,000	OMR 37,500	$ 97,500	OMR 22,500	$ 58,500

Additional cash equity investment before the first Financing Agreement Date	OMR 210,000	$ 546,000

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement*			OMR 276,666,667	$ 718,614,000

Additional cash equity investment (Deferred Cash Investments)**			OMR 7,640,625	$ 19,865,625	OMR 18,987,500	$ 49,367,500

Total Equity Investment into LLC per Shareholder	OMR 300,000	$ 780,000	OMR 284,344,792	$ 738,577,125	OMR 19,010,000	$ 49,426,000

*	The Omani Rial is pegged to the U.S. Dollar and as such its value relative to the U.S. Dollar normally exhibits very minimal fluctuation between approximately $2.597 and $2.60 U.S. Dollars to 1 Omani Rial. In its initial recording of the Land Rights in its September 30, 2015 consolidated financial statement, the Company utilized an exchange rate of $2.5974 U.S. Dollars to 1 Omani Rial which was based on the July 7, 2015 XE Currency Converter. The exchange rate based on the December 8, 2015 XE Currency Converter is $2.5982 U.S. Dollars to 1 Omani Rial. For presentation purposes, all conversions of Omani Rials to U.S. Dollars in this Report are, unless otherwise stated to the contrary, calculated at one (1) Omani Rial being equivalent to two United States Dollars and sixty cents ($2.60). See: “The Land Rights” and “Critical Accounting Policies”, below.

**	The Deferred Cash Investments are to be invested when the Conditions Precedent are satisfied; the Shareholder Agreement terms and conditions relative to the timing of the Deferred Cash Investments may be amended; all other investments listed have been made as of the date hereof (See: “LLC Capital Structure” below).

In order to bring the Omagine Project to its present state, Omagine expended (i) in excess of approximately $21 million of Pre-Development Expenses through the October 2014 DA signing date, and (ii) an additional approximately $6.2 million since the October 2014 DA signing date, to finance LLC’s pre-development activities. As of January 31, 2016, Omagine has paid pre-development expenses of approximately $27.2 million on behalf of Omagine LLC. All such pre-development expenses will be liabilities of LLC reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may likely be amended) (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, below).

LLC Expenses paid by Omagine, Inc.
US Dollars
Pre-Development Expenses (pre-DA)	$20,996,707
Post-DA Pre-Development Expenses	$6,191,303
Total Reimbursable Expenses	$27,188,010

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project.

Omagine, Inc. has 19,744,034 shares of its Common Stock issued and outstanding as of April 13, 2016.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction (and to the current delayed start date), the Omagine Project is planned to be completed in late 2021. It is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “The Present State of Affairs – An Overview”, above and “The Shareholder Agreement”, “LLC Capital Structure” and “Financial Advisor”, below).

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

The Development Agreement and the Usufruct Agreement

Omagine’s 60% owned subsidiary, LLC, signed a Development Agreement with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into the UA with respect to the Land Rights over the land constituting the “Omagine Site”. The Operative Date is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured (See Exhibits 10.8 and 99.2). Management currently expects, based on informal discussions with Government officials, that the Operative Date will be further extended once we finalize our negotiations and agreements with CCIC and/or one of the aforementioned Chinese contractors or after we conclude any other such similar arrangement.

The DA and UA are the contracts that govern the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the Project Land, and the Government’s and LLC’s rights and obligations with respect to the Omagine Project. In the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA control (See Exhibits 10.7, 99.1, 10.8 and 99.2). The term of the DA is 20 years and the term of the UA is 50 years (renewable) commencing from the Operative Date. The UA, and the DA provisions relevant to the UA, survive the expiration of the term of the DA.

The Land Rights owned by LLC give it extensive rights over the Project Land including the right to sell such Project Land on a freehold basis. On July 2, 2015, the UA was registered by the Government which registration legally perfected LLC’s ownership of the Land Rights (See: Exhibits 10.8 and 99.2). LLC may use, control, develop, retain, operate and/or sell the approximately 1.1 million square meters of Project Land to itself or to third parties. The DA obligates LLC to pay the Government twenty-five (25) Omani Rials ($65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price”). The average valuation for the Land Rights (net of such Land Price is OMR 276,666,667 ($718,614,000) (See: “The Land Rights”, below).

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the First Phase, any other phase or all of the Project, [this condition is now satisfied by the term sheet which LLC has received from the Qatari Bank] (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016 (this condition 2 is not yet satisfied and is expected to be extended as mentioned above if and when the Operative Date is extended), (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016. Company management has had informal discussions with the concerned government officials and management is confident that given the present economic conditions referred to above (of which the Government is keenly aware), the Company will be granted an extension of time on many of such due dates similar to the extension of the Operative Date to July1. 2016 already previously granted by the Government.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract (i.e. the CCC Contract) should be executed by June 30, 2016. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent discussions with them.

Company management initiated a fast-track development strategy in October 2014 and as a result, Omagine has undertaken and financed many pre-development activities on behalf of LLC subsequent to the DA signing and through the date hereof (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, and “The Success Fee” below). Notwithstanding the foregoing, the Omagine Project has been delayed beyond where we had expected to be at this point due to Project Finance discussions referred to above as a result of the present economic conditions affecting local banking liquidity. See: “The Present State of Affairs – An Overview”, above.

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

The foregoing summary of some of the terms of the DA and of the UA does not purport to be complete and it is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.7 and 99.1. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.8 and 99.2 and also contained in Schedule 2A of the Development Agreement.

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

The Savills and DTZ final valuation reports were received by LLC in January 2015. The JLL final valuation report was received by LLC in July 2015. The Company is of the opinion that JLL’s valuation is flawed and most probably represents a statistical outlier. In an abundance of caution however, management has nevertheless determined to include the JLL valuation in its calculation of the average value of LLC’s Land Rights. The Land Rights valuations by the three aforementioned firms are summarized in the table below:

Land Rights Valuation
Valuation Firm	Omani Rials
Savills	OMR 295,000,000
DTZ	OMR 385,000,000
JLL	OMR 150,000,000

Average	OMR 276,666,667

 The Accounting Treatment for the Land Rights

Omagine and JOL prepare their financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company prepares its consolidated financial statements in accordance with US GAAP. LLC’s financial statements are prepared in accordance with International Financial Reporting Standards (“IFRS”).

LLC has land under development valued at 276,666,667 Omani Rials. Based on a $2.5974 per 1 Omani Rial exchange rate, the Company recorded this land under development in its financial statements at $718,614,000 and the Company has allocated this amount as follows: 188,963,334 Omani Rials ($490,813,363 based on a $2.5974 per 1 Omani Rial exchange rate) to inventory; and 87,703,333 Omani Rials ($227,800,637 based on a $2.5974 per 1 Omani Rial exchange rate) to property. This land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder subscribed for 663,750 LLC Shares at a purchase price equal to the value of the Land Rights. Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by RICS and IFRS. The average of the three Land Rights valuations was OMR 276,666,667. (See: “The Land Rights”, above and Exhibits 99.4, 99.5 and 99.6).

Since the 276,666,667 Omani Rial value of the Land Rights is substantial, LLC retained the services of PricewaterhouseCoopers LLP (“PwC”) to provide its written analysis and report to LLC with respect to the correct IFRS accounting method LLC should use to record the 276,666,667 Omani Rial Land Rights value in its IFRS compliant financial statements. PwC did not advise on the valuation of the Land Rights (as determined by Savills, DTZ and JLL), but only on the correct accounting LLC should use to record such Land Rights valuation in LLC’s financial statements in accordance with IFRS. PwC’s written report was received by LLC in August 2015. Promptly thereafter, LLC consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter, and Deloitte’s written technical analysis report (which agreed with PwC’s analysis) was received by LLC in November 2015.

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

In determining the proper amounts to be allocated to inventory and to land, LLC calculated the percentage (x) by dividing (y) the area of the land LLC presently plans definitively to sell, by (z) the total area of the Project Land, and then multiplying that percentage (x) by 276,666,667 Omani Rials to get the number (N) for inventory. The amount to be allocated to property was then calculated by subtracting N from 276,666,667 Omani Rials. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number (N) equal to 188,963,334 Omani Rials ($490,813,363 based on a $2.5974 per 1 Omani Rial exchange rate) and the property number equal to 87,703,333 Omani Rials ($227,800,637 based on a $2.5974 per 1 Omani Rial exchange rate). In its consolidated financial statements therefore, the Company has allocated the value of the Land Rights between (i) land under development which is held for sale (inventory), and (ii) land under development which is held for investment (PP&E). As more precise land use percentages emerge during and after the masterplanning and construction of the Omagine Project, the percentage allocations for the value of the Land Rights may be reclassified to distinguish between the land underlying properties that we will own and operate and those which we will own and lease.

The Shareholder Agreement

Pursuant to the provisions of the Shareholder Agreement the LLC Shareholders subscribed for an aggregate of 4,800,000 LLC Shares in consideration for:

i.	an aggregate cash investment of OMR 26,968,125 [$70,117,125] in exchange for 4,136,250 LLC Shares (the “Cash Investment”), and
ii.	a non-cash investment of the Land Rights in exchange for 663,750 LLC Shares.

Investments into LLC

Upon organizing Omagine LLC in 2009, Omagine made an initial cash investment into LLC of OMR 20,000 [$52,000] in consideration for the issuance to Omagine of 200,000 LLC Shares.

Pursuant to the Shareholder Agreement as presently in effect (which is likely to be amended):

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
iv.	Upon the signing of the CCC Contract, RCA, CCC-Oman and CCC-Panama will (except as may be amended pursuant to ongoing negotiations) be obligated to invest the “Deferred Cash Investments” into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125], as follows See: “The Present State of Affairs – An Overview”, above.:
a)	CCC-Panama will purchase 350,000 additional LLC Shares for OMR 12,658,333 [$32,911,666] in cash, and

b)	CCC-Oman will purchase 175,000 additional LLC Shares for OMR 6,329,167 [$16,455,834] in cash, and

c)	RCA will purchase 211,250 additional LLC Shares for OMR 7,640,625 [$19,865,625] in cash.

The occurrence of the Contract Date is the sole remaining Condition Precedent to the obligations of RCA and CCC to make the Deferred Cash Investments into LLC in the aggregate amount of $69,233,125. As of the date hereof management is hopeful that all parties to the Shareholder agreement will agree shortly to an amended and restated shareholder agreement whereby sufficient funding is supplied to LLC to carry out its planned Phase One activities and an appropriate CCC Contract can be negotiated and signed. But no assurance can be given at this time that such will occur until it actually occurs. Management cautions however that such proposed amended Shareholder Agreement may not materialize and the CCC Contract process presently underway may prove to be unsuccessful. (See: “The CCC Contract” and “The Al Rayan Bank Loan”, below).

Pre-Development Expenses / Post-DA Pre-Development Expenses

To finance the Omagine Project’s pre-development activities, Omagine has expended:

(i)	up to and through the October 2014 DA signing date, $20,996,707 of pre-development expenses, $7,146,441 of which are non-cash stock option expenses (the “Pre-Development Expense Amount”), and

(ii)	subsequent to the October 2014 DA signing date up to and through January 31, 2016, an additional $6,191,303 of pre-development expenses, $3,115,191 of which are non-cash stock option expenses (the “Post-DA Pre-Development Expenses”).

As of January 31, 2016, Omagine has paid pre-development expenses (some of which are non-cash stock option expenses) of $27,188,010 on behalf of Omagine LLC. All such pre-development expenses will be liabilities of LLC reimbursable in full to Omagine, Inc. in accordance with the provisions of the Shareholder Agreement (as may be amended).

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

The $20,996,707 Pre-Development Expense Amount will be recorded on the books of LLC as a liability payable to Omagine in accordance with the provisions of the Shareholder Agreement (as may be amended).

The Shareholder Agreement defines the date subsequent to the Financing Agreement Date when LLC draws down the first amount of debt financing as the “Draw Date”. Fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine on or within ten (10) days after the Draw Date and the remaining fifty percent (50%) will be paid to Omagine in five equal annual installments beginning on the first anniversary of the Draw Date. The $6,191,303 of Post-DA Pre-Development Expenses are payable to Omagine from LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so).

The Success Fee

The Shareholder Agreement defines the Success Fee as being equal to ten (10) million dollars. Pursuant to the terms of the Shareholder Agreement as presently in effect, on the first Financing Agreement Date, the Success Fee is to be recorded on the books of LLC as a liability payable to Omagine. The ten (10) million dollar Success Fee will be paid to Omagine in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date. These dates may be amended and pushed out to a further date after the first Financing Agreement Date as a result of ongoing discussions which have not yet been concluded.

Omagine, may at its option, agree to a different schedule for the payments associated with the Pre-Development Expense Amount and/or the Success Fee until LLC is in a financial position to make such payments and Omagine may likewise, at its option, refrain from demanding payment of the Post-DA Pre-Development Expenses until LLC is in a financial position to make such payment.

As of the date hereof, Omagine continues to incur Post-DA Pre-Development Expenses on behalf of LLC for the activities undertaken by or on behalf of LLC during the Immediate Post-DA Period in order to advance the development schedule for the Omagine Project prior to concluding our ongoing discussions with CCC regarding the timing of its Deferred Investment. The 2011 Shareholder Agreement is, of course, silent with respect to the 2014, 2015 and 2016 Post-DA Pre-Development Expenses. Management expects that the other LLC Shareholders (CCC and RCA) will recognize Omagine’s extraordinary and voluntary assistance to LLC during the Immediate Post-DA Period and that Omagine will be reimbursed by LLC for the Post-DA Pre-Development Expenses as promptly as LLC is able to do so subsequent to its receiving additional financing.

LLC Capital Structure

As of the date hereof the LLC Shareholders have made:

(i)	cash investments totaling OMR 360,000 [$936,000] (of which OMR 300,000 [$780,000] was invested by Omagine), and

(ii)	a non-cash investment of the Land Rights valued at OMR 276,666,667 ($718,614,000),

for a total investment to date of OMR 277,026,667 ($720,269,334). LLC is presently capitalized as follows:

	Investment
Shareholder		Omani Rials	US Dollars
Omagine	OMR	300,000	$780,000
RCA	OMR	276,704,167	$718,711,500
CCC-Panama	OMR	15,000	$39,000
CCC-Oman	OMR	7,500	$19,500
Total:	OMR	277,026,667	$719,550,000

As a result of the post-DA further investment into LLC of cash by Omagine and Land Rights by RCA, LLC is obligated to issue a further 2,100,000 LLC Shares to Omagine and a further 663,750 LLC Shares to RCA.

As of the date hereof, the ownership percentages of LLC as registered at MOC&I are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Absent an amendment to the Shareholder Agreement which is expected to occur, upon the CCC Contract being signed, CCC and RCA will be obligated to make further cash investments into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125]. Based on present discussions these amounts will be modified. (See: “The Present State of Affairs – An Overview”, above.)

The Transformation

At some time prior to June 30, 2016 or at such later date as may be agreed by the relevant parties, LLC intends to transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Assuming (a) no further LLC equity sales are made, (b) Omagine LLC is transformed into Omagine SAOC, (c) the Contract Date has occurred, and (d) all Deferred Cash Investments are paid in full, then Omagine SAOC would then be capitalized as follows:

Omagine SAOC
				Investment
Shareholder	LLC Shares	Percent Ownership		Omani Rials	US Dollars
Omagine	3,000,000	60%	OMR	300,000	$780,000
RCA	1,250,000	25%	OMR	284,344,792	$739,296,459
CCC-Panama (or New Investor)	500,000	10%	OMR	12,673,333	$32,950,666
CCC-Oman	250,000	5%	OMR	6,336,667	$16,475,334
Total:	5,000,000	100%	OMR	303,654,792	$789,502,459

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

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement attached hereto as Exhibit 10.6.

The Al Rayan Bank Loan

During 2015 management has conducted a multitude of investor presentations across the MENA Region with potential LLC equity investors including sovereign funds, investment funds and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC but in all such cases, management concluded that the percentage of LLC equity required by such investors was excessive and much too dilutive to the LLC Shareholders (and indirectly dilutive to our Omagine shareholders via their 60% ownership of LLC).

As of the date hereof, in order to finance the First Phase in the most efficient and effective way which involved zero direct or indirect shareholder dilution:

i.	LLC management concluded a $25 million Financing Agreement on November 29, 2015 with Masraf Al Rayan, an Islamic Bank in the State of Qatar,
ii	LLC attempted to finalize the CCC Contract but was delayed in this effort (See: “The Present State of Affairs – An Overview”, above, and

LLC management remains in contact with the Qatari Bank and believes that the Al Rayan Bank Loan will remain available to LLC for the near foreseeable future. No assurances can be given that such discussions with the Qatari Bank will be conclusive or that the Al Rayan Bank Loan will actually be made. Investors and shareholders should not rely on such Al Rayan Bank Loan being made until it is actually finalized and the proceeds are actually delivered to LLC.

The proposed $25 million Al Rayan Bank Loan is subject to the definitive Al Rayan Loan Agreement which contains several conditions precedent that must be satisfied before LLC can receive the $25 million proceeds of the Al Rayan Bank Loan. One of the conditions precedent is that the Al Rayan Bank Loan be secured by a $25 million cash deposit in an LLC account at the Qatari Bank. Assuming the CCC Contract is signed, RCA and CCC will be then obligated to make their Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million after which LLC will then deposit $25 million in its account at the Qatari Bank to secure the Al Rayan Bank Loan and the condition precedent with respect to LLC’s right to draw down the $25 million of debt financing will be satisfied.

This somewhat cumbersome structure is a result of the multi-stage legal structure of the investments and debt financing required by the Shareholder Agreement which were structured in 2011 such that the Deferred Cash Investments did not have to be invested into LLC until the First Phase of the Omagine Project’s development and construction was financed and ready to begin.

Pursuant to the Shareholder Agreement, unless amended as is presently under discussion, the obligations of RCA and CCC to make their Deferred Cash Investments into LLC in the aggregate amount of approximately $69 million is presently contingent upon only the signing of the CCC Contract. CCC and LLC are presently negotiating a CCC Contract calling for CCC-Oman to provide a $10 million portion of its Deferred Cash Investment at the time of execution of the CCC Contract and CCC-Panama to withdraw as an LLC investor in favor of a new investor yet to be determined.

Design, Development & Construction:

The design, development and construction of the Omagine Project is divided into various phases (each, a “Phase”) and the CCC Contract (as previously and presently drafted) further sub-divides the construction portion of the Omagine Project’s development into various sections (each, a “Section”). Sections may be either “Lettered Sections” which will be priced based on a pre-agreed Schedule of Rates (“SOR”) or “Numbered Sections” which will be priced based on a fixed lump sum basis. All Sections are part of and occur within a Phase (See; “The CCC Contract”, below). The illustration below is indicative only of phased development of the Omagine Project and the December 1, 2015 date will now likely be pushed forward to a date on or before June 1, 2016.

The Immediate Post-DA Period

The Immediate Post-DA Period is the time period between the DA signing and the first Financing Agreement Date. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy (financed entirely by Omagine) greatly benefited LLC to date in many ways, among which are:

1.	the DA was Ratified by the Government;
2.	the UA was signed and registered with the Government;
3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;
4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;
5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;
6.	LLC booked OMR 276,666,667 of new equity which is also reflected in the Company’s consolidated financial statements;
7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;
8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;
9.	an independent third party update to our feasibility study was commissioned and completed;
10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;
11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;
12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;
13.	LLC’s strategic plan was completed;
14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master-planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;
15.	candidates for ten senior LLC executive positions have been recruited, interviewed and selected;
16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing;
17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred and these discussions and negotiations are ongoing with Chinese and U.S based banks since the onset of the above mentioned liquidity squeeze in GCC banks;
18.	Multiple drafts of the CCC Contract have been created and the final attempt to close this transaction is now underway after many delays, and
19.	several other contracts for mission-critical consultants are presently being prepared,
20.	parallel negotiations with two multi-billion dollar Chinese contractor / investors are underway and such talks require Project Finance for the Omagine Project to be included in any offer to LLC,
21.	CCC and LLC are presently negotiating a CCC Contract calling for CCC-Oman to provide a $10 million portion of its Deferred Cash Investment at the time of execution of the CCC Contract.

The execution of this LLC fast-track strategy during the Immediate Post-DA Period was meant to expedite the execution of the First Phase, which is now delayed for lack of the RCA and CCIC Deferred investments being made as originally contemplated by the Shareholder Agreement. The Immediate Post-DA Period is now essentially completed and the First Phase of development and construction of the Omagine Project is ready to begin. Shortly as soon as the necessary approximately $20 to $25 million of financing therefor is secured.

The CCC Contract

Descriptions of the draft CCC Contract as previously disclosed are no longer accurate or operative as we have now agreed to a management type General Contractor agreement with CCC-Oman based on a flat fee. We have not yet agreed all the details of this agreement and management is meeting in Athens from April 15, 2015 onward until such time as this draft is finalized.

If agreement is reached with CCC, management will proceed to London to meet with its lawyers for a final review; then present the draft to RCA for its consent and approval; and then return to Athens and/or Muscat to execute and sign the CCC Contract

Notwithstanding the foregoing and given our recent experience, management can give no assurance whatsoever at this time that the CCC Contract will in fact be signed at all. We will report further on these negotiations and developments with CCC as they unfold in the next few weeks.

If successfully agreed, the CCC Contract will be based on internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and will contain a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered.

Such a contract approach conceivably could have CCC perform as construction manager in addition to general contractor with liability for the quality and scheduled performance off all sub-contractors as is now under discussion. CCC would have the ability to be part of the tendering process for any Section of the project as described below but would not earn its flat fee for any such Section it actually constructed rather than managed.

LLC would manage the tendering and competitive process and would choose any of the subcontractors, however CCC would be responsible for managing such subcontractors. CCC regularly employs various subcontractors for its numerous projects and that approach for the Omagine Project under the CCC Contract would include such subcontractors for which there is an ample supply of qualified choices in Oman. CCC and LLC management remain willing partners - and foresee the conclusion of the CCC contract process in due course after which it will be presented to the LLC Shareholders for their consideration and expected approval. The CCC Contract is one of the cornerstone agreements for the Omagine Project and the many considerations are both complex and interconnected with investment considerations.

The CCC Contract will still call for the construction work required for the entire Omagine Project is sub-divided into Sections. Each Section will then be executed by a sub-contractor to CCC-Oman pursuant to the relevant written “Notice to Proceed” issued by LLC with respect to such Section. The Notice to Proceed for any Section contains the relevant design and specifications for the work comprising that Section as well as any Section specific instructions or information.

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

The First Phase, which includes among other things the construction activities to be enumerated in the Notice to Proceed for Lettered Section A of the CCC Contract (“Section A”), will require the approximately $25 million of financing which management planned to have been provided by the Al Rayan Bank Loan and the Deferred Cash Investments described above. This plan may now be modified by ongoing discussions with RCA and CCIC.

The amount that LLC will pay CCC-Oman for the construction of each Section by its sub-contractor will be individually negotiated and agreed per Section (an “Agreed Contract Amount”) prior to LLC issuing a written Notice to Proceed with respect to such Section. Each Agreed Contract Amount for a Section is subject to adjustment and finalization pursuant to the provisions of the CCC Contract into a final “Contract Price” after the relevant Section is completed.

The Agreed Contract Amount and final Contract Price for each Section is determined as follows:

         i.            For any Lettered Section, the Agreed Contract Amount is based on:

a.	the quantities of work, materials and activities specified in the relevant Notice to Proceed as being required for the completion of such Lettered Section, and

b.	the unit pricing for such work, material or activity as memorialized in the agreed Schedule of Rates (“SOR”) attached to the relevant Notice to Proceed., and the final Contract Price for Lettered Sections will be calculated by direct observation, re-measurement and counting by LLC’s Quantity Surveyor of the units of work, materials and/or activities actually utilized to complete such Lettered Section.

It is anticipated that several Lettered Sections will be under construction simultaneously and/or in rapid succession as the required Enabling Works are identified and executed. During the First Phase LLC will pay CCC-Oman for all Lettered Sections its sub-contractors undertake based on the relevant Notices to Proceed, the SOR and the BOM.

        ii.            For any Numbered Section, the Agreed Contract Amount is the lump-sum fixed price for such Numbered Section stated in the relevant Notice to Proceed and such Agreed Contract Amount is the final Contract Price for such Numbered Section absent any adjustment thereto pursuant to a written “Variation Order” issued by LLC.

As part of the masterplanning, we will develop a phasing program for the entire project and as the design and/or specifications of any Section is sufficiently completed such that LLC can put it out for competitive bidding it will do so and CCC-Oman will manage and oversee the work of the successful bidder who will be a sub-contractor to CCC-Oman.

CCC-Oman will only commence construction activities on Sections after the competitive bids therefore are examined and a contract award is made by LLC.

It is anticipated that several Sections will be under construction simultaneously in an overlapping manner as the various designs and specifications for the various Sections are sequentially completed. Construction on Sections will continue until the conclusion of all Permanent Works constituting the Omagine Project are completed.

Section A which is part of the First Phase is presently estimated to have an Agreed Contract Amount of approximately $6 million. Further Lettered Sections may be added to the First Phase depending upon the site conditions encountered and the availability of the necessary financing at the time.

LLC plans to maintain a robust control of the design of each Section through to completion. LLC’s intention is to have CCC-Oman work closely with LLC and its masterplanner and architects to ensure that CCC’s constructability and value engineering advice are integrated into the final design for each Section.

Development Phases / Construction Sections / The Financing Agreement Date / The Deferred Cash Investments

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions (including possibly the Al Rayan Bank Loan) will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement. Until such other Financing Agreements are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. Each such further Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of Project Finance whether from banks, financial institutions or from Syndicated Bank Financing will each be likely memorialized by a separate Financing Agreement. The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”.

The earlier the Financing Agreement Date occurs, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this has now been complicated by present economic conditions in the MENA Region. (See: “The Present State of Affairs – An Overview”, above.) These anticipated early benefits to the Omagine Project are now unlikely to occur until the Deferred Investment question is resolved with CCIC – and even then the present liquidity squeeze in GCC banks which didn’t exist a year ago will likely have a negative impact on our Project Finance efforts.

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

No assurance however can be given at this time as to whether the Company will be successful in arranging either Equity Sales or Debt Facilities or in closing the Al Rayan Bank Loan until such events actually happen.

Any reference in this report to a term or condition of the Development Agreement, the Usufruct Agreement and/or the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the full texts of such agreements. The full text of the Development Agreement is attached hereto as Exhibits 10.7 and 99.1. The full text of the Usufruct Agreement is attached hereto as Exhibits 10.8 and 99.2. The full text of the Shareholder Agreement is attached hereto as Exhibit 10.6.

The First Phase

The First Phase of the development and construction of the Omagine Project (including Lettered Section A) is presently budgeted at approximately $24 million and was ready to begin utilizing the Masraf Al Rayan loan but now must wait until adequate funding to finance this First Phase becomes available to LLC. In addition to the Section A construction activities, the First Phase includes the execution over the 10 to 12 months after its inception of the masterplan, design, engineering, administrative, marketing, and temporary and permanent construction work necessary for vertical construction to begin on Numbered Section 1.

Architectural, design and engineering activities are planned to continue over the next several years after inception of Phase One as the phased development of the project unfolds. The construction of the Permanent Works is expected to accelerate (provided adequate project financing therefor is available to LLC) as Notices to Proceed are issued for the construction of overlapping Numbered Sections following the sequential completion of the design work for such Numbered Sections.

Our present budget (subject to modification as required) for the First Phase of the development and construction of the Omagine Project is as follows:

Omagine Project – First Phase (including Section A)
First 12 Months of Development & Construction Operations – Cash Outflows in USD
Description – Task	Annual
Executive & Financial Management	$827,750
Design, Engineering, Planning	$9,006,985
Construction Activities & Support Services	$5,519,867
Technology & Process Solutions (ERP)	$1,568,750
Sales & Marketing:	$4,154,754
Administrative & Support Services	$2,061,755
12 Month Total	$23,139,861

The approximately 12 month First Phase was planned and expected to begin in January 2016 but was delayed because of present economic conditions in the MENA Region. (See: “The Present State of Affairs – An Overview”, above.). During Phase One we plan to execute Section A and most probably additional Lettered Sections and LLC’s engineers, architects and designers will undertake the masterplanning, engineering and architectural design work for the Omagine Project (the “Design Work”). At the conclusion of the First Phase, the finished design for Numbered Section 1 is expected to be completed. Undertaking the First Phase is contingent upon the availability to LLC of the necessary project financing to do so, which as of the date hereof, has been definitively arranged with the Masraf Al Rayan Loan but such loan has not been accessed due to the present economic conditions in the MENA Region. (See: “The Present State of Affairs – An Overview”, above.).

Masterplanning / Equity Sales / Debt Facilities / Project Financing

The masterplanning of the Omagine Project is planned to occur during the First Phase. It is presently planned that as part of the First Phase - and in parallel with the masterplanning effort - that we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

The preliminary master plan along with the various studies and our fleshed-out business plan (which in turn is informed by our now completed Strategic Plan) is expected to be utilized by the financial adviser to drive the Syndicated Bank Financing effort. In the event we come to an agreement with one of the Chinese contractors with whom we are presently in negotiations, it is expected that they will lead the Project Finance effort to a conclusion. We expect therefore to defer engaging the financial adviser until we are approximately 50% finished with the master planning effort. Management continues to meet regularly with a number of banks and financial institutions seeking to act as LLC’s financial adviser (“Financial Adviser”). Our Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Numbered Sections (and probably some of the Lettered Sections) to be constructed subsequent to Section A.

During the masterplanning process, exact sizes, shapes and placement of the various project elements (residential, hotels, entertainment, landscape, etc.) are determined and as the master plan evolves and takes shape, the various follow-on Numbered Sections of development and construction will also naturally evolve. Simultaneously with these processes, the Financial Adviser will be updating the Omagine Project’s financial model to reflect the precise and final constituent project elements along with their projected costs and associated projected revenue streams. Finally, all of the foregoing data and other marketing, sales and strategic planning studies created by or on behalf of LLC are assembled into an “LLC Business Plan”. With the LLC Business Plan in hand and with the LLC Financial Adviser in the lead, LLC and the Financial Adviser and other select consultants set about the business of making final presentations to the various banks, with which we are now and will continue to be in touch, with the objective of arranging the Syndicated Bank Financing. If we contract with one of the two Chinese contractors we expect that much of the foregoing presentation work will be undertaken by them in China with our assistance and cooperation.

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by Omagine and/or LLC (“Equity Sales”), or (ii) debt facilities with banks (including the Qatari Bank), financial institutions or other persons (including the Al Rayan Bank Loan and/or loans from Omagine to LLC) or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing or Project Finance, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing and Project Finance necessary over time to execute the development of the Omagine Project.

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors interested in becoming shareholders of LLC, including sovereign funds, investment funds and high net-worth individuals from Europe , China, and several MENA Region countries, and

ii.	with respect to Omagine Equity Sales, with investment funds and high net-worth investors in the U.S., Europe and the MENA Region interested in becoming shareholders of Omagine, and

iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks (including the Qatari Bank with which we are discussing the Al Rayan Bank Loan) and other potential investors (including Omagine) in the U.S., Europe, the GCC countries and Oman, and

iv.	with respect to Syndicated Bank Financing, with major local, regional and international banks in Oman and the GCC (including the Qatari Bank with which we are discussing the Al Rayan Bank Loan) at which there appeared to be a significant amount of banking liquidity in 2015, but at which presently the banking liquidity levels are under severe pressure as a result of the worldwide depressed pricing for crude oil and resulting decrease in deposits into these banks by governments. Similarly the large appetite we witnessed in 2015 at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC appears to have cooled in 2016.

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

LLC and CCC management and financial executives have held numerous meetings and discussions over the past several months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Bank Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Bank Financing requirements will be approximately $350 to $400 million during the development cycle of the Omagine Project. LLC management is also working closely with two Chinese contractors in an effort to assist them in securing the necessary Project Finance from Chinese banks for the Omagine Project.

The process of obtaining project financing (including the Al Rayan Bank Loan and Syndicated Bank Financing) is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases. With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional and international banks outside of Oman in this regard.

The DA addresses this matter in considerable length and clearly contemplates that LLC - as the registered owner of the Land Rights will be granting a security interest in its Land Rights to banks and lenders to the project. The DA further obliges the Government - as the registered owner of the land - to consent to any such grant of a security interest by LLC. (See: Exhibits 10.7 and 99.1, and Clause 22 of the DA - Lenders Security Interests). The DA states in relevant part:

“… the Government shall enter into Direct Agreements with Lenders acknowledging their rights by way of Security Interests over certain assets of the Project Company including an assignment to the Lenders of the Development Agreement, the Usufruct Agreement, other related agreements, and the Project Assets …” (See: Exhibits 10.7 and 99.1, Schedule 20 to the DA - Principles of Direct Agreement).

The major Omani banks with which LLC management has met - and with whom we continue to meet and update - have indicated that LLC’s Land Rights will be considered by such Omani banks as collateral to support bank financing debt facilities for the Project Finance for the Omagine Project but other non-Omani regional and international banks have been less forthcoming with definitive answers until they see more details about the nature and extent of LLC’s Land Rights.

LLC management is presently confident that the OMR 276,666,667 ($718,614,000) value of its Land Rights will be considered by the Omani banks as collateral for the Syndicated Bank Financing for the Omagine Project but it is unclear at this early stage whether or not banks other than Omani banks will do likewise. Notwithstanding the foregoing statement however, it is not possible at this time to predict with certainty what future events may alter LLC’s present assessment of its ability to use its Land Rights to collateralize any bank debt financing including any Syndicated Bank Financing.

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

The sale of residential and commercial properties are a large revenue driver supporting Omagine LLC's internal financial projections. The increase over the last several years in the value of the land constituting the Omagine Site has had a positive effect on projected revenue at LLC and on the OMR 276,666,667 average valuation of the Land Rights.

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

Furthermore, Land Price Payments to the Government are not due or owing from LLC until such time as LLC legally transfers the freehold title to land to a purchaser at the time of the closing of the sale of such land. Such closings will only occur after LLC has received final payment of the relevant sales contract amount from the purchaser. LLC’s financing profile is therefore further enhanced since it is not obligated to make any Land Price Payments to the Government until after it has already received 100% of the contracted sales price amount from the relevant purchaser at the closing when the freehold title to such land and property is transferred to the purchaser.

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and recorded in LLC’s and the Company’s financial statements. If and when the Conditions Precedent are satisfied, the Company will experience another substantial increase in capital when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC) of the approximately $69 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

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

Although the Company is expected to generate revenue in the medium term as LLC (i) begins reimbursing Omagine for its Pre-Development Expenses and (ii) begins paying the Success Fee installments to Omagine (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses” and “Success Fee” above), the Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The development and construction of the First Phase of the Omagine Project was expected to begin in January 2016 but has been delayed as a result of the delays encountered due to present economic conditions in the MENA Region. (See: “The Present State of Affairs – An Overview”, above.).

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

The amount of Syndicated Bank Financing owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any additional Equity Sales, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real estate to third parties. The capital of LLC, proceeds from Equity Sales if any, Syndicated Bank Financing and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

The maximum amount of such Syndicated Bank Financing presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $350 million and $400 million. LLC intends to explore the possibilities for selling bonds to investors as an alternate source or replacement for some or all of its expected Syndicated Bank Financing requirements.

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, virtually all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. These discussions will be advanced further and continued by LLC’s designated Financial Adviser. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. Management is actively pursuing an arrangement with two large Chinese contractors whereby such contractors will be the contractor for the project and arrange the Project Finance for the Omagine Project. These discussions are ongoing and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

“The Government recognizes that the Project Company intends to raise limited recourse financing in relation to the Project and that Lenders may expect to be afforded certain rights in relation to it. Accordingly, the Project Company will by or before the completion of twelve (12) months from the Execution Date [now the Operative Date of July 1, 2015; see Exhibits 10.7, 99.1, 10.8 and 99.2] enter into a written term sheet with the Lenders for the financing of the First Phase, any other phase or all of the Project (a “Term Sheet”). If the Project Company has not delivered a copy of such Term Sheet to the Government by or before the expiry of the twelve (12) month period referred to above, this Development Agreement then shall have no further effect.” (See Exhibits 10.7 and 99.1).

The condition referred to above was fulfilled on November 9, 2015 when LLC entered into a written term sheet with Masraf Al Rayan with respect to the financing of the First Phase of the Omagine Project.

MENA Region banks and financial institutions continue to maintain adequate levels of liquidity but the rapid fall in world oil prices is a challenge to those banks whose liquidity relies to a great deal on government deposits resulting from the sale of crude oil. The project financing environment in Oman and the MENA Region continues to remain cautious after the 2009/2010 worldwide bank liquidity problems and the Eurozone debt crisis and now more recently after the rapid decline of worldwide oil prices which led to the rapid decline of bank deposits being received from governments. LLC management has met recently with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is now cautiously optimistic (and less confident then it had been before the 2015 sudden drop in oil prices) that LLC and its yet to be designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers and banks with whom it has recently met concur that there is currently still a reasonable degree of liquidity and appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. Most such persons and institutions however are more cautious then they were a year ago because of the recent rapid fall in oil prices and the continuation of the unsettled military activities ongoing in Syria, Iraq, Yemen and Libya.

No assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing, including Syndicated Bank Financing, required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

During 2014 and 2015 the worldwide market price for crude oil experienced significant declines from over $100 per barrel to approximately $60 a barrel and such prices have further declined to under $40 a barrel range but have dipped to the lower $30 per barrel range over the last few months. This has had a negative effect on market sentiment and results in Oman and the GCC. All GCC nations, including Oman, rely on crude oil sales for a majority of their governmental income. Reduced revenue from crude oil sales result in reduced deposits at major banks utilized by the Government and may result in lower Government employment and infrastructure spending. These conditions, should they occur, could cause a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable and are expected to improve in 2017 relative to expected performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. From a timing perspective, LLC plans to now launch residential and commercial sales at the Omagine Project approximately six to nine months after starting the First Phase including intense design, marketing and construction activities. It is uncertain at this date when the First Phase will begin.

Trends in the Omani market during the past few years have indicated a reduced presence of speculative buyers and a reduced consumer appetite for pre-sales of residence units (“off-plan” sales) as buyers now frequently demand a finished product before entering into sales contracts with developers. Although, many societal disorders, military activities and terrorism continue in other parts of the MENA Region, as long as the politically stable and quite safe conditions existing at present in Oman persist then, market conditions should favorably impact LLC’s future operations.

Nearby Dubai is experiencing softness in its residential sales and leasing market but in general Dubai’s economy (a regional barometer) remains robust. Raw material and labor prices remain somewhat volatile in Oman, having recently experienced both downward and upward swings during the first 3 months of 2016.

In Iraq, Syria, Yemen and Libya, among other countries, daily violent military clashes and terrorism are now commonplace. Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability and leadership succession seems to have abated and His Majesty has recently returned to Oman from a medical checkup in Germany and is seen to be actively managing state affairs.

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

Nearby Dubai leads the way for the Gulf tourism market and this is likely to be the case for the foreseeable future, given its existing visitor market, attractions, its impressive future capital development and marketing investment programs, and especially given its recent selection as the host for EXPO 2020 which is expected to attract over 25 million visitors.

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

The anticipated launch date for residential and commercial sales is presently planned to begin approximately six to nine months after starting the First Phase (which is dependent upon the availability of the necessary financing to do so). Management expects that the continuing stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have remained stable during 2015 and as of the date of this report. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent robust, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is brisk. The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

The DA stipulates the obligation of the Government to issue such Licenses and Permits as may be required for the development of the Omagine Project, including but not limited to issuing an Integrated Tourism Complex License (“ITC License”) designating the Omagine Project as an ITC. On June 26, 2014, the Government issued an ITC License to LLC designating the Omagine Project as an ITC.

Non-Omani persons (including expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC. Because it is now licensed as an ITC, the land, residences and commercial properties within the Omagine Project may be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land, residences and commercial properties may be transferred to such buyers. Residences in ITCs are viewed to be highly desirable by purchasers (by both investors and owner-occupiers) and ITC residences therefore enjoy a premium selling price relative to non-ITC residences. Purchasers of residences within Omagine (or any ITC) are entitled by Omani Law to be issued a resident visa (for themselves and their immediate family).

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

Pursuant to the DA and UA, LLC will pay the Government OMR 25 ($65) per square meter for the Project Land it sells to third party purchasers. The average valuation for the Land Rights (net of such Land Price) is OMR 276,666,667 ($718,614,000) (See: “The Land Rights”, above).

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from Omagine via the payment of all Post-DA Pre-Development Expenses and the early investment of 100% of the OMAG Deferred Investment, LLC has during the Immediate Post-DA Period undertaken many critical tasks as indicated above (See: “The Immediate Post-DA Period”), but for LLC to fully accomplish its fast-track development strategy and undertake and finance the First Phase, it will have to close the Al Rayan Bank Loan or an Equity Sale or Debt Facility transaction (or a combination thereof). The failure to date to accomplish this financing goal has delayed the First Phase and most importantly, the masterplanning process.

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

Subject to the approval of its shareholders and to negotiating and agreeing the CCC Contract, LLC presently still intends to hire CCC-Oman as the General Contractor / Construction Manager for the construction of the Omagine Project (See: “The CCC Contract”, above). CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project.

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

Management has identified several key personnel whom we plan to appoint to executive positions with Omagine LLC in Oman subsequent to the closing of either the Al Rayan Bank Loan or other suitable financial arrangements with the Omagine LLC shareholders. Frank Drohan, who is Omagine's president and the Managing Director of LLC, has over 30 years of experience doing business across most of the MENA Region and is familiar with the cultural and business environment of the MENA Region. In addition, Mr. Sam Hamdan, who is Omagine’s primary strategic consultant and the Deputy Managing Director of LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English.

Although several of LLC's competitors have well established businesses and brand reputations, management believes that LLC's advantages are (i) the DA has been signed by LLC and signed and ratified by the Government of Oman, (ii) the uniqueness of the Omagine Project is particularly attractive to the Government, (iii) Omagine's and LLC's senior management have established strong and trusting relationships with the relevant Government officials and with LLC’s partners RCA and CCIC, (iv) LLC’s intention to engage world class architects, designers, real estate advisers and Financial Advisers; and (v) the Shareholder Agreement, which strongly demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project (although present economic conditions in the MENA Region cuts against this advantage). Company management believes LLC can successfully compete in this marketplace through a combination of unique development concepts, the recruitment of experienced and capable executive management for Omagine LLC in Oman, effective relationship management, highly experienced and well regarded financial and real estate advisers, and the utilization of highly professional, competent and experienced contractors, sub-contractors and consultants who are well known to the Government.

Manufacturing and Production

The Company does not engage in any manufacturing activities.

LLC has land under development valued at 276,666,667 Omani Rials. The Company has recorded this land under development in its financial statements at $718,614,000 (based on a $2.5974 per 1 Omani Rial exchange rate) and the Company has allocated this amount as follows: 188,963,334 Omani Rials ($490,813,363) to inventory; and 87,703,333 Omani Rials ($227,800,637) to property. As the Omagine Project unfolds we presently expect that LLC will develop such land into an inventory of residential properties held for sale to third parties and into commercial properties which LLC will own, operate and/or lease.

Patents, Copyrights and Trademarks

It is presently intended that either LLC or Omagine will own (either outright or by assignment) the copyrights to all the material documents, designs and drawings produced and/or executed in relation to the Omagine Project by its employees and/or independent designers, architects and consultants.

Omagine has filed trademark applications with the United States Patent and Trademark Office ("USPTO") for the mark OMAGINE and six related marks (collectively, the "Marks"). Omagine has also filed trademark applications for the Marks in Oman and Kuwait within the applicable time periods required.

The Mark OMAGINE and three of the six related Marks have each been issued a Certificate of Registration from the USPTO and are now officially registered Marks in the United States (the “Registered Marks”).

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

Under USPTO rules continuous commercial use of the Registered Marks over the previous five year period were required to maintain valid registrations for such Registered Marks. The Registered Marks were not continuously used and therefore such Registered Marks will not be maintained by the USPTO. Ownership in the Registered Marks remain of interest to Omagine and, depending on future circumstances, the Company may file new trademark applications for the Marks to again become Registered Marks.

Trademark applications for the OMAGINE Mark and eight related Marks were filed in Oman and all were issued Certificates of Registration in Oman. As of the date hereof all registrations for the Oman Marks remain valid and in force. The Mark OMAGINE has been issued a Registration Certificate from the Patent and Trademark Department of the Ministry of Commerce & Industry in Kuwait and such Kuwait registration remains valid and in force as of the date hereof.

Governmental Regulation

LLC expects that it will require several Omani governmental licenses, permits and approvals for its services and products during the development, construction and operation of the Omagine Project (collectively, “Licenses and Permits”). The obligation of the Government of Oman to issue all such Licenses and Permits as may be required is specifically detailed in the DA (See: Exhibits 10.7 and 99.1). The Government of Oman has issued an ITC License to LLC for its Omagine Project (See: “Business - Sales and Marketing”, above).

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

Employees, Consultants and Employment Benefits

As of the date hereof, we have five employees and ten consultants. We presently plan to hire seven of such consultants as full time employees of Omagine or LLC subsequent to the closing of the Al Rayan Bank Loan. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees and consultants to be good. Subsequent to the closing of the Al Rayan Bank Loan or other suitable financial arrangements with the Omagine LLC shareholders, Omagine intends to significantly increase the number of its full time employees. (See: "Executive Compensation" – “Employment Benefits”).

Notwithstanding anything to the contrary contained herein, no assurances can be given at this time that the Al Rayan Bank Loan will be closed; or that other suitable financial arrangements with the Omagine LLC shareholders can be arranged; or the anticipated revenues from the Omagine Project will actually occur.

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

Risk Factors Related to Our Company and Our Business

To fully develop our business plan we will need additional financing.

Omagine LLC will have to secure approximately $25 million in financing to carry out the First Phase and thereafter will have to secure approximately $350 million of Project Finance over time to finance the construction of the Omagine Project. As of the date hereof, neither of these 2 issues have been resolved. Bank liquidity and the availability of Project Finance in the GCC have been materially negatively affected by the recent dramatic drop in the price of crude oil during 2014 and 2015 which caused a likewise dramatic drop in government deposits with local banks. This liquidity squeeze on the MENA Region Banks has been further exacerbated by greatly increased government borrowings from such banks in order to finance large and often unexpected government budget deficits. These increased government borrowing levels utilize large portions of the banks’ lending capacity; tending to crowd out lending for private companies that the banks might otherwise do. No assurance can be given at this time therefore that the LLC financing requirements can or will be arranged.

Although some of our Tempest Warrants (as hereinafter defined) have been exercised, it is impossible to predict if any of our remaining outstanding Common Stock purchase warrants (“Warrants”) will ever be exercised. In the near term, we expect to continue to rely principally upon financing received from proceeds of sales of Common Shares made pursuant to private placements, the 2014 SEDA and the possible exercise of Warrants. For the past several years we have relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the “Prior SEDAs” (as those terms are hereinafter defined) as well as from sales of restricted Common Shares made pursuant to private placements and to the exercise of Tempest Warrants. We cannot guarantee the success of this plan. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. It is impossible to predict if any more of our Warrants will ever be exercised. Omagine believes that there is virtually no probability that any “Strategic Warrants” (as hereinafter defined) will be exercised unless our Common Shares trade at a market price materially above the relevant exercise prices of the Strategic Warrants. (See: “Description of Preferred Stock”, “Warrants” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”).

We have no history of profitability from the development of real estate and we have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have dedicated the vast majority of our financial resources over the past many years toward the effort to conclude the DA with the Government of Oman. The DA is now signed but we encountered numerous delays prior to its signing and as a result we have incurred significant losses over the past few years, including net losses of $5,673,293 for the fiscal year ended December 31, 2015; $5,160,960 for the fiscal year ended December 31, 2014; and $2,640,590 for the fiscal year ended December 31, 2013, primarily due to an absence of revenue due to delays during those periods in the start of development of the Omagine Project and to incurring other expenses associated with the design, development and promotion of the Omagine Project as well as significant non-cash expenses related to stock options. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Liquidity and Capital Resources”). We expect to continue to incur such losses and expenses over the near term as a result of financing LLC’s operations. Until LLC either closes the Al Rayan Bank Loan or makes other suitable financial arrangements with CCIC and RCA, this will adversely impact our overall financial performance and results of operations. The Omagine Project may never result in a profit to Omagine. Sales of our proposed real estate development properties, and income, if any, from the Omagine Project may never generate sufficient revenues to fund our continuing operations. We cannot assure you that we will be profitable in the near term or at all.

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

While our 2015 audited financial statements assume we will continue our operations on a going concern basis, the opinion of our independent auditors in our 2014 financial statements contained an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The opinion of our independent auditors in our 2015 audited financial statements included in this report does not contain any expression of concern about our ability to continue as a going concern. The opinion of our independent auditors in our 2014 audited financial statements contained a paragraph stating that as of the date of such opinion there was substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to such 2014 audited financial statements, Omagine's then present financial situation raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter were also described in Note 2 and such 2014 audited financial statements were prepared under the assumption that we would continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our 2014 audited financial statements did not include any adjustments that might have been necessary if we are unable to continue as a going concern. (See: “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”). If we sustain unanticipated losses and we cannot continue as a going concern, our shareholders may lose all of their investment in Omagine.

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

Our success is dependent upon the skill and decision making ability of our directors and executive officers, who are Frank J. Drohan, Charles P. Kuczynski, Louis J. Lombardo, Jack A. Smith, Alan M. Matus, William Hanley and Sam Hamdan. The loss of any or all of these individuals could have a material adverse impact on our operations. We do not presently have a written employment agreement with any of our officers or directors (See: “Executive Compensation – Employment Agreements”). We have not obtained key man life insurance on the lives of any of these individuals. Our success depends in large part on our ability to attract and retain key people and consultants. If we are not able to retain and recruit qualified personnel, which we require now and will require in the future to conduct our and LLC’s ongoing operations, our business and our ability to successfully implement our business plan could be adversely affected.

We will rely on dividends from LLC for most of our revenue.

Because we are a holding company with no significant operations other than the operations of our 60% owned subsidiary, LLC, we will depend upon dividends from LLC for a substantial portion of our future revenues. LLC has generated no revenue to date and we do not anticipate that LLC will be in a position to pay dividends until after the development of the Omagine Project, which is presently been delayed, is well underway.

We are subject to risks associated with investments in real estate.

The value of our proposed properties and our projected income therefrom may decline due to developments that adversely affect real estate generally and those that are specific to our proposed properties. General factors that may adversely affect our potential real estate holdings include:

●	a decline in the world price for crude oil

●	increases in interest rates;

●	adverse changes in foreign exchange rates;

●	a decline in prevailing rental rates for the properties we intend to own and lease;

●	a general tightening of the availability of credit and project financing facilities;

●	a decline in economic conditions in Oman;

●	an increase in competition for customers or a decrease in demand by customers for the residential and commercial properties we plan to develop and offer for sale;

●	a decline in prevailing sales prices for the properties we intend to develop and offer for sale;

●	an increase in supply in Oman of property types similar to those proposed to be developed by us;

●	declines in consumer spending during an economic recession or recovery from an economic recession that adversely affect our revenue; and

●	the adoption by the relevant government authorities in Oman of more restrictive laws and governmental regulations, including more restrictive zoning, labor, visa, licensing, land use, building or environmental regulations or increased real estate taxes.

Additional factors may adversely affect the value of our proposed properties and our projected income therefrom, including:

●	adverse changes in the perceptions of prospective purchasers or users of the attractiveness of the properties proposed to be developed by us;

●	opposition from local community or political groups with respect to development or construction at a particular site;

●	a change in existing comprehensive zoning plans or zoning or environmental or business licensing regulations that impose additional restrictions on use or requirements with respect to the properties proposed to be developed by us;

●	our inability to provide adequate management and maintenance or to obtain adequate insurance for the properties proposed to be developed by us;

●	an increase in operating costs;

●	new development of a competitor's property in close proximity to the Omagine Project;

●	earthquakes, floods or underinsured or uninsured natural disasters; and

●	terrorism, political instability or civil unrest in Oman or the MENA Region.

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

The performance of Oman’s economy will greatly affect the values of the properties proposed to be developed by us and consequently our prospects for sales and revenue growth. The Oman economy is heavily influenced by the prices of crude oil and natural gas which are Oman’s main export products and sources of revenue. Fluctuations in the international price of crude oil directly affect Oman’s revenue and budget considerations. The price of crude oil has fallen substantially since the last quarter of 2014 and through the date hereof (from over $100 per barrel to less than $40 per barrel) and this has put significant pressure on Oman’s (and MENA region countries’) budgetary and fiscal policies. A decrease in government supported projects and employment because of budget cuts or otherwise could adversely affect the economy in Oman.

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

The recent and ongoing civil and political unrest in the MENA Region, the U.S. and NATO military interventions in Iraq, Afghanistan and Libya, the terrorist attacks in the U.S., Europe and the MENA Region, and the potential for additional future terrorist acts and civil and/or political unrest in Syria and Yemen have created economic, political and social uncertainties that could materially and adversely affect our business. Further acts of civil and/or political unrest or terrorism could be directed against the U,S. or Oman either domestically or abroad. These acts of terrorism or civil unrest could be directed against properties and personnel of American companies that work abroad, particularly companies such as ours that operate in the MENA Region. Civil and/or political unrest, terrorism, war, political considerations, and/or military developments may materially and adversely affect our business and profitability and the prices of our Common Stock in ways that we cannot predict at this time.

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

While our Common Stock currently trades on the OTCQB, the market for our Common Shares is limited and sporadic. We cannot assure that such market will improve in the future, even if our Common Stock is ever listed on a national stock exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market for our Common Stock does develop, the price may be highly volatile. The factors which we have discussed in this document, including the history of delays in getting the DA signed, recent delays in starting the First Phase for lack of financing and the sudden and sharp drop in the international price for crude oil may have a significant impact on the market price of our Common Shares. The relatively low price of our Common Shares may keep many brokerage firms from engaging in transactions in our Common Stock.

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

Our management collectively beneficially owns approximately 29.8% of our Common Stock and this concentration of ownership may have the effect of preventing a change in control.

Assuming their ownership of the Common Shares underlying unexercised Stock Options and Strategic Warrants, our officers and directors collectively beneficially own approximately twenty nine and eight-tenths percent (29.8%) of our Common Shares, and if Common Shares underlying 1,440,000 Stock Appreciation Rights held by officers and directors were presently “in the money” and calculable, the officer and director collective beneficial ownership of our Common Shares would be greater than 29.8%. (See: “Security Ownership of Certain Beneficial Owners and Management”). As a result, if our officers and directors act in concert, they will have the ability by virtue of their voting power to exercise substantial influence over our business with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of Common Share ownership may have the effect of discouraging, delaying or preventing a change in control of Omagine.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its corporate office at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by the Company under a month to month lease. Omagine LLC leases office space in Muscat, Oman under a renewable lease expiring June 30, 2016.

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

Quarter Ended	High	Low
3/31/2014	$1.90	$1.79
6/30/2014	$1.50	$1.50
9/30/2014	$1.64	$1.29
12/31/2014	$2.55	$2.52

3/31/2015	$2.99	$1.65
6/30/2015	$2.50	$1.20
9/30/2015	$3.09	$1.45
12/31/2015	$1.88	$1.21

At April 13, 2016, Omagine, Inc. had 19,744,034 shares of its Common Stock issued and outstanding, and there were approximately 1,119 holders of such Common Stock.

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

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Omagine Inc. Stock Option Plan (the “2003 Plan”). The Company has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8 and on September 12, 2012, Omagine filed a post-effective amendment to the S-8 Registration. At December 31, 2015, there were 2,283,000 unexpired options (“Stock Options”) issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date.

The following table summarizes information as of the close of business on December 31, 2015 with respect to unexpired and unexercised Stock Options issued under the 2003 Plan.

Equity Compensation 2003 Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2003 Plan)	2,283,000	$1.73	0

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	2,283,000	$1.73	-0-

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. (See: Exhibit 10.33). The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“SARs”). The Amended Omagine, Inc. 2014 Stock Option Plan (“Amended 2014 Plan”) is attached hereto as Exhibit 10.34.

The Company intends to seek its shareholders’ ratification of the adoption by the Company of the Amended 2014 Plan. The Amended 2014 Plan is explained further below in Part III, Item 11 of this report under the heading “Equity Compensation Plan Information” and in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2015. As of the date hereof, 990,000 Stock Options have been issued under the 2014 Plan.

Equity Compensation Amended 2014 Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2014 Plan)	0	$-	0

Equity compensation plans not approved by shareholders	990,000	2.52	-0-

Total	990,000	$2.52	-0-

Both the 2003 Plan and the 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

At December 31, 2015, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or exercise date. At December 31, 2015, there were 990,000 unexpired Stock Options and 1,455,000 SARs issued but unexercised under the Amended 2014 Plan of which 950,000 are Strategic Options. As of December 31, 2015, an aggregate of 3,273,000 Stock Options are issued and outstanding among the 2003 Plan and the Amended 2014 Plan of which 2,915,000 are Strategic Options.

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

On January 15, 2016, Omagine contributed 61,001 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 15, 2016, Omagine issued 38,462 restricted Common Shares valued at $50,000 to each of the Corporation’s three independent directors based on the $1.30 closing price of the Corporation’s Common Stock on December 31, 2015.

On April 5, 2016, the president of the Company purchased 56,000 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016.

On April 6, 2016, three independent directors of the Company each purchased 27,778 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased. The aggregate purchase price was $75,000.

On April 12, 2016, the Company sold 700,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $504,000.

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

On August 15, 2014, pursuant to the exercise of 240,000 Tempest Warrants at $1.40 per share, Omagine sold 240,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds $336,000.

On October 2, 2014, pursuant to the exercise of 250,000 Tempest Warrants at $1.31 per share, Omagine sold 250,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds $327,500.

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

On January 15, 2013, Omagine contributed an aggregate of 55,253 restricted Common Shares valued at $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

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

On August 30, 2013, Omagine paid a vendor for services rendered and to be rendered by issuing such vendor 30,000 restricted Common Shares valued at $29,520.

On September 5, 2013, Omagine paid a consultant for services rendered by issuing such consultant 5,000 restricted Common Shares valued at $5,330.

On September 11, 2013 pursuant to the SEDA, Omagine sold 9,686 Common Shares to YA for proceeds of $10,000.

On September 19, 2013, Omagine paid a vendor for services rendered by issuing such vendor 10,000 restricted Common Shares valued at $9,020. Pursuant to a settlement agreement dated September 2, 2014, such 10,000 shares were returned to the Company by such vendor and cancelled and returned to authorized but unissued status.

On October 15, 2013 pursuant to the SEDA, Omagine sold 10,371 Common Shares to YA for proceeds of $10,000.

On November 26, 2013 pursuant to the SEDA, Omagine sold 16,754 Common Shares to YA for proceeds of $15,000.

On December 18, 2013 pursuant to the SEDA, Omagine sold 18,277 Common Shares to YA for proceeds of $15,000.

On December 24, 2013, Omagine paid a consultant for services rendered by issuing such consultant 19,988 restricted Common Shares valued at $18,189.

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2015.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6. Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the Company's business activities during fiscal years 2015 and 2014.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during the Omagine Project’s planned multiple sales releases during 2017 will be at least equal to the prices that are presently budgeted by LLC.

Critical Accounting Policies

Our financial statements attached hereto for the fiscal years 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The fiscal year 2015 financial statements have been audited by Omagine’s independent certified public accountants. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Actual results as determined at a later date could differ from those estimates. In recording 276,666,667 Omani Rials ($718,614,000 based on a $2.5974 per 1 Omani Rial exchange rate) in the Company’s consolidated financial statements as the non-cash value of Land Rights (as defined below) purchased by LLC from an LLC Shareholder in consideration for the issuance to such shareholder of 663,750 Omagine LLC shares (“LLC Shares”), management has relied to a great extent upon the written valuation reports of three expert land valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such non-cash value to inventory and land under development, management has relied to a great extent upon the written report of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to be used to record such non-cash value in LLC’s financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Land Rights - The Company’s consolidated financial statement for the year ended December 31, 2015 reflects 276,666,667 Omani Rials ($718,614,000 based on a $2.5974 per 1 Omani Rial exchange rate) of land under development which the Company has allocated as follows: 188,963,334 Omani Rials ($490,813,363 based on a $2.5974 per 1 Omani Rial exchange rate) to inventory; and 87,703,333 Omani Rials ($227,800,637 based on a $2.5974 per 1 Omani Rial exchange rate) to property. This land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder subscribed for 663,750 LLC Shares at a purchase price equal to that amount of Omani Rials determined to be the value of the usufruct rights over one million square meters of beachfront land (the “Land Rights”). The Land Rights are extensive and they include the right to sell such land on a freehold basis (See: Exhibit 10.7). Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by the Royal Institution of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Land Rights valuations was OMR 276,666,667. See: Exhibits 99.4, 99.5 and 99.6.

LLC engaged the services of an expert IFRS accounting consultant, PricewaterhouseCoopers LLP (“PwC”), to definitively determine the correct method of recording the OMR 276,666,667 average value of its Land Rights in its IFRS compliant financial statements. After receiving PwC’s written report, LLC then consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) and received Deloitte’s written report agreeing with the PwC analysis. Both PwC and Deloitte have concluded that the Land Rights are to be recorded as capital, work-in-process (inventory) and land on LLC’s financial statements. The Company’s independent auditor in the U.S. has likewise concurred that with respect to the Company’s consolidated financial statements prepared pursuant to US GAAP, that the Land Rights should be recorded as capital, inventory and land.

In determining the proper amounts to be allocated to inventory and to land, LLC calculated the percentage (x) by dividing (y) the area of the land LLC presently plans definitively to sell, by (z) the total area of the Project Land, and then multiplying that percentage (x) by 276,666,667 Omani Rials to get the number (N) for inventory. The amount to be allocated to property was then calculated by subtracting N from 276,666,667 Omani Rials. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number (N) equal to 188,963,334 Omani Rials ($490,813,363 based on based on a $2.5974 per 1 Omani Rial exchange rate) and the property number equal to 87,703,333 Omani Rials ($227,800,637 based on a $2.5974 per 1 Omani Rial exchange rate). In its consolidated financial statements therefore, the Company has allocated the value of the Land Rights between (i) land under development which is held for sale (inventory), and (ii) land under development which is held for investment (PP&E). As more precise land use percentages emerge during and after the masterplanning and construction of the Omagine Project, the percentage allocations for the value of the Land Rights may be reclassified to distinguish between the land underlying properties that we will own and operate and those which we will own and lease.

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

Foreign Exchange Rates – The Omani Rial is pegged to the U.S. Dollar and as such its value relative to the U.S. Dollar normally exhibits very minimal fluctuation between approximately $2.597 and $2.60 U.S. Dollars to 1 Omani Rial. In its initial recording of the Land Rights in its September 30, 2015 consolidated financial statement, the Company utilized the exchange rate of $2.5974 U.S. Dollars to 1 Omani Rial which was based on the July 7, 2015 XE Currency Converter. For presentation purposes subsequent to September 30, 2015, the Company has maintained its original exchange rate of $2.5974 for the recording of the Land rights but otherwise utilizes an exchange rate of $2.60 to 1 Omani Rial for all other presentations.

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

Results of Operations:

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

The Company did not generate any revenue or incur any cost of sales during the years ended December 31, 2015 and 2014. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $5,768,201 during the year ended December 31, 2015 compared to $5,113,241 during the year ended December 31, 2014. This $654,960 (13%) increase in SG&A Expenses was attributable to the following expense categories: consulting fees including stock based compensation ($467,450), travel ($286,946), professional fees including stock based compensation ($178,820), other selling general and administrative costs ($86,923) and occupancy costs ($7,731) offset by decreases in officers and directors compensation including stock based compensation ($222,910) and a decrease in commitment fees paid for with Common Shares ($150,000).

The Company sustained a net loss of $5,673,293 for the year ended December 31, 2015 compared to a net loss of $5,160,960 for the year ended December 31, 2014. This $512,333 (10%) increase in the Company's net loss for the year ended December 31, 2015 compared to the prior period was principally attributable to the $654,960 increase in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($1,101), offset by a decrease in interest expense ($1,518) and an increase in net loss attributable to non-controlling interests in LLC ($142,210).

Liquidity and Capital Resources

The Company incurred net losses of $5,673,293 and $5,160,960 during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company had a decrease in cash of $788,976 resulting from the negative cash flow of $2,471,338 from operating activities and $6,398 from purchase of equipment offset by a positive cash flow of $1,688,760 from financing activities. Financing activities for the year ended December 31, 2015 consisted of proceeds of $450,000 from a note payable to YA Global Master SPV, Ltd. (the 2015 YA Loan), sales of its Common Stock for proceeds of $1,484,700, proceeds from the exercise of Common Stock Warrants of $253,040 and exercise of stock options for proceeds of $1,020, offset by payment of five monthly installments totaling $225,000 for the 2014 YA Loan and seven monthly installments totaling $275,000 for the 2015 YA Loan.

The Company had $6,398 in capital expenditures for the year ended December 31, 2015.

At December 31, 2015, the Company had $491,139,833 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Company’s consolidated financial statements), $324,703 of cash and $1,767 of prepaid expenses and other current assets. The Company's current liabilities at December 31, 2015 totaled $1,487,550 consisting of $397,929 of convertible notes payable and accrued interest, $204,167 of notes payable and accrued interest, $495,620 of accounts payable and accrued expenses and $389,834 of accrued officers’ payroll. At December 31, 2015, the Company had working capital of $489,652,283 compared to a working capital deficit of $520,738 at December 31, 2014. Forty-three percent (43%) of the $1,487,550 of current liabilities at December 31, 2015 ($640,693) is due and owing to officers and/or directors of Omagine.

The $490,173,021 increase in the Company's working capital at December 31, 2015 compared to December 31, 2014 is attributable to the increase in land under development held for sale ($490,813,363) and the decrease in current liabilities ($152,647) offset by a decrease in cash ($788,976) and a decrease in prepaid expenses and other current assets ($4,013). The Company’s liabilities at December 31, 2015 decreased compared to December 31, 2014 due to decreases in accrued officers’ payroll ($248,088) and note payable and accrued interest ($10,611) offset by increases in convertible notes payable and accrued interest ($27,500) and accounts payable and accrued expenses and other current liabilities ($78,552).

Omagine LLC

LLC presently has limited and strained resources.

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

LLC is presently capitalized at OMR 277,026,667 [$719,550,000]. Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date have depleted LLC’s limited cash capital.

As of the date hereof Omagine has invested OMR 210,000 [$546,000] in advance of when Omagine was obligated to do so in order to maintain LLC’s liquidity and has satisfied in full its obligation pursuant to the Shareholder Agreement as presently in effect to make the OMAG Deferred Investment into LLC.

CCC and RCA are obligated to make their Deferred Cash Investments into LLC in the aggregate amount of OMR 26,628,125 [$69,233,125] promptly on or after the Conditions Precedent are satisfied which is now upon the occurrence of the Contract Date since the Financing Agreement Date has occurred. However it is possible, even likely, that the Shareholder Agreement will be amended to accommodate the present economic conditions such that the Deferred Cash Investments will be made over a period more in line with LLC’s actual cash requirements. (See: “The Present State of Affairs – an Overview”, “The Shareholder Agreement” and the “The CCC Contract”).

LLC is hoping to sign a Financing Agreement (the Al Rayan Loan Agreement) with the Qatari Bank in the near future. Until such Al Rayan Loan Agreement is executed by the parties no assurance can be given that the Al Rayan Bank Loan will actually be made. (See “The Al Rayan Bank Loan” above).

The OMR 276,666,667 investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

The continuation of LLC’s business to date has to a large extent been financed by Omagine.

Even if the Al Rayan Bank Loan closes, LLC will have to arrange a significant amount of additional project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, Omagine has over the past many years relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised.

In the absence of the closing of an Equity Sale, Debt Facility or the Al Rayan Bank Loan, and subject to the necessary financial resources being available to it, Omagine may make a secured loan to LLC in order to finance the First Phase. Such a loan from Omagine, if it were to be made, would be memorialized by a Financing Agreement like any other Debt Facility.

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

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On August 13, 2013, Omagine filed a Post-Effective Amendment on Form S-1 to the Warrant Registration (Commission File No. 333-183852) to update the Warrant Registration to include all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration to be effective as of August 26, 2013 which effective status had expired. Post-Effective Amendments No. 2 and No. 3 to the Warrant Registration were filed with the SEC on January 28, 2015 and February 11, 2015, respectively, in order to further update the Warrant Registration and to re-instate its effective status. The SEC declared the Warrant Registration effective February 13, 2015 which effective status had expired. Post-Effective Amendment No. 4 to the Warrant Registration was filed on January 14, 2016 in order to further update the Warrant Registration and to re-instate its effective status. The SEC declared the Warrant Registration effective January 25, 2016. All Strategic Warrants expire on December 31, 2016 unless redeemed earlier by Omagine pursuant to their terms.

Tempest Warrants

As of the date hereof there are 349,397 Tempest Warrants issued and outstanding.

On June 24, 2014, Omagine issued the 1,000,000 Tempest Warrants to an investor, each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the Trading Day immediately preceding the relevant exercise date. (See: Exhibit 4.4). On August 15, 2014, such investor transferred 240,000 Tempest Warrants to an affiliate and such affiliate exercised 240,000 Tempest Warrants on August 15, 2014 at $1.40 per share for the purchase of 240,000 restricted Common Shares. On October 2, 2014, such investor transferred an additional 250,000 Tempest Warrants to such affiliate and such affiliate exercised 250,000 Tempest Warrants on October 2, 2014 at $1.31 per share for the purchase of 250,000 restricted Common Shares. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining Common Shares underlying the remaining Tempest Warrants outstanding. Subsequently on September 30, 2015, such investor transferred an additional 2,375 Tempest Warrants to an affiliate and such affiliate exercised 2,375 Tempest Warrants on October 8, 2015 at $1.28 per share for the purchase of 2,375 restricted Common Shares.

Both the Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. Omagine presently intends to register with the SEC the 349,397 remaining Tempest Warrants and the Common Shares underlying the Tempest Warrants and the aforementioned Common Shares presently owned by the investor and his affiliates.

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

Any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount in excess of $27.1 million. (See: “Rights Offering and Warrant Distribution, and Financial Advisor, and Business - The Shareholder Agreement / LLC Capital Structure - Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

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

Prior SEDAs

The 2009 SEDA expired in 2011. The 2011 SEDA was due to expire on September 1, 2014 but was terminated on July 21, 2014 by the mutual consent of the parties (See: Exhibit 10.19).

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendments No. 1 and No. 2 to the SEDA Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.14, 10.15, and 10.18.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary and as of the date hereof, the Company has sold 17,696 of its Common Shares pursuant to the 2014 SEDA for proceeds of $25,000. The 2014 SEDA expires February 1, 2017.

The YA Loan Agreements

Omagine and YA, the investment fund which is a party with Omagine to the 2014 SEDA, entered into an unsecured loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”). Pursuant to the 2013 YA Loan Agreement, Omagine borrowed two hundred thousand dollars ($200,000) from YA (the “2013 YA Loan”) for a term of one year at an annual interest rate of 10%. The 2013 YA Loan Agreement called for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the 2013 YA Loan to Omagine equal to $180,000. Such $180,000 of proceeds was received by Omagine on September 3, 2013. The 2013 YA Loan Agreement also extended the expiration date of the 2011 SEDA. The foregoing summary of the terms of the 2013 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 YA Loan Agreement attached hereto as Exhibit 10.21.

On April 22, 2014, Omagine and YA entered into another unsecured loan agreement (the “2014 YA Loan Agreement”) whereby Omagine borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, Omagine (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan were received by Omagine on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.22; 10.23; and 10.24 respectively.

On May 20, 2015, the Company and YA entered into a third loan agreement (the “2015 YA Loan Agreement”). Pursuant to the 2015 YA Loan Agreement, the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2015 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2015 YA Loan Agreement the Company agreed to pay a $50,000 commitment fee with respect to the 2015 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). The $500,000 proceeds of the 2015 YA Loan were received by the Company on May 21, 2015 and the $50,000 commitment fee was paid to the Affiliate. The foregoing summary of the terms of the 2015 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.31; 10.32; and 10.33 respectively.

On March 15, 2016, the Company and YA entered into another loan agreement (the “2016 YA Loan Agreement”). Pursuant to the 2016 YA Loan Agreement, the Company borrowed six hundred thousand dollars ($600,000) from YA (now named YA II PN, Ltd.) (the “2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2016 YA Loan Agreement the Company agreed to pay off the $150,575 balance due as of March 15, 2016 under the 2015 YA Loan Agreement and to pay a $60,000 commitment fee with respect to the 2016 YA Loan to YA Global II SPV LLC, the Affiliate. At the closing on march 15, 2016 of the 2016 YA Loan, the appropriate amounts representing the balance due under the 2015 YA Loan Agreement and the commitment fee for the 2016 YA Loan were deducted from the $600,000 principal balance of the 2016 YA Loan and paid to YA and the Affiliate. The $349,425 proceeds of the 2016 YA Loan were received by the Company on March 15, 2016.

Omagine presently anticipates that the 2016 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that it will be able to repay the 2016 YA Loan.

Capital Expenditures and Construction Financing

The Company incurred $6,398 for capital expenditures in fiscal year 2015. We expect, assuming we are able to close one or more of the debt facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Al Rayan Bank Loan, Debt Facilities and other project financing and Syndicated Bank Financing for the Omagine Project.

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

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount, and the Post-DA Pre-Development Expenses, and

ii.	at LLC through a combination of invested capital, Equity Sales, bank loans and project finance Debt Facilities (including possibly, the Al Rayan Bank Loan) (See: “Business - The Shareholder Agreement / LLC Capital Structure,” “The First Phase” and “Masterplanning/Equity Sales/Debt Facilities/Project Financing”).

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

Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) the Company's internal control over financial reporting as of December 31, 2015 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation did not identify the occurrence during the fourth fiscal quarter of 2015 any change in the Company's internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth fiscal quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. The directors and executive officers of the Company as of the date hereof are as follows:

Name	Age	Current Position

Frank J. Drohan	71	Chairman of the Board, President, Chief Executive and Financial Officer and Director
Charles P. Kuczynski	62	Vice President, Secretary and Director
Louis J. Lombardo (1) (2)	72	Director
Jack A. Smith (1) (2)	80	Director
Alan M. Matus (1) (2)	71	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Jack A. Smith has served as a non-employee Independent Director of Omagine since September 1, 2015. Mr. Smith founded and was the chief executive officer of a NYSE company - The Sports Authority, Inc. ("TSA") - a national sporting goods chain. He was the Chairman of TSA until it was sold in 1999. Previously Mr. Smith served in executive management positions at W.R. Grace & Co. and with other major companies including Herman's Sporting Goods, Sears & Roebuck and Montgomery Ward. In 2006 Mr. Smith joined the board of I-Trax, an AMEX listed health care provider and Carrols, Inc., a NASDAQ listed firm in the restaurant industry, whose public company spinoff, Fiesta, Inc., appointed him in 2012 as Non-Executive Chairman of the Board. Mr. Smith recently rotated off the Board of NYSE-listed Darden Restaurants after 15 years of service, last serving as chairman of the audit committee. Mr. Smith is a globally recognized and respected corporate and community leader. His lifetime experience in both financial and management roles for publicly traded companies and his experience in financing early stage companies (TSA was financed by Bain & Co., among others) will provide a wealth of knowledge, business acumen and public company experience to the Board's deliberations.

Alan M. Matus has served as a non-employee Independent Director of Omagine since September 1, 2015. Mr. Matus has five decades of residential, hospitality and commercial real estate development experience. He is a seasoned real estate industry executive and owner who has personally directed the development, planning, architectural design, financing, construction and marketing of many public and private developments both internationally and in the U.S. Mr. Matus graduated as a Chartered Accountant (a CPA equivalency) from the University of Witwatersrand, Johannesburg, South Africa. Mr. Matus is an owner and operator of Acqualina Residences and Resort, a beachfront luxury resort near Miami, Florida which he developed and opened in 2006. Mr. Matus joined Williams Island as its President and CEO in the 1980’s to conceive, develop, build and manage this two billion dollar landmark residential and resort community in Aventura, Florida. This renowned 80-acre community has been heralded worldwide. Mr. Matus brings a highly diverse skill set to the Board and to our business with his development, ownership and operational expertise, finance experience and other relevant real estate development skills.

Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. The Board of Directors is authorized to fill vacancies on the Board of Directors by appointment for a term lasting until the Company’s next annual meeting of shareholders or until such appointed person’s successor has been duly elected and qualified. Directors who are Company employees receive no fees for acting as such. Independent Directors receive and annual retainer paid in stock and cash and receive a fee for attendance at board meetings and the Company's annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending such meetings (See; “Director Compensation” below).

The Board of Directors filled the prior two board vacancies effective September 1, 2015 with the appointments of Jack A. Smith and Alan M. Matus as Independent Directors bringing the number of independent directors to a majority on the Board of Directors.

Board Committees

As of the date hereof, Omagine has an Audit Committee and a Compensation Committee (which also recommends grants of stock options to officers, directors and consultants) each designated by the Board of Directors. There is no nominating committee but future nominations and related nomination activities will be made by a majority vote of the Independent Directors of the Board. The committees of the Board may, in their sole discretion, retain professional outside independent search and/or advisory firms if deemed advisable.

The Audit Committee has three members who are independent directors and is chaired by Mr. Alan M. Matus who is the audit committee financial expert. The Compensation Committee which also has three members who are independent directors is chaired by Mr. Jack A. Smith.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below, and based solely on a review of the reports furnished to us or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), other than as disclosed below.

William Hanley, our Controller filed three late Form 4s: one reporting one transaction in 2013 and another reporting one transaction in 2013 and one transaction in 2014 and another reporting one other 2014 transaction.

Louis J. Lombardo our independent director filed three late Form 4s: one reporting one transaction in 2013, another reporting two transactions in 2014 and another reporting one other 2014 transaction.

Charles P. Kuczynski our Vice President and Secretary filed three late Form 4s: one reporting one transaction in 2013, another reporting two transactions in 2014, and another reporting one other 2014 transaction.

Frank J. Drohan our President and CEO filed two late Form 4s: one reporting two transactions in 2014, and another reporting one other 2014 transaction.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (1)	Option Awards (2)	All Other Comp.	Total
		($)	($)	($)	($)	($)	($)

Frank J. Drohan,	2015	$125,000	$0	$31,976	$1,401,817	$0	$1,558,793
Chief Executive and Financial	2014	$125,000	$0	$33,443	$1,495,595	$0	$1,654,038
Officer	2013	$125,000	$0	$33,889	$566,727	$0	$725,616

Charles P. Kuczynski,	2015	$100,000	$0	$33,205	$227,428	$0	$360,633
Vice-President	2014	$100,000	$0	$34,781	$375,277	$0	$510,058
and Secretary	2013	$100,000	$0	$35,301	$194,805	$0	$330,106

William Hanley,	2015	$80,000	$0	$8,609	$73,496	$0	$162,105
Controller and Principal Accounting	2014	$80,000	$0	$8,026	$146,937	$0	$234,963
Officer	2013	$80,000	$0	$7,060	$42,508	$0	$129,568

Sam Hamdan,	2015	$0	$0	$2,460	$1,259,392	$0	$1,261,852
Deputy Managing Director,	2014	$0	$0	$0	$1,159,445	$0	$1,159,445
Omagine LLC (3)	2013	$0	$0	$0	$644,479	$0	$644,479

1.

Amounts included under Column (e) represent contributions of the Registrant’s Common Stock made in the year indicated to the 401(k) Plan account of the Named Executive Officer, valued at the closing market price of the Common Stock on the dates of such contributions.

2.	Amounts included under Column (f) represent the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718 and not an amount paid to or realized by the Named Executive Officers. There can be no assurance that the amounts determined by ASC 718 will ever be realized. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013, in December 2013 the Company again extended the expiration date of such January 2012 Options to December 31, 2014 and in December 2014 the Company extended the expiration date of such January 2012 Options for a third time to December 31, 2015. On August 12, 2015, Omagine again extended that expiration date of all Strategic Options from December 31, 2015 to December 31, 2016. Assumptions used in the calculation of the amounts specified in Column (f) are included in Note 1- STOCK-BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company's audited financial statements for the fiscal year ended December 31, 2015. (Also see: “Equity Compensation Plan Information” in this Item 11 below).

3.	In addition to the 750,000 January 2012 Stock Options exercisable at $1.70 per share awarded to Mr. Hamdan in 2012 and 250,000 Stock Options exercisable at $2.55 awarded to him in 2014, Mr. Hamdan also holds 160,000 Stock Options exercisable at $1.25 per share which were awarded to him in March 2007.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (h) of the foregoing table as to any Named Executive Officer named in the above table. On August 12, 2015, Omagine again extended that expiration date of all Strategic Options from December 31, 2015 to December 31, 2016.

Table of Accrued Unpaid Salary Used to Purchase Common Stock

The following table indicates the amounts of previously accrued but unpaid salary payable utilized in the year indicated by the Named Executive Officer to purchase shares of the Company’s Common Stock via a direct purchase from the Company, an exercise of Stock Options or an exercise of Rights in the Rights Offering.

Name	2015	2014	2013	2012
Frank J. Drohan (1)	$120,000	$0	$0	$155,921
Charles P. Kuczynski (2)	$0	$0	$0	$11,591
William Hanley (3)	$0	$0	$0	$31,250

(1)	On May 16, 2015, $120,000 of unpaid salary owed to Mr. Drohan was offset and utilized by him for the purchase of 100,000 restricted Common Shares at the market price of $1.20 per share. During the year ended December 31, 2012, $155,921 of unpaid salary owed to Mr. Drohan and $247,492 of principal and interest owed by Omagine to Mr. Drohan pursuant to a promissory note was offset and utilized by him for the exercise of 322,730 Rights to purchase 322,730 Common Shares at $1.25 per Common Share. At December 31, 2015, 2014, 2013 and 2012, unpaid salary payable due to Mr. Drohan was $115,131; $310,464; $398,154; and $273,154 respectively. (See: Note 11: Subsequent Events”).

(2)	During the year ended December 31, 2012, $11,591 of unpaid salary owed to Mr. Kuczynski and $51,497 of principal and interest owed by Omagine to Mr. Kuczynski pursuant to a promissory note was offset and utilized by him for the exercise of 50,470 Rights to purchase 50,470 Common Shares at $1.25 per Common Share. At December 31, 2015, 2014, 2013 and 2012, unpaid salary payable due to Mr. Kuczynski was 137,905; $171,575; $163,575; and $145,658 respectively.

(3)	During the year ended December 31, 2012, $31,250 of unpaid salary owed to Mr. Hanley was offset and utilized by him for the exercise of 25,000 Rights to purchase 25,000 Common Shares at $1.25 per Common Share. At December 31, 2015, 2014, 2013, and 2012, unpaid accrued officer’s compensation due to Mr. Hanley was $136,798; $155,883; $165,883; and $102,550 respectively.

Director Compensation

Directors of Omagine who are employees of the Company do not receive additional compensation for their services as directors. Independent Directors are compensated by the Company for their services as directors of the Company. Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

The following table sets forth information relating to the aggregate compensation received by Independent Directors of the Registrant for services in all capacities during the Registrant's fiscal year ended December 31, 2015.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2)($)	All Other Compensation ($)	Total ($)
Estate of Salvatore Bucchere (3)	$0	$0	$23,295	$0	$23,295
Louis Lombardo	$2,750	$0	$55,135	$0	$57,885
Jack Smith (4)	$750	$50,000	$102,885	$0	$50,750
Alan Matus (4)	$750	$50,000	$0	$0	$50,750

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized by the named director. Assumptions used in the calculation of the amounts specified in Column (d) are included in Note 1 – STOCK BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company’s audited financial statements for the fiscal year ended December 31, 2015.

(2)	All Strategic Options presently expire on December 31, 2016 and Stock Appreciation Rights presently expire on December 31, 2017. As of December 31, 2015, (a) Mr. Lombardo had 75,000 fully vested Strategic Options, the estate of Mr. Bucchere had 50,000 fully vested Strategic Options and Messrs. Matus and Smith had no Strategic Options. Mr. Lombardo also held 15,000 Stock Appreciation Rights with a grant price of $2.00. In addition as of December 31, 2015, Mr. Lombardo held Stock Options that are not Strategic Options as follows: (i) 2,000 fully vested Stock Options exercisable at $0. 85 per Common Share, (ii) 2,000 fully vested Stock Options exercisable at $1.38 per Common Share, (iii) 2,000 fully vested Stock Options exercisable at $1.70 per Common Share and (iv) 10,000 fully vested Stock Options exercisable at $1.80 per Common Share. (See: “Equity Compensation Plan Information” - “Stock Options Granted to Independent Directors” below).

(3)	Mr. Bucchere died in April 2012.

(4)	Messrs. Smith and Matus were each issued 25,000 restricted Common Shares valued at $50,000 each.

Independent Directors are compensated for their services as a director as shown in the chart below:

Schedule of Independent Director Fees December 31, 2014

Compensation Item	Amount
Annual Retainer	$0
Attendance at Annual Meeting	500
Per Board Meeting Fee (attendance in person)	500
Per Board Meeting Fee (attendance by teleconference)	250
Per Committee Meeting Fee (in person or by teleconference)	0
Appointment Fee Upon Election to Board of Directors	0
Non-qualified stock options	(1)(2)

(1)	On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options at the closing price for a Common Share on the date of grant, vesting 2,000 on the date of grant and 2,000 on the first business day of January in each of the two years next following the date of grant.

(2)	For Independent Directors that have served on the Board for at least three years, 2,000 options (or such other number of options as determined by the Board in its discretion) will be granted on the first business day of January in each fiscal year next following such three year period, at the closing price on the date of such grant, and vesting immediately upon grant. (See: “Stock Options Granted to Independent Directors” below).

Effective September 1, 2015, two additional Independent Directors, Mr. Jack Smith and Mr. Alan Matus, were appointed to the Board of Directors. Mr. Smith and Mr. Matus were each issued 25,000 restricted Common Shares in compensation for their services as directors for the period beginning September 1, 2015 and ending December 31, 2015.

Pursuant to a resolution of the Board of Directors, effective January 1, 2016 Independent Directors will be reimbursed for their travel expenses associated with attendance at Board, Committee and Annual meetings and will be compensated on an annual basis for their services as directors as shown in the chart below:

Independent Director Annual Compensation and Fees

(Effective for annual periods beginning on January 1, 2016)

Compensation Item	Amount
Annual Retainer (1/2 cash - 1/2 Common Shares):
(i) Cash (1)	$50,000
(ii) Restricted Common Shares (2)	$50,000
Attendance Fees:
Annual Meeting in person	$750
Per Board Meeting (in person or via teleconference)	$500
Per Committee Meeting (in person or via teleconference)	$500

(1)	Payable quarterly; $12,500 on the first business day of each fiscal quarter.

(2)	Issued on the first business day of each fiscal year and valued at the last sale price of the Common Stock on the final trading day of the fiscal year immediately preceding issuance.

Compensation discussion and analysis

The Company plans, as previously disclosed, to institute a formal compensation plan for performance based compensation for all its executives and senior staff. This compensation plan will be designed to align executive compensation with the achievement by the Company of its long-term goals and objectives. Prior to the date hereof, the Company has attempted to strategically incentivize certain executives on an ad hoc basis via the issuance to them and others of stock options (the “Strategic Options”). Pursuant to a Board of Directors resolution dated August 12, 2015, the expiration date of all Strategic Options was extended to December 31, 2016.

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

The Board recognizes the extraordinary advances made in the Company’s prospects but at the same time is aware that the Company’s shareholders have not yet seen the benefit of any significant share price appreciation. In light of this, the Directors examined alternative ways to align the award of the DA Success Bonus payments more directly with the financial interests of its shareholders.

Such DA Success Bonuses were contemplated to be cash bonuses awarded to the Company Executives for their extraordinary efforts expended in order to get the DA signed with the Government and were only to be awarded if the DA was signed. The Board is of the opinion that the DA Success Bonuses are well deserved. The Board has contemplated various alternative plans to align such DA Success Bonus awards not only with the Company Executives efforts through the DA signing date but also with the actual results of such efforts. The Board views the price of the Company’s publicly traded Common Shares as the most accurate indicator of such results. Moreover, the Directors believe that continuing efforts by such Company Executives are required to attain a share price that more closely aligns with the Board’s expectations.

The Board explored methodologies to structure such DA Success Bonus payments in a manner more closely aligned with our shareholders’ interests so that the financial benefits from events at the Company are experienced not only by the Company Executives but by all our shareholders as well. Accordingly, pursuant to a resolution of the Board on August 31, 2015 a DA Success Bonus was granted to six Company Executives, not as fixed cash payments as previously contemplated, but in the form of stock appreciation rights (“Stock Appreciation Rights” or “SARs”) as outlined in the following grant schedule:

Stock Appreciation Rights (SARs)
Name	Number of SARs	Grant Price	Date of Grant	Expiration Date
Frank Drohan	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski	60,000	$2.00	8/31/2015	12/31/2017
Louis Lombardo	15,000	$2.00	8/31/2015	12/31/2017
William Hanley	15,000	$2.00	8/31/2015	12/31/2017
Agron Telaku	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan	675,000	$2.00	8/31/2015	12/31/2017

SARs provide for financial gain derived from the potential appreciation in the price of the Company’s Common Stock from the date that SARs are granted until the date that SARs are exercised. All 1,455,000 SARs granted to six Company Executives in the above table (i) vested on the date of grant, (ii) holders are not required to be employees of or consultants to the Company at the time if exercise, (iii) have an exercise price of $2.00 per SAR (which was $0.40 greater than the closing stock price on the date of grant) and (iv) upon exercise SAR’s are payable only in the Company’s Common Shares. No cash settlement is permissible for these 1,455,000 SARs. SARs holders are not required to pay an exercise price. Upon exercise the holder receives an amount of Common Shares equivalent to the increase in the stock price of the Common Shares.

SARs may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2017 in whole or in part by the holder thereof by delivery of a written notice to Omagine (the “Notice of Exercise”) of such holder’s election to exercise such SARs, which Notice of Exercise shall:

1)	i. specify the number of SARs (in whole SARs only) to be exercised and the Grant Price,

ii. include the surrender of the relevant certificate representing such SARs (or an indemnification undertaking with respect to such SARs in the case of the loss, theft or destruction of such certificate).

Such documentation shall be delivered by such holder to a common carrier for overnight delivery to Omagine as soon as practicable following the date of such Notice of Exercise, but in no event later than December 30, 2017.

Equity Compensation Plan Information

The 2003 Plan and the 2014 Plan

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine Inc. Stock Option Plan (the ”2003 Plan”). The 2003 Plan expired on August 31, 2013. (See: Exhibit 10.32).

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”). Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the 2014 Plan (See: Exhibit 10.33).

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

At December 31, 2014, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date. At December 31, 2015, there were 990,000 unexpired Stock Options issued but unexercised under the 2014 Plan of which 950,000 are Strategic Options. As of December 31, 2015 total of 4,728,000 Stock Options are issued and outstanding of which 2,915,000 are Strategic Options. As of December 31, 2015 there were 1,455,000 unexpired Stock Appreciation Rights issued but unexercised under the 2014 Plan.

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

To maintain the incentive for the retention and sustained service to the Company of its mission-critical employees and consultants in the face of the then continued Government delays, the Board of Directors authorized the First Extension of the expiration date of all Strategic Options to December 31, 2013, the Second Extension of such expiration date to December 31, 2014 and subsequently, on December 29, 2014, the Third Extension of such expiration date to December 31, 2015 and the Fourth Extension of such expiration date to December 31, 2016..

Also on December 29, 2014, pursuant to the 2014 Plan and a resolution of the Board of Directors, six of the aforementioned thirteen individuals were granted an aggregate of 950,000 additional Strategic Options each of which is exercisable at $2.55 per Common Share and the Board of Directors authorized the First Extension of these 950,000 Strategic Options from December 31, 2015 to December 31, 2016.

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

All Strategic Options are fully vested, provide for a cashless exercise feature, expire on December 31, 2016 and (except with respect to Strategic Options held by the estate of a deceased former director) require the holder thereof to be an employee of or a consultant to the Company at the time of exercise.

Strategic Options may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2016 by either: (1) paying the Exercise Price in cash to Omagine, or (2) electing to pay the Exercise Price via the cashless exercise feature of the Strategic Options, as follows:

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

	c.	include the surrender of the relevant certificate representing such Strategic Options (or an indemnification undertaking with respect to such Strategic Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to Omagine as soon as practicable following the date of such Exercise Notice, but in no event later than December 31, 2016 (“Cash Basis”),

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

Stock Options Other Than Strategic Options

On April 13, 2012 pursuant to the 2003 Plan, an Omagine independent director was granted 2,000 Stock Options exercisable at $1.70 per Common Share and expiring on April 12, 2017.

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

Outstanding Equity Awards at Fiscal Year-End.

The following table shows the number of Common Shares covered by exercisable Stock Options issued pursuant to the 2003 Plan and held by the Named Executive Officers on December 31, 2015. All Stock Options issued pursuant to the 2003 Plan have vested as of the date hereof. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date
Frank Drohan (1)	100,000	$2.60	9/23/2008	9/22/2018
	739,000	$1.70	1/2/2012	12/31/2016
	11,000	$1.70	4/13/2012	12/31/2016
Charles Kuczynski (2)	50,000	$2.60	9/23/2008	9/22/2018
	250,000	$1.70	1/2/2012	12/31/2016
William Hanley (3)	60,000	$1.70	1/2/2012	12/31/2016
Sam Hamdan (4)	160,000	$1.25	4/1/2007	3/31/2017
	750,000	$1.70	1/2/2012	12/31/2016

(1)	In September 2008, 100,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine's President & Chief Executive Officer. In January and April of 2012, an aggregate of 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's President & Chief Executive Officer.

(2)	In September 2008, 50,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine's Vice-President & Secretary. In January 2012, 250,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's Vice-President & Secretary.

(3)	In January 2012, 60,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to Omagine's Controller & Principal Accounting Officer.

(4)	In March 2007, 160,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $1.25 per Common Share, were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC. In January 2012, 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2015 and exercisable at $1.70 per Common Share were granted to the Deputy Managing Director of LLC.

The following table shows the number of Common Shares covered by exercisable Stock Options and Stock Appreciation Rights issued pursuant to the 2014 Plan and held by the Named Executive Officers on December 31, 2015. All Stock Options issued pursuant to the 2014 Plan have vested as of the date hereof. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan (1)	500,000	$2.55	12/30/2014	12/31/2016
	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski (2)	75,000	$2.55	12/30/2014	12/31/2016
	60,000	$2.00	8/31/2015	12/31/2017
William Hanley (3)	10,000	$1.80	3/28/2014	3/27/2019
	50,000	$2.55	12/30/2014	12/31/2016
	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan (4)	250,000	$2.55	12/30/2014	12/31/2016
	675,000	$2.00	8/31/2015	12/31/2017

(1)	In December 2014, 500,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2016 were granted to Omagine's President and Chief Executive Officer. In August 2015, 675,000 Stock Appreciation Rights ("SARs") with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine's President and Chief Executive Officer.

(2)	In December 2014, 75,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2016 were granted to Omagine's Vice President. In August 2015, 60,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine's Vice President.

(3)	In March 2014, 10,000 Stock Options vesting on the grant date, exercisable at $1.80 per Common Share and expiring on March 27, 2019 were granted to Omagine's Controller and Principal Accounting Officer. In December 2014, 50,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2016 were granted to Omagine's Controller and Principal Accounting Officer. In August 2015, 15,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine's Controller and Principal Accounting Officer.

(4)	In December 2014, 250,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2016 were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC. In August 2015, 675,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC.

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to the Named Executive Officers under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2015.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	100,000	$2.60	9/23/2008	9/22/2018
	739,000	$1.70	1/2/2012	12/31/2015
	11,000	$1.70	4/13/2012	12/31/2015
	500,000	$2.55	12/30/2014	12/31/2015
	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski	50,000	$2.60	9/23/2008	9/22/2018
	250,000	$1.70	1/2/2012	12/31/2015
	75,000	$2.55	12/30/2014	12/31/2015
	60,000	$2.00	8/31/2015	12/31/2017
William Hanley	60,000	$1.70	1/2/2012	12/31/2015
	10,000	$1.80	3/28/2014	3/27/2019
	50,000	$2.55	12/30/2014	12/31/2015
	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan	160,000	$1.25	3/19/2007	3/31/2017
	750,000	$1.70	1/2/2012	12/31/2015
	250,000	$2.55	12/30/2014	12/31/2015
	675,000	$2.00	8/31/2015	12/31/2017

Stock Options Granted to Independent Directors

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to Independent Directors of Omagine under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2015.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Louis Lombardo	2,000	$0.85	5/17/2011	5/16/2016
	50,000	$1.70	1/2/2012	12/31/2016
	2,000	$1.70	4/13/2012	4/12/2017
	2,000	$1.38	1/15/2013	1/14/2018
	10,000	$1.80	3/28/2014	3/27/2019
	25,000	$2.55	12/30/2014	12/31/2016
	15,000	$2.00	8/31/2015	12/31/2016
Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31/2016
Kevin Green	2,000	$0.85	5/17/2011	5/16/2016

On December 29, 2014, 25,000 Strategic Options, vesting upon grant, expiring on December 31, 2016 and exercisable at $2.55 per Common Share were granted to Louis Lombardo.

On the date of appointment to the Board of Directors, new Independent Directors are entitled to a one-time grant of 6,000 non-qualified stock options (or such other number of options as determined by the Board in its discretion). The price of the Common Stock underlying such options is the closing bid price on the date of grant and the options vest ratably over the three year period subsequent to such date of appointment provided such Independent Director continues to hold office on the date of such vesting. Independent Directors who have served on the Board of Directors for at least three years may be granted 2,000 options (or such other number of options as determined by the Board of Directors in its discretion) on the first business day of each fiscal year subsequent to such three years of service (or on such other day subsequent thereto as determined by the Board of Directors in its discretion) at an exercise price equal to the closing bid price on the date of grant and such options shall vest immediately upon grant. (See: “Schedule of Independent Director Fees December 31, 2014” and “Independent Director Annual Compensation and Fees”).

Mr. Lombardo presently holds 106,000 fully vested Stock Options (2,000 exercisable at $0.85 expiring on May 16, 2016; 2,000 exercisable at $1.70 expiring on April 12, 2017; 2,000 exercisable at $1.38 expiring on January 14, 2018; 10,000 exercisable at $1.80 expiring on March 27, 2019; 50,000 Strategic Options exercisable at $1.70 expiring on December 31, 2016, 25,000 Strategic Options exercisable at $2.55 expiring on December 31, 20165 and 15,000 Stock Appreciation Rights with a grant price of $2.00 expiring on December 31, 2017. Mr. Lombardo’s 75,000 Strategic Options require him to be an Independent Director of Omagine at the time of the exercise of any Strategic Options.

Mr. Bucchere was an Independent Director at the time of his death on April 9, 2012. Pursuant to the 2003 Plan, all Stock Options then held by Mr. Bucchere immediately vested and were assigned an expiration date of April 8, 2013. Subsequently pursuant to resolutions of the Board of Directors, the expiration date for all Strategic Options (including the 50,000 Strategic Options held by the estate of Mr. Bucchere) was extended to December 31, 2016. On April 8, 2013, the estate of Salvatore J. Bucchere exercised 4,000 Stock Options to purchase 4,000 Common Shares. 2,000 of such Stock Options were exercised at $0.51 per Common Share and the other 2,000 were exercised at $0.85 per Common Share. Mr. Bucchere’s estate presently holds 50,000 fully vested Strategic Options exercisable at $1.70 per Common Share and expiring on December 31, 2016.

Mr. Green was an Independent Director until his resignation on January 31, 2012. Pursuant to their terms, Mr. Green’s 50,000 Strategic Options were cancelled concurrently with his resignation. Mr. Green presently holds 2,000 fully vested Stock Options exercisable at $0.85 per Common Share expiring on May 16, 2016. On June 30, 2015, Mr. Green exercised 2,000 Stock Options to purchase 2,000 Common Shares at $0.51 per Common Share.

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any Stock Options or Stock Appreciation Rights during fiscal year 2015 or during any subsequent period through the date hereof. In December 2013, Omagine extended the expiration date of all Strategic Options from December 31, 2013 to December 31, 2014. (See: “Equity Compensation Plan Information – The Strategic Options” above and “Note 7 – Stock Options” to Omagine's audited financial statements for the fiscal year ended December 31, 2014). In December 2014, Omagine extended the expiration date of all Strategic Options from December 31, 2014 to December 31, 2015 and again on August 12, 2015, Omagine extended the expiration date of all Strategic Options from December 31, 2015 to December 31, 2016.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement with Omagine (the “Drohan Agreement”), Omagine was obligated to employ its President and Chief Executive Officer, Mr. Frank J. Drohan, at an annual base salary of $125,000 plus an additional amount based on a combination of Omagine’s net sales and earnings before taxes. The Drohan Agreement also provided for an option to purchase 100,000 Common Shares at $1.25 per Common Share (the “Drohan Options”) and payment by Omagine of certain life and disability insurance premiums on Mr. Drohan's behalf. The Drohan Options were exercised by Mr. Drohan in August 2011. By mutual agreement between Omagine and Mr. Drohan, the Drohan Agreement was modified to provide that Omagine could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to Omagine pursuant to the Drohan Agreement and Omagine would accrue Mr. Drohan’s unpaid salary. From 2007 through the date hereof, Omagine has from time to time fully or partially suspended salary payments to Mr. Drohan and Omagine has accrued Mr. Drohan’s unpaid salary which was not paid to him in a timely manner in accordance with Omagine’s normal payroll practices. For the years ended December 31, 2014 and 2013, Omagine had continued to accrue salary payable to its President on the basis of an annual salary of $125,000. On April 24, 2014, Omagine paid $187,691 of unpaid salary payable to Mr. Drohan. At December 31, 2015, December 31, 2014 and December 31, 2013, unpaid accrued officer’s compensation due to Mr. Drohan was $115,131, $310,464 and $398,154 respectively. During 2015, $120,000 of accrued but unpaid officer’s compensation due to Mr. Drohan by Omagine was offset and utilized by Mr. Drohan for the purchase of 100,000 restricted Common Shares at the then market price of $1.20 per Common Share. During 2012, an aggregate of $403,413 ($155,921 of accrued but unpaid officer’s compensation due to Mr. Drohan and $247,492 of principal and interest owed by Omagine to Mr. Drohan pursuant to a promissory note) was offset and utilized by Mr. Drohan for the exercise of 322,730 Rights to purchase 322,730 Common Shares at $1.25 per Common Share. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Drohan without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified Stock Options to Mr. Drohan which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 100,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. The Board of Directors had determined in January 2012 to grant Mr. Drohan 750,000 Strategic Options exercisable at $1.70 per Common Share. Because a sufficient number of options were not available under the 2003 Plan at the time however, pursuant to a resolution of the Board of Directors, Omagine granted 739,000 Strategic Options exercisable at $1.70 per Common Share to Mr. Drohan on January 2, 2012. On April 13, 2012 pursuant to a further resolution of the Board of Directors, Omagine granted Mr. Drohan an additional 11,000 Strategic Options exercisable at $1.70 per Common Share. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Drohan an additional 500,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Drohan’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2015. All unexercised Strategic Options will expire on December 31, 2015. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Drohan in an amount that has yet to be determined. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Drohan. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Drohan 675,000 Stock Appreciation Rights (“SARs”) at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Drohan to be an employee of Omagine at the time of exercise of any SARs, Omagine presently plans to enter into a new employment agreement with Mr. Drohan although the terms of such employment agreement have not yet been determined.

Pursuant to a prior employment agreement with Omagine (the “Kuczynski Agreement”), Omagine was obligated to employ its Vice-President & Secretary, Mr. Charles P. Kuczynski, at an annual base salary of $75,000, plus an additional bonus based on a combination of Omagine’s net sales and earnings before taxes. The Kuczynski Agreement provided for an option to purchase 50,000 Common Shares at $1.25 per Common Share (the “Kuczynski Options”). By mutual agreement between Omagine and Mr. Kuczynski, the Kuczynski Agreement was ended but the Kuczynski Options were maintained in effect and the Kuczynski Options were thereafter exercised by Mr. Kuczynski in August 2011. Mr. Kuczynski is presently employed by Omagine at an annual salary of $100,000 and from 2007 through December 31, 2014, Omagine has from time to time fully or partially suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to Omagine and Omagine has accrued Mr. Kuczynski’s unpaid salary which was not paid to him in a timely manner in accordance with Omagine’s normal payroll practices. For the years ended December 31, 2014 and 2013, Omagine partially paid and partially accrued officer’s compensation of $100,000 due in each such year to Mr. Kuczynski. At December 31, 2015, 2014 and 2013, unpaid accrued officer’s compensation due to Mr. Kuczynski was $137,905, $171,575 and $163,575 respectively. During the year ended December 31, 2012, an aggregate of $63,088 ($11,591 of accrued but unpaid officer’s compensation due to Mr. Kuczynski and $51,497 of principal and interest owed by Omagine to Mr. Kuczynski pursuant to a promissory note) was offset and utilized by Mr. Kuczynski for the exercise of 50,470 Rights to purchase 50,470 Common Shares at $1.25 per Common Share. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Kuczynski without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified Stock Options to Mr. Kuczynski which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 50,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. Pursuant to a resolution of the Board of Directors, Omagine granted 250,000 Strategic Options exercisable at $1.70 per Common Share to Mr. Kuczynski. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Kuczynski an additional 75,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Kuczynski’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2015. All unexercised Strategic Options will expire on December 31, 2015. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Kuczynski. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Kuczynski 60,000 SARs at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Kuczynski to be an employee of Omagine at the time of exercise of any SARs. Omagine presently plans to enter into a new employment agreement with Mr. Kuczynski although the terms of such employment agreement have not yet been determined.

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

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan originally set to expire on December 31, 2007 but which now expires on December 31, 2016 (the “Hamdan Agreement”). Pursuant to the Hamdan Agreement: (i) Mr. Hamdan provides consulting services to Omagine, (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President of Omagine, and (iii) Omagine issued Mr. Hamdan Stock Options to purchase up to 160,000 Common Shares at $1.25 per Common Share (the “Hamdan Options”). The Hamdan Options vested ratably over the 5 year period beginning on April 1, 2007 and they expire on March 30, 2017. The Hamdan Options are exercisable only if at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Mr. Hamdan is an employee of the Company. The Hamdan Agreement was annually renewed four times without further compensation to Mr. Hamdan. Upon the fifth annual renewal of the Hamdan Agreement for 2012 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 Strategic Options (See: Exhibit 10.3). Upon the eighth annual renewal of the Hamdan Agreement for 2015 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted an additional 250,000 Strategic Options (See: Exhibit 10.4). Mr. Hamdan’s Strategic Options are fully vested and require him to be an employee of or a consultant to the Company at the time of the exercise of any of his Strategic Options. All unexercised Strategic Options will expire on December 31, 2016. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, LLC. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial DA Success Bonus to Mr. Hamdan. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Hamdan 675,000 SARs at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Hamdan to be an employee or consultant of Omagine at the time of exercise of any SARs. Other than the payment of $22,000 and $223,000 of consulting fees to Mr. Hamdan during 2014 and 2015, respectively, and the issuance of the aforementioned Strategic Options and SARs, the Hamdan Agreement has continuously been renewed annually since 2007 without further compensation to Mr. Hamdan. The Hamdan Agreement presently expires on December 31, 2016 (See: Exhibit 10.5).

In determining its compensation policies and decisions subsequent hereto, Omagine shall seek a shareholder advisory vote on its executive compensation policy as required by section 14A of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

No person who was a member of the compensation committee during 2015 was an officer or employee of the Registrant or a former officer or employee of the Registrant. Other than the $150,000 loan to Omagine made by Mr. Lombardo, no person who was a member of the compensation committee during 2015 and through the date hereof is a party to any related party transaction with the Registrant (See: “Certain Relationships and Related Transactions and Director Independence”).

During the fiscal year ended December 31, 2015, no executive officer of the Registrant served as a:

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

The Board of Directors resolved on March 15, 2013 to temporarily suspend the activities of the compensation committee and to have responsibility for all such activities assumed by the full Board of Directors. (See: “Compensation Discussion and Analysis” above). On September 1, 2015, the Board of Directors appointed Jack A. Smith and Alan M. Matus as Independent Directors. The current members of the Compensation Committee - Louis J. Lombardo, Alan M. Matus and Jack A. Smith – are all Independent Directors. Mr. Smith chairs the Compensation Committee.

Compensation Committee Report

Information required under this caption is not required for the Company since it is a smaller reporting company.

Board leadership structure and role in risk oversight

The Board of Directors filled board vacancies effective September 1, 2015 with the appointments of Jack A. Smith and Alan M. Matus as Independent Directors. Three of the five members of the Board are now independent directors. Mr. Smith is the lead Independent Director who serves as the non-exclusive intermediary between independent directors and management. Mr. Smith is the Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Matus is the Chairman of the Audit Committee and an audit committee financial expert. Mr. Kuczynski, an employee, director and Vice-President of Omagine, facilitates the internal communications between the Company’s President and CEO (who is often located overseas in Oman) and the three Independent Directors to keep them informed of current Company issues, events and risks. The Board continues as in the past to exercise its oversight function, including its risk oversight, on both a formal and informal basis between and among its directors. Omagine’s Board of Directors has determined that this board structure is appropriate and effective in carrying out its oversight tasks relevant to the Company’s activities and the risks it faces.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Plan. At December 31, 2015, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise date or expiration date. The 2003 Plan and the 2014 Plan are explained further in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2015.

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”) pursuant to which three million (3,000,000) shares of Common Stock were reserved for issuance thereunder. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“SARs”). The Company intends to seek its shareholders’ ratification of the adoption by the Company of the Amended Omagine, Inc. 2014 Stock Option Plan (“Amended 2014 Plan”). As of the date hereof, 990,000 Stock Options and 1,455,000 SARs have been issued under the Amended 2014 Plan.

Both the 2003 Plan and the 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

The following table sets forth as of April 13, 2016: (i) the number of Common Shares beneficially owned by (a) owners of more than five percent of outstanding Common Shares who are known to Omagine, (b) the officers of Omagine and LLC individually, (c) the directors of Omagine individually, (d) the officers and directors of Omagine and LLC as a group, and (ii) the percentage ownership of the outstanding Common Shares represented by the foregoing.

(a)	(b)	(c)
	Beneficial
	Ownership	Percent
Name and Address	(1)(11)	(1)
Frank J. Drohan (2)(4)	4,071,391	18.7%
Charles P. Kuczynski (2)(5)	1,029,163	5.1%
Louis J. Lombardo (2)(6)	334,248	1.7%
Jack A. Smith (2)	91,240	0.5%
Alan M. Matus (2)	91,240	0.5%
Mohammed K. Al-Sada (3)(7)	1,669,754	8.3%
William Hanley (3)(8)	292,547	1.5%
Sam Hamdan (3)(9)	1,163,950	5.6%
Roger Tempest (10)	1,362,308	6.8%
All officers and Directors as a Group of 7 Persons	7,073,779	29.8%

(1)	Applicable percentage ownership in column (c) is based on 19,744,034 Common Shares outstanding as of April 13, 2016 and on Common Shares owned by the named individual including Common Shares underlying Stock Options, Warrants, SARs and convertible notes owned by the named individual that are exercisable for Common Shares within 60 days of April 13, 2016. Beneficial ownership and Common Shares outstanding are determined in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Act”). Common Shares underlying Stock Options, Warrants or convertible notes that are currently exercisable or convertible or exercisable or convertible within 60 days of April 13, 2016 are deemed to be outstanding and beneficially owned by the person holding such Stock Options, Warrants, SARs or convertible notes for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person.
(2)	The address for each of these individuals is c/o Omagine and each is a director of Omagine. Mr. Drohan and Mr. Kuczynski are officers of Omagine.
(3)	The address for each of these individuals is c/o Omagine. Mr. Hanley is an officer of Omagine and Mr. Hamdan is an officer of LLC.

(4)	Amount in column (b) for Mr. Drohan includes 2,075,931 Common Shares owned of record as of April 13, 2016 by Mr. Drohan plus 1,995,460 Common Shares with respect to which Mr. Drohan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 100,000 Stock Options exercisable at $2.60 per Common Share, (ii) 750,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 500,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 322,730 Strategic Warrants exercisable at $5.00 per Common Share, (v) 322,730 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 675,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company's closing stock price as of April 13, 2016.
(5)	Amount in column (b) for Mr. Kuczynski includes 553,223 Common Shares owned of record as of April 13, 2016 by Mr. Kuczynski plus 475,940 Common Shares with respect to which Mr. Kuczynski has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 50,000 Stock Options exercisable at $2.60 per Common Share, (ii) 250,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 75,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 50,470 Strategic Warrants exercisable at $5.00 per Common Share, (v) 50,470 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 60,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company's closing stock price as of April 13, 2016.
(6)	Amount in column (b) for Mr. Lombardo includes 125,297 Common Shares owned of record as of April 13, 2016 by Mr. Lombardo plus 208,951 Common Shares with respect to which Mr. Lombardo has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 2,000 Stock Options exercisable at $0.85 per Common Share, (ii) 2,000 Stock Options exercisable at $1.70 per Common Share, (iii) 2,000 Stock Options exercisable at $1.38 per Common Share, (iv) 10,000 Stock Options exercisable at $1.80 per Common Share, (v) 50,000 Strategic Options exercisable at $1.70 per Common Share, (vi) 25,000 Strategic Options exercisable at $2.55 per Common Share, (vii) 13,230 Strategic Warrants exercisable at $5.00 per Common Share, (viii) 13,230 Strategic Warrants exercisable at $10.00 per Common Share, and (ix) a convertible promissory note in the principal amount of $150,000 which together with $78,726 of accrued interest thereon (as of December 31, 2015) which is convertible at $2.50 per share into 91,491 Common Shares, and (x) excludes 15,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company's closing stock price as of April 13, 2016.
(7)	Amount in column (b) for Mr. Al-Sada includes 1,228,634 Common Shares owned of record as of April 13, 2016 by Mr. Al-Sada plus 441,120 Common Shares with respect to which Mr. Al-Sada has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 220,560 Strategic Warrants exercisable at $5.00 per Common Share, and (ii) 220,560 Strategic Warrants exercisable at $10.00 per Common Share.
(8)	Amount in column (b) for Mr. Hanley includes 122,547 Common Shares owned of record as of April 13, 2016 by Mr. Hanley plus 170,000 Common Shares with respect to which Mr. Hanley has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 10,000 Stock Options exercisable at $1.80 per Common Share, (ii) 60,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 50,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 25,000 Strategic Warrants exercisable at $5.00 per Common Share, (v) 25,000 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 15,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company's closing stock price as of April 13, 2016.
(9)	Amount in column (b) for Mr. Hamdan includes 3,950 Common Shares owned of record as of April 13, 2016 by Mr. Hamdan plus 1,160,000 Common Shares with respect to which Mr. Hamdan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 160,000 Stock Options exercisable at $1.25 per Common Share, (ii) 750,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 250,000 Strategic Options exercisable at $2.55 per Common Share, and (iv) excludes 675,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company's closing stock price as of April 13, 2016.
(10)	Amount in column (b) for Mr. Tempest includes 1,012,911 Common Shares owned of record or beneficially as of April 13, 2016 by Mr. Tempest (of which 492,375 shares are owned of record by two affiliates of Mr. Tempest and deemed to be beneficially owned by Mr. Tempest) plus 349,397 Common Shares with respect to which Mr. Tempest has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying 349,397 Tempest Warrants exercisable at an exercise price equal to the greater of (a) $1.00 per Common Share, or (b) eighty percent (80%) of the closing price for a Common Share on the Trading Day immediately preceding the relevant exercise date.
(11)	Subject to community property laws where applicable, each beneficial owner named in column (a) has sole voting and investment power over the Common Shares beneficially owned by him listed in column (b).

Change in Control Arrangements

No change in control arrangements existed at December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

There were no transactions during the Registrant's 2015 or 2014 fiscal years or the period of 2016 through the date hereof, nor is there any currently proposed transaction, in which the Registrant or any of its subsidiaries was or is to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

LLC plans to engage one of its shareholders, CCC-Oman, as the general contractor for the Omagine Project.

During 2012 Omagine engaged the son of Omagine’s President to perform website design services and paid him $1,000 plus 5,000 Strategic Options for services rendered. During 2014 Omagine paid him $7,200 for similar technology consulting services rendered and effective January 1, 2015 he was hired as a full time Company employee which employment ended December 31, 2015.

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

Related Party Payables

At December 31, 2015, 2014 and 2013 Omagine has included $640,693, $863,831 and $933,837 respectively, of related party payables in its balance sheet. These amounts consisted of convertible notes payable (“Notes”) and accrued interest in the aggregate amounts of $228,726, $213,726 and $198,726respectively, and unpaid salary and unreimbursed expenses due to Omagine officers and directors in the aggregate amount of $411,967, $650,105, and $735,111 respectively. The Notes are attached hereto as Exhibits 10.10, 10.11, 10.12 and 10.13.

Such $640,693, $863,831 and $933,837 of related party payables at December 31, 2015, 2014 and 2013, respectively, are due and owing as follows:

1. Notes and accrued interest payable to officers and/or directors of Omagine:

	December 31
	2015	2014	2013
Due to Louis J. Lombardo, a director of Omagine, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	150,000	150,000	150,000
Accrued interest	78,726	63,726	48,726

Totals	$228,726	$213,726	$198,726

(a)	The amounts provided in the above chart reflect the largest aggregate amount of principal outstanding during the periods for which disclosures are provided.

 2. Unpaid salary and unreimbursed expenses due to officers and directors of the Company:

	December 31
	2015	2014	2013
Due to Frank J. Drohan, a director and the president of Omagine	$125,132	$315,133	$399,329

Due to Charles P. Kuczynski, a director and the secretary of Omagine	137,905	171,575	$163,575

Due to William Hanley, the controller of Omagine	137,930	158,147	168,207

Due to Louis J. Lombardo, a director of Omagine	9,500	5,250	4,000

Due to Alan M. Matus, a director of Omagine	750	0	0

Due to Jack A. Smith, a director of Omagine	750	0	0

Totals	$411,967	$650,105	$735,111

Director Independence

Omagine complies with the standards of “independence” under the NASDAQ Marketplace Rules. Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our Company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by Omagine or by any parent or subsidiary of Omagine, shall not be considered independent. Accordingly Louis J. Lombardo, Jack A. Smith and Alan M. Matus meet the definition of an “independent director” under NASDAQ Marketplace Rule 5605(a)(2). At December 31, 2015 and as of the date hereof three of the Registrant’s five directors, Mr. Lombardo, Mr. Smith and Mr. Matus are independent.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its independent registered public accounting firm $40,000 in 2014 and $54,500 in 2015 for all auditing and review services performed by such firm for the Company in connection with the Company's regulatory filings during such fiscal years.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Alan M. Matus hired the Company's registered public accounting firm to perform the audit of the Company's financial statements for the fiscal year ended 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2014 and December 31, 2013;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2014 and December 31, 2013;

F-4	Consolidated Statements of Changes in Stockholders' Deficit for fiscal years ended December 31, 2014 and December 31, 2013;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014 and December 31, 2013;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement *
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (24)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)

10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.15	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by Omagine and YA (24)
10.28	The 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 Omagine $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by Omagine and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet *
10.37	The Murabaha Facility Agreement between Omagine LLC and Masraf Al Rayan bank *
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.9, Usufruct Agreement (24)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.10 (24)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Evaluation Report (24)
99.6	The JLL Final Valuation Report (24)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2016.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and Chief
Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on April 14, 2016 on behalf of the Registrant and in the capacities indicated.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN
Chairman of the Board of Directors,
President and Chief Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

By:	/s/ Charles P. Kuczynski
CHARLES P. KUCZYNSKI,
Vice President, Secretary and Director

By:	/s/ Louis J. Lombardo
LOUIS J. LOMBARDO,
Director

By:	/s/ Jack A. Smith
JACK A. SMITH
Director

By:	/s/ Alan M. Matus
ALAN M. MATUS
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
April 14, 2016 Freeport, New York

ITEM  1:  FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$324,703	$1,113,679
Inventory (Note 2)
Land under development	490,813,363	–
Total inventory held for sale	490,813,363	–

Prepaid expenses and other current assets	1,767	5,780

Total Current Assets	491,139,833	1,119,459

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	–
Office and computer equipment	160,002	153,604
Less accumulated depreciation and amortization	(148,894)	(144,036)
Total Property and Equipment	227,811,745	9,568

OTHER ASSETS	33,762	31,982

TOTAL ASSETS	$718,985,340	$1,161,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$397,929	$370,429
Note payable and accrued interest - YA Global Master SPV, Ltd.
(less unamortized discount of $20,833 and $12,133, respectively)	204,167	214,778
Accounts payable	340,290	257,736
Accrued officers payroll	389,834	637,922
Accrued expenses and other current liabilities	155,330	159,332
Total Current Liabilities	1,487,550	1,640,197
Long Term Liabilities	–	–

TOTAL LIABILITIES	1,487,550	1,640,197

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	–	–

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
18,728,313 shares in 2015 and 16,878,119 in 2014	18,728	16,878
Capital in excess of par value	468,651,654	32,252,954
Deficit	(38,342,692)	(32,669,399)
Total Omagine, Inc. stockholders' equity (deficit)	430,327,690	(399,567)
Noncontrolling interests in Omagine LLC	287,170,100	(79,621)

Total Stockholders' Equity (Deficit)	717,497,790	(479,188)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,985,340	$1,161,009

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
REVENUE:
Total revenue	$–	$–

OPERATING EXPENSES:

Officers and directors compensation (including stock-based
compensation of $1,957,420 and $2,251,830, respectively)	2,336,670	2,559,580
Professional fees (including stock-based compensation of
$0 and $10,436, respectively)	355,816	176,996
Consulting fees (including stock-based compensation
of $1,415,971 and $1,388,699, respectively)	2,024,553	1,557,103
Commitment fees (all stock-based compensation)	–	150,000
Travel	526,080	239,134
Occupancy	167,113	159,382
Other selling general and administrative	357,969	271,046
Total Costs and Expenses	5,768,201	5,113,241

OPERATING LOSS	(5,768,201)	(5,113,241)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(41,300)	(40,199)
Interest expense	(59,671)	(61,189)
Other (Expense) - Net	(100,971)	(101,388)

NET LOSS	(5,869,172)	(5,214,629)

Add net loss attributable to noncontrolling interests in Omagine LLC	195,879	53,669

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(5,673,293)	$(5,160,960)

LOSS PER SHARE - BASIC AND DILUTED	$(0.32)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	17,485,927	16,273,965

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2013	14,935,038	$14,935	$25,987,795	$(27,508,439)	$(25,952)	$(1,531,661)

Stock grant issued to law firm in satisfaction of
$15,812 of accounts payable	34,374	34	26,214	–	–	26,248

Issuance of Common Stock under 2014 Standby Equity
Distribution Agreement ( SEDA)	218,941	219	309,781	–	–	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	149,914	–	–	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	76,177	–	–	76,250

Issuance of Common Stock for cash	1,004,629	1,004	1,486,096	–	–	1,487,100

Issuance of Common Stock for finders' fees on restricted
Common Stock sales	46,000	47	76,121	–	–	76,168

Exercise of Tempest Warrants	490,000	490	663,010	–	–	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	(9,010)	–	–	(9,020)

Stock Option expense	–	–	3,486,856	–	–	3,486,856

Adjustments for noncontrolling interests in
Omagine LLC	–	–	–	–	(53,669)	(53,669)

Net loss	–	–	–	(5,160,960)	–	(5,160,960)

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	–	–	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	–	–	9,450

Issuance of Common Stock for cash	206,281	206	219,794	–	–	220,000

Issuance of Common Stock to an Executive Officer in payment of
salaries payable	100,000	100	119,900	–	–	120,000

Stock Options exercised by former Director	2,000	2	1,018	–	–	1,020

Exercise of Tempest Warrants	160,603	161	252,879	–	–	253,040

Issuance of Common Stock for finders' fees on restricted Common Stock
sales	41,245	41	72,459	–	–	72,500

Issuance of Common Stock for Directors' Compensation for services
September 1, 2015 to December 31, 2015	50,000	50	99,950	–	–	100,000

Issuance of Common Stock under New Standby Equity
Distribution Agreement (New SEDA)	17,696	18	24,982	–	–	25,000

Issuance of Restricted Common Stock for cash	1,230,886	1,230	1,238,470	–	–	1,239,700

Stock Option expense	–	–	4,001	–	–	4,001
Stock Option expense - Extension of Strategic Options (1,965,000
to December 31, 2016)	–	–	915,493	–	–	915,493
Stock Option expense - Extension of Strategic Options (950,000
to December 31, 2016)	–	–	541,215	–	–	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000
expiring December 31, 2017)	–	–	1,654,481	–	–	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest						–
in Omagine LLC	–	–	431,168,400	–	287,445,600	718,614,000

Adjustments for noncontrolling interests in
Omagine LLC	–	–	–	–	(195,879)	(195,879)

Net loss	–	–	–	(5,673,293)	–	(5,673,293)

Balances at December 31, 2015	18,728,313	$18,728	$468,651,654	$(38,342,692)	$287,170,100	$717,497,790

See accompanying notes to consolidated financial statements

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(5,673,293)	$(5,160,960)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in
Omagine LLC	(195,879)	(53,669)
Depreciation and amortization	46,158	45,327
Stock-based compensation related to stock options	3,115,190	3,486,856
Stock-based compensation related to issuance of Common Stock for stockholder investor relations, including amortization of $0 and $10,275 in 2015 and 2014 respectively, arising from grants to
service providers	–	10,275
Issuance of Common Stock for finders' fees on restricted Common Stock sales	72,500	76,168
Issuance of Common Stock for consulting fees	9,450	–
Excess of fair value of Common Stock issued to law firm in excess
of liability satisfied - charged to legal fees	–	10,436
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA
commitment fees	–	150,000
Issuance of restricted Common stock to two new Directors as
compensation for services September 1, 2015 to December 31, 2015	100,000	–
Cancellation of restricted Common Stock to stockholder relations
agent	–	(9,020)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other
assets	2,233	(7,780)
Accrued interest on notes payable	25,589	22,947
Accounts payable	82,554	26,691
Accrued officers' payroll	(128,088)	(89,690)
Accrued expenses and other current liabilities	(4,002)	41,959
Net cash flows used by operating activities	(2,471,338)	(1,374,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,398)	(3,434)
Net cash flows used by investing activities	(6,398)	(3,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of 2014 note payable to YA Global
Master SPV, Ltd. net of $39,000 commitment fee	–	461,000
Principal payments on 2013 note payable to YA Global Master SPV, Ltd.	–	(175,000)
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	(225,000)	(275,000)
Proceeds of issuance of 2015 note payable to YA Global
Master SPV, Ltd. net of $50,000 commitment fee	450,000	–
Principal payments on 2015 note payable to YA Global Master SPV, Ltd.	(275,000)	–
Proceeds from sale of Common Stock	1,484,700	1,797,100
Proceeds from the exercise of Common Stock Warrants	253,040	663,500
Proceeds from the exercise of stock options	1,020	–
Net cash flows provided by financing activities	1,688,760	2,471,600

NET (DECREASE) INCREASE IN CASH	(788,976)	1,093,956

CASH BEGINNING OF PERIOD	1,113,679	19,723

CASH END OF PERIOD	$324,703	$1,113,679

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$2,197	$1,078

Interest paid	$29,565	$33,791

NON - CASH FINANCING ACTIVITIES:

Excess of fair value of Common Stock issued to law firm in excess of
liability satisfied - charged to legal fees	$–	$10,436

Issuance of Common stock to an Executive Officer in payment of
salaries payable	$120,000	$–

Payment-in-Kind capital contribution of land by noncontrolling interest
in Omagine LLC pursuant to Omagine LLC Stockholder Agreement	$718,614,000	$–

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLCs name with the Government. The Company is in receipt of a loan offer from a bank for a $25 million loan to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. Contingent upon the closing of such loan, commencement of these first phase activities is expected to begin promptly thereafter. (See Note 9 – “Omagine Project”).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2015 and 2014, cash included approximately $36,000 and $11,200 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At December 31, 2015, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 acquisition of the Land Rights. (See: Note 2 – “Inventory and Property”).

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost. PP&E consists of land under development which is held for investment; furniture and fixtures; and office machinery and equipment. PP&E (including buildings and structures after they are completed and put into service) are depreciated on a straight-line basis over their respective useful service lives. The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $227,800,637 in PP&E resulting from LLC’s July 2, 2015 acquisition of the Land Rights. (See: Note 2 – “Inventory and Property”).

Stockholders’ Equity - Stockholders’ equity consists of common stock, capital in excess of par value, retained earnings, and non-controlling interests in LLC. The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $718,614,000 in stockholders’ equity resulting from LLC’s July 2, 2015 acquisition of the Land Rights (a $431,168,400 increase in Omagine stockholders’ equity and a $287,445,600 increase in non-controlling interests in LLC). (See: Note 2 – “Inventory and Property”).

Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results as determined at a later date could differ from those estimates. In recording $718,614,000 in the accompanying consolidated financial statements for the year ended December 31, 2015 as the value of the non-cash consideration received by LLC as Land Rights, management relied to a great extent upon the written opinions of three expert valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such Land Value to inventory and land under development, management relied to a great extent upon the written opinion of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to record the Land Value in LLC’s financial statements. Both LLC’s independent auditor and the Company’s independent auditor are in agreement with and have consented to the accounting indicated in the accompanying consolidated financial statements for the year ended December 31, 2015. (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2015 and 2014 were $3,115,190 and $3,486,856, respectively. (See Note 7).

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

For the years ended December 31, 2015 and 2014, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2015	2014

Convertible Notes	159,171	148,173
Stock Options	3,273,000	3,265,000
Stock Appreciation Rights	1,455,000	–
Warrants	6,771,521	6,932,124
Total Common Shares Issuable	11,658,692	10,345,297

Non-controlling Interests in Omagine LLC - As of the date of this report LLC is owned 60% by Omagine. In May 2011, Omagine, JOL and three new investors (the “New Investors”) entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which Omagine’s 100% ownership of LLC was reduced to 60%.

The New Investors are:

i.	The Office of Royal Court Affairs (“RCA”), an Omani organization, and
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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the year ended December 31, 2015 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by the Royal Institution of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Land Rights valuations was 276,666,667 Omani Rials ($718,614,000).

LLC engaged the services of PricewaterhouseCoopers LLP (“PwC”) as its IFRS accounting consultant to definitively determine the correct method of recording the $718,614,000 average value of its Land Rights in its IFRS compliant financial statements. After receiving PwC’s written opinion, LLC then consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter and received Deloitte’s written opinion agreeing with the PwC opinion. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital, work-in-process (inventory) and land on LLC’s financial statements. With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that, pursuant to US GAAP, the Land Rights should also be recorded as capital, inventory and land.

In determining the allocations to inventory and to land, LLC followed the advice of Deloitte by computing the percentage (x) calculated by dividing (y) the area of the land LLC definitively knew it intended to sell, by (z) the total area of land constituting the Omagine Site, and then multiplying that percentage (x) by $718,614,000 to get the correct number (N) for inventory. The correct number for land was then calculated by subtracting N from $718,614,000. Using its detailed internal financial model, management calculated (x) to be equal to 68.3%, thereby making the inventory number $490,813,363 and the land number $227,800,637. In its consolidated financial statements therefore, the Company has divided the Land Rights between land under development which is held for sale (inventory) and land under development which is held for investment (PP&E). These percentage allocations may be modified over time as the more precise land uses become apparent during and after the master planning and construction processes.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31,	December 31,
	2015	2014

Travel Advances	$–	$5,000

Prepaid office salaries (Muscat, Oman office)	–	780

Prepaid rent (New York office)	1,767	–

Total	$1,767	$5,780

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	December 31,	December 31,
	2015	2014

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	78,727	63,726
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	51,195	43,696
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	18,007	13,007
Total	$397,929	$370,429

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV, LTD.

In July 2013, Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 in full and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 Omagine paid the 2014 YA Loan balance and the accrued interest thereon in full. On May 20, 2015, Omagine borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	December 31,	December 31,
	2015	2014

2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016)	$225,000	$–

2014 YA Loan - interest at 10% per annum, due and repaid in monthly installments of principal and interest through April 2015	–	225,000

Less: Unamortized debt discount at December 31, 2015 and 2014	(20,833)	(12,133)
Principal, net	204,167	212,867
Accrued interest	–	1,911
Total	$204,167	$214,778

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. (”YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).
2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.
3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2015 issuances.
4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 5, 2015, Omagine contributed an aggregate of 36,483 restricted Common Shares at the discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

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

On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate of the Non-U.S. Investor, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to Omagine of $3,040.

On October 26, 2105, Omagine sold an aggregate of 1,200,000 restricted Common Shares to three non-U.S. persons who are accredited investors (500,000 restricted Common Shares each to two investors and 200,000 restricted Common Shares to one investor) for aggregate proceeds to Omagine of $1,200,000.

On November 16, 2015, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the October 26, 2015 aforementioned sale of 1,200,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 33,334 restricted Common Shares valued at the discounted valuation of $60,000.

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

On March 21, 2014 pursuant to the SEDA, Omagine sold 13,597 Common Shares to YA for proceeds of $25,000.

On April 11, 2014, Omagine sold 150,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $150,000. At September 30, 2014, such non-U.S. person owned 1,195,300 Common Shares, or approximately 7.4% of the Common Shares then outstanding, and 441,120 Strategic Warrants (See Note 7).

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

On November 20, 2014, Omagine sold an aggregate of 400,000 restricted Common Shares at $2.00 per share to two non-U.S. persons who are accredited investors (150,000 shares to one investor and 250,000 shares to the other investor) for aggregate proceeds of $800,000. The two non-U.S. persons are family members of an Omagine stockholder who owned approximately 7.1% of the Common Shares outstanding at December 31, 2014.

On November 21, 2014, Omagine paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 400,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 20,000 restricted Common Shares valued at $40,000.

NOTE 7 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

Stock Options/Stock Appreciation Rights

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At December 31, 2015, there were 2,283,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan. At December 31, 2015, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the years ended December 31, 2015 and 2014 pursuant to both the 2003 Plan and the 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,285,000	$1.72	1.43	$1,100
Granted in Q1 2014	40,000	$1.80	5.06	–
Granted in Q4 2014	950,000	$2.55	1.01	–
Outstanding December 31, 2014	3,275,000	$1.97	1.24	$1,923,170

Exercisable at December 31, 2014	3,265,000	$1.97	1.24	$1,915,670

Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51	–	–
Granted in Q3 2015	1,455,000	$2.00	2.03	–
Outstanding December 31, 2015	4,728,000	$1.98	1.41	$26,240

Exercisable at December 31, 2015	4,728,000	$1.98	1.41	$26,240

Of the 3,273,000 Stock Options outstanding at December 31, 2015, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2016; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “ Fourth Extension”).

Of the 2,915,000 Strategic Options, an aggregate of 1,685,000 were granted to Omagine’s three officers, an aggregate of 125,000 were granted to Omagine’s independent directors and 1,000,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2016, is also a consultant to the Company. The Deputy Managing Director of LLC also holds 160,000 Stock Options granted pursuant to his consulting agreement which are not Strategic Options, exercisable at $1.25 per share and expiring on March 31, 2017.

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

 On March 28, 2014, Omagine granted to four persons an aggregate of 40,000 Stock Options exercisable at $1.80 per share and expiring on March 27, 2019. One such person is an Omagine independent director, one is an Omagine officer and two are consultants. The $55,376 estimated fair value of the 40,000 Stock Options was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.80 share price, (ii) a 5 year term, (iii) 106% expected volatility and (iv) 1.75% (5 year term) risk free interest rate. $51,914 of such estimated fair value was expensed in the year ended December 31, 2014, and $3,462 was expensed in the year ended December 31, 2015.

On June 30, 2015, a former Omagine director exercised 2,000 stock options at $0.51 per share.

On August 31, 2015, Omagine granted an aggregate of 1,455,000 Stock Appreciation Rights (“SARs”) to six persons exercisable at $2.00 per share and expiring on December 31, 2017. Of the 1,455,000 SARs, an aggregate of 750,000 were granted to three officers of Omagine,15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC. The $1,654,481 estimated fair value of the SARs was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.60 share price, (ii) 854 day term, (iii) 147% expected volatility, (iv) 0.28% (854 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the years ended December 31, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2014	–	–	–
Granted in Q1 2014	40,000	$1.80	5.00
Vested in Q1 2014	(30,000)	$1.80	4.81
Non-vested shares at December 31, 2014	10,000	$1.80	4.30

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at December 31, 2015	–	–	–

Issued and outstanding Stock Options and SARs (all non-qualified) as of December 31, 2015 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2016
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
	950,000	950,000	$2.55	December 31, 2016
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,728,000	4,728,000

A summary of information about Stock Options and SARs outstanding at December 31, 2015 is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	4,000	$0.85	0.38	4,000	$0.85
$ 1.01 - $2.00	3,624,000	1.80	1.46	3,624,000	1.80
$ 2.01 - $3.00	1,100,000	2.56	1.26	1,100,000	2.56
Totals	4,728,000	$1.98	1.41	4,728,000	$1.98

As of December 31, 2015, there was $1,080 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $540 in 2016 and $540 in 2017.

Warrants

As of December 31, 2015, Omagine had 6,771,521 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

The Tempest Warrants

On June 24, 2014, in connection with the sale of 362,308 restricted Common Shares to an investor (See Note 6), Omagine issued 1,000,000 Warrants to such investor, each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”). Both the exercise price of the Tempest Warrants and the number of Common Shares issuable upon exercise of the Tempest Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spin off.

The Tempest Warrants and the Common Shares issuable upon exercise of the Tempest Warrants are “restricted securities” as that term is defined in the Securities Law. The Tempest Warrants expire on June 23, 2016 and are not redeemable by Omagine.

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014, a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding at that time. On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to Omagine of $3,040. As of the date of this report there are 349,397 Tempest Warrants outstanding. (See Note 11).

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on February 11, 2015 which was declared effective by the SEC on February 13, 2015 and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on January 14, 2016 which was declared effective by the SEC on January 25, 2016 (the “Updated Warrant Registration”). The effective status of the Updated Warrant Registration will expire October 21, 2016. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

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

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	December 31,	December 31,
	2015	2014

U.S. federal net operating loss carry forwards	$6,375,000	$5,293,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,822,000	1,512,000
	8,197,000	6,805,000
Less: Valuation allowance	(8,197,000)	(6,805,000)
Total	$–	$–

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2015.

At December 31, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $18,215,000 expiring in various amounts from fiscal year 2017 to fiscal year 2035.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at December 31, 2015 and 2014.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York under a month to month lease from an unaffiliated third party. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2015 and which provides for an annual rental of $35,880. The Company’s rent expense for the years ended December 31, 2015 and 2014 was $167,113 and $159,382, respectively.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. At December 31, 2015 and 2014, Omagine had unpaid accrued officer’s compensation due to its President of $115,131 and $310,464, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll. On September 9, 2015, October 2, 2015 and December 7, 2015, the Company paid its Vice-President accrued officers’ payroll of $2,000, $3,200 and $2,500, respectively. At December 31, 2015 and 2014, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $137,905 and $171,575, respectively.

On January 1, 2015 the Company recommenced its bi-monthly payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At December 31, 2015 and 2014, Omagine had unpaid accrued officer’s compensation due to its Controller of $136,798 and $155,883, respectively.

Contingent Fee Payment Obligation

Depending on circumstances, LLC may execute an agreement with Michael Baker International (”Baker”) to hire Baker as its Program Manager and/or Project Manager (the potential “PM Contract”). Omagine has employed Baker to provide design and engineering services through the feasibility and engineering study phases of the Omagine Project. As part of its compensation agreement with Baker, Omagine agreed that it would be obligated to pay Baker the sum of $72,000 (the “Contingent Fee”) after LLC signed the DA with the Government of Oman. Omagine paid Baker the Contingent Fee in October 2015.

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

Omagine Project

The Omagine Project is planned to be developed on one million square meters (equal to approximately 245 acres) of beachfront land facing the Gulf of Oman just west of the capital city of Muscat and nearby Muscat International Airport (the “Omagine Site”). LLC has signed a Development Agreement (“DA”) and a Usufruct Agreement (“UA”) for the Omagine Project with the Government of Oman. (See “Development Agreement and Usufruct Agreement” below). The Omagine Project is planned to be an integration of cultural, heritage, entertainment and residential components including a high-culture theme park and associated buildings, shopping and retail establishments, restaurants and approximately 2,100 residences.

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

The Land Rights give LLC extensive rights over the land constituting the Omagine Site including the right to sell such land on a freehold basis. On July 2, 2015, the UA was registered by the Government and a Land Rights registration fee of 20,250 Omani Rials ($52,650) was paid by LLC to the Government (and expensed in the accompanying consolidated statements of operations for the year ended December 31, 2015), which registration legally perfected LLC’s ownership of the Land Rights.

The five year period commencing on the Operative Date is a rent free period and thereafter LLC will pay annual rent to the Government based on only the built but unsold commercial area of the Omagine Project (approximately 150,000 square meters) or approximately 45,000 Omani Rials ($117,000) per year based on the current annual per square meter fee of 0.300 Omani Rials ($0.78). The term of the DA is 20 years and the term of the UA is 50 years (renewable) commencing from the Operative Date. The UA and the DA provisions relevant to the UA survive the expiration of the term of the DA.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of December 31, 2015, Omagine had (a) invested 90,000 Omani Rials ($234,000) into LLC, and (b) made an aggregate of 210,000 Omani Rials ($546,000) of cash advances to LLC against the OMAG Final Equity Investment.

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125). Additionally, pursuant to the Shareholder Agreement, RCA agreed to invest the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC. The Land Rights represents the value to LLC of the land previously owned by His Majesty Sultan Qaboos bin Said, the ruler of Oman, which His Majesty transferred to MOT on condition it be used for development of the Omagine Project.

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014 respectively, Omagine’s accounts payable included $32,148 and $13,603 due to its officers and directors.

For the year ended December 31, 2015, the Company expensed a total of $223,000 for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

NOTE 11 – SUBSEQUENT EVENTS

On January 15, 2016, Omagine contributed 61,001 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 15, 2016, Omagine issued 38,462 restricted Common Shares valued at $50,000 to each of the Corporation’s three independent directors based on the $1.30 closing price of the Corporation’s Common Stock on December 31, 2015 for the 50% non-cash payment of the $100,000 annual retainer due them.

On March 15, 2016, Omagine and an investment fund, YA II PN, Ltd. (p/k/a YA Global Master SPV, Ltd.) (“YA II”) entered into a loan agreement (the “2016 Loan Agreement”) pursuant to which the Company borrowed six hundred thousand dollars ($600,000) for a term of one year at an annual interest rate of ten percent (10%). The Company previously entered into a $500,000 loan agreement with YA II on May 25, 2015 (the “2015 Loan Agreement”). Pursuant to the 2016 Loan Agreement the Company agreed to pay (a) the remaining $150,000 principal balance and remaining accrued interest of $575 on its 2015 Loan Agreement due as of March 15, 2016, and (b) agreed to pay a $60,000 commitment fee to YA Global II SPV LLC, an affiliate of YA II. The $389,425 proceeds of the 2016 Loan Agreement were received on March 15, 2016. YA II is also a party to the Standby Equity Distribution Agreement with the Company executed on April 22, 2014 (the “2014 SEDA).

On April 5, 2016, the president of the Company purchased 56,000 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016. The total purchase price of $50,400 was paid to the Company by the $50,400 reduction in the accrued salary and expenses owed by the Company to the president.

On April 6, 2016, three independent directors of the Company each purchased 27,778 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased. The aggregate purchase price of $75,000 was paid to the Company by the $25,000 reduction in accrued director’s fees owed by the Company to each of the independent directors.

On April 12, 2016, the Company sold 700,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $504,000.

