Form 10-Q
period 2016-03-31
Omagine, Inc.
filed 2016-05-16
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of May 16, 2016, the Registrant had outstanding 19,770,241 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM  1:  FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$321,897	$324,703
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	10,737	1,767

Total Current Assets	491,145,997	491,139,833

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(150,105)	(148,894)
Total Property and Equipment	227,810,534	227,811,745

OTHER ASSETS	3,862	33,762

TOTAL ASSETS	$718,960,393	$718,985,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$399,785	$397,929
Note payable and accrued interest - YA Global Master SPV, Ltd. (less unamortized discount of $57,500 and $20,833, respectively)	545,295	204,167
Accounts payable	474,160	340,290
Accrued officers payroll	406,276	389,834
Accrued expenses and other current liabilities	154,249	155,330
Total Current Liabilities	1,979,765	1,487,550
Long Term Liabilities	–	–

TOTAL LIABILITIES	1,979,765	1,487,550

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	–	–

Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 18,904,700 shares in 2016 and 18,728,313 in 2015	18,905	18,728
Capital in excess of par value	468,877,862	468,651,654
Deficit	(39,063,792)	(38,342,692)
Total Omagine, Inc. stockholders' equity	429,832,975	430,327,690
Noncontrolling interests in Omagine LLC	287,147,653	287,170,100

Total Stockholders' Equity	716,980,628	717,497,790

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,960,393	$718,985,340

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Total revenue	$–	$–

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $226,385 and $76,385, respectively)	351,968	170,135
Professional fees	44,606	55,107
Consulting fees (including stock-based compensation of $ 0 and $10,316, respectively)	77,836	205,294
Travel	149,835	138,885
Occupancy	16,516	40,469
Other selling general and administrative	65,793	92,496
Total Costs and Expenses	706,554	702,386

OPERATING LOSS	(706,554)	(702,386)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(23,333)	(9,750)
Interest expense	(13,660)	(11,815)
Other (Expense) - Net	(36,993)	(21,565)

NET LOSS	(743,547)	(723,951)

Add net loss attributable to noncontrolling interests in Omagine LLC	22,447	33,977

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(721,100)	$(689,974)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	18,875,626	16,936,153

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2013	14,935,038	$14,935	$25,987,795	$(27,508,439)	$(25,952)	$(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	26,214	–	–	26,248

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	218,941	219	309,781	–	–	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	149,914	–	–	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	76,177	–	–	76,250

Issuance of Common Stock for cash	1,004,629	1,004	1,486,096	–	–	1,487,100

Issuance of Common Stock for finders' fees on restricted Common Stock sales	46,000	47	76,121	–	–	76,168

Exercise of Tempest Warrants	490,000	490	663,010	–	–	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	(9,010)	–	–	(9,020)

Stock Option expense	–	–	3,486,856	–	–	3,486,856

Adjustments for noncontrolling interests in Omagine LLC	–	–	–	–	(53,669)	(53,669)

Net loss	–	–	–	(5,160,960)	–	(5,160,960)

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	–	–	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	–	–	9,450

Issuance of Common Stock for cash	206,281	206	219,794	–	–	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	–	–	120,000

Stock Options exercised by former Director	2,000	2	1,018	–	–	1,020

Exercise of Tempest Warrants	160,603	161	252,879	–	–	253,040

Issuance of Common Stock for finders' fees on restricted Common Stock sales	41,245	41	72,459	–	–	72,500

Issuance of Common Stock for Directors' Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	–	–	100,000

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	17,696	18	24,982	–	–	25,000

Issuance of Restricted Common Stock for cash	1,230,886	1,230	1,238,470	–	–	1,239,700

Stock Option expense	–	–	4,001	–	–	4,001

Stock Option expense - Extension of Strategic Options (1,965,000 to December 31, 2016)	–	–	915,493	–	–	915,493

Stock Option expense - Extension of Strategic Options (950,000 to December 31, 2016)	–	–	541,215	–	–	541,215

Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	–	–	1,654,481	–	–	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC	–	–	431,168,400	–	287,445,600	–718,614,000

Adjustments for noncontrolling interests in Omagine LLC	–	–	–	–	(195,879)	(195,879)

Net loss	–	–	–	(5,673,293)	–	(5,673,293)

Balances at December 31, 2015	18,728,313	$18,728	$468,651,654	$(38,342,692)	$287,170,100	$717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	$61	$76,189	$–	$–	$76,250

Issuance of Common Stock for Directors' Compensation for services January 1, to March 31, 2016	115,386	$116	$149,884	$–	$–	$150,000

Stock Option expense	–	$–	$135	$–	$–	$135

Adjustments to noncontrolling interests in Omagine LLC	–	$–	$–	$–	$(22,447)	$(22,447)

Net loss	–	$–	$–	$(721,100)	$–	$(721,100)

Balance at March 31, 2016 (Unaudited)	18,904,700	$18,905	$468,877,862	$(39,063,792)	$287,147,653	$716,980,628

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(721,100)	$(689,974)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(22,447)	(33,977)
Depreciation and amortization	24,544	10,645
Stock-based compensation related to stock options	135	1,000
Issuance of Common Stock for consulting fees	–	9,450
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors' fees	150,000	–
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	20,930	(28,130)
Accrued interest on notes payable	4,651	5,803
Accounts payable	133,870	41,906
Accrued officers' payroll	16,442	(52,792)
Accrued expenses and other current liabilities	(1,081)	(29,132)
Net cash flows used by operating activities	(317,806)	(688,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	–
Net cash flows used by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	–	(115,000)
Proceeds from sale of Common Stock	–	220,000
Principal payments on 2015 note payable to YA Global Master SPV, Ltd.	(225,000)	–
Proceeds of issuance of 2016 note payable to YA Global Master SPV Ltd. net of $60,000 commitment fee	540,000	–
Net cash flows provided by financing activities	315,000	105,000

NET (DECREASE) INCREASE IN CASH	(2,806)	(583,951)

CASH BEGINNING OF PERIOD	324,703	1,113,679

CASH END OF PERIOD	$321,897	$529,728

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$300	$1,100

Interest paid	$8,996	$4,675

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLCs name with the Government. On November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The loan, which was subject to satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing is that the loan be secured by a $25,000,000 cash deposit in an LLC account at the Qatari bank. Contingent upon the closing of such loan and/or contingent upon the general contractor advancing $10 million to LLC upon execution of the construction contract, commencement of these first phase activities is expected to begin promptly thereafter. (See Note 9 – “Omagine Project”).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2016 and December 31, 2015, cash included approximately $7,500 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At March 31, 2016 and December 31, 2015, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 acquisition of the Land Rights. (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the three month periods ended March 31, 2016 and 2015 were $135 and $1,001, respectively. (See Note 7).

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

For the three month periods ended March 31, 2016 and 2015, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2016	2015

Convertible Notes	159,913	150,884
Stock Options	3,273,000	3,265,000
Stock Appreciation Rights	1,455,000	–
Warrants	6,771,521	6,932,124
Total Common Shares Issuable	11,659,434	10,348,008

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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the three months ended March 31, 2016 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
	2016	2015

Prepaid rent (New York office)	$10,737	$1,767

Total	$10,737	$1,767

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	March 31,	December 31,
	2016	2015

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	82,466	78,727
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	53,065	51,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	14,254	18,007
Total	$399,785	$397,929

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA GLOBAL MASTER SPV, LTD.

In July 2013, Omagine borrowed $200,000 from YA Global Master SPV, Ltd. (“YA”) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 in full and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 Omagine paid the 2014 YA Loan balance and the accrued interest thereon in full. On May 20, 2015, Omagine borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”). On March 15, 2016 Omagine paid the 2015 Loan balance and the accrued interest thereon in full and borrowed an additional $600,000 from YA via a fourth unsecured loan (the “2016 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	March 31,	December 31,
	2016	2015

2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016)	$–	$225,000

2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($60,000 in April 2016 and May 2016, $50,000 monthly June to August 2015, $45,000 in September 2016, $35,000 in October and November 2016, $40,000 in December 2016, $45,000 in January 2017, $60,000 in February 2017 and $70,000 in March of 2017)	600,000

Less: Unamortized debt discount at March 31, 2016 and December 31, 2015	(57,500)	(20,833)
Principal, net	542,500	204,167
Accrued interest	2,795	–
Total	$545,295	$204,167

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA Global Master SPV, Ltd. (”YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).
2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.
3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances and an 18% restricted stock discount for 2015 issuances.
4	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 16, 2016, Omagine contributed an aggregate of 61,001 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 16, 2016, Omagine issued 38,462 restricted Common Shares to each of three independent directors for services to be rendered from January 1, 2016 to December 31, 2016 for an aggregate value of $150,000.

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

A summary of Stock Option and SARs activity for the three month periods ended March 31, 2016 and 2015 pursuant to both the 2003 Plan and the 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Outstanding March 31, 2015	3,275,000	$1.97	0.99	$400,670

Exercisable at March 31, 2015	3,275,000	$1.97	0.99	$400,670

Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Outstanding March 31, 2016	4,728,000	$1.98	1.16	$560

Exercisable at March 31, 2016	4,728,000	$1.98	1.16	$560

Of the 3,273,000 Stock Options outstanding at March 31, 2016, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2016; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”).

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

On August 31, 2015, Omagine granted an aggregate of 1,455,000 Stock Appreciation Rights (“SARs”) to six persons exercisable at $2.00 per share and expiring on December 31, 2017. Of the 1,455,000 SARs, an aggregate of 750,000 were granted to three officers of Omagine, 15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC. The $1,654,481 estimated fair value of the SARs was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.60 share price, (ii) 854 day term, (iii) 147% expected volatility, (iv) 0.28% (854 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the three month periods ended March 31, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at March 31, 2015	–	–	–

Non-vested shares at January 1, 2016	–	–	–
Non-vested shares at March 31, 2016	–	–	–

Issued and outstanding Stock Options and SAR’s (all non qualified) as of March 31, 2016 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2011	4,000	4,000	$0.85	May 16, 2016
2012	1,965,000	1,965,000	$1.70	December 31, 2016
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2016
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,728,000	4,728,000

A summary of information about Stock Options and SARs outstanding at March 31, 2016 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50 - $1.00	4,000	$0.85	0.13	4,000	$0.85
$ 1.01 - $2.00	3,624,000	1.80	1.21	3,624,000	1.80
$ 2.01 - $3.00	1,100,000	2.56	1.00	1,100,000	2.56
Totals	4,728,000	$1.98	1.16	4,728,000	$1.98

As of March 31, 2016, there was $945 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $405 in 2016 and $540 in 2017.

Warrants

As of March 31, 2016, Omagine had 6,771,521 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	March 31,	December 31,
	2016	2015

U.S. federal net operating loss carry forwards	$6,458,000	$6,375,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,845,000	1,822,000
Total	8,303,000	8,197,000
Less: Valuation allowance	(8,303,000)	(8,197,000)
Net	$–	$–

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at March 31, 2016. At March 31, 2016, the Company had U.S. federal net operating loss carry forwards of approximately $18,451,000 expiring in various amounts from fiscal year 2017 to fiscal year 2036.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at March 31, 2016 and December 31, 2015.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York under a month to month lease from an unaffiliated third party. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year prepaid lease which commenced in January 2016 and which provides for an annual rental of $35,880. The Company’s rent expense for the three month periods ended March 31, 2016 and 2015 was $16,516 and $40,469, respectively.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. At March 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its President of $121,349 and $115,131, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll. On September 9, 2015, October 2, 2015 and December 7, 2015, the Company paid its Vice-President accrued officers’ payroll of $2,000, $3,200 and $2,500, respectively. At March 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $143,504 and $137,905, respectively.

On January 1, 2015 the Company recommenced its bi-monthly payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At March 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Controller of $141,423 and $136,798, respectively.

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

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA shall terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined) (i.e. February 1, 2017), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (See Note 6).

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

The Land Rights give LLC extensive rights over the land constituting the Omagine Site including the right to sell such land on a freehold basis. On July 2, 2015, the UA was registered by the Government and a Land Rights registration fee of 20,250 Omani Rials ($52,650) was paid by LLC to the Government (and expensed in the consolidated statements of operations for the three months ended September 30, 2015), which registration legally perfected LLC’s ownership of the Land Rights.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2016 and December 31, 2015 respectively, Omagine’s accounts payable included $61,666 and $32,148 due to its officers and directors.

For the three months ended March 31, 2016 and 2015, the Company expensed a total of $42,000 and $20,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

NOTE 11 – SUBSEQUENT EVENTS

On April 5, 2016, the president of the Company purchased 56,000 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on such date of purchase. The total purchase price of $50,400 was paid to the Company by the $50,400 reduction in the accrued salary and expenses owed by the Company to the president.

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

On April 22, 2016, the Company agreed to issue 24,207 restricted shares of Common Stock to the holders of a Convertible Promissory Note in satisfaction of the aggregate amount of $30,984 representing the principal amount and accrued interest.

On April 25, 2016, the Company paid $300,000 to the entity controlled by the Deputy Managing Director of Omagine LLC (See Note 10, paragraph 2) for the Company to serve as the Title Sponsor Partner for a United Nations related event.

On May 16, 2016 an independent director of the Company exercised 2,000 stock options at $0.85 per share of Common Stock for proceeds to the Company of $1,700 which was paid in exchange for accrued but unpaid director’s fees due him.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to the Shareholder Agreement:

➢	A “Financing Agreement” is a legally binding agreement between LLC and an investment fund, lender or other person, pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project, and

➢	The first “Financing Agreement Date” is the day upon which LLC and a bank, investment fund, lender or other person first execute and deliver a Financing Agreement”), and

➢	The “Contract Date” is the day on which LLC and CCC-Oman execute a contract (the “CCC Contract”) appointing CCC-Oman as the general contractor for the Omagine Project.

Between November 2015 and the date hereof:

➢	On November 9, 2015, LLC received a term sheet from Masraf Al Rayan (the “Qatari Bank”) outlining the terms of a proposed agreement (the “Al Rayan Loan Agreement”) between LLC and the Qatari Bank pursuant to which the Qatari Bank would agree to provide $25 million of debt financing to LLC (the “Al Rayan Bank Loan”) to finance the first phase of the design and construction of the Omagine Project (the “First Phase”). See Exhibit 10.36.

➢	On November 29, 2015, LLC and the Qatari Bank signed a definitive agreement with respect to the Al Rayan Bank Loan. See Exhibit 10.37.

➢	On December 4, 2015, Omagine LLC management met with the president of CCIC and senior CCIC executives in Athens, Greece and presented the Al Rayan Loan Agreement which was happily received by all and it was agreed that we would finalize the CCC Contract as soon as possible and that CCC-Oman and CCC-Panama would then make their Deferred Investments into Omagine LLC.

➢	Between December 2015 and the date hereof, we have held multiple meetings with CCIC, CCC-Oman and RCA in Muscat, Dubai, Athens, Abu Dhabi and London in an effort to conclude the foregoing arrangements and sign the CCC Contract. All parties are willing but the reality of the current economic scene and the effect it is having on bank liquidity and therefor on future requirements that LLC will have for construction financing (“Project Finance”) was well recognized by all LLC shareholders.

➢	As previously disclosed, LLC management, the LLC Shareholders, (and their financial and operations advisers) estimate that the future Project Finance requirement will be between approximately $350 to $400 million --- but importantly this Project Finance agreement does not need to be in place for at least another 12 months from now after the design, masterplanning and engineering studies and associated tasks (the “Initial Activities”) are completed.

➢	Also as previously disclosed, LLC management, the LLC Shareholders and their financial and operations advisers estimate that the budget to undertake and substantially complete the Initial Activities over the next 12 to 18 months is approximately $20 million.

➢	Members of LLC management remains engaged with the CCIC, RCA and our London lawyers (CMS) and other financial and operations advisers – all of whom are cooperatively working together – to do the necessary to bring the Omagine Project to an early start and to a successful conclusion.

➢	Extensive financial negotiations and legal re-drafting of multiple versions of the CCC Contract and of the Amended & Restated Shareholder Agreement have occurred during this December 2015 to the present time period as a result of and in tandem with each other for the sole purpose of assuring this project is undertaken and completed as envisioned by all the LLC Shareholders.

➢	Everyone is aligned to do the necessary to make this happen – in spite of the present challenging economic environment in the region.

➢	In this regard, and importantly, given the present liquidity issues at local banks, the matter of project construction debt financing (“Project Finance”) is an issue that now moved to the forefront of all developer’s and contractor’s agendas (from its previously more relaxed and deferred position). The required Project Finance for the Omagine Project – or any project – is not really needed until after the masterplanning and design phase is complete or near complete (in our case, the $20 to $25 million First Phase). Given present economic strains however, developers and contractors are well advised to seek to lock up a project finance commitment early on rather than waiting to start a syndication at a later date in the first phase process (in our case approximately 8 to 12 months after starting the First Phase).

➢	Further in this regard, as an exercise in caution, management re-opened its earlier informal contacts with several Chinese contractors active in the GCC. Subsequently in February 2016, management traveled to Beijing and Hong Kong, China where we held high level discussions with the headquarters’ executive leadership of two of China’s leading building contractors – each of which is multiple times the size of CCIC. These discussions are well advanced at present and negotiations with the larger of the two Chinese contractors are at an advanced stage.

➢	The proposal being discussed with each of such Chinese contractor is identical and includes a requirement for the award of the Omagine Project construction contract to the Chinese contractor (as a sub-contractor to CCC-Oman) if, and only if, BOTH of the following conditions are fulfilled: (i) an investment into LLC by the contractor (or its parent company), and (ii) the Chinese contractor (or its parent company) must arrange for the Project Finance for the Omagine Project.

➢	Chinese banks have no such liquidity issue as mentioned above and they are moreover encouraged and directed by the Chinese Government to support their overseas Chinese contractors in this manner. Management is presently cautiously optimistic that it can arrange a transaction involving both CCIC and one of the Chinese contractors which will be beneficial to all parties concerned. No assurance however can be given at this time that management will be successful in this endeavor.

➢	Management has had discussions with Masraf Al Rayan throughout and although the Al Rayan Loan Agreement is still valid and on offer as of the date hereof, no assurance can be given as of the date hereof that the Al Rayan Bank Loan will continue to remain on offer or that it actually will be utilized by LLC. [See: “The Al Rayan Bank Loan” and “The First Phase”, below].

➢	An agreement has been reached with CCIC regarding a new structure of the CCC Contract whereby CCC-Oman would be the general contractor and the Managing Contractor (but not necessarily the actual builder) and would oversee and manage the Chinese sub-contractor and CCIC would be paid a fixed fee for this. Any and all other sub-contracts will be awarded based on a competitive sealed-bidding process managed by LLC (in which CCC-Oman may participate where they felt they could be competitive – e.g. earth works, infrastructure, building cores, etc.) – but if CCC-Oman did any actual construction work their fixed supervision fee would be waived for that portion of the work.

➢	But the matter of financing the Initial Activities remained and this has now been resolved by CCIC voluntarily agreeing to (i) advance $10 million of its $16 million CCC-Oman investment immediately upon signing of the CCC Contract (even if we don’t access the Masraf Al Rayan Loan), and (ii) stepping aside from its CCC-Panama investment and allowing the Chinese contractor (or other investor) to take up this 10% equity in LLC (at a higher price than CCC-Panama would have had to invest), and (iii) amending all existing agreements as required and signing the CCC Contract and amended Shareholder Agreement as may be required to accomplish all of the foregoing.

➢	In short,CCIC has agreed to take substantial risk to advance the Omagine Project’s early implementation and successful conclusion. Management views this as a very reasonable outcome. Management is at this moment crafting and drafting all the required contracts and agreements with its lawyers, CCIC and RCA to memorialize the foregoing and intends to stay focused on this process until its expected conclusion in the next few weeks.

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

In order to bring the Omagine Project to its present state, Omagine expended (i) approximately $21 million of Pre-Development Expenses through the October 2014 DA signing date, and (ii) an additional approximately $6.2 million since the October 2014 DA signing date, to finance LLC’s pre-development activities. As of January 31, 2016, Omagine has paid pre-development expenses of approximately $27.2 million on behalf of Omagine LLC. All such pre-development expenses will be liabilities of LLC reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may likely be amended) (See: “Pre-Development Expenses / Post-DA Pre-Development Expenses”, below).

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

Omagine, Inc. has 19,770,241 shares of its Common Stock issued and outstanding as of May 16, 2016.

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the First Phase, any other phase or all of the Project, [this condition is now satisfied by the term sheet which LLC has received from the Qatari Bank] (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016 (this condition 2 is not yet satisfied and is expected to be extended as mentioned above if and when the Operative Date is extended), (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016. Company management has had informal discussions with the concerned government officials and management is confident that given the present economic conditions referred to above (of which the Government is keenly aware), the Company will be granted an extension of time on many of such due dates similar to the extension of the Operative Date to July 1, 2015 already previously granted by the Government.

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

●	In November 2014, LLC engaged the Oman office of Savills (http://www.savills.com/ (“Savills”) operating as Arabian Real Estate LLC (http://www.savills.om). Savills provides real estate services from over 600 offices worldwide, is listed on the London Stock Exchange, and is a FTSE 250 Index company.

●	In December 2014, LLC engaged DTZ International Ltd., a Dubai, UAE firm with extensive experience in Oman (http://www.dtzglobal.com) (“DTZ”). DTZ is one of the top three global commercial real estate service companies, with more than 28,000 employees operating across more than 260 offices in 50 countries and $63 billion in transaction volume.

●	In January 2015, LLC engaged Jones Lang LaSalle, UAE Limited, Dubai Branch (http://www.jll-mena.com/mena/en-gb/locations/Our-locations-in-MENA/dubai) (“JLL”). JLL has 53,000 employees operating across more than 230 offices in 80 countries.

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

“The Present State of Affairs – An Overview”, above:

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

The CCC Contract

Descriptions of the draft CCC Contract as previously disclosed during 2015 are no longer accurate or operative as we have now agreed to a management type General Contractor agreement with CCC-Oman based on a flat fee. Discussions are ongoing with respect to all the details of this agreement and management remains engaged with CCIC, RCA and our London lawyers and other financial and operations advisors until such time as this draft is finalized.

Agreement was – once again - reached with CCC and management proceeded to London to meet with LLC’s lawyers for the final contract review. In the intervening two days however, CCC once again indicated some confusion with respect to what it had agreed to in writing and matters are unsettled at the time of this writing but should be clarified in the coming days.

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

Such a contract approach conceivably could have CCC perform as construction manager in addition to general contractor with liability for the quality and scheduled performance off all sub-contractors as is now under discussion. CCC would have the ability to be part of the bidding process for any Section of the project as described below but would not earn its flat fee for any such Section it actually constructed itself rather than managed.

LLC would manage the bidding and competitive process and would choose any of the subcontractors, however CCC would be responsible for managing such subcontractors. CCC regularly employs various subcontractors for its numerous projects and that approach for the Omagine Project under the CCC Contract would include such subcontractors for which there is an ample supply of qualified choices in Oman. If the CCC contract process concludes it will be presented to the LLC Shareholders for their consideration and expected approval. The CCC Contract is complex and interconnected with investment considerations.

The CCC Contract as presently agreed with CCC will still call for the construction work required for the entire Omagine Project to be sub-divided into Sections. Each Section will then be executed by a sub-contractor to CCC-Oman pursuant to the relevant written “Notice to Proceed” issued by LLC with respect to such Section. The Notice to Proceed for any Section contains the relevant design and specifications for the work comprising that Section as well as any Section specific instructions or information.

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

The First Phase, which includes among other things the construction activities to be enumerated in the Notice to Proceed for Lettered Section A of the CCC Contract (“Section A”), will require the approximately $25 million of financing which management planned to have been provided by the Al Rayan Bank Loan and the Deferred Cash Investments described above. This plan was modified by ongoing discussions with CCIC which were concluded successfully - and in writing but which now are once again subject to “some confusion” on CCIC’s part.

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

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors interested in becoming shareholders of LLC, including sovereign funds, investment funds and high net-worth individuals from Europe, China, and several MENA Region countries, and

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during its planned multiple sales releases beginning in 2017 will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but in our March 31, 2016 unaudited financial statements included in this report and in our December 31, 2015 audited financial statements that expression of concern has been removed. Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. In April 2016, Omagine sold 700,000 restricted Common Shares to an accredited investor for proceeds to Omagine of $504,000, and the aggregate of 139,334 restricted Common Shares were sold to the Company’s president and three independent directors for aggregate proceeds to Omagine of $125,400.

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

THREE MONTHS ENDED MARCH 31, 2016 vs.

THREE MONTHS ENDED MARCH 31, 2015

The Company did not generate any revenue or incur any cost of sales during the three month periods ended March 31, 2016 and 2015. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $706,554 during the three months ended March 31, 2016 compared to $702,386 during the three months ended March 31, 2015. This $4,168 (1%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors compensation including stock based compensation ($181,833), travel ($10,950) offset by decreases in consulting fees including stock based compensation ($127,458), other selling general and administrative costs ($26,703), occupancy costs ($23,953) and professional fees ($10,501).

The Company sustained a net loss of $721,100 for the three months ended March 31, 2016 compared to a net loss of $689,974 for the three months ended March 31, 2015. This $31,126 (5%) increase in the Company's net loss for the three months ended March 31, 2016 compared to the prior period was principally attributable to the $4,168 increase in SG&A Expenses mentioned above and an increases in amortization of debt discounts ($13,583), increase in interest expense ($1,845) and an decrease in net loss attributable to noncontrolling interests in LLC ($11,530).

Liquidity and Capital Resources

The Company incurred net losses of $721,100 and $689,974 during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company had a decrease in cash of $2,806 resulting from the negative cash flow of $317,806 from operating activities offset by a positive cash flow of $315,000 from financing activities. Financing activities for the three months ended March 31, 2016 consisted of proceeds of $540,000 from a note payable to YA Global Master SPV, Ltd. (the 2016 YA Loan) offset by payment of five monthly installments totaling $225,000 for the 2015 YA Loan.

The Company had $0 in capital expenditures for the three months ended March 31, 2016.

At March 31, 2016, the Company had $491,145,997 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Company’s consolidated financial statements), $321,897 of cash and $10,737 of prepaid expenses and other current assets. The Company's current liabilities at March 31, 2016 totaled $1,979,765 consisting of $399,785 of convertible notes payable and accrued interest, $545,295 of note payable and accrued interest, $628,409 of accounts payable and accrued expenses and $406,276 of accrued officers’ payroll. At March 31, 2016, the Company had working capital of $489,166,232 compared to a working capital of $489,652,283 at December 31, 2015. Thirty-six percent (36%) of the $1,979,765 of current liabilities at March 31, 2016 ($709,061) is due and owing to officers and/or directors of Omagine.

The $486,051 decrease in the Company's working capital at March 31, 2016 compared to December 31, 2015 is attributable to the increase in current liabilities ($492,215) decrease in cash ($2,806) and an increase in prepaid expenses and other current assets ($8,970). The Company’s liabilities at March 31, 2016 increased compared to December 31, 2015 due to increases in notes payable and accrued interest ($341,128), accounts payable, accrued expenses and other current liabilities ($132,789), accrued officers’ payroll ($16,442) and convertible notes payable and accrued interest ($1,856).

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

Strategic Warrants

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On January 14, 2016, Omagine filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration effective January 25, 2016. The effective status of the Updated Warrant Registration will expire on October 21, 2016. Pursuant to a Board of Directors resolution dated August 12, 2015, all the expiration date of all Strategic Warrants was extended from December 31, 2015 to December 31, 2016. All other terms and conditions of the Strategic Warrants remained unchanged.

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

Any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount and Post-DA Pre-Development Expenses in excess of $21.3 million. (See: “Financial Advisor”, and “The Shareholder Agreement”, “LLC Capital Structure”, “Pre-Development Expenses / Post-DA Pre-Development Expenses”, above), and (vii) our then current cash requirements.

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

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.14, 10.15 and 10.18.

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

On May 20, 2015, the Company and YA entered into a third loan agreement (the “2015 YA Loan Agreement”). Pursuant to the 2015 YA Loan Agreement, the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2015 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2015 YA Loan Agreement the Company agreed to pay a $50,000 commitment fee with respect to the 2015 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). The $500,000 proceeds of the 2015 YA Loan was received by the Company on May 21, 2015 and the $50,000 commitment fee was paid to the Affiliate. The foregoing summary of the terms of the 2015 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.25; 10.26; and 10.27 respectively. On March 15, 2016, the Company and YA entered into another loan agreement (the “2016 YA Loan Agreement”). Pursuant to the 2016 YA Loan Agreement, the Company borrowed six hundred thousand dollars ($600,000) from YA (now named YA II PN, Ltd.) (the “2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2016 YA Loan Agreement the Company agreed to pay off the $150,575 balance due as of March 15, 2016 under the 2015 YA Loan Agreement and to pay a $60,000 commitment fee with respect to the 2016 YA Loan to YA Global II SPV LLC, the Affiliate. At the closing on March 15, 2016 of the 2016 YA Loan, the appropriate amounts representing the balance due under the 2015 YA Loan Agreement and the commitment fee for the 2016 YA Loan were deducted from the $600,000 principal balance of the 2016 YA Loan and paid to YA and the Affiliate. The $349,425 proceeds of the 2016 YA Loan were received by the Company on March 15, 2016. Omagine presently anticipates that the 2016 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the 2016 YA Loan.

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

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in the first three months of 2016. We expect, assuming we are able to close one or more of the debt facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Al Rayan Bank Loan, Debt Facilities and other project financing and Syndicated Bank Financing for the Omagine Project.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 1A - Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14, 2016.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

On April 5, 2016, the president of the Company purchased 56,000 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016 for proceeds of $50,400.

On April 6, 2016, three independent directors of the Company each purchased 27,778 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased for aggregate proceeds of $75,000.

On April 12, 2016, the Company sold 700,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $504,000.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the three month period ended March 31, 2016.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (27)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (24)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.15	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by Omagine and YA (24)
10.28	The 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 Omagine $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by Omagine and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between Omagine LLC and Masraf Al Rayan bank (27)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.9, Usufruct Agreement (24)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.10 (24)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Evaluation Report (24)
99.6	The JLL Final Valuation Report (24)

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: May 16, 2016	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 16, 2016	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

