Form 10-Q
period 2016-06-30
Omagine, Inc.
filed 2016-08-22
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

As of August 22, 2016, the Registrant had outstanding 19,825,459 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM  1:  FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$353,157	$324,703
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	-	1,767

Total Current Assets	491,166,520	491,139,833

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2) Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(151,316)	(148,894)
Total Property and Equipment	227,809,323	227,811,745

OTHER ASSETS	7,571	33,762

TOTAL ASSETS	$718,983,414	$718,985,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$375,225	$397,929
Note payable and accrued interest - YA Global Master SPV, Ltd. (less unamortized discount of $82,500 and $20,833, respectively)	749,267	204,167
Accounts payable	480,562	340,290
Accrued officers payroll	316,008	389,834
Accrued expenses and other current liabilities	160,075	155,330
Total Current Liabilities	2,081,137	1,487,550
Long Term Liabilities	-	-

TOTAL LIABILITIES	2,081,137	1,487,550

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	-	-

Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 19,801,530 shares in 2016 and 18,728,313 in 2015	19,801	18,728
Capital in excess of par value	469,564,185	468,651,654
Deficit	(39,825,524)	(38,342,692)
Total Omagine, Inc. stockholders' equity	429,758,462	430,327,690
Noncontrolling interests in Omagine LLC	287,143,815	287,170,100

Total Stockholders' Equity	716,902,277	717,497,790

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,983,414	$718,985,340

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $75,135, $135, $301,520 and $76,520, respectively)	112,385	93,885	464,353	264,020
Professional fees	31,875	77,912	76,481	133,019
Consulting fees (including stock-based compensation of $0, $13,365, $0 and $23,681, respectively)	359,957	125,762	437,793	331,055
Travel	124,764	167,709	274,599	306,594
Occupancy	14,451	38,267	30,967	78,736
Other selling general and administrative	87,428	68,568	153,221	161,066
Total Costs and Expenses	730,860	572,103	1,437,414	1,274,490

OPERATING LOSS	(730,860)	(572,103)	(1,437,414)	(1,274,490)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(15,000)	(6,550)	(38,333)	(16,300)
Interest expense	(19,709)	(14,387)	(33,370)	(26,202)
Other (Expense) - Net	(34,709)	(20,937)	(71,703)	(42,502)

NET LOSS	(765,569)	(593,040)	(1,509,117)	(1,316,992)

Add net loss attributable to noncontrolling interests in Omagine LLC	3,838	43,432	26,285	77,409

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(761,731)	$(549,608)	$(1,482,832)	$(1,239,583)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.08)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	19,669,797	17,191,539	19,272,712	17,063,846

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2013	14,935,038	$14,935	$25,987,795	$(27,508,439)	$(25,952)	$(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	26,214	-	-	26,248

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	218,941	219	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on restricted Common Stock sales	46,000	47	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	(9,010)	-	-	(9,020)

Stock Option expense	-	-	3,486,856	-	-	3,486,856

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	(53,669)	(53,669)

Net loss	-	-	-	(5,160,960)	-	(5,160,960)

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020

Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040

Issuance of Common Stock for finders' fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500

Issuance of Common Stock for Directors' Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	17,696	18	24,982	-	-	25,000

Issuance of Restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700

Stock Option expense	-	-	4,001	-	-	4,001

Stock Option expense - Extension of Strategic Options (1,965,000 to December 31, 2016)	-	-	915,493	-	-	915,493

Stock Option expense - Extension of Strategic Options (950,000 to December 31, 2016)	-	-	541,215	-	-	541,215

Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest						-
in Omagine LLC	-	-	431,168,400	-	287,445,600	718,614,000

Omagine LLC	-	-	-	-	(195,879)	(195,879)

Net loss	-	-	-	(5,673,293)	-	(5,673,293)

Balances at December 31, 2015	18,728,313	$18,728	$468,651,654	$(38,342,692)	$287,170,100	$717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250

Issuance of Common Stock for Directors' Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000

Stock Option expense	-	-	270	-	-	270

Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400

Issuance of Common Stock for Directors' Cash Compensation for services January 1, to June 30, 2016	83,334	83	74,917	-	-	75,000

Issuance of Restricted Common Stock for cash	700,000	700	503,300	-	-	504,000

Conversion of Convertible notes payable liability into Common Stock	24,207	24	30,960	-	-	30,984

Issuance of Common Stock to a Director for the exercise of a stock option	2,000	2	1,698	-	-	1,700

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	31,289	31	24,969	-	-	25,000

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(26,285)	(26,285)

Net loss	-	-	-	(1,482,832)	-	(1,482,832)

Balances at June 30, 2016 (Unaudited)	19,801,530	$19,801	$469,564,185	$(39,825,524)	$287,143,815	$716,902,277

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(1,482,832)	$(1,239,583)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(26,285)	(77,409)
Depreciation and amortization	40,755	18,516
Stock-based compensation related to stock options	270	2,001
Issuance of Common Stock for finders' fees on restricted Common Stock sales	-	12,500
Issuance of Common Stock for consulting fees	-	9,450
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors' fees	225,000	-
Issuance of Common Stock for Note Payable and accrued Interest	30,984	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	27,958	(13,426)
Accrued interest on notes payable	(20,937)	17,479
Accounts payable	140,272	38,896
Accrued officers' payroll	(23,426)	(140,573)
Accrued expenses and other current liabilities	4,745	(30,063)
Net cash flows used by operating activities	(1,007,246)	(1,325,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,398)
Net cash flows used by investing activities	-	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on 2014 note payable to YA Global Master SPV, Ltd.	-	(225,000)
Proceeds from sale of Common Stock	529,000	220,000
Proceeds of 2015 note payable to YA Global Master SPV, Ltd. Net of $50,000 commitment fee	-	450,000
Proceeds from exercise of stock options	1,700	1,020
Principal payments on 2015 note payable to YA Global Master SPV, Ltd.	(225,000)	-
Proceeds of issuance of 2016 note payable to YA II PN Ltd. Net of $60,000 commitment fee	540,000	-
Principal payments on 2016 $600,000 note payable to YA II PN Ltd.	(170,000)	-
Proceeds of issuance of an additional 2016 note payable to YA II PN Ltd. net of $40,000 commitment fee	360,000	-
Net cash flows provided by financing activities	1,035,700	446,020

NET (DECREASE) INCREASE IN CASH	28,454	(886,340)

CASH BEGINNING OF PERIOD	324,703	1,113,679

CASH END OF PERIOD	$353,157	$227,339

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$300	$1,897

Interest paid	$38,591	$6,032

NON-CASH FINANCING ACTIVITIES

Issuance of Common Stock to an Executive Officer in payment of salaries payable	$50,400	$120,000

Receivable from the exercise of 158,228 Tempest Warrants at $1.58 per share (collected July 2, 2015)	$-	$250,000

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

Financial Instruments - Financial instruments include cash, convertible notes payable and accrued interest, notes payable and accrued interest, accounts payable, accrued officers’ payroll and accrued expenses and other current liabilities. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2016 and December 31, 2015, cash included approximately $4,300 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At June 30, 2016 and December 31, 2015, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 acquisition of the Land Rights. (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the three month periods ended June 30, 2016 and 2015 were $270 and $2,001, respectively. (See Note 7).

Earnings (Loss) Per Share - Basic earnings (loss) per share of Omagine’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of Common Shares and dilutive securities (stock options, warrants, stock appreciation rights and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the six month periods ended June 30, 2016 and 2015, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2016	2015

Convertible Notes	150,090	153,626
Stock Options	3,269,000	3,273,000
Stock Appreciation Rights	1,455,000	-
Warrants	6,422,124	6,773,896
Total Common Shares Issuable	11,296,214	10,200,522

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

The New Investors are:

i.	The Office of Royal Court Affairs (“RCA”), an Omani organization, and

ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 60 year old Lebanese multi-national company headquartered in Athens, Greece. In its fiscal years immediately prior to 2016, CCIC had approximately five and one-half (5.5) billion dollars in annual revenue and one hundred thirty thousand (130,000) employees worldwide but this may be reduced during its 2016 fiscal year as a result of adverse economic conditions in the MENA Region. CCIC has operating subsidiaries in among other places, every country in the Middle East. The two CCIC subsidiaries which are LLC shareholders are:

1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and
2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

LLC Shareholder	Percent Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the six months ended June 30, 2016 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

As more fully described in Note 1 and in Note 9 (See: “Omagine LLC Shareholder Agreement" in Note 9), financing for the Omagine Project has not yet been secured. If such financing is not obtained, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the land under development described above.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
	2016	2015

Prepaid rent (New York office)	$-	$1,767

Total	$-	$1,767

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	December 31,
	2016	2015

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	86,206	78,727
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	35,000	50,000
Accrued Interest	38,519	51,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	15,500	18,007
Total	$375,225	$397,929

NOTE 5 –NOTES PAYABLE AND ACCRUED INTEREST – YA II PN, LTD. (p/k/a YA GLOBAL MASTER SPV, LTD.)

In July 2013, Omagine borrowed $200,000 from YA II PN, Ltd. (“YA”) (p/k/a YA Global Master SPV, Ltd.) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 in full and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 Omagine paid the 2014 YA Loan balance and the accrued interest thereon in full. On May 20, 2015, Omagine borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”). On March 15, 2016 Omagine paid the 2015 Loan balance and the accrued interest thereon in full and borrowed an additional $600,000 from YA via a fourth unsecured loan (the “March 2016 YA Loan”). On June 22, 2016, Omagine borrowed an additional $400,000 from YA via a fifth unsecured loan (the “June 2016 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	June 30,	December 31,
	2016	2015

2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016)	$-	$225,000

March 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($60,000 in April 2016 and May 2016, $50,000 monthly June to August 2015, $45,000 in September 2016, $35,000 in October and November 2016,$40,000 in December 2016, $45,000 in January 2017, $60,000 in February 2017 and $70,000 in March of 2017)	430,000	-

June 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($40,000 in July and August 2016, $35,000 monthly September to November 2016, $25,000 December 2016 to February 2017 and $35,000 March to June 2017)	400,000	-

Less: Unamortized debt discount at June 30, 2016 and December 31, 2015	(82,500)	(20,833)
Principal, net	747,500	204,167
Accrued interest	1,767	-
Total	$749,267	$204,167

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA II PN, Ltd. (p/n/a YA Global Master SPV, Ltd. (”YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).
2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.
3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances, an 18% restricted stock discount for 2015 issuances and a 25% restricted stock discount for 2016 issuances that were or will be issued.
4	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On April 6, 2016, the three independent directors of the Company each purchased 27,778 restricted Common Shares based on the $0.90 closing price of Omagine’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased. The aggregate purchase price of $75,000 was paid to the Company by the $25,000 reduction in accrued director’s fees owed by the Company to each of the independent directors.

On April 12, 2016, the Company sold 700,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $504,000.

On April 22, 2016, the holders of a Convertible Note converted $30,984 of principal and accrued interest into 24,207 shares of Common Stock.

On May 17, 2016, an Independent Director exercised Stock Options at $0.85 to purchase 2,000 shares of Common Stock.

On June 15, 2016 pursuant to the SEDA, Omagine sold 31,289 Common Shares to YA for proceeds of $25,000.

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At June 30, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan. At June 30, 2016, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the six month periods ended June 30, 2016 and 2015 pursuant to both the 2003 Plan and the 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51
Outstanding June 30, 2015	3,273,000	$1.97	0.74	$1,701,790

Exercisable at June 30, 2015	3,273,000	$1.97	0.74	$1,701,790

Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Exercised in Q2 2016	(2,000)	$0.85
Expired Q2 2016	(2,000)	$0.85
Outstanding June 30, 2016	4,724,000	$1.98	0.91	$0

Exercisable at June 30, 2016	4,724,000	$1.98	0.91	$0

Of the 4,724,000 Stock Options outstanding at June 30, 2016, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2016; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”).

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

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the three month periods ended June 30, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at June 30, 2015	-	-	-

Non-vested shares at January 1, 2016	-	-	-
Non-vested shares at June 30, 2016	-	-	-

Issued and outstanding Stock Options and SAR’s (all non qualified) as of June 30, 2016 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2016
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2016
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,724,000	4,724,000

A summary of information about Stock Options and SARs outstanding at June 30, 2016 is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01 - $2.00	3,624,000	1.80	0.95	3,624,000	1.80
$ 2.01 - $3.00	1,100,000	2.56	0.75	1,100,000	2.56
Totals	4,724,000	$1.98	0.91	4,724,000	$1.98

As of June 30, 2016, there was $810 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $270 in 2016 and $540 in 2017.

Warrants

As of June 30, 2016, Omagine had 6,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

The Tempest Warrants

On June 24, 2014, in connection with the sale of 362,308 restricted Common Shares to an investor (See Note 6), Omagine issued 1,000,000 Warrants to such investor, each of which were exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”). Both the exercise price of the Tempest Warrants and the number of Common Shares issuable upon exercise of the Tempest Warrants were subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spin off.

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014, a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding at that time. On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to Omagine of $3,040. The balance of all unexercised 349,397 Tempest Warrants expired on June 23, 2016.

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

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	June 30,	December 31,
	2016	2015

U.S. federal net operating loss carry forwards	$6,691,000	$6,375,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,912,000	1,822,000
	8,603,000	8,197,000
Less: Valuation allowance	(8,603,000)	(8,197,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at June 30, 2016. At June 30, 2016, the Company had U.S. federal net operating loss carry forwards of approximately $19,116,000 expiring in various amounts from fiscal year 2017 to fiscal year 2036.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at June 30, 2016 and December 31, 2015.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York under a month to month lease from an unaffiliated third party. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2016 and which provides for an annual rental of $35,880. The Company’s rent expense for the six month periods ended June 30, 2016 and 2015 was $30,967 and $78,736, respectively.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Company applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Company paid its President $55,601 of accrued officer’s payroll. At June 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its President of $35,311 and $115,131, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll. On September 9, 2015, October 2, 2015 and December 7, 2015, the Company paid its Vice-President accrued officers’ payroll of $2,000, $3,200 and $2,500, respectively. On June 23, 2016 the Company paid its Vice-President $32,000 of accrued officer’s payroll. At June 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $125,723 and $137,905, respectively.

On January 1, 2015 the Company recommenced its bi-monthly payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At June 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Controller of $154,974 and $136,798, respectively.

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

The Operative Date of July 1, 2015 is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured. The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon the following milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government within twelve months from the Operative Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission to the Ministry of Tourism of a social impact assessment within 8 months of the Operative Date and the Government’s approval thereof within 12 months of the Operative Date, (3) the Government’s approval within 12 months of the Operative Date of the development control plan for the Omagine Project and (4) the transformation of LLC into a joint stock company within 12 months of the Operative Date. Company management has had informal discussions with the concerned government officials and management is confident that given the present economic conditions in the region (of which the Government is keenly aware), the Company will be granted an extension of time on many of such due dates similar to the extension of the Operative Date to July 1. 2015 already previously granted by the Government.

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

Omagine LLC Shareholder Agreement

Omagine and JOL organized LLC in Oman and capitalized it with an initial investment of twenty thousand (20,000) Omani Rials ($52,000). On April 20, 2011, Omagine, JOL and the New Investors entered into a shareholder agreement relating to LLC (the “Shareholder Agreement”).

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of June 30, 2016, Omagine had invested 300,000 Omani Rials ($780,000) into LLC. Pursuant to the Shareholder Agreement, RCA invested the value of the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC on July 2, 2015.

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125).

The CCC Deferred Investment Obligation and the OMAG Option

The conditions precedent to CCC and RCA being required to make their agreed $69,233,125 aggregate additional investments (their “Deferred Equity Investments”) into LLC include (1) the execution of a construction contract on or before July 1, 2016 between LLC and CCC-Oman (the “CCC-Contract”) and (2) execution of a legally binding agreement between LLC and a lender pursuant to which such lender agrees to provide Debt Financing for the first phase or any or all phases of the Omagine Project in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to Omagine for its Success Fee and Pre-Development Expense Amount.(the “First Financing Agreement Date”).

The First Financing Agreement Date occurred on November 29, 2015 but the CCC-Contract was not executed on or before July 1, 2016 nor has it been executed yet as of the date hereof and the LLC Shareholders are presently re-negotiating portions of the Shareholder Agreement (an “Amended and Restated Shareholder Agreement”).

The failure to execute the CCC-Contract by July 1, 2016 does not relieve RCA of its continuing obligation under the Shareholder Agreement (irrespective of such CCC-Contract failure) to make RCA’s approximately $20 million Deferred Investment into LLC; but it may (under certain conditions) relieve CCC of its obligation under the Shareholder Agreement to make its approximately $49 million Deferred Investment into LLC.

Additionally pursuant to the Shareholder Agreement, such failure of the CCC-Contract to occur on or before July 1, 2016 automatically and without any further action required by any party, triggered and activated on July 2, 2016 an option in favor of Omagine, Inc. (the “OMAG Option”) to purchase all LLC Shares presently owned by CCC at any time of OMAG’s choosing prior to July 1, 2017 at a price equal to CCC’s original purchase price of 22,500 Omani Rials ($58,500). Furthermore pursuant to the Shareholder Agreement, neither CCC-Oman nor CCC-Panama is permitted to sell any of such LLC Shares presently owned by them prior to July 2, 2017 to any Person other than Omagine, Inc., or to a purchaser designated by Omagine, Inc., in a sale made pursuant to the exercise of the OMAG Option.

Although the LLC Shareholders are presently negotiating an Amended and Restated Shareholder Agreement, there is no assurance that it will happen. If agreement is not reached by the LLC Shareholders on the matters presently under discussion, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Company’s Consolidated Balance Sheet at June 30, 2016 (See Note 2).

Further pursuant to the Shareholder Agreement, LLC is required to pay Omagine a Success Fee of $10,000,000 in five equal annual installments beginning on or within 10 days after the Draw Date and a Pre-Development Expense Amount to be determined (presently estimated at $17,920,114) payable 50% on or within 10 days after the Draw Date and 50% in five equal annual installments beginning on the first anniversary of the Draw Date. The Draw Date is defined as “the date upon which LLC draws and receives the first amount of Debt Financing pursuant to a Financing Agreement”. It is possible that the payment terms for the Pre-Development Expense Amount and the Success Fee may be modified if and only if the LLC Shareholders agree to an Amended and Restated Shareholder Agreement.

NOTE 10 – RELATED PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015, respectively, Omagine’s accounts payable included $18,665 and $32,148 due to its officers and directors.

For the six months ended June 30, 2016 and 2015, the Company expensed a total of $68,000 and $47,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, the Company paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Company to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19 to May 23, 2016.

NOTE 11 – SUBSEQUENT EVENTS

On July 11, 2016, Omagine advanced 7,000 Omani Rials ($18,200) to Omagine LLC.

On July 29, 2016, the Company sold 10,684 restricted Common Shares to an accredited investor for proceeds of $10,000.

On August 19, 2016, the Company sold 13,245 restricted Common Shares to an accredited investor for proceeds of $10,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omagine, Inc. (“Omagine” or the “Registrant”) was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all its operations through its 60% owned subsidiary Omagine LLC, an Omani limited liability corporation (“LLC”) and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”). Omagine and JOL are collectively referred to herein as “OMAG” and Omagine, JOL and LLC are collectively referred to herein as the “Company”.

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. Omagine, Inc. has 19,825,459 shares of its Common Stock issued and outstanding as of August 22, 2016.

In November 2009, Omagine organized LLC as a wholly owned subsidiary under the laws of the Sultanate of Oman (“Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). In October 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.7 and 99.1 and “The Development Agreement and the Usufruct Agreement”, below). On July 2, 2015, after the Usufruct Agreement (“UA”) was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Government and LLC entered into an agreement (the “Operative Agreement”) making July 1, 2015 the “Operative Date” from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured.

Omagine initially capitalized LLC at Omani Rials (“OR”) 20,000 [$52,000] and in 2011 Omagine’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed in May 2011 by Omagine, JOL and three new LLC minority investors (See: Exhibit 10.6 and “The Shareholder Agreement” below).

As of the date hereof, the shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and

ii.	Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and

iii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide and operating subsidiaries in among other places, every country in the MENA Region. In its fiscal years immediately prior to 2016, CCIC had approximately five (5) billion U.S. dollars in annual revenue and one hundred thirty thousand (130,000) employees but this may be reduced during its 2016 fiscal year as a result of adverse economic conditions in the MENA Region (See: “Market Conditions” below). The two CCIC subsidiaries which are LLC shareholders are:

a.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and its investment arm, and

b.	Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

Overview of Recent Material Events

As previously reported, as a result of the unsettled market conditions resulting from the recent sudden and steep drop in the international price of crude oil, several obstacles were encountered with regard to concluding the CCC-Contract (as defined below) (See: “Market Conditions” below).

As of the date hereof however, it now appears that these obstacles are about to be imminently overcome.

A meeting of all the LLC Shareholders (OMAG, RCA and CCC) was held on July 19, 2016 and a second such meeting was held on August 18, 2016 (collectively, the “LLC Shareholder Meetings”). In attendance for the LLC Shareholders were Mr. Suleiman Al-Yahyai for RCA; Mr. Samer Khoury and Mr. Bassam Addada for CCC; and Mr. Frank Drohan and Mr. Sam Hamdan for OMAG. Mr. Al-Yahyai is the Chief Investment Manager for Royal Court Affairs and the non-executive Chairman of Omagine LLC. Mr. Khoury is the President and CEO of CCIC. Mr. Addada is CCIC Area Manager for Oman and the CEO of CCC-Oman. Mr. Drohan is the President and CEO of the Company and the Managing Director and CEO of Omagine LLC. Mr. Hamdan is a consultant to the Company and the Deputy-Managing Director of Omagine LLC. The LLC Shareholders reviewed the present status of the Omagine Project and discussed several items that in their view were necessary to move the Omagine Project forward.

As a result of the Shareholder Meetings, it is now planned by all the LLC Shareholders that CCC and RCA will inject into LLC a portion (an aggregate of approximately $26 million USD) of their “Deferred Equity Investments” (as such term is defined in the Shareholder Agreement); that LLC will hire a local Omani bank (the “Omani Bank”) as its financial adviser and lender; that LLC will execute a Phase One valued at approximately $220 million and consisting of one hotel, 250 residences and one Pearl; that LLC and CCC-Oman will enter into the CCC-Contract; and that the Shareholder Agreement will be amended as necessary to memorialize these and any other revisions to which the LLC Shareholders may agree (the “Amended and Restated Shareholder Agreement”).

During the same monthly period (July 19 to August 18, 2016) the LLC Shareholders met several times both separately and together with the senior management of the Omani Bank and as of the date hereof, the Omani Bank has agreed in principle to be LLC’s financial adviser and to provide the debt financing required for LLC to design, develop and construct Phase One valued at approximately $220 million.

The foregoing arrangement with the Omani bank is subject to its final due diligence and to the execution of an agreement with LLC but the Omani Bank has indicated to the LLC Shareholders that, barring any unknown impediment (of which neither management nor the Omani Bank are aware), it will deliver a robust term sheet specifying the above debt financing and advisory services to LLC on or before September 4, 2016.

Management is gratified by this apparent conclusion to an ongoing series of delays attributable in large part to the present unsettled economic and market conditions in the MENA Region (See: “Market Conditions” below), but cautions its shareholders and investors that although management does not presently expect any further controversy over these matters, that the matter is not closed until the definitive written documents (the CCC-Contract and the Amended and Restated Shareholder Agreement) memorializing such agreements have been duly signed by all the LLC Shareholders. (See: “The Shareholder Agreement” and “The CCC-Contract”, below).

The Shareholder Agreement

Pursuant to the Shareholder Agreement:

a.	The “Contract Date” is the day on which LLC and CCC-Oman execute a contract (the “CCC Contract”) appointing CCC-Oman as the general contractor for the Omagine Project, and

b.	A “Financing Agreement” is a legally binding agreement between LLC and an investment fund, lender or other person, pursuant to which such investment fund, lender or other person agrees to provide debt financing for the first phase or for any or all phases of the Omagine Project, and the first “Financing Agreement Date” is the day upon which LLC and a bank, investment fund, lender or other person first execute and deliver a Financing Agreement”).

On November 29, 2015 (the first “Financing Agreement Date”), LLC and Masraf Al Rayan (the “Qatari Bank”) signed a definitive agreement (the “Al Rayan Loan Agreement”) pursuant to which the Qatari Bank agreed to provide $25 million of debt financing to LLC to finance the first phase of the design and construction of the Omagine Project. (See: “The Al Rayan Bank” below and Exhibit 10.37).

Further pursuant to the provisions of the Shareholder Agreement (which, as mentioned above, is likely to be amended and restated), the LLC Shareholders subscribed for an aggregate of 4,800,000 LLC Shares in consideration for:

i.	an aggregate cash investment of OR 26,968,125 [$70,117,125] in exchange for 4,136,250 LLC Shares (the “Cash Investment”), and

ii.	a non-cash investment of the Land Rights valued at OR 276,666,667 [$718,614,000] in exchange for 663,750 LLC Shares.

Upon organizing Omagine LLC in 2009, Omagine made an initial cash investment into LLC of OR 20,000 [$52,000] in consideration for the issuance to Omagine of 200,000 LLC Shares.

Pursuant to the Shareholder Agreement as presently in effect:

i.	Before the DA was signed and after the execution of the Shareholder Agreement, the LLC Shareholders purchased an aggregate of 1,300,000 LLC Shares for an aggregate cash investment of OR 130,000 [$338,000], as follows:

a)	Omagine purchased an additional 700,000 LLC Shares for OR 70,000 [$182,000] in cash, and

b)	RCA purchased 375,000 LLC Shares for OR 37,500 [$97,500] in cash, and

c)	CCC-Panama purchased 150,000 LLC Shares for OR 15,000 [$39,000] in cash, and

d)	CCC-Oman purchased 75,000 LLC Shares for OR 7,500 [$19,500] in cash, and

ii.	After the DA was signed on October 2, 2014 but before the first Financing Agreement Date occurred on November 29, 2015, Omagine purchased an additional 2,100,000 LLC Shares for an additional investment by Omagine of OR 210,000 [$546,000] in cash, and

iii.	On July 2, 2015, RCA purchased an additional 663,750 LLC Shares in consideration for the non-cash investment by RCA of the Land Rights valued at OR 276,666,667 [$718,614,000], and

(The foregoing items (i), (ii) and (iii) are historical and have occurred. The following items (iv) and (v) describe the terms and conditions of the Shareholder Agreement as of the date hereof and as presently in effect but, as mentioned above, the Shareholder Agreement may be amended and restated pursuant to ongoing negotiations, and if so, it is likely that the events and circumstances described below in items (iv) and (v) will be modified by such Amended and Restated Shareholder Agreement).

iv.	Upon the signing of the CCC Contract on or before July 1, 2016 (which event did not happen), RCA, CCC-Oman and CCC-Panama would have been obligated to invest the “Deferred Cash Investments” into LLC in the aggregate amount of OR 26,628,125 [$69,233,125]:

a)	CCC-Panama would have been obligated to purchase 350,000 additional LLC Shares for OR 12,658,333 [$32,911,666] in cash, and

b)	CCC-Oman would have been obligated to purchase 175,000 additional LLC Shares for OR 6,329,167 [$16,455,834] in cash, however

1.	The CCC-Contract was not signed by July 1, 2016, so (i) absent a negotiated agreement as described above, or some other solution, CCC-Oman and CCC-Panama shall have no obligation to subscribe for the 525,000 Deferred Shares or pay their Deferred Share Subscription Price in the aggregate amount of OR 18,987,500 [$49,367,500]

2.	Pursuant to the terms and conditions of the Shareholder Agreement as presently in effect, the fact that the CCC-Contract was not signed by July 1, 2016 automatically, and without any further action required by any party, triggered and activated on July 2, 2016 the existence of two options in favor of Omagine, Inc. (the “OMAG Options”), one of which OMAG Option is for the purchase of all 150,000 LLC Shares presently owned by CCC-Panama, and the other of which OMAG Option is for the purchase of all 75,000 LLC Shares presently owned by CCC-Oman (collectively, the “225,000 Initial CCC Shares”). The aggregate OMAG Option price to be paid by Omagine, Inc. for the purchase of the 225,000 Initial CCC Shares is 22,500 Omani Rials ($58,500), which purchase price is the aggregate amount of the subscription prices originally paid by CCC-Oman and CCC-Panama for such LLC Shares.

The OMAG Options are exercisable at any time up to and including July 1, 2017 and Omagine, Inc., in its sole discretion, may assign one or both of the OMAG Options to any Person. Neither CCC-Oman nor CCC-Panama is permitted to sell any of the Initial CCC Shares prior to July 2, 2017 to any Person other than Omagine, Inc., or to a purchaser designated by Omagine, Inc., in a sale made pursuant to the exercise of the OMAG Option.

The Company’s management presently expects that the currently ongoing negotiations with CCC will produce a beneficial result such that it does not become necessary for the OMAG Option to be exercised (See: “The CCC-Contract” below and The CCC-Panama Subscription Agreement and the CCC-Oman Subscription Agreement which are integral parts of and fully incorporated into the Shareholder Agreement attached hereto as Exhibit 10.6).

v.	Pursuant to the terms and conditions of the Shareholder Agreement as presently in effect, and notwithstanding that the CCC-Contract was not signed by July 1, 2016, from and after July 2, 2016 RCA continues to remain obligated to purchase 211,250 additional LLC Shares for OR 7,640,625 [$19,865,625] in cash. The Shareholder Agreement specifies that in the event the CCC-Contract is not signed within the time period specified therefore in the Shareholder Agreement (a "CCC Event”), then upon the occurrence of such CCC Event, the full amount of the RCA Deferred Share Subscription Price of OR 7,640,625 [$19,865,625] shall be due and owing to LLC on the latter of the Financing Agreement Date of November 29, 2015 or the date of such CCC Event which was July 1, 2016. There are no remaining Conditions Precedent to the obligation of RCA to make its OR 7,640,625 [$19,865,625] Deferred Cash Investment into LLC. The Company expects however that ongoing negotiations among the LLC Shareholders will produce an Amended and Restated Shareholder Agreement that modifies this condition to the satisfaction of all LLC Shareholders.

As of the date hereof, both RCA and CCC are being extremely helpful in the LLC Shareholders’ efforts to resolve the present negotiations and LLC management has therefore determined to defer giving the required written notice from LLC to RCA with respect to the payment of its Deferred Cash Investment in anticipation of a positive outcome to the ongoing negotiations among the LLC Shareholders and the execution and delivery by all LLC Shareholders of an Amended and Restated Shareholder Agreement.

It is the considered opinion of the Company’s management that the Shareholder Agreement as originally agreed by all LLC Shareholders in 2011 and as presently in effect was well structured to provide financial safety for RCA and CCC while awaiting the signing of the DA and that it also thereafter provided the financial mechanisms necessary to assure the smooth, efficient and timely execution and delivery of the Omagine Project.

Given the economic turmoil inflicted on MENA Region economies, governments and contractors by the recent collapse of oil prices and unsettled economic conditions however (See: “Market Conditions” below), management of both LLC and Omagine, Inc. are perfectly willing (as has been the case since December 2015) to amend the terms and conditions of the Shareholder Agreement and the CCC-Contract such that both CCC’s and RCA’s investment and other obligations are modified to accommodate present circumstances; provided only that such amendments leave LLC in the position to execute and deliver the Omagine Project. If, as is apparently the case as of the date hereof, such a reasonable accommodating agreement can be reached and signed by the LLC Shareholders, then LLC will rapidly move forward with the design, development and construction of the Omagine Project.

While all LLC Shareholders are aligned and agreed, irrespective of whatever individual challenges any such LLC Shareholder may be facing, to do all things necessary to realize the execution and delivery of Phase One as generally described herein, management cautions our shareholders and investors that an Amended and Restated Shareholder Agreement or an agreed CCC Contract may not materialize and that only the definitive and executed CCC-Contract and Amended and Restated Shareholder Agreement, each duly signed and approved by all the LLC Shareholders, should be relied upon as a definitive conclusion to the extended negotiations of these matters which have been ongoing since the first Financing Agreement Date of November 29, 2016. (See: “Overview”, above).

Notwithstanding the foregoing likely solution, management is continuing its discussions with other interested investors and contractors in China, Europe and the United States with whom we have been conducting ever more intensive ongoing negotiations.

While the circuitous and extended negotiations detailed above are rather frustrating, our shareholders should be aware that such negotiations with contractors with respect to such a large project are often complicated and arduous. In this case where the contractor is also an investor and faced with the occurrence of sudden economic changes, the complications are only more pronounced. While tiresome, they are not unexpected and if successful, they will in management’s opinion, be beneficial to the Company and to its shareholders.

Management does recognize the exceptionally unusual economic circumstances under which CCIC is operating in the MENA Region today as governments gradually adjust to new realities. CCIC has construction operations in every country in the MENA Region and although they are a very financially strong company, they are not immune to the difficulties resulting from a variety of governments in the MENA Region significantly delaying payments of what are often huge amounts. Importantly, it should also be acknowledged that it was CCIC which pursued and has led the negotiations with the Omani Bank.

As of June 30, 2016 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

Table A  -  LLC Shareholders’ Cash Equity Investments into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Initial cash equity investment at inception	OR 20,000	$52,000	0	0	0	0

Additional cash equity investment at signing of Shareholder Agreement (the “SHA”)	OR 70,000	$182,000	OR 37,500	$97,500	OR 22,500	$58,500

Additional OMAG Deferred Cash Equity Investment due under the SHA before the first Financing Agreement Date **	OR 210,000	$546,000	0	0	0	0

Total Cash Equity Investments made by each of the LLC Shareholders into LLC as of June 30, 2016 and the date hereof.	OR 300,000	$780,000	OR 37,500	$97,500	OR 22,500	$58,500

As of June 30, 2016 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

Table B  -  RCA’s Non-Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement*	0	0	OR 276,666,667	$718,614,000	0	0

As of July 1, 2016 and the date hereof RCA is obligated to make an additional Deferred Cash Investment into LLC as indicated in the following Table C:

Table C  -  RCA Deferred Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional RCA Deferred Cash Investment which is now due under the SHA **	0	0	OR 7,640,625	$19,865,625	0	0

As of June 30, 2016 and the date hereof CCC may be (and in management’s opinion, is) obligated to make additional Deferred Cash Investments into LLC as indicated in the following Table D:

Table D  -  CCC Deferred Cash Equity Investments into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional Deferred Cash Investments which may be due under the SHA **	0	0	0	0	OR 18,987,500	$49,367,500

*	All conversions of Omani Rials to U.S. Dollars in this Report are calculated at an exchange rate of one (1) Omani Rial being equivalent to $2.60 except for the land valuation which is calculated at an exchange rate of one (1) Omani Rial being equivalent to $2.5974. See: “The Land Rights” and “Critical Accounting Policies”, below.

**	The Deferred Cash Investments are to be invested when the Conditions Precedent thereto in the SHA are satisfied (or in management’s opinion, if the satisfaction of any such Condition Precedent is purposefully frustrated by the relevant party). Omagine, Inc. has made its Deferred Cash Investment into LLC as required pursuant to the Shareholder Agreement. The terms and conditions of the Shareholder Agreement relative to the timing and amounts of the CCC and RCA Deferred Cash Investments may be amended pursuant to an Amended and Restated Shareholder Agreement, or otherwise. (See: “LLC Capital Structure” below).

In order to bring the Omagine Project to its present state, Omagine, Inc. (as of June 30, 2016), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into Omagine LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as Omagine, Inc. had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and Omagine LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $10.3 million on behalf of the Omagine Project via cash loans from Omagine, Inc. to Omagine LLC (“Loans”) and the direct payment by Omagine, Inc. of Omagine LLC liabilities and accounts payable consisting of both cash and non-cash items (“Advances”), neither of which Loans nor Advances Omagine, Inc. had any obligation whatsoever to do pursuant to the SHA.

All such Pre-Development Expenses, Loans and Advances are or will be liabilities of LLC; reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may likely be amended; See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC”, below).

Table E - Pre-Development Expenses, Loans and Advances

Pre-Development Expenses, Loans and Advances	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$3,569,724	$6,761,443	$10,331,167

Total - (Due to Omagine, Inc. from Omagine LLC)	$17,181,675	$11,069,606	$28,251,281

The foregoing summary of some of the terms of the Shareholder Agreement and does not purport to be complete and it is qualified in its entirety by reference to the full text of the SHA. The full text of the SHA is attached hereto as Exhibit 10.6. The LLC Shareholders are presently in negotiations which may lead to an Amended and Restated Shareholder Agreement.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction and to the current delays encountered in getting the CCC-Contract signed, the Omagine Project is now planned to be completed in late 2021. It is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “Overview” and “The Shareholder Agreement”, above and “Financial Advisor”, below).

The Omagine Project is planned to be an elegant integration of cultural, scientific, heritage, entertainment and residential components, including seven pearl shaped (20 meter diameter) buildings (the “Pearls”) located along an open boardwalk with associated entertainment exhibitions; an amphitheater and stage; green landscaped spaces; a canal; an enclosed harbor and marina; boat slips and docking facilities; retail shops; a variety of restaurants, cafes and entertainment venues; a five-star resort hotel; a four-star hotel; and possibly an additional three or four-star hotel; shopping and retail establishments integrated with the hotels; commercial office buildings; and more than two thousand elegant residences to be developed for sale by LLC. The ethos of the project is elegant but relaxed entertainment and the Company expects that the Pearls will become “the Landmark” for the Sultanate of Oman.

Pursuant to Omani Law, non-Omani persons are not permitted to purchase land in Oman unless such land is located within an Integrated Tourism Project (“ITC”) such as the Omagine Project. The Government has designated the Omagine Project as an ITC and has issued a license to LLC (an “ITC License”) thereby permitting the sale by LLC of the freehold title to the Project Land and to properties developed on the Project Land to any person, including any non-Omani person. Since the Omagine Project will contain significant hospitality (hotels), retail, commercial, and entertainment elements, LLC’s business operations are expected over time to encompass real estate development, hospitality, entertainment and property management.

The Development Agreement and the Usufruct Agreement

Omagine’s 60% owned subsidiary, LLC, signed a Development Agreement (“DA”) with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into a Usufruct Agreement (“UA”) with respect to the Land Rights over the Existing Land and the DA and UA extend such Land Rights to all of the Project Land.

On July 2, 2015, after the UA was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Ministry of Tourism (“MOT”) of the Government and LLC entered into an agreement (the “Operative Agreement”) making July 1, 2015 the “Operative Date” from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured. In the Operative Agreement MOT states in relevant part: “We ask you to receive the land and begin procedures for executing the project as per the development agreement entered into with you, keeping in mind that the effective commencement date of the development agreement is 1 July 2015”. The Operative Date is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured (See Exhibits 10.8 and 99.2).

The DA and UA are the contracts that govern the design, development, construction, management and ownership of the Omagine Project, the use and sale by LLC of the Project Land, and the Government’s and LLC’s rights and obligations with respect to the Omagine Project. In the event of any conflict between the terms and conditions of the DA and the terms and conditions of the UA, the terms and conditions of the DA control (See Exhibits 10.7, 99.1, 10.8 and 99.2). The term of the DA is 20 years and the term of the UA is 50 years (renewable) commencing from the Operative Date. The UA and those DA provisions relevant to the UA survive the expiration of the term of the DA.

The Land Rights owned by LLC give it extensive rights over the Project Land including the right to sell such Project Land on a freehold basis. LLC may use, control, develop, retain, operate and/or sell the approximately 1.1 million square meters of Project Land to itself or to third parties. The DA obligates LLC to pay the Government twenty-five (25) Omani Rials ($65) for each square meter of Project Land purchased directly by LLC or sold by LLC to any third party (the “Land Price”). The average valuation for the Land Rights (net of such Land Price is OR 276,666,667 ($718,614,000) (See: “The Land Rights”, below).

The five year period commencing on the Operative Date is a rent free period (the “Rent Free Period”) and thereafter LLC will pay annual rent to the Government (the “Land Rent”) based on only the built but unsold commercial area (excluding the residential area) of the Omagine Project (approximately 150,000 sq. meters) or approximately OR 45,000 ($117,000) per year based on the current annual per square meter fee of OR 0.300 ($0.78). No Land Rent is due or owing during the Rent Free Period and no Land Rent is ever due or owing with respect to plots of Project Land (i) on which there is a residential building, or (ii) on which there is not a substantially completed non-residential building (i.e. Project Land that is open space, roads, non-residential building work-in-progress, etc. are rent-free).

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date 1 was achieved by the term sheet and financing agreement which LLC received from the Qatari Bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 are not yet achieved and are expected to be extended as mentioned above if and when the Operative Date is extended).

MOT and LLC management have been in communication with regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date. The MOT (and all Government Ministries) are acutely aware of the unusual fiscal strains imposed on the present banking and economic environments and management is hopeful and presently expects that the Operative Date will be extended once we finalize our ongoing negotiations and agreements with respect to the CCC-Contract and the Amended and Restated Shareholder Agreement. In this regard, management has scheduled a meeting with the Minister of Tourism and his senior staff for September 5, 2016 to update MOT on recent events and to discuss the matter of extending the Operative Date. No assurance can be given however to what extent, if any, that the Operative Date will in fact be extended by MOT.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract (i.e. the CCC Contract) should be executed by June 30, 2016. This did not happen (See: “Overview” above and “The CCC Contract” below). LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent communications with them and is expected to be discussed further at the upcoming September 5, 2016 meeting with MOT.

The Company undertook and financed many development activities on behalf of LLC subsequent to the DA signing (the “Initial Activities”) in an effort to fast-track the Omagine Project’s development. The fast-track advantages sought to be gained thereby however have not materialized due to LLC’s failure to utilize the $25 million Al-Rayan Loan to finance the Initial Activities, LLC’s ongoing operations in Oman, and LLC’s previously disclosed phase one design and construction activities (See: our previous disclosures in prior reports filed with the SEC). The proximate cause of such failure was the extended and drawn out negotiations with CCC relevant to CCC’s Deferred Cash Investments (possibly due to changing economic conditions affecting CCC’s business) and the CCC-Contract after the November 2015 Financing Agreement Date.

In order to finance its planned fast-track development plan in the most efficient and effective way which involved zero direct or indirect dilution to either the LLC Shareholders or the OMAG shareholders:

i.	LLC management concluded a $25 million Financing Agreement on November 29, 2015 with Masraf Al Rayan, a substantial bank in the State of Qatar,

ii	LLC attempted to finalize the CCC Contract but was delayed and frustrated in this effort (See: “The CCC Contract”, below and “Overview”, above.

Because of these delays therefore, the more serious and substantial design, masterplanning and construction activities for the Omagine Project did not begin in December 2015 as required for the fast-track development strategy and as management had planned. (See: “Initial Activities” and “Pre-Development Expenses and Loans and Advances to LLC”, below). The design, development and construction of the Omagine Project will still benefit from these Initial Activities having been undertaken but not to the extent envisioned by our planned fast-track development approach. Management is considering adopting a “Design/Build Contract” or a variation thereof approach with CCC for Phase One in an effort to speed up the design and construction timetables and possibly make up some of the time lost to date (See: “Overview”, above and “The CCC-Contract”, below). Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution which includes the necessary financing of the required design, masterplanning and construction activities for our presently contemplated Phase One and LLC’s operations in Oman (See: “Overview” above).

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

Land Rights Valuation
Valuation Firm	Omani Rials
Savills	OR 295,000,000
DTZ	OR 385,000,000
JLL	OR 150,000,000

Average	OR 276,666,667

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

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by RICS and IFRS. The average of the three Land Rights valuations was OR 276,666,667. (See: “The Land Rights”, above and Exhibits 99.4, 99.5 and 99.6).

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

The Land Rights over the Project Land are extensive, are closely akin to ownership rights and include the right to sell such land on a freehold basis. The Land Rights are virtually equivalent to ownership rights and like any asset, if its value were to become impaired for any reason (including any contractual reason pursuant to the DA requirements), a reserve for such impairment would need to be established at such time. Although it is not required to do so, in view of the unsettled economic environment in Oman and the greater MENA Region, the Company is considering updating these valuation reports in December 2016 to verify if any material changes in the value of the Project Land may have occurred since the above three valuation reports were completed thereby possibly requiring the establishment of such a reserve for impairment. Management’s decision as to whether or not to undertake such updated reports will depend to a large extent upon management’s assessment of economic conditions in Oman in December 2016. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital and as tangible assets (work-in-process inventory and land) on LLC’s financial statements. With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land.

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

Pre-Development Expenses and Loans and Advances to LLC

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

Omagine, Inc. expended $17,920,114 to pay for 100% of the Pre-Development Expense Amount.

Subsequent to the October 2, 2014 DA signing date and as of June 30, 2016, Omagine, Inc. has voluntarily - and without any obligation to do so - single-handedly kept the Omagine Project and Omagine LLC financially afloat by expending an additional $10.3 million on behalf of the Omagine Project via Loans and Advances to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$3,569,724	$6,761,443	$10,331,167

Total Due to Omagine, Inc. from Omagine LLC	$17,181,675	$11,069,606	$28,251,281

The Pre-Development Expense Amount, Loans and Advances are or will be liabilities of LLC; reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement. The LLC Shareholders are presently negotiating certain matters which may change the presently existing terms and conditions of the existing Shareholder Agreement and such negotiations may ultimately produce an Amended and Restated Shareholder Agreement.

The Pre-Development Expense Amount

Pursuant to the Shareholder Agreement as presently in effect, the date subsequent to the first Financing Agreement Date when LLC draws down the first amount of debt financing is defined as the “Draw Date”.

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC (represented by CCIC executive management), after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Contract (which in December 2015 was in an advanced stage of completion), (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed - changed its mind a week later. Consequently, these matters have been the subject matter of numerous and virtually continuous discussions and negotiations since December 2015 with many and varied interim “agreed agreements”, all of which to date were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were about to be abandoned entirely in May/June 2016 but have recently been resurrected and are ongoing as of the date hereof. These matters are as yet not completely resolved but management is optimistic and positively inclined to believe that “this time is different” and that a beneficial conclusion for all parties concerned will be forthcoming in the next several weeks (See: “Overview”, above and “The CCC-Contract”, below).

Further pursuant to the Shareholder Agreement as presently in effect:

1)	the liability for the Pre-Development Expense Amount shall be recorded on LLC’s financial records on the Draw Date and in accordance with the International Financial Reporting Standards (“IFRS”), and

2)	fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. on or within ten (10) days after the Draw Date, and

3)	the remaining fifty percent (50%) of the Pre-Development Expense Amount will be paid to Omagine, Inc. in five equal annual installments beginning on the first anniversary of the Draw Date.

The Loans and Advances to LLC

The $10,331,167 of Loans and Advances are payable to Omagine, Inc. by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and Omagine has no present intention of demanding immediate payment of the Loans and Advances).

The Success Fee

The Shareholder Agreement defines the Success Fee as being equal to ten (10) million dollars. Pursuant to the terms of the Shareholder Agreement as presently in effect:

1)	the liability for the Success Fee shall be recorded on LLC’s financial records on the Draw Date and in accordance with the IFRS, and

2)	the Success Fee will be paid to Omagine, Inc. in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

Omagine, may at its option, not enforce the aforementioned payment schedules for the Pre-Development Expense Amount and/or the Success Fee as agreed in the Shareholder Agreement and may agree to a different schedule for such payments and Omagine may likewise, at its option, refrain from demanding payment of the Loans and Advances until LLC is in a financial position to make such payment.

As of the date hereof, Omagine continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC in order to advance the development schedule for the Omagine Project prior to concluding our ongoing discussions with CCC and RCA regarding the CCC-Contract and the Amended and Restated Shareholder Agreement.

The Amended and Restated Shareholder Agreement (assuming it is agreed and executed by the LLC Shareholders) is expected to, among other things, address, restate and formalize the terms of repayment by LLC to Omagine, Inc. of the Pre-Development Expense Amount, the Loans and Advances and the Success Fee but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished.

LLC Capital Structure

As of the date hereof the LLC Shareholders have made:

(i)	cash investments totaling OR 360,000 [$936,000] (of which OR 300,000 [$780,000] was invested by Omagine), and

(ii)	a non-cash investment of the Land Rights valued at OR 276,666,667 ($718,614,000), for a total investment to date of OR 277,026,667 ($720,269,334).

LLC is presently capitalized as follows:

	Investment
Shareholder	Omani Rials	US Dollars
Omagine	OR 300,000	$780,000
RCA	OR 276,704,167	$718,711,500
CCC-Panama	OR 15,000	$39,000
CCC-Oman	OR 7,500	$19,500
Total:	OR 277,026,667	$719,550,000

As of the date hereof, as a result of (i) Omagine having made its OR 210,000 ($560,000) Deferred Cash Investment into LLC, and (ii) RCA having made its OR 276,666,667 ($718,614,000) non-cash PIK Investment of the Land Rights into LLC, LLC is presently obligated to issue a further 2,100,000 LLC Shares to Omagine and a further 663,750 LLC Shares to RCA. As of the date hereof, neither CCC nor RCA have made their respective Deferred Cash Investments into LLC.

As of the date hereof, the ownership percentages of LLC as registered at MOC&I are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

If the Amended and Restated Shareholder Agreement and the CCC-Contract are signed by the LLC Shareholders as presently contemplated (which may or may not occur), CCC and RCA will continue to be obligated to make further cash investments into LLC in the aggregate amount of OR 26,628,125 [$69,233,125] but the timing and installment payments of such Deferred Cash Investments may change from that memorialized in the Shareholder Agreement presently in effect. Based on present discussions the timing and installment payments of such Deferred Cash Investments will be modified. (See: “Overview”, above.)

The Transformation

At some time subsequent to the execution of the Amended and Restated Shareholder Agreement, LLC intends to transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”). Assuming (a) no further LLC equity sales are made, (b) Omagine LLC is transformed into Omagine SAOC, (c) the Contract Date has occurred, (d) the Amended and Restated Shareholder Agreement has been executed by the LLC Shareholders, and (e) the CCC and RCA Deferred Cash Investments are paid in full, then Omagine SAOC would then be capitalized as follows:

Omagine SAOC
		Percent		Investment
Shareholder	LLC Shares	Ownership		Omani Rials	US Dollars
Omagine	3,000,000	60%	OR	300,000	$780,000
RCA	1,250,000	25%	OR	284,344,792	$739,296,459
CCC-Panama (or New Investor)	500,000	10%	OR	12,673,333	$32,950,666
CCC-Oman	250,000	5%	OR	6,336,667	$16,475,334
Total:	5,000,000	100%	OR	303,654,792	$789,502,459

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

Banks, Investors and Contractors

The Al Rayan Bank

As previously reported, in November 2015, LLC signed an agreement (the “Al Rayan Loan Agreement”) and arranged a $25 million loan (the “Al Rayan Bank Loan”) with Masraf Al Rayan, a substantial Qatari bank. Management has continued to have discussions with Masraf Al Rayan since November 2015 and although the Al Rayan Loan Agreement and the Al Rayan Bank Loan is still on offer from Masraf Al Rayan, as of the date hereof, no assurance can be given that the $25 million Al Rayan Bank Loan will continue to remain on offer or that it actually will be utilized by LLC. Given presently ongoing discussions moreover, it is unlikely that the Al Rayan Bank Loan will be utilized or drawn down if the ongoing discussions we are having with the Omani Bank are successfully concluded. [See: “Overview”, above and “The Omani Bank”, below].

The Omani Bank

As a result of the Shareholder Meetings, it is now planned by all the LLC Shareholders that CCC and RCA will inject into LLC a portion (an aggregate of approximately $26 million USD) of their “Deferred Equity Investments” (as such term is defined in the Shareholder Agreement); that LLC will hire a local Omani bank (the “Omani Bank”) as its financial adviser and lender; that LLC will execute a Phase One valued at approximately $220 million and consisting of one hotel, 250 residences and one Pearl; that LLC and CCC-Oman will enter into the CCC-Contract; and that the Amended and Restated Shareholder Agreement will be executed.

During July and August 2016, the LLC Shareholders met several times both separately and together with the senior management of the Omani Bank and as of the date hereof, the Omani Bank has agreed in principle to be LLC’s financial adviser and to provide the debt financing required for LLC to design, develop and construct Phase One valued at approximately $220 million.

The foregoing arrangement with the Omani bank is subject to its final due diligence (now underway) and to the execution of an agreement with LLC but the Omani Bank has indicated to the LLC Shareholders that, barring any unknown impediment (of which neither management nor the Omani Bank are aware), it will deliver a robust term sheet specifying the above debt financing and advisory services to LLC on or before September 4, 2016.

Management is gratified by this apparent conclusion to an ongoing series of delays attributable in large part to the present unsettled economic and market conditions in the MENA Region (See: “Market Conditions” below), but cautions its shareholders and investors that although management does not presently expect any further controversy over these matters, that the matter is not closed until the definitive written documents (the CCC-Contract and the Amended and Restated Shareholder Agreement) memorializing such agreements have been duly signed by all the LLC Shareholders. (See: “The Shareholder Agreement”, above and “The CCC-Contract”, below).

Other Investors and Contractors

During 2015 management has conducted a multitude of investor presentations across the MENA Region with potential LLC equity investors including sovereign funds, investment funds and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC but in all such cases to date, management concluded that the percentage of LLC equity required by such investors was excessive and much too dilutive to the LLC Shareholders (and indirectly dilutive to our Omagine shareholders via their 60% ownership of LLC).

In early January 2015, management re-opened its earlier informal contacts with several Chinese contractors and investors active in the GCC. Subsequently in February 2016, management traveled to Beijing and Hong Kong, China where we held high level discussions with the headquarters’ executive leadership of two of China’s leading building contractors. LLC management returned to China in June 2016 and is presently once again in China as of the date hereof to continue negotiations with several large Chinese investors, banks and contractors.

Chinese banks do not have the liquidity issues presently being experienced by MENA Region banks and they are moreover encouraged and directed by the Chinese Government to support their overseas Chinese contractors in this manner. Irrespective of our plans for Phase One with CCC and the Omani Bank as described herein, management may still arrange a transaction involving both CCC and one of the Chinese contractors which will be beneficial to all parties concerned. No assurance however can be given at this time that management will be successful in this endeavor.

In this regard, and importantly, given the present liquidity issues at local banks, the matter of project construction debt financing (“Project Finance”) is an issue that now moved to the forefront of all developer’s and contractor’s agendas (from its previously more relaxed and deferred position). The required Project Finance for the Omagine Project – or any project – is not really needed until after the masterplanning and design phase is complete or near complete. Our present plans with CCC however combines the financing of the design, masterplanning and construction for Phase One into a single effort.

Design, Development & Construction:

The design, development and construction of the Omagine Project is divided into various phases (each, a “Phase”) and the CCC Contract (as previously and presently drafted) further sub-divides the construction portion of the Omagine Project’s development into various sections (each, a “Section”). Sections may be either “Lettered Sections” which will be priced based on a pre-agreed Schedule of Rates (“SOR”) or “Numbered Sections” which will be priced based on a fixed lump sum basis. All Sections are part of and occur within a Phase. Assuming our present negotiations with CCC and RCA are fruitful, we intend to somewhat modify this contracting approach by making our newly contemplated Phase One a Design/Build phase which is expected to accelerate the normal time to complete such a phase of design and construction (See; “The CCC Contract”, below).

The Amended and Restated Shareholder Agreement and the CCC-Contract (assuming they are agreed and executed) are expected to, among other things, address the design and contracting process but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished.

Initial Activities

The Immediate Post-DA Period is the time period between the DA signing and the first Financing Agreement Date. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy (financed entirely by Omagine) greatly benefited LLC to date in many ways, among which are:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked OR 276,666,667 of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, masterplanners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for ten senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred and these discussions and negotiations are ongoing with Chinese and U.S based banks since the onset of the above mentioned liquidity squeeze in GCC banks but the Company is now concentrating its efforts in this regard on the Omani Bank;

18.	Multiple drafts of the CCC Contract have been created (most recently in May 2016) and the final attempt to close this transaction is now underway after many delays, and

19.	several other contracts for mission-critical consultants are presently being prepared,

20.	parallel negotiations with two multi-billion dollar Chinese contractor / investors are underway and such talks require Project Finance for the Omagine Project to be included in any offer to LLC,

21.	CCC and LLC are presently negotiating a CCC Contract calling for CCC and RCA to provide an approximately $26 million portion of their Deferred Cash Investment coincident with the Project Financing commitment by the Omani Bank for Phase One.

The execution of this LLC fast-track strategy during the Immediate Post-DA Period was meant to expedite the execution and development of the Omagine Project which is now delayed for lack of the RCA and CCIC Deferred investments being made as originally contemplated by the Shareholder Agreement and the Al-Rayan Bank Loan being utilized. The newly conceived First Phase of development and construction of the Omagine Project is expected to begin within several weeks if, and only if, the present ongoing negotiations with CCC, RCA and the Omani Bank are successfully concluded as planned and presently expected.

The CCC Contract

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC (represented by CCIC executive management), after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Contract (which in December 2015 was in an advanced stage of completion), (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed - changed its mind a week later. Consequently, these matters have been the subject matter of numerous and virtually continuous discussions and negotiations since December 2015 with many and varied interim “agreed agreements”, all of which to date were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were about to be abandoned entirely in May/June 2016 but have recently been resurrected and are ongoing as of the date hereof. These matters are as yet not completely resolved but management is optimistic and positively inclined to believe that “this time is different” and that a beneficial conclusion for all parties concerned will be forthcoming in the next several weeks (See: “Overview” and “The Shareholder Agreement”, above).

The Shareholder Meetings contemplated, among other things, the terms under which the project’s design, development, construction and the CCC-Contract will go forward and be executed. Negotiations of the definitive documents required are expected by management to take place rapidly in the coming weeks. Descriptions of the structure, terms and methodology of the CCC-Contract contained in our prior SEC filings are presently thought by management to still be operative and accurate but until the CCC-Contract is actually finalized and signed management is uncertain at this time as to how such structure, terms and methodology may be modified or changed completely. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished.

In May 2016, an agreement was reached with CCIC regarding a new structure of the CCC Contract whereby CCC-Oman would be the general contractor and the Managing Contractor (but not necessarily the actual builder) and would oversee and manage a Chinese sub-contractor and CCIC would be paid a fixed fee for this. Any and all other sub-contracts will be awarded based on a competitive sealed-bidding process managed by LLC (in which CCC-Oman may participate where they felt they could be competitive – e.g. earth works, infrastructure, building cores, etc.) – but if CCC-Oman did any actual construction work their fixed supervision fee would be waived for that portion of the work. Furthermore, the matter of financing the Initial Activities was resolved by CCIC agreeing to advance $10 million of its $16 million CCC-Oman investment immediately upon signing of the CCC Contract. This May 2016 draft contract agreement never came to fruition but it is expected to be the base document from which the final CCC-Contract can be quickly drafted and agreed.

The following summary describes the May 2016 draft contract and is expected to be amended in the coming weeks. Discussions are ongoing with respect to all the details of this agreement and management remains engaged with CCIC, RCA and our London and Omani lawyers and other financial and operations advisors until such time as this draft is finalized. Given our recent experience, management can give no assurance whatsoever at this time that the CCC Contract will in fact be signed at all. We will report further on these negotiations and developments with CCC, RCA and the Omani Bank as they unfold over the next few weeks.

If successfully agreed, the CCC Contract will be based on internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and will contain a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered.

Such a contract conceivably could have CCC perform as the general contractor with liability for the quality and scheduled performance off all sub-contractors. CCC would have the ability to be part of the bidding process for any Section of the project as described below but would not earn its flat fee for any such Section it actually constructed itself rather than managed.

LLC would manage the bidding and competitive process and would select the subcontractors and CCC would be responsible for managing such subcontractors. CCC regularly employs various subcontractors for its numerous projects and there is an ample supply of qualified contractors in Oman. If the CCC contract process concludes it will be presented to the LLC Shareholders for their consideration and expected approval. The CCC Contract is complex and interconnected with investment considerations.

The CCC Contract as presently envisioned with CCC will still call for the construction work required for the entire Omagine Project to be sub-divided into Sections. Each Section will then be executed by a sub-contractor to CCC-Oman pursuant to the relevant written “Notice to Proceed” issued by LLC with respect to such Section. The Notice to Proceed for any Section contains the relevant design and specifications for the work comprising that Section as well as any Section specific instructions or information.

Sections for which detailed design and specification criteria are not usually required for the work involved (e.g.: fencing, surveying, soil testing, earthworks, dredging, site leveling, etc. [collectively, the “Enabling Works”]) are referred to as “Lettered Sections” and they are labeled as Section A, Section B, Section C, Section D, etc.

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

The newly contemplated Phase One may be awarded to CCC as a Design/Build Section and the terms and conditions relevant thereto are undecideds at the present time. It is expected that the Omani Bank will provide the required debt financing for Phase One and that CCC and RCA will contribute a sufficient amount of their Deferred Cash Investments as equity to support that debt financing facility and the associated design and operations activities of LLC.

The payment arrangements for any Design/Build Section (as may be the case for Phase One) are not yet concluded. Other than any Design/Build Section, the amount that LLC will pay CCC-Oman for the construction of each Section by its sub-contractor will be individually negotiated and agreed per Section (an “Agreed Contract Amount”) prior to LLC issuing a written Notice to Proceed with respect to such Section. Each Agreed Contract Amount for a Section is subject to adjustment and finalization pursuant to the provisions of the CCC Contract into a final “Contract Price” after the relevant Section is completed.

The Agreed Contract Amount and final Contract Price for each Section is determined as follows:

i.	For any Lettered Section, the Agreed Contract Amount is based on:

	a.	the quantities of work, materials and activities specified in the relevant bill of materials (“BOM”) attached to the relevant Notice to Proceed for such Lettered Section, and

	b.	the unit pricing for such work, material or activity as memorialized in the agreed Schedule of Rates (“SOR”) attached to the relevant Notice to Proceed, and the final Contract Price for Lettered Sections will be calculated by direct observation, re-measurement and counting by LLC’s Quantity Surveyor of the units of work, materials and/or activities actually utilized to complete such Lettered Section.

It is anticipated that several Lettered Sections could be under construction simultaneously and/or in rapid succession as the required Enabling Works are identified and executed. LLC will pay CCC-Oman for all Lettered Sections its sub-contractors undertake based on the relevant Notices to Proceed, SOR and BOM.

ii.	For any Numbered Section, the Agreed Contract Amount is the lump-sum fixed price for such Numbered Section stated in the relevant Notice to Proceed and such Agreed Contract Amount is the final Contract Price for such Numbered Section absent any adjustment thereto pursuant to a written “Variation Order” issued by LLC.

As part of the masterplanning, we will develop a phasing program for the entire project and as the design and/or specifications of any Section is sufficiently completed such that LLC can tender it for competitive bidding it will do so. CCC-Oman will manage and oversee the work of the successful bidder who will be a sub-contractor to CCC-Oman.

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

Phase One which may be a Design/Build Section is presently estimated to have an Agreed Contract Amount of approximately $220 million.

LLC plans to maintain a robust control of the design of each Section (and of the overall design guidelines for any Design/Build Section) through to completion. LLC’s intention is to have CCC-Oman work closely with LLC and its masterplanner and architects to ensure that CCC’s constructability and value engineering advice are integrated into the final design for each Section.

Development Phases / Construction Sections / The Financing Agreement Date / The Deferred Cash Investments

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions (including possibly the Omani Bank for Phase One) will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement but as stated above that is now unlikely to be utilized. Until other Financing Agreements are actually executed by the relevant parties however, no assurance can be given that they actually will be so executed or that Project Financing will be available to LLC. Each such further Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of Project Finance whether from banks, financial institutions or from Syndicated Bank Financing will each be likely memorialized by a separate Financing Agreement.

The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”. The earlier that the Financing Agreement Date occurred, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this was ultimately complicated by the CCC-Contract delays described herein and by the present economic conditions in the MENA Region. (See: “Overview” and “Market Conditions”). The anticipated fast-track early benefits to the Omagine Project are now unlikely to occur unless and until the newly contemplated Phase One described herein is agreed and undertaken. The present liquidity squeeze in GCC banks which didn’t exist a year ago may continue to have a negative impact on our Project Finance efforts.

LLC is presently exploring other possible Equity Sales and Debt Facilities in order to finance the Omagine Project. One of such Debt Facility presently under consideration by management is a secured loan from Omagine to LLC if and when sufficient funds are available to Omagine to make such loan. Like any other Debt Facility, this would also be memorialized by a Financing Agreement.

No assurance however can be given at this time as to whether the Company will be successful in arranging either Equity Sales or Debt Facilities or in closing the financing facility for Phase One with the Omani Bank until such events actually happen.

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

Phase One

Phase One of the development and construction of the Omagine Project is presently budgeted at approximately $220 million and is presently intended to comprise the design and development of one hotel, 250 residences, and one Pearl building and associated Enabling Works and infrastructure within the Omagine Site.

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

Phase One is planned and expected to begin in the next few months (See: “Overview”, above). During Phase One LLC’s engineers, architects and designers are presently expected to undertake the masterplanning, engineering and architectural design work for the entire Omagine Project (the “Design Work”). Undertaking Phase One is contingent upon the successful conclusion of the presently ongoing negotiations with CCC, RCA and the Omani Bank.

Masterplanning / Equity Sales / Debt Facilities / Project Financing

The masterplanning of the Omagine Project is planned to occur prior to and during Phase One. It is presently planned that in parallel with the masterplanning effort we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

The preliminary master plan along with the various studies and our fleshed-out business plan (which in turn is informed by our now completed Strategic Plan) is expected to be utilized by the financial adviser to drive the Syndicated Bank Financing effort. LLC’s financial adviser (“Financial Adviser”) for Phase One is expected to be the Omani Bank.

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

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by Omagine and/or LLC (“Equity Sales”), or (ii) debt facilities with banks (including the Omani Bank), financial institutions or other persons (including the Al Rayan Bank Loan and/or loans from Omagine to LLC) or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing or Project Finance, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing and Project Finance necessary over time to execute the development of the Omagine Project.

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

iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks (including the Omani Bank and other potential investors (including Omagine) in the U.S., Europe, the GCC countries and Oman, and

iv.	with respect to major local, regional and international banks in Oman and the GCC (including the Omani Bank) there appeared to be a significant amount of banking liquidity in 2015, but presently the banking liquidity levels are under severe pressure primarily as a result of the worldwide drop in the price of crude oil and resulting decrease in deposits into these banks by governments. Similarly the large appetite we witnessed in 2015 at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC appears to have cooled in 2016.

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

LLC and CCC management and financial executives have held numerous meetings and discussions over the past several months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Bank Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Bank Financing requirements will be approximately $350 to $400 million during the multi-year development cycle of the Omagine Project. LLC management is also working closely with two Chinese contractors in an effort to assist them in securing the necessary Project Finance from Chinese banks for the Omagine Project.

The process of obtaining project financing (including from the Omani Bank for Phase One) is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases. With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional and international banks outside of Oman in this regard.

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

LLC management is presently confident that the OR 276,666,667 ($718,614,000) value of its Land Rights will be considered by the Omani banks as collateral for the Syndicated Bank Financing for the Omagine Project but it remains unclear at this stage whether or not banks other than Omani banks will do likewise. Notwithstanding the foregoing statement however, it is not possible at this time to predict with certainty what future events may alter LLC’s present assessment of its ability to use its Land Rights to collateralize any bank debt financing including any Syndicated Bank Financing.

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

Both the updated feasibility study and the financial model have been completed and they will be utilized by LLC to fine tune its development plans, and ultimately by the Omani Bank with respect to Phase One and by LLC’s designated Financial Adviser for the balance of the project (which also may be the Omani Bank) in arranging the Syndicated Bank Financing and other financing for LLC as may be required.

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

The sale of residential and commercial properties are a large revenue driver supporting Omagine LLC's internal financial projections. The OR 276,666,667 average valuation of the Land Rights has had a positive effect on projected revenue at LLC.

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

Off Plan Sales and Land Price Payments

As is present practice in Oman, LLC anticipates that sales contracts with third party purchasers of residential or commercial properties that are purchased “off plan” (i.e. purchased before the construction thereof), will stipulate the payment to LLC by such purchasers of (i) a deposit on signing of such sales contract, and (ii) progress payments during the construction period of the relevant property covered by such sales contract. Since the aggregate of such deposit and progress payments before and during the construction of the relevant property is expected to be approximately 85% of the sales price of the relevant property stipulated in such sales contract, LLC anticipates that (i) the construction costs for properties that are sold “off plan” will be substantially “owner-financed” by the relevant purchaser, and (ii) it will likely be unnecessary therefore for LLC to utilize any or very much Syndicated Bank Financing in order to pay for the construction costs of properties which are sold pursuant to “off plan” sales contracts. Management expects that this commonly accepted sales contract and payment process will significantly benefit LLC by reducing its aggregate requirements for Syndicated Bank Financing from its banks. The consumer appetite for such “off plan” sales is less today than it was in recent years. (See “Market Conditions” below).

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and recorded in LLC’s and the Company’s financial statements. The Company will experience another substantial increase in capital, if and when 60% (or the then appropriate percentage representing Omagine’s ownership interest in LLC) of the approximately $69 million of cash capital investments into LLC are recorded in the Company’s consolidated financial statements as Omagine’s ownership interest in LLC. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

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

Although the Company had expected to generate revenue in the medium term as LLC (i) began reimbursing Omagine for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to Omagine, such reimbursements are now likely to be delayed (See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above). The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The development and construction of the Phase One of the Omagine Project is now expected to begin in December 2016 or January 2017 (See: “Overview”, above).

Financial Adviser

LLC’s financial adviser (“Financial Adviser”) for Phase One is expected to be the Omani Bank. The debt financing for Phase One is expected to be supplied solely by the Omani Bank and not be syndicated. The Omani Bank may, depending upon future circumstances, be LLC’s Financial Adviser for follow-on phases or for the entire project. As such the Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Numbered Sections (and probably some of the Lettered Sections) to be constructed subsequent to Phase One.

It is presently expected that a definitive agreement between LLC and the Omani Bank with respect to Phase Pone will be executed within the next three weeks. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

Importantly, given the present liquidity issues at local and MENA Region banks, the matter of Project Finance is an issue that now moves to the forefront (from its previously deferred position) of all developer’s and contractor’s agendas. While the required Project Finance for the Omagine Project (estimated at approximately $400 million) – or any project – is not usually needed until after the masterplanning and design phase is complete or near complete, given present economic strains both developers and contractors are well advised to seek to lock up a Project Finance commitment early on rather than waiting to start a syndication at a later date.

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

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, virtually all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. These discussions will be advanced further and continued by LLC’s designated Financial Adviser. The Omani Bank however has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the $220 million Phase One. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. Management is actively pursuing an arrangement with two large Chinese contractors whereby such contractors will be the contractor for the project and arrange the Project Finance for the Omagine Project. These discussions are ongoing and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

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

MENA Region banks and financial institutions continue to maintain adequate levels of liquidity but the rapid fall in world oil prices is a challenge to those banks whose liquidity relies to a great deal on government deposits resulting from the sale of crude oil. The project financing environment in Oman and the MENA Region continues to remain cautious after the rapid decline of worldwide oil prices which led to the rapid decline of bank deposits being received from governments. LLC management has met recently with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is now cautiously optimistic (and less confident then it had been before the 2015 sudden drop in oil prices) that LLC and its yet to be designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Notwithstanding the foregoing sentence, LLC management is confident that it will be able to arrange the Project Finance with the Omani Bank that is necessary for Phase One. Management believes that all the Financial Advisers and banks with whom it has recently met concur that there is currently still a reasonable degree of liquidity and appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. Most such persons and institutions however are more cautious than they were a year ago because of the recent rapid fall in oil prices and the continuation of the unsettled military activities ongoing in Syria, Iraq, Yemen and Libya.

No assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing, including from the Omani Bank or from Syndicated Bank Financing, required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

As previously disclosed and as has been and continues to be widely reported by local and international media and press, the worldwide price of crude oil fell very suddenly and dramatically in 2014 and 2015 (from over $100 per barrel to about $25/$30 per barrel) as robust production in the U.S. and elsewhere created a global glut of crude oil. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

Although MENA Region governments had 100s of billions of dollars of savings in sovereign reserve funds, this oil price shock ushered in an extremely challenging environment for the MENA Region governments and for the companies of all types – including contractors – operating in the MENA region. In reaction to the large, rapid and unexpected drop in crude oil prices, government budgets were slashed across the region; contractors’ payments were delayed; and many government sponsored projects were postponed, delayed or cancelled. Payment delays and stalled government projects off the back of the decline in oil prices have severely impacted the entire construction industry in the MENA Region – including in Oman. The Omagine Project however is not a government sponsored project and Omagine LLC is a private company.

Crude oil prices “seem” to have recently stabilized around the mid-$40s per barrel price and a rebalancing of the market “seems to be” is in progress but the knock-on effects of the lower government spending and the delayed payments by MENA Region governments to contractors has had a severe economic impact on local economies and contractors. By way of example, two of the largest contractors in Saudi Arabia, Saudi Binladin Group (“SBG”) and Saudi Oger (“Oger”) were among the hardest hit by the current cash flow problem. SBG has laid off approximately 70,000 of its 200,000 workers, with local media suggesting Oger has let go up to 30,000 employees. Oger reportedly owes its employees $800 million in salaries as well as additional amounts owed to its banks and subcontractors and news media are reporting that it will soon be taken over by the Saudi government.

Almost all local banking institutions in the MENA Region are dependent on large deposits from oil and gas sales by governments in order to provide the normally excess liquidity apparent in the local banking system prior to this recent dramatic worldwide drop in oil prices. With the sudden fall in deposits from oil sales, bank liquidity at local banking institutions in the GCC and wider MENA Region are under immense pressure as deposits have fallen dramatically while simultaneously governments became large borrowers (where they were not before). Such new and large government borrowings from commercial banking institutions tend to crowd out commercial borrowing capacity for private companies. The largest banks of course are weathering this storm more handily then the mid-size or smaller banks.

Now however, as noted above, even some of the largest contractors are experiencing difficulties. CCIC is a very large multi-national contractor with significant financial resources but they too had to adjust accordingly to the present economic realities.

We expect that this sudden business cycle change will eventually right itself as all market participants adapt to the new realities but we are of the present opinion that (assuming the foregoing agreements relative to Phase One are executed as described), the Company has succeeded in creatively making a path where none had apparently previously existed.

These current economic conditions, should they continue unabated, could cause a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable and are expected to improve in 2017 relative to expected performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. From a timing perspective, LLC plans to now launch residential and commercial sales at the Omagine Project approximately six to nine months after starting the First Phase including intense design, marketing and construction activities. It is uncertain at this date when Phase One will begin but is expected to begin before the end of 2016.

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

Nearby Dubai is experiencing softness in its residential sales and leasing market but in general Dubai’s economy (a regional barometer) remains relatively strong and, in certain areas, quite robust. Raw material and labor prices remain somewhat volatile in Oman having recently experienced both downward and upward swings over the past year – but overall construction costs are sharply down due to the severe competition presently in the market among building contractors.

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

Sales and Marketing

Beginning during Phase One, LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity in anticipation of its launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

As we move forward we plan to construct and operate a sales showroom at the Omagine Site. The sales office/showroom will be staffed with experienced real estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales is presently planned to begin approximately six to nine months after starting Phase One (which is dependent upon the successful conclusion of ongoing discussions and negotiations with CCC, RCA and the Omani Bank to do so). Management expects that the continuing stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have remained stable during 2015 and as of the date of this report. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is strong. The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

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

Pursuant to the DA and UA, LLC will pay the Government OR 25 ($65) per square meter for the Project Land it sells to third party purchasers. The average valuation for the Land Rights (net of such Land Price) is OR 276,666,667 ($718,614,000) (See: “The Land Rights”, above).

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from Omagine via the Loans and Advances, LLC has during the Immediate Post-DA Period undertaken many critical tasks as indicated above (See: “Initial Tasks”), but for LLC to fully accomplish its objectives and undertake and finance the Phase One, it will have to close the Omani Bank financing, the Amended and Restated Shareholder Agreement and the CCC-Contract or an Equity Sale or Debt Facility transaction (or a combination thereof). The failure to date to accomplish this financing goal has delayed the Omagine Project and the masterplanning process.

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

Subject to the approval of its shareholders and to negotiating and agreeing the CCC Contract, LLC intends to hire CCC-Oman as the General Contractor / Construction Manager for the construction of the Omagine Project (See: “The CCC Contract”, above). CCC-Oman is an LLC shareholder and one of the largest construction companies in Oman where it currently employs approximately 13,000 construction personnel. CCC-Oman is experienced in all aspects of the construction business and regularly constructs large scale projects of the magnitude of the Omagine Project.

To date, Omagine has generally conceived the development concepts and defined the ”scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. During the Phase One, LLC will engage various firms as its consultants (master planner, engineers, real estate and hospitality consultants, etc.) who will together with management and CCC finalize the design for Phase One and ultimately for the entire Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant which it has selected would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

Results of Operations:

Overview

The Company was expected to generate revenue in the near to medium term as LLC began reimbursing Omagine for its Pre-Development Expenses and Loans and Advances and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee”) but those payments are now likely to be delayed. The Company is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

In their opinion on our 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but in our June 30, 2016 unaudited financial statements included in this report and in our December 31, 2015 audited financial statements that expression of concern has been removed. Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. In April 2016, Omagine sold 700,000 restricted Common Shares to an accredited investor for proceeds to Omagine of $504,000, and the aggregate of 139,334 restricted Common Shares were sold to the Company’s president and three independent directors for aggregate proceeds to Omagine of $125,400.

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

THREE MONTHS ENDED JUNE 30, 2016 vs.

THREE MONTHS ENDED JUNE 30, 2015

The Company did not generate any revenue or incur any cost of sales during the three month periods ended June 30, 2016 and 2015. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $730,860 during the three months ended June 30, 2016 compared to $572,103 during the three months ended June 30, 2015. This $158,757 (28%) increase in SG&A Expenses was attributable to the following expense categories: officers and directors compensation including stock based compensation ($18,500), consulting fees including stock-based compensation ($234,195) and other selling, general and administrative costs ($18,860) offset by decreases in professional fees ($46,037), Travel ($42,945) and occupancy costs ($23,816).

The Company sustained a net loss of $761,731 for the three months ended June 30, 2016 compared to a net loss of $549,608 for the three months ended June 30, 2015. This $212,123 (39%) increase in the Company's net loss for the three months ended June 30, 2016 compared to the prior period was principally attributable to the $158,757 increase in SG&A Expenses mentioned above and an increases in amortization of debt discounts ($8,450), increase in interest expense ($5,322) and a decrease in net loss attributable to non-controlling interests in LLC ($39,594).

SIX MONTHS ENDED JUNE 30, 2016 vs.

SIX MONTHS ENDED JUNE 30, 2015

The Company did not generate any revenue or incur any cost of sales for the six month periods ended June 30, 2016 and 2015.

Total SG&A Expenses were $1,437,414 during the six month period ended June 30, 2016 compared to $1,274,490 for the six months ended June 30, 2015. This $162,924 (13%) increase was attributable to the following expense categories: officers and directors compensation including stock based compensation ($200,333), consulting fees including stock based compensation ($106,738) offset by decreases in professional fees ($56,538), Travel ($31,995), occupancy costs ($47,769) and other selling, general and administrative costs ($7,845).

The Company sustained a net loss of $1,482,832 for the six months ended June 30, 2016 compared to a net loss of $1,239,583 for the six months ended June 30, 2015. This $243,249 (20%) increase in the Company's net loss for the six months ended June 30, 2016 compared to the prior period was principally attributable to the $162,924 increase in SG&A Expenses mentioned above and an increases in amortization of debt discounts ($22,033), increase in interest expense ($7,168) and a decrease in net loss attributable to non-controlling interests in LLC ($51,124).

Liquidity and Capital Resources

The Company incurred net losses of $1,482,832 and $1,239,583 during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company had an increase in cash of $28,454 resulting from the positive cash flow of $1,035,700 from investing activities offset by a negative cash flow of $1,007,246 from operating activities. Financing activities for the six months ended June 30, 2016 consisted of proceeds from the sale of Common Stock of $529,000, proceeds of $540,000 from a note payable to YA II PN, Ltd. (p/k/a YA Global Master SPV, Ltd.) (“YA”) (the March 2016 YA Loan), proceeds of $360,000 from a note payable to YA (the June 2016 YA Loan) and proceeds of $1,700 from the exercise of stock options offset by payment of five monthly installments totaling $225,000 for the 2015 YA Loan and payment of three monthly installments totaling $170,000 for the March 2016 YA Loan.

The Company had $0 in capital expenditures for the six months ended June 30, 2016.

At June 30, 2016, the Company had $491,166,520 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Company’s consolidated financial statements) and $353,157 of cash. The Company's current liabilities at June 30, 2016 totaled $2,081,137 consisting of $375,225 of convertible notes payable and accrued interest, $749,267 of notes payable and accrued interest, $640,637 of accounts payable and accrued expenses and $316,008 of accrued officers’ payroll. At June 30, 2016, the Company had working capital of $489,085,383 compared to a working capital of $489,652,283 at December 31, 2015. Twenty-eight percent (28%) of the $2,081,137 of current liabilities at June 30, 2016 ($579,356) is due and owing to officers and/or directors of Omagine.

The $566,900 decrease in the Company's working capital at June 30, 2016 compared to December 31, 2015 is attributable to the increase in current liabilities ($593,587), a decrease in prepaid expenses and other current assets ($1,767) and an increase in cash ($28,454). The Company’s liabilities at June 30, 2016 increased compared to December 31, 2015 due to increases in notes payable and accrued interest ($545,100), accounts payable, accrued expenses and other current liabilities ($145,017) offset by decreases in accrued officers’ payroll ($73,826) and convertible notes payable and accrued interest ($22,704).

Warrants

Strategic Warrants

As of the date hereof, Omagine has 6,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised which will provide a future source of additional financing for Omagine.

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

Tempest Warrants

On June 24, 2014, Omagine issued the 1,000,000 Tempest Warrants to an investor each of which are exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the Trading Day immediately preceding the relevant exercise date (See: Exhibit 4.4). On August 15, 2014, such investor transferred 240,000 Tempest Warrants to an affiliate and such affiliate exercised 240,000 Tempest Warrants on August 15, 2014 at $1.40 per share for the purchase of 240,000 restricted Common Shares. On October 2, 2014, such investor transferred an additional 250,000 Tempest Warrants to such affiliate and such affiliate exercised 250,000 Tempest Warrants on October 2, 2014 at $1.31 per share for the purchase of 250,000 restricted Common Shares. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the then remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding. Subsequently on October 8, 2015, such investor transferred an additional 2,375 Tempest Warrants to an affiliate and such affiliate exercised 2,375 Tempest Warrants on October 8, 2015 at $1.28 per share for the purchase of 2,375 restricted Common Shares. All 349,397 remaining Tempest Warrants expired on June 23, 2016 and are no longer exercisable.

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

Any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount and Post-DA Pre-Development Expenses in excess of $28.2 million. (See: “Financial Advisor”, and “The Shareholder Agreement”, “LLC Capital Structure”, “Pre-Development Expenses and Loans and Advances to LLC”, above), and (vii) our then current cash requirements.

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

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary and as of the date of this Report, the Company has sold 48,985 shares of its Common Shares pursuant to the 2014 SEDA for proceeds of $50,000.

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

In 2016, the Company and YA entered into two additional loans. On March 15, 2016, the Company and YA entered into a loan agreement (the “March 2016 YA Loan Agreement”). Pursuant to the March 2016 YA Loan Agreement, the Company borrowed six hundred thousand dollars ($600,000) from YA (now named YA II PN, Ltd.) (the “March 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the March 2016 YA Loan Agreement the Company agreed to pay off the $150,575 balance due as of March 15, 2016 under the 2015 YA Loan Agreement and to pay a $60,000 commitment fee with respect to the March 2016 YA Loan to YA Global II SPV LLC, the Affiliate. At the closing on March 15, 2016 of the March 2016 YA Loan, the appropriate amounts representing the balance due under the 2015 YA Loan Agreement and the commitment fee for the March 2016 YA Loan were deducted from the $600,000 principal balance of the March 2016 YA Loan and paid to YA and the Affiliate. The $349,425 proceeds of the March 2016 YA Loan were received by the Company on March 15, 2016. The foregoing summary of the terms of the March 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.28; 10.29; and 10.30 respectively. On June 22, 2016, the Company and YA entered into another loan agreement (the “June 2016 YA Loan Agreement”). Pursuant to the June 2016 YA Loan Agreement, the Company borrowed four hundred thousand dollars ($400,000) from YA (the “June 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the June 2016 YA Loan Agreement the Company agreed to pay a $40,000 commitment fee with respect to the June 2016 YA Loan to the Affiliate. At the closing on June 22, 2016 of the June 2016 YA Loan, the commitment fee for the June 2016 YA Loan was deducted from the $400,000 principal balance of the June 2016 YA Loan and paid to the Affiliate. The $360,000 proceeds of the June 2016 YA Loan was received by the Company on June 22, 2016. The foregoing summary of the terms of the June 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.38; 10.39; and 10.40 respectively. Omagine presently anticipates that the March 2016 YA Loan and the June 2016 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the March 2016 YA Loan or the June 2016 YA Loan.

Omagine LLC

LLC presently has limited and strained resources.

Omagine invested the OR 20,000 cash [$52,000] OMAG Initial Equity Investment into LLC upon its organization and pursuant to the Shareholder Agreement the following additional investments have been made to date into LLC:

i.	a further OR 130,000 [$338,000] cash investment was made by the LLC Shareholders, and
ii.	a further OR 210,000 [$546,000] cash investment was made by Omagine, and
iii.	a further OR 276,666,667 [$718,614,000] non-cash investment was made by RCA.

LLC is presently capitalized at OR 277,026,667 [$719,550,000]. Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date have depleted LLC’s limited cash capital.

As of the date hereof Omagine has invested OR 210,000 [$546,000] pursuant to the SHA as it was obligated to do so and has made the Loans and Advances to LLC in order to maintain LLC’s liquidity. Omagine has satisfied in full its obligation pursuant to the Shareholder Agreement to make the OMAG Deferred Investment into LLC.

RCA is presently obligated and CCC may (depending upon future events) be presently obligated to make their respective Deferred Cash Investments into LLC in the aggregate amount of OR 26,628,125 [$69,233,125]. However it is possible, even likely, that the Shareholder Agreement will be amended to accommodate the present economic conditions such that the Deferred Cash Investments will be made over a period more in line with LLC’s actual cash requirements. (See: “Overview”, “The Shareholder Agreement” and the “The CCC Contract”).

LLC is hoping to sign a Financing Agreement for Phase One (the Omani Bank Loan Agreement) with the Omani Bank in the near future. Until such Omani Bank Loan Agreement is executed by the parties no assurance can be given that it will actually occur. (See “The Omani Bank” above).

The OR 276,666,667 [$718,614,000] investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

The continuation of LLC’s business to date has been financed by Omagine.

Even if the financing for Phase One closes with the Omani Bank, LLC will have to arrange a significant amount of additional project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

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

In the absence of the closing of an Equity Sale, Debt Facility or the Omani Bank financing, and subject to the necessary financial resources being available to it, Omagine may make a secured loan to LLC in order to finance the Omagine Project’s initial phase of development. Such a loan from Omagine, if it were to be made, would be memorialized by a Financing Agreement like any other Debt Facility.

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

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in the first six months of 2016. We expect, assuming we are able to close one or more of the debt facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with the Omani Bank relative to the debt financing for Phase One, Debt Facilities and other project financing and Syndicated Bank Financing for the Omagine Project.

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

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount, and the Loans and Advances, and
ii.	at LLC through a combination of invested capital, Equity Sales, bank loans and project finance Debt Facilities (including possibly, the debt to the Omani Bank relative to the debt financing for Phase One) (See: “Business - The Shareholder Agreement / LLC Capital Structure,” and “Masterplanning/Equity Sales/Debt Facilities/Project Financing”).

No assurance can be given that such financing will be available to the Company at either Omagine or LLC.

We presently expect that any future project financing requirements (including any Syndicated Bank Financing) for LLC will be placed with the Omani Bank and/or with regional and international banks as arranged by LLC with the assistance of its Financial Adviser. LLC’s requirement for project financing is expected to be reduced by its ability to pre-sell residence and commercial units by entering into sales contracts with third party purchasers and receiving deposits and progress payments during the construction of such units. Recent trends in the Omani market however have indicated a reduced consumer appetite for pre-sales of residence units as many more buyers are now demanding a finished product before entering into sales contracts with developers. (See: “Financial Advisor” and “Market Conditions” and “Sales & Marketing”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

On April 22, 2016, the holders of a Convertible Note converted $30,984 of principal and accrued interest into 24,207 shares of Common Stock.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the six month period ended June 30, 2016.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (27)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (24)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.15	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by Omagine and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 Omagine $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by Omagine and YA (26)

10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between Omagine LLC and Masraf Al Rayan Bank (27)
10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 Omagine $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by Omagine and YA (28)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.9, Usufruct Agreement (24)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.10 (24)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Evaluation Report (24)
99.6	The JLL Final Valuation Report (24)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.

(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: August 22, 2016	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 22, 2016	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

