Form 10-Q
period 2016-09-30
Omagine, Inc.
filed 2016-11-21
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

As of November 14, 2016, the Registrant had outstanding 20,132,648 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,423	$324,703
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	11,090	1,767

Total Current Assets	490,836,876	491,139,833

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(152,527)	(148,894)
Total Property and Equipment	227,808,112	227,811,745

OTHER ASSETS	4,057	33,762

TOTAL ASSETS	$718,649,045	$718,985,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest	$482,110	$397,929
Notes payable and accrued interest - YA II PN, Ltd. (less unamortized discount of $57,500 and $20,833, respectively)	514,842	204,167
Accounts payable	776,526	340,290
Accrued officers payroll	367,877	389,834
Accrued expenses and other current liabilities	165,546	155,330
Total Current Liabilities	2,306,901	1,487,550
Long Term Liabilities	-	-

TOTAL LIABILITIES	2,306,901	1,487,550

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	-	-

Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 20,062,648 shares in 2016 and 18,728,313 in 2015	20,062	18,728
Capital in excess of par value	469,794,059	468,651,654
Deficit	(40,502,569)	(38,342,692)
Total Omagine, Inc. stockholders' equity	429,311,552	430,327,690
Noncontrolling interests in Omagine LLC	287,030,592	287,170,100

Total Stockholders' Equity	716,342,144	717,497,790

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,649,045	$718,985,340

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $135, $1,880,765, $301,655 and $1,957,285, respectively)	113,885	1,976,515	578,238	2,240,535
Professional fees	266,276	9,375	342,757	142,394
Consulting fees (including stock-based compensation of $25,000, $1,343,924, $25,000 and $1,355,105, respectively)	28,458	1,414,848	466,251	1,745,904
Commitment fees (All stock-based compensation)	150,000	-	150,000	-
Travel	114,604	117,281	389,203	423,875
Occupancy	14,690	45,683	45,657	124,419
Other selling general and administrative	50,677	125,585	203,898	286,651
Total Costs and Expenses	738,590	3,689,287	2,176,004	4,963,778

OPERATING LOSS	(738,590)	(3,689,287)	(2,176,004)	(4,963,778)

OTHER (EXPENSE) INCOME
Amortization of debt discounts	(25,000)	(12,500)	(63,333)	(28,800)
Interest expense	(26,678)	(18,643)	(60,048)	(44,843)
Other (Expense) - Net	(51,678)	(31,143)	(123,381)	(73,643)

NET LOSS	(790,268)	(3,720,430)	(2,299,385)	(5,037,421)

Add net loss attributable to noncontrolling interests in Omagine LLC	113,223	24,752	139,508	102,160

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(677,045)	$(3,695,678)	$(2,159,877)	$(4,935,261)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.21)	$(0.11)	$(0.29)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	19,850,406	17,417,560	19,561,559	17,240,703

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Issued and Outstanding.		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2013	14,935,038	$14,935	$25,987,795	$(27,508,439)	$(25,952)	$(1,531,661)

Stock grant issued to law firm in satisfaction of $15,812 of accounts payable	34,374	34	26,214	-	-	26,248

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement ( SEDA)	218,941	219	309,781	-	-	310,000

Issuance of Common Stock for SEDA commitment fees	85,822	86	149,914	-	-	150,000

Issuance of Common Stock for 401(k) Plan contribution	73,315	73	76,177	-	-	76,250

Issuance of Common Stock for cash	1,004,629	1,004	1,486,096	-	-	1,487,100

Issuance of Common Stock for finders' fees on restricted Common Stock sales	46,000	47	76,121	-	-	76,168

Exercise of Tempest Warrants	490,000	490	663,010	-	-	663,500

Cancellation of shares issued to stockholder relations agent	(10,000)	(10)	(9,010)	-	-	(9,020)

Stock Option expense	-	-	3,486,856	-	-	3,486,856

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	(53,669)	(53,669)

Net loss	-	-	-	(5,160,960)	-	(5,160,960)

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020

Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040

Issuance of Common Stock for finders' fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500

Issuance of Common Stock for Directors' Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	17,696	18	24,982	-	-	25,000

Issuance of Restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700

Stock Option expense	-	-	4,001	-	-	4,001
Stock Option expense - Extension of Strategic Options (1,965,000 to December 31, 2016)	-	-	915,493	-	-	915,493
Stock Option expense - Extension of Strategic Options (950,000 to December 31, 2016)	-	-	541,215	-	-	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC	-	-	431,168,400	-	287,445,600	-718,614,000

Adjustments for noncontrolling interests in Omagine LLC	-	-	-	-	(195,879)	(195,879)

Net loss	-	-	-	(5,673,293)	-	(5,673,293)

Balances at December 31, 2015	18,728,313	$18,728	$468,651,654	$(38,342,692)	$287,170,100	$717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250

Issuance of Common Stock for Directors' Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000

Stock Option expense	-	-	405	-	-	405

Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400

Issuance of Common Stock for Directors' Cash Compensation for services January 1 2016, to June 30, 2016	83,334	83	74,917	-	-	75,000

Issuance of Restricted Common Stock for cash	769,488	770	558,230	-	-	559,000

Conversion of Convertible Notes payable liability into Common Stock	24,207	24	30,960	-	-	30,984

Issuance of Common Stock to a Director for the exercise of stock options	2,000	2	1,698	-	-	1,700

Issuance of Common Stock under 2014 Standby Equity Distribution Agreement (SEDA)	31,289	31	24,969	-	-	25,000

Issuance of Common Stock to consultant for services	30,340	30	24,970	-	-	25,000

Issuance of Common Stock for SEDA commitment fees	161,290	161	149,839	-	-	150,000

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(139,508)	(139,508)

Net loss	-	-	-	(2,159,877)	-	(2,159,877)

Balances at September 30, 2016 (Unaudited)	20,062,648	$20,062	$469,794,059	$(40,502,569)	$287,030,592	$716,342,144

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,159,877)	$(4,935,261)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(139,508)	(102,160)
Depreciation and amortization	66,966	32,337
Stock-based compensation related to stock options	405	3,114,190
Issuance of Common Stock for finders' fees on restricted Common Stock sales	-	12,500
Issuance of Common Stock for consulting fees	25,000	9,450
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors' fees	225,000	100,000
Issuance of Common Stock for commitment fees	150,000	-
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	20,382	(3,436)
Accrued interest on notes payable	17,507	21,698
Accounts payable	436,236	160,791
Accrued officers' payroll	28,443	(142,573)
Accrued expenses and other current liabilities	10,216	(30,964)
Net cash flows used by operating activities	(1,242,980)	(1,687,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,398)
Net cash flows used by investing activities	-	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on 2014 note payable to YA II PN, Ltd.	-	(225,000)
Proceeds from sale of Common Stock	584,000	259,700
Proceeds of 2015 note payable to YA II PN, Ltd. Net of $50,000 commitment fee	-	450,000
Proceeds from exercise of stock options	1,700	1,020
Principal payments on 2015 note payable to YA II PN, Ltd.	(225,000)	(130,000)
Proceeds from the sale of Common Stock Warrants	-	250,000
Proceeds of issuance of 2016 note payable to YA II PN, Ltd. Net of $60,000 commitment fee	540,000	-
Principal payments on 2016 $600,000 note payable to YA II PN, Ltd.	(315,000)	-
Proceeds of issuance of an additional 2016 note payable to YA II PN, Ltd. net of $40,000 commitment fee	360,000	-
Principal payments on 2016 $400,000 note payable to YA II PN, Ltd.	(115,000)	-
Proceeds of issuance of convertible note payable	100,000	-
Net cash flows provided by financing activities	930,700	605,720

NET (DECREASE) INCREASE IN CASH	(312,280)	(1,087,856)

CASH BEGINNING OF PERIOD	324,703	1,113,679

CASH END OF PERIOD	$12,423	$25,823

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$600	$2,197

Interest paid	$56,451	$19,089

NON-CASH FINANCING ACTIVITIES

Issuance of Common Stock to an Executive Officer in payment of salaries payable	$50,400	$120,000

Issuance of Common Stockin satisfaction of convertible note payable ($15,000) and accrued interest ($15,984)	$30,984	$-

Payment-in-kind capital contribution of land by noncontrolling interest in Omagine LLC pursuant to Omagine LLC Stockholder Agreement	$-	$718,614,000

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLC'’s name with the Government. On November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The loan, which is subject to satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing is that the loan be secured by a $25,000,000 cash deposit in an LLC account at the Qatari bank. Contingent upon the closing of such loan and/or contingent upon the general contractor advancing $10 million to LLC upon execution of the construction contract, commencement of these first phase activities is expected to begin promptly thereafter. (See Note 9 – “Omagine Project”).

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s amended annual report on Form 10-K for the fiscal year ended December 31, 2015 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2016 and December 31, 2015, cash included approximately $4,500 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At September 30, 2016 and December 31, 2015, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 acquisition of the Land Rights. (See: Note 2 – “Inventory and Property”).

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

Stockholders’ Equity - Stockholders’ equity consists of common stock, capital in excess of par value, deficit, and non-controlling interests in LLC. The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $718,614,000 in stockholders’ equity resulting from LLC’s July 2, 2015 acquisition of the Land Rights (a $431,168,400 increase in Omagine stockholders’ equity and a $287,445,600 increase in non-controlling interests in LLC). (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the nine month periods ended September 30, 2016 and 2015 were $405 and $3,114,190, respectively. (See Note 7).

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

For the nine month periods ended September 30, 2016 and 2015, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2016	2015

Convertible Notes	286,663	156,399
Stock Options	3,269,000	3,273,000
Stock Appreciation Rights	1,455,000	1,455,000
Warrants	6,422,124	6,773,896
Total Common Shares Issuable	11,432,787	11,658,295

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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the nine months ended September 30, 2016 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

As more fully described in Note 1 and in Note 9 (See: “the Omagine LLC Shareholder Agreement section of Note 9), financing for the Omagine Project has not yet been secured. If such financing is not obtained, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the land under development described above.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2016	2015

Prepaid rent (New York office)	$1,859	$1,767
Prepaid Rent (Muscat, Oman Office)	8,970	-
Other prepaid expenses	261	-
Total	$11,090	$1,767

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	September 30,	December 31,
	2016	2015

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	89,987	78,727
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	35,000	50,000
Accrued Interest	39,842	51,195
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	16,760	18,007
Due to entity owned by two directors of Omagine, interest at 5% per annum, due on December 24, 2016 convertible into Common Stock at a conversion price of $0.75 per Common Share:
Principal	100,000
Accrued Interest	521	-
Total	$482,110	$397,929

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

Notes payable and accrued interest thereon due to YA consist of:

	September 30,	December 31,
	2016	2015

2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016)	$-	$225,000

March 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($60,000 in April 2016 and May 2016, $50,000 monthly June to August 2015, $45,000 in September 2016, $35,000 in October and November 2016,$40,000 in December 2016, $45,000 in January 2017, $60,000 in February 2017 and $70,000 in March of 2017)	285,000	-

June 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($40,000 in July and August 2016, $35,000 monthly September to November 2016, $25,000 monthly, December 2016 to February 2017 and $35,000 monthly March to June 2017)	285,000	-

Less: Unamortized debt discount at September 30, 2016 and December 31, 2015	(57,500)	(20,833)
Principal, net	512,500	204,167
Accrued interest	2,342	-
Total	$514,842	$204,167

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under ”Equity Finance Agreements” with respect to sales of Common Shares made to YA II PN, Ltd. (p/n/a YA Global Master SPV, Ltd.) (”YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a 17% restricted stock discount for 2014 issuances, an 18% restricted stock discount for 2015 issuances and a 25% restricted stock discount for 2016 issuances that were or will be issued.

4	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On May 17, 2016, an Independent Director exercised Stock Options at $0.85 to purchase 2,000 shares of Common Stock.

On June 15, 2016, pursuant to the SEDA, Omagine sold 31,289 Common Shares to YA for proceeds of $25,000.

On July 29, 2016, Omagine sold 10,684 restricted Common shares to an accredited investor for proceeds of $10,000.

On August 19, 2016, Omagine sold 13,245 restricted Common Shares to an accredited investor for proceeds of $10,000.

On August 30, 2016, Omagine sold 11,312 restricted Common Shares to an accredited investor for proceeds of $10,000.

On September 16, 2016, Omagine sold 34,247 restricted Common Shares to an accredited investor for proceeds of $25,000.

On September 19, 2016 Omagine paid a consultant 30,340 restricted Common Shares at a value of $25,000.

On September 21, 2016, Omagine issued 161,290 restricted Common Shares to YA in satisfaction of a $150,000 commitment fee due in connection with the extension of the 2014 SEDA to February 1, 2019.

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At September 30, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan. At September 30, 2016, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the nine month periods ended September 30, 2016 and 2015 pursuant to both the 2003 Plan and the 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51	-	-
Granted in Q3 2015	1,455,000	$2.00	2.29	-
Outstanding September 30, 2015	4,728,000	$1.98	1.67	$59,440

Exercisable at September 30, 2015	4,728,000	$1.98	1.67	$59,440

Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Exercised in Q2 2016	(2,000)	$0.85
Expired Q2 2016	(2,000)	$0.85
Outstanding September 30, 2016	4,724,000	$1.98	0.65	$-

Exercisable at September 30, 2016	4,724,000	$1.98	0.65	$-

Of the 4,724,000 Stock Options outstanding at September 30, 2016, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2016; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”).

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

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the nine month periods ended September 30, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at September 30, 2015	-	-	-

Non-vested shares at January 1, 2016	-	-	-
Non-vested shares at September 30, 2016	-	-	-

Issued and outstanding Stock Options and SAR’s (all non qualified) as of September 30, 2016 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2016
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2016
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,724,000	4,724,000

A summary of information about Stock Options and SARs outstanding at September 30, 2016 is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01 - $2.00	3,624,000	1.80	0.70	3,624,000	1.80
$ 2.01 - $3.00	1,100,000	2.56	0.49	1,100,000	2.56
Totals	4,724,000	$1.98	0.65	4,724,000	$1.98

As of September 30, 2016, there was $675 of unrecognized compensation costs relating to unexpired Stock Options. That cost is expected to be recognized $135 in 2016 and $540 in 2017.

Warrants

As of September 30, 2016, Omagine had 6,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

On August 15, 2014, 240,000 Tempest Warrants were transferred to an affiliate of the investor. The affiliate exercised the 240,000 Tempest Warrants at an exercise price of $1.40 per Common Share for proceeds of $336,000. On October 2, 2014, a further 250,000 Tempest Warrants were exercised by such affiliate at an exercise price of $1.31 per Common Share for proceeds of $327,500. On June 29, 2015, the investor exercised 158,228 of the Tempest Warrants at an exercise price of $1.58 per Common Share for proceeds of $250,000. In conjunction with this June 29, 2015 exercise, Omagine agreed with the investor to file a registration statement with the SEC to register all the aforementioned Common Shares presently owned by the investor and his affiliate as well as the remaining 351,772 Common Shares underlying the remaining 351,772 Tempest Warrants outstanding at that time. On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to Omagine of $3,040. The balance of all 349,397 unexercised Tempest Warrants expired on June 23, 2016.

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Omagine filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by Omagine (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on February 11, 2015 which was declared effective by the SEC on February 13, 2015 and its effective status expired. Omagine filed another post-effective amendment to the Warrant Registration on January 14, 2016 which was declared effective by the SEC on January 25, 2016 (the “Updated Warrant Registration”). As of the date hereof, the effective status of the Updated Warrant Registration expired and the Company intends to file a post-effective amendment to such Registration Statement with the SEC in order to again register the Common Shares issuable upon the exercise of the Strategic Warrants. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

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

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	September 30,	December 31,
	2016	2015

U.S. federal net operating loss carry forwards	$6,807,000	$6,375,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	1,945,000	1,822,000
	8,752,000	8,197,000
Less: Valuation allowance	(8,752,000)	(8,197,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at September 30, 2016. At September 30, 2016, the Company had U.S. federal net operating loss carry forwards of approximately $19,448,000 expiring in various amounts from fiscal year 2017 to fiscal year 2036.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at September 30, 2016 and December 31, 2015.

NOTE 9 – COMMITMENTS

Leases

Omagine leases its executive office in New York under a month to month lease from an unaffiliated third party. LLC leases office space in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2016 and which provides for an annual rental of $35,880. The Company’s rent expense for the nine month periods ended September 30, 2016 and 2015 was $45,657 and $124,419, respectively.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine had continued to accrue salary payable to its President through December 31, 2014 and on January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its President on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Company applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Company paid its President $55,601 of accrued officer’s payroll. At September 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its President of $57,155 and $115,131, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. On January 1, 2015 the Company recommenced its bi-monthly payroll for employees, including for its Vice-President on the basis of an annual salary of $100,000. On March 26, 2015 the Company paid its Vice-President $33,000 of accrued officer’s payroll. On September 9, 2015, October 2, 2015 and December 7, 2015, the Company paid its Vice-President accrued officers’ payroll of $2,000, $3,200 and $2,500, respectively. On June 23, 2016 the Company paid its Vice-President $32,000 of accrued officer’s payroll and on July 28, 2016 the Company paid an additional $2,700. At September 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $141,122 and $137,905, respectively.

On January 1, 2015 the Company recommenced its bi-monthly payroll for its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. At September 30, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Controller of $169,600 and $136,798, respectively.

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

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA was to terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined) (i.e. February 1, 2017), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On September 20, 2016, the Company and YA entered into an agreement amending the SEDA extending the term of the 2014 SEDA to February 1, 2019 or to such date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000 (the “Second SEDA Amendment”). On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (the “Affiliate”). On September 21, 2016 in satisfaction of a $150,000 commitment fee due pursuant to the Second SEDA Amendment, Omagine issued 161,290 restricted Common shares to the YA Affiliate. (See Note 6)

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an ”Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

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

The Operative Date of July 1, 2015 is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured. The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon the following milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government within twelve months from the Operative Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission to the Ministry of Tourism of a social impact assessment within 8 months of the Operative Date and the Government’s approval thereof within 12 months of the Operative Date, (3) the Government’s approval within 12 months of the Operative Date of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company within 12 months of the Operative Date. Company management has had informal discussions with the concerned government officials and management is confident that given the present economic conditions in the region (of which the Government is keenly aware), the Company will be granted an extension of time on many of such due dates similar to the extension of the Operative Date to July 1. 2015 already previously granted by the Government.

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

Pursuant to the Shareholder Agreement, Omagine invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of December 31, 2015, Omagine had invested 300,000 Omani Rials ($780,000) into LLC. Pursuant to the Shareholder Agreement, RCA invested the value of the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC on July 2, 2015.

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

Although the LLC Shareholders are presently negotiating an Amended and Restated Shareholder Agreement, there is no assurance that it will happen. If agreement is not reached by the LLC Shareholders on the matters presently under discussion, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Company’s Consolidated Balance Sheet at September 30, 2016 (See Note 2).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2016 and December 31, 2015, respectively, Omagine’s accounts payable included $52,585 and $32,148 due to its officers and directors.

For the nine months ended September 30, 2016 and 2015, the Company expensed a total of $68,000 and $47,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, the Company paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Company to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19 to May 23, 2016.

NOTE 11 – SUBSEQUENT EVENTS

On October 14, 2016, the Company entered into a Convertible Promissory Note with an accredited investor for the principal amount of $50,000 with interest at 5% per annum, due on April 14, 2017 and convertible into the Company’s Common Stock at a conversion price of $0.65 per Common Share.

On October 17, 2016, the Company entered into an Interest Free Promissory Note with an accredited investor for the principal amount of $75,000, due on December 13, 2016, and in lieu of any interest due and payable on the principal amount of the Note, the Company issued to the Note Holder 150,000 Common Stock Purchase Warrants exercisable at the greater of (a) $0.50, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date.

On November 1, 2016, Omagine sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000 and also sold 10,000 restricted Common Shares to an independent director who is also an accredited investor for proceeds of $5,000.

On November 4, 2016, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

On November 8, 2016, Omagine sold an aggregate of 20,000 restricted Common Shares to two accredited investors for aggregate proceeds of 10,000.

On November 14, 2016, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with an accredited investor for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement).

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

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. Omagine, Inc. has 20,132,048 shares of its Common Stock issued and outstanding as of November 14, 2016.

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

As of the date hereof, the shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and

ii.	Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and

iii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide and operating subsidiaries in among other places, every country in the MENA Region. In its fiscal years immediately prior to 2016, CCIC had approximately five (5) billion U.S. dollars in annual revenue and one hundred thirty thousand (130,000) employees but this may be reduced during its 2016 fiscal year as a result of adverse economic conditions in the MENA Region (See: “Market Conditions” below). The two CCIC subsidiaries which are LLC shareholders are:

a.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC, and

b.	Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman.

CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

As previously reported several obstacles were encountered with regard to concluding the construction contract for the Omagine Project with CCC (the “CCC-Contract”). It recently appeared that these obstacles would be overcome via an agreement with CCC and an Omani bank with whom CCC has a business relationship. CCC’s introduction and long-standing relationship with the Omani bank was the impetus behind the proposed debt financing and advisory services to LLC by the Omani bank. All efforts to date to conclude the CCC-Contract with CCC, and recently to conclude an agreement with the Omani bank referred to us by CCC, have resulted in no forward progress.

Management was originally pleased in August 2016 by the prospect of concluding the drawn out negotiations with CCC to finalize the CCC-Contract and the Amended and Restated Shareholder Agreement with CCC and RCA before concluding a term sheet with the Omani Bank, but all such CCC negotiations once again foundered and management no longer sees that path as a viable way forward.

Also as previously reported, management has been holding discussions in parallel with several potential LLC investors and as of the date hereof, we are in final discussions with several such investors and have a signed agreement with one such investor.

We presently expect to amend the Shareholder Agreement as necessary to memorialize the new arrangements and revisions to which the LLC Shareholders may agree (the “Amended and Restated Shareholder Agreement”). We presently expect that the Amended and Restated Shareholder Agreement will be signed by the parties within the next month and that serious design, development and construction activities on the Omagine Project will begin during the first quarter of 2017.

Management has also been conducting parallel project finance discussions with a bank other than the Omani Bank with whom CCC has a business relationship, and we expect a successful conclusion to that discussion to occur soon after the Amended and Restated Shareholder Agreement is executed by the parties.

As these matters unfold, management will report all material developments and agreements to its shareholders in a timely manner.

Management’s primary goal continues to be the launch in the first quarter of 2017 of serious design and construction activities for the Omagine Project. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

The Shareholder Agreement

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

a)	Omagine purchased an additional 700,000 LLC Shares for OR 70,000 [$182,000] in cash, and

b)	RCA purchased 375,000 LLC Shares for OR 37,500 [$97,500] in cash, and

c)	CCC-Panama purchased 150,000 LLC Shares for OR 15,000 [$39,000] in cash, and CCC-Oman purchased 75,000 LLC Shares for OR 7,500 [$19,500] in cash (collectively, the “225,000 Initial CCC Shares”).

ii.	After the DA was signed on October 2, 2014, Omagine purchased an additional 2,100,000 LLC Shares for an additional investment by Omagine of OR 210,000 [$546,000] in cash, and

iii.	On July 2, 2015, RCA purchased an additional 663,750 LLC Shares in consideration for the non-cash investment by RCA of the Land Rights valued at OR 276,666,667 [$718,614,000].

The CCC Contract was not signed on or before July 1, 2016 and the Shareholder Agreement is expected to be amended shortly by the Amended and Restated Shareholder Agreement. Pursuant to the terms and conditions of the Shareholder Agreement, Omagine, Inc. has the option (the “ OMAG Option”) to purchase the 225,000 Initial CCC Shares from CCC for 22,500 Omani Rials ($58,500). The OMAG Options are exercisable at any time up to and including July 1, 2017 and Omagine, Inc. in its sole discretion, may assign the OMAG Option to any Person. (See: “the CCC-Contract” below and the CCC-Panama Subscription Agreement and the CCC-Oman Subscription Agreement which are integral parts of and fully incorporated into the Shareholder Agreement attached hereto as Exhibit 10.6).

As of September 30, 2016 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

Table A  -  LLC Shareholders’ Cash Equity Investments into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Initial cash equity investment at inception	OR 20,000	$52,000	0	0	0	0

Additional cash equity investment at signing of Shareholder Agreement (the “SHA”)	OR 70,000	$182,000	OR 37,500	$97,500	OR 22,500	$58,500

Additional OMAG Deferred Cash Equity Investment due under the SHA before the first Financing Agreement Date **	OR 210,000	$546,000	0	0	0	0

Total Cash Equity Investments made by each of the LLC Shareholders into LLC as of June 30, 2016 and the date hereof.	OR 300,000	$780,000	OR 37,500	$97,500	OR 22,500	$58,500

As of September 30, 2016 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

Table B  -  RCA’s Non-Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement*	0	0	OR 276,666,667	$718,614,000	0	0

As of July 1, 2016 and the date hereof RCA is obligated to make an additional Deferred Cash Investment into LLC as indicated in the following Table C:

Table C  -  RCA Deferred Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional RCA Deferred Cash Investment which is now due under the SHA	0	0	OR 7,640,625	$19,865,625	0	0

As of September 30, 2016 CCC, in management’s opinion, was obligated to make additional Deferred Cash Investments into LLC as indicated in the following Table D, however it is management’s present opinion that this is now unlikely to occur.

Table D  -  CCC Deferred Cash Equity Investments into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional Deferred Cash Investments which may be due under the SHA	0	0	0	0	OR 18,987,500	$49,367,500

*	All conversions of Omani Rials to U.S. Dollars in this Report are calculated at an exchange rate of one (1) Omani Rial being equivalent to $2.60 except for the land valuation which is calculated at an exchange rate of one (1) Omani Rial being equivalent to $2.5974. See: “The Land Rights” and “Critical Accounting Policies”, below.

In order to bring the Omagine Project to its present state, Omagine, Inc. (as of September 30, 2016), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into Omagine LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as Omagine, Inc. had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and Omagine LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $10.8 million on behalf of the Omagine Project via cash loans from Omagine, Inc. to Omagine LLC (“Loans”) and the direct payment by Omagine, Inc. of Omagine LLC liabilities and accounts payable consisting of both cash and non-cash items (“Advances”), neither of which Loans nor Advances Omagine, Inc. had any obligation whatsoever to do pursuant to the SHA.

All such Pre-Development Expenses, Loans and Advances are or will be liabilities of LLC, reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may likely be amended; See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC”, below).

Table E - Pre-Development Expenses, Loans and Advances

Pre-Development Expenses, Loans and Advances	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$3,876,589	$6,961,789	$10,838,378

Total - (Due to Omagine, Inc. from Omagine LLC)	$17,488,540	$11,269,952	$28,758,492

The foregoing summary of some of the terms of the Shareholder Agreement and does not purport to be complete and it is qualified in its entirety by reference to the full text of the SHA. The full text of the SHA is attached hereto as Exhibit 10.6. RCA and Omagine, Inc. are presently in negotiations with investors which may lead to an Amended and Restated Shareholder Agreement.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction and to the current delays encountered in getting the CCC-Contract signed, the Omagine Project is now planned to be completed in 2022. It is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “The Shareholder Agreement”, above and “Financial Advisor”, below).

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date was achieved by the term sheet and financing agreement which LLC received from a Qatari bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 are not yet achieved and are expected to be extended if and when the Operative Date is extended).

MOT and LLC management have been in communication with regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date. The MOT (and all Government Ministries) are acutely aware of the unusual fiscal strains imposed on the present banking and economic environments in the region. In this regard on September 26, 2016 management met with the Minister of Tourism and his senior staff to update MOT on recent events and to discuss the matter of extending the Operative Date. While no conclusive extension of the Operative Date was made in the meeting, the MOT anticipates that a follow up meeting with management will be made by end of year and management is hopeful and presently expects that the Operative Date will be extended once we finalize our ongoing negotiations and agreements with respect to the Amended and Restated Shareholder Agreement. No assurance can be given however to what extent, if any, that the Operative Date will in fact be extended by MOT.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA as indicated above. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract (i.e. the CCC Contract) should be executed by June 30, 2016. This did not happen as indicated above. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent communications with them and was discussed further at the September 26, 2016 meeting with the Minister of Tourism.

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

The cause of such failure was the extended and drawn out negotiations with CCC relevant to the CCC-Contract and CCC’s Deferred Cash Investment after the November 2015 Financing Agreement Date.

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

In view of the changing economic conditions in the MENA Region due to the fall in oil prices, LLC may commission an updated land valuation in the coming months.

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

Since the 276,666,667 Omani Rial value of the Land Rights was substantial, LLC retained the services of PricewaterhouseCoopers LLP (“PwC”) to provide its written analysis and report to LLC with respect to the correct IFRS accounting method LLC should use to record the 276,666,667 Omani Rial Land Rights value in its IFRS compliant financial statements. PwC did not advise on the valuation of the Land Rights (as determined by Savills, DTZ and JLL), but only on the correct accounting LLC should use to record such Land Rights valuation in LLC’s financial statements in accordance with IFRS. PwC’s written report was received by LLC in August 2015. Promptly thereafter, LLC consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter, and Deloitte’s written technical analysis report (which agreed with PwC’s analysis) was received by LLC in November 2015.

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

Omagine, Inc. expended $17,920,114 to pay for 100% of the Pre-Development Expense Amount.

Subsequent to the October 2, 2014 DA signing date and as of September 30, 2016, Omagine, Inc. has voluntarily - and without any obligation to do so - single-handedly kept the Omagine Project and Omagine LLC financially afloat by expending an additional $10.8 million on behalf of the Omagine Project via Loans and Advances to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$3,876,589	$6,961,789	$10,838,378

Total Due to Omagine, Inc. from Omagine LLC	$17,488,540	$11,269,952	$28,758,492

The Pre-Development Expense Amount, Loans and Advances are or will be liabilities of LLC; reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement. The terms and conditions of the Amended and Restated Shareholder Agreement now being negotiated may change the presently existing terms and conditions of the existing Shareholder Agreement with respect to the Pre-Development Expense Amount and of the Loans and Advances.

The Pre-Development Expense Amount

Pursuant to the Shareholder Agreement as presently in effect, the date subsequent to the first Financing Agreement Date when LLC draws down the first amount of debt financing is defined as the “Draw Date”.

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC (represented by CCIC executive management), after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Contract (which in December 2015 was in an advanced stage of completion), (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed – subsequently – and on several different occasions - changed its mind. Consequently, these matters have been the subject matter of numerous and virtually continuous discussions and negotiations since December 2015 with many and varied interim “agreed agreements”, all of which to date were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were ultimately abandoned by management. (See: “The CCC-Contract”, below).

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

The Loans and Advances to LLC

The $10,838,378 of Loans and Advances are payable to Omagine, Inc. by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and Omagine has no present intention of demanding immediate payment of the Loans and Advances).

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

As of the date hereof, Omagine continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC in order to advance the development schedule for the Omagine Project and expects to do so until the Amended and Restated Shareholder Agreement is agreed and signed.

The Amended and Restated Shareholder Agreement (assuming it is agreed and executed) is expected to, among other things, address, restate and formalize the terms of repayment by LLC to Omagine, Inc. of the Pre-Development Expense Amount, the Loans and Advances and the Success Fee but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished.

LLC Capital Structure

As of the date hereof the LLC Shareholders have made:

(i)	cash investments totaling OR 360,000 [$936,000] (of which OR 300,000 [$780,000] was invested by Omagine), and

(ii)	a non-cash investment of the Land Rights valued at OR 276,666,667 ($718,614,000), for a total investment to date of OR 277,026,667 ($720,269,334).

LLC is presently capitalized as follows:

	Investment
Shareholder	Omani Rials	US Dollars
Omagine	OR 300,000	$780,000
RCA	OR276,704,167	$718,711,500
CCC-Panama	OR 15,000	$39,000
CCC-Oman	OR 7,500	$19,500
Total:	OR277,026,667	$719,550,000

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

As of the date hereof, the ownership percentages of LLC as registered at the Ministry of Commerce & Industry are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

RCA continues to be obligated to make further cash investments into LLC in the aggregate amount of OR 7,640,625 [$19,865,625] but the timing and payment of such an RCA Deferred Cash Investment may change from that memorialized in the Shareholder Agreement presently in effect to what may be agreed in the Amended and Restated Shareholder Agreement.

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

Banks, Investors and Contractors

The Al Rayan Bank

As previously reported, in November 2015, LLC signed an agreement (the “Al Rayan Loan Agreement”) and arranged a $25 million loan (the “Al Rayan Bank Loan”) with Masraf Al Rayan, a substantial Qatari bank. Management has continued to have discussions with Masraf Al Rayan since November 2015 but it is management’s opinion that the Al Rayan Loan Agreement and the Al Rayan Bank Loan will not be utilized by LLC.

The Omani Bank with whom CCC has a business relationship

Extended meetings and discussions with CCC and with the Omani Bank with whom CCC has a business relationship resulted in changing, confusing and often contradictory paths being followed before ending unsuccessfully. It was planned by all the LLC Shareholders that CCC and RCA would inject into LLC a portion (an aggregate of approximately $26 million USD) of their “Deferred Equity Investments” (as such term is defined in the Shareholder Agreement); that LLC would hire a the Omani Bank as its financial adviser and lender; that LLC would execute a Phase One valued at approximately $220 million and consisting of one hotel, 250 residences and one Pearl; that LLC and CCC-Oman will enter into the CCC-Contract; and that an Amended and Restated Shareholder Agreement would be executed, however all such plans were apparently based on CCC providing the adequate corporate guarantee to the Omani bank – which to the best of management’s knowledge – did not happen. Discussions with the Omani bank and with CCC on this matter are now ended.

Management however remains cautiously optimistic that ongoing discussions with an alternative investor and an alternative bank may be concluded by the end of 2016.

Design, Development & Construction:

The design, development and construction of the Omagine Project will be divided into various phases (each, a “Phase”). Since the CCC-Contract has not and will not be signed, CCC will not likely be the General Contractor for the project and the construction Phases are now expected to be put out to bid to various contractors. This bidding process is expected to garner substantial cost savings for LLC.

Initial Activities

The Immediate Post-DA Period was the time period between the DA signing and the first Financing Agreement Date. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014. This early initiative fast track strategy (financed entirely by Omagine) greatly benefited LLC to date in many ways, among which are:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked OR 276,666,667 of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, Masterplanners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for ten senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing and discussions with one such investor have intensified recently;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred;

18.	Multiple drafts of the CCC Contract were created (most recently in May 2016) and the final attempt to close this transaction ended unsuccessfully after many delays, and

19.	several other contracts for mission-critical consultants are presently being prepared,

The CCC Contract / Phase One

All prior disclosures and discussion of the CCC-Contract and to prior descriptions of Phase One are now inoperative, void and of no consequence since the CCC-Contract was not and very likely will not be signed with CCC-Oman. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project. Discussions with CCC have ceased and the CCC Contract is not expected to be signed at all.

In August 2016, management was optimistic and positively inclined to believe that a beneficial conclusion for all parties concerned would be forthcoming in a matter of several weeks but no conclusion occurred and management presently believes that, for whatever reason, no amount of further negotiations will result in a definitive conclusion of these matters with CCC.

It is presently expected that several building contractors will be involved in the project as the various Phases of the work is bid out to local contractors after the design is substantially completed. As part of the masterplanning, we will develop a phasing program for the entire project and as the design and/or specifications of any Phase is sufficiently completed such that LLC can tender it for competitive bidding it will do so. CCC-Oman will be welcome to bid on any such Phase if it so desires.

Any new construction contracts with potential contractors will be modeled after the early draft CCC-Contract as envisioned by Omagine and will be based on internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and will contain a set of industry standard performance parameters, incentives and penalties to ensure Omagine LLC’s interests are protected and that value is delivered.

LLC will manage the bidding and competitive process by which the various contractors will be chosen. There is an ample supply of qualified contractors in Oman.

The contractor will only commence construction activities on a Phase or section of a Phase after the competitive bids therefore are examined and a contract award is made by LLC.

It is anticipated that several Phases will be under construction simultaneously in an overlapping manner as the various designs and specifications for the various Phases are sequentially completed. Construction on Phases will continue until the conclusion of all Permanent Works constituting the Omagine Project are completed.

LLC plans to maintain a robust control of the design of the entire project and of each Phase through to completion.

Development Phases / Construction Phases / Project Financing / Masterplanning

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement but as stated above that is now unlikely to be utilized. Until other Financing Agreements are actually executed by the relevant parties however, no assurance can be given that they actually will be so executed or that Project Financing will be available to LLC. Each such further Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of Project Finance whether from banks, financial institutions or from Syndicated Bank Financing will each be likely memorialized by a separate Financing Agreement.

The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”. The earlier that the Financing Agreement Date occurred, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this was ultimately complicated by the CCC-Contract delays described herein. The present liquidity squeeze in GCC banks which didn’t exist a year ago may continue to have a negative impact on our Project Finance efforts. Notwithstanding the foregoing sentence, the bank with which we are presently negotiating a project finance package does not have any liquidity issues.

LLC is presently exploring other possible Equity Sales and Debt Facilities in order to finance the Omagine Project. One of such Debt Facility presently under consideration by management is a secured loan from Omagine to LLC if and when sufficient funds are available to Omagine to make such loan. Like any other Debt Facility, this would also be memorialized by a Financing Agreement.

No assurance however can be given at this time as to whether the Company will be successful in arranging either Equity Sales or Debt Facilities or in closing the financing facility for the Omagine Project until such events actually happen.

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

Subject to the Amended and Restated Shareholder Agreement being signed in December 2016 or January 2017, the masterplanning of the Omagine Project is planned to occur in the first quarter of 2017. It is presently planned that in parallel with the masterplanning effort we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

The preliminary master plan along with the various studies and our fleshed-out business plan (which in turn is informed by our now completed Strategic Plan) is expected to be utilized by the financial adviser to drive the Syndicated Bank Financing effort.

During the masterplanning process, exact sizes, shapes and placement of the various project elements (residential, hotels, entertainment, landscape, etc.) are determined and as the master plan evolves and takes shape, the various follow-on Phases of development and construction will also naturally evolve. Simultaneously with these processes, the Financial Adviser will be updating the Omagine Project’s financial model to reflect the precise and final constituent project elements along with their projected costs and associated projected revenue streams. Finally, all of the foregoing data and other marketing, sales and strategic planning studies created by or on behalf of LLC are assembled into an “LLC Business Plan”. With the LLC Business Plan in hand and with the LLC Financial Adviser in the lead, LLC and the Financial Adviser and other select consultants set about the business of making final presentations to the various banks, with which we are now and will continue to be in touch, with the objective of arranging the Syndicated Bank Financing.

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by Omagine and/or LLC (“Equity Sales”), or (ii) debt facilities with banks, financial institutions or other persons (including loans from Omagine to LLC) or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing or Project Finance, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing and Project Finance necessary over time to execute the development of the Omagine Project.

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

iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks and other potential investors (including Omagine) in the U.S., Europe, the GCC countries and Oman, and

iv.	With respect to major local, regional and international banks in Oman and the GCC there appeared to be a significant amount of banking liquidity in 2015, but presently the banking liquidity levels are under severe pressure primarily as a result of the worldwide drop in the price of crude oil and resulting decrease in deposits into these banks by governments. Similarly the large appetite we witnessed in 2015 at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC appears to have cooled in 2016.

LLC management and financial executives have held numerous meetings and discussions over the past several months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Bank Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Bank Financing requirements will be approximately $350 to $400 million during the multi-year development cycle of the Omagine Project.

The process of obtaining project financing is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases. With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional and international banks outside of Oman in this regard.

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

Both the updated feasibility study and the financial model have been completed and they will be utilized by LLC to fine tune its development plans, and ultimately by LLC’s designated Financial Adviser for the balance of the project in arranging the Syndicated Bank Financing and other financing for LLC as may be required.

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and recorded in LLC’s and the Company’s financial statements. The Company will experience another substantial increase in capital, if and when the then appropriate percentage representing Omagine’s ownership interest in LLC is recorded in the Company’s consolidated financial statements. LLC's ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

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

Although the Company had expected to generate revenue in the medium term as LLC (i) began reimbursing Omagine for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to Omagine, such reimbursements are now likely to be delayed (See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above). The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The masterplanning, development and construction of the Omagine Project is now expected to begin in the first quarter of 2017.

Financial Adviser

LLC’s financial adviser (“Financial Adviser”) for Phase One is expected to be a bank or other professional financial consulting company. As such the Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Omagine Project.

It is presently expected that a definitive agreement between LLC and its Financial Adviser will be executed in the first quarter of 2017. No assurance however can be given that any such agreement will be signed until it is actually signed by the parties.

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

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, virtually all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. We are presently in discussions with a bank which is not experiencing such liquidity issues and which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. These discussions are ongoing and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

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

No assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

As previously disclosed and as has been and continues to be widely reported by local and international media and press, the worldwide price of crude oil fell very suddenly and dramatically in 2014 and 2015 (from over $100 per barrel to about $25/$30 per barrel) as robust production in the U.S. and elsewhere created a global glut of crude oil. Presently the price of crude oil is about $45/bbl. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

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

Almost all local banking institutions in the MENA Region are dependent on large deposits from oil and gas sales by governments in order to provide the normally excess liquidity apparent in the local banking system prior to this recent dramatic worldwide drop in oil prices. With the sudden fall in deposits from oil sales, bank liquidity at local banking institutions in the GCC and wider MENA Region are under immense pressure as deposits have fallen dramatically while simultaneously governments became large borrowers where they were not before.

Now however even some of the largest contractors are experiencing difficulties. CCIC is a very large multi-national contractor with significant financial resources but they too had to adjust accordingly to the present economic realities.

We expect that this sudden business cycle change will eventually right itself as all market participants adapt to the new realities but we are of the present opinion that, the Company has succeeded in creatively making a path where none had apparently previously existed. These current economic conditions however, should they continue unabated, could cause a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable and are expected to improve in 2017 relative to expected performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. From a timing perspective, LLC plans to now launch residential and commercial sales at the Omagine Project in the third or fourth quarter of 2017.

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

Sales and Marketing

LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity in anticipation of its late 2017 launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

As we move forward we plan to construct and operate a sales showroom at the Omagine Site. The sales office/showroom will be staffed with experienced real estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales is presently planned to be in the third or fourth quarter of 2017. Management expects that the continuing stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from Omagine via the Loans and Advances, LLC has during the Immediate Post-DA Period undertaken many critical tasks as indicated above, but for LLC to fully accomplish its objectives and undertake and finance the Omagine Project, it will have to close an Equity Sale or Debt Facility transaction (or a combination thereof), the Amended and Restated Shareholder Agreement and a construction contract. The failure to date to accomplish these matters with CCC has delayed the Omagine Project and the masterplanning process.

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC presently intends to hire Michael Baker International (“Baker”) or a similar internationally prominent firm as its Program Manager and Project Manager. Baker is in the business of providing program and project management, engineering, design and construction management services to a wide variety of clients including the U.S. Department of Defense and many state governments and commercial clients. Omagine has employed Baker through the feasibility and engineering study phases of the Omagine Project.

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

LLC presently intends to hire various local Omani contractors for the construction of the Omagine Project (See: “The CCC Contract”, above).

To date, Omagine has generally conceived the development concepts and defined the ”scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. LLC will engage various firms as its consultants (master planner, engineers, real estate and hospitality consultants, etc.) who will together with management finalize the design for the entire Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant which it has selected would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

Results of Operations:

Overview

The Company is expected to generate revenue in the near to medium term as (depending on the terms and conditions of the Amended and Restated Shareholder Agreement) LLC begins reimbursing Omagine for its Pre-Development Expenses and the Loans and Advances and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC”, above) but is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during its planned multiple sales releases beginning in late 2017 will be at least equal to the prices that are presently budgeted by LLC.

In their opinion on our 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but in our September 30, 2016 unaudited financial statements included in this report and in our December 31, 2015 audited financial statements that expression of concern has been removed. Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC.

In October 2016, Omagine entered into two notes, one of which was convertible, for aggregate proceeds to the Company of $125,000. In November 2016 another note which is only convertible upon default was executed for net proceeds to the Company of $150,000.

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

THREE MONTHS ENDED SEPTEMBER 30, 2016 vs.

THREE MONTHS ENDED SEPTEMBER 30, 2015

The Company did not generate any revenue or incur any cost of sales during the three month periods ended September 30, 2016 and 2015. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $738,590 during the three months ended September 30, 2016 compared to $3,689,287 during the three months ended September 30, 2015. This $2,950,697 (80%) decrease in SG&A Expenses was attributable to the following expense categories: officers and directors compensation including stock based compensation ($1,862,630), consulting fees including stock-based compensation ($1,386,390), Travel ($2,677), Occupancy ($30,993) and other selling, general and administrative costs ($74,908) offset by increases in professional fees ($256,901) and commitment fees ($150,000).

The Company sustained a net loss of $677,045 for the three months ended September 30, 2016 compared to a net loss of $3,695,678 for the three months ended September 30, 2015. This $3,018,633 (82%) decrease in the Company's net loss for the three months ended June 30, 2016 compared to the prior period was principally attributable to the $2,950,697 decrease in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($12,500), increase in interest expense ($8,035) and an increase in net loss attributable to non-controlling interests in LLC ($88,471).

NINE MONTHS ENDED SEPTEMBER 30, 2016 vs.

NINE MONTHS ENDED SEPTEMBER 30, 2015

The Company did not generate any revenue or incur any cost of sales for the nine month periods ended September 30, 2016 and 2015.

Total SG&A Expenses were $2,176,004 during the nine month period ended September 30, 2016 compared to $4,963,778 for the nine months ended September 30, 2015. This $2,787,774 (56%) decrease was attributable to the following expense categories: officers and directors compensation including stock based compensation ($1,662,297), consulting fees including stock based compensation ($1.279,653), Travel ($34,672), Occupancy ($78,762) and other selling general and administrative costs ($82,753) offset by increases in professional fees ($200,363) and commitment fees ($150,000).

The Company sustained a net loss of $2,159,877 for the nine months ended September 30, 2016 compared to a net loss of $4,935,261 for the nine months ended September 30, 2015. This $2,775,384 (56%) decrease in the Company's net loss for the nine months ended September 30, 2016 compared to the prior period was principally attributable to the $2,787,774 decrease in SG&A Expenses mentioned above and an increases in amortization of debt discounts ($34,533), increase in interest expense ($15,205) and an increase in net loss attributable to non-controlling interests in LLC ($37,348).

Liquidity and Capital Resources

The Company incurred net losses of $2,159,877 and $4,935,261 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company had a decrease in cash of $312,280 resulting from the positive cash flow of $930,700 from financing activities offset by a negative cash flow of $1,242,980 from operating activities. Financing activities for the nine months ended September 30, 2016 consisted of proceeds from the sale of Common Stock of $584,000, proceeds of $540,000 from a note payable to YA II PN, Ltd. (p/k/a YA Global Master SPV, Ltd.) (“YA”) (the March 2016 YA Loan), proceeds of $360,000 from a note payable to YA (the June 2016 YA Loan), proceeds of $1,700 from the exercise of stock options and proceeds of $100,000 from the issuance of a convertible note payable to an entity owned by two Independent Directors of Omagine, Inc., offset by payment of five monthly installments totaling $225,000 for the 2015 YA Loan, payment of six monthly installments totaling $315,000 for the March 2016 YA Loan, and payment of three monthly installments totaling $115,000 for the June 2016 YA Loan.

The Company had $0 in capital expenditures for the nine months ended September 30, 2016.

At September 30, 2016, the Company had $490,836,876 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Company’s consolidated financial statements), $12,423 of cash and $11,090 in prepaid expenses and other current assets. The Company's current liabilities at September 30, 2016 totaled $2,306,901 consisting of $482,110 of convertible notes payable and accrued interest, $514,842 of notes payable and accrued interest, $942,072 of accounts payable and accrued expenses and $367,877 of accrued officers’ payroll. At September 30, 2016, the Company had working capital of $488,529,975 compared to working capital of $489,652,283 at December 31, 2015. Thirty-three percent (33%) of the $2,306,901 of current liabilities at September 30, 2016 ($768,915) is due and owing to officers and/or directors of Omagine.

The $1,122,308 decrease in the Company's working capital at September 30, 2016 compared to December 31, 2015 is attributable to the increase in current liabilities ($819,351) and a decrease in cash ($312,280) offset by an increase in prepaid expenses and other current assets ($9,323). The Company’s liabilities at September 30, 2016 increased compared to December 31, 2015 due to increases in notes payable and accrued interest ($310,675), accounts payable, accrued expenses and other current liabilities ($446,452) and convertible notes payable and accrued interest ($84,181) offset by decreases in accrued officers’ payroll ($21,957).

Warrants

As of September 30, 2016, Omagine has 6,422,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised which will provide a future source of additional financing for Omagine.

Strategic Warrants

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On January 14, 2016, Omagine filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration effective January 25, 2016. The effective status of the Updated Warrant Registration expired on October 21, 2016 and the Company intends to file an updated post-effective amendment to maintain the warrants effective status of such registration statement. Pursuant to a Board of Directors resolution dated August 12, 2015, the expiration date of all Strategic Warrants was extended from December 31, 2015 to December 31, 2016. All other terms and conditions of the Strategic Warrants remained unchanged.

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

The 2014 SEDA

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 and thereafter amended again on September 20, 2016 to extend the term of the SEDA (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA. Unless earlier terminated in accordance with its terms, the 2014 SEDA shall automatically expire on the earlier of (i) February 1, 2019, or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares (the “Commitment Fee Shares”) to YA Global II SPV, LLC which is an affiliate of YA (the “Affiliate”). In satisfaction of a $150,000 commitment fee pursuant to the “Second SEDA Amendment” in September 2016, the Company issued 161,290 restricted shares to the Affiliate.

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendments No. 1 and No. 2 to the SEDA Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective. The Company plans to file a post-effective amendment with the SEC to reinstate the effectiveness of the SEDA Registration which expired on October 9, 2016.

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

The St. George Investments LLC Loan Agreement

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement).

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

RCA is presently obligated to make its Deferred Cash Investment into LLC in the aggregate amount of OR 7,640,625 [$19,865,625]. However it is possible that the Amended and Restated Shareholder Agreement will modify when such Deferred Cash Investment will be made by RCA.

The OMR 276,666,667 [$718,614,000] investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

The continuation of LLC’s business to date has been financed by Omagine.

LLC will have to arrange a significant amount of project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, Omagine has over the past many years relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares and notes made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised.

Subject to the necessary financial resources being available to it, Omagine may make a secured loan to LLC in order to finance its operations. Such a loan from Omagine, if it were to be made, would be memorialized by a Financing Agreement like any other Debt Facility.

Investors and shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue until after the development of the Omagine Project is well underway.

The failure to ultimately secure project financing via the closing of a Financing Agreement would have a materially significant adverse effect on the Company’s ability to continue operations.

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in the first nine months of 2016. We expect, assuming we are able to close one or more of the debt or equity facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with project financing for the Omagine Project.

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

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount and the Advances and Loans, and
ii.	at LLC through a combination of invested capital, Equity Sales, bank loans and project finance Debt Facilities (See: “Business - The Shareholder Agreement / LLC Capital Structure,” and “Master planning/Equity Sales/Debt Facilities/Project Financing”).

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

On May 17, 2016, an Independent Director exercised Stock Options at $0.85 to purchase 2,000 shares of Common Stock.

On July 29, 2016, Omagine sold 10,684 restricted Common shares to an accredited investor for proceeds of $10,000.

On August 19, 2016, Omagine sold 13,245 restricted Common Shares to an accredited investor for proceeds of $10,000.

On August 30, 2016, Omagine sold 11,312 restricted Common Shares to an accredited investor for proceeds of $10,000.

On September 16, 2016, Omagine sold 34,247 restricted Common Shares to an accredited investor for proceeds of $25,000.

On September 19, 2016 Omagine paid a consultant 30,340 restricted Common Shares at a value of $25,000.

On September 21, 2016, Omagine issued 161,290 restricted Common Shares to YA in satisfaction of a $150,000 commitment fee due in connection with the extension of the 2014 SEDA to February 1, 2019.

On November 1, 2016, Omagine sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000 and also sold 10,000 restricted Common Shares to an independent director who is also an accredited investor for proceeds of $5,000.

On November 4, 2016, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

On November 8, 2016, Omagine sold an aggregate of 20,000 restricted Common Shares to two accredited investors for aggregate proceeds of 10,000.

On November 14, 2016, Omagine sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of Omagine’s issued and outstanding Common Shares during the six month period ended September 30, 2016.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “Omagine” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (27)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (24)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.15	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between Omagine and YA (18)

10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by Omagine and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 Omagine $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by Omagine and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between Omagine LLC and Masraf Al Rayan Bank (27)
10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 Omagine $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by Omagine and YA (28)
10.41	The September 20, 2016 Second SEDA Amendment between Omagine and YA (29)
10.42	The November 14, 2016 Convertible Promissory Note between Omagine and St. George Investments LLC*
10.43	The November 14, 2016 Note Purchase Agreement between Omagine and St. George Investments LLC*
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 certification *
32	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.9, Usufruct Agreement (24)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.10 (24)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Evaluation Report (24)
99.6	The JLL Final Valuation Report (24)
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(29)	Previously filed with the SEC on September 20, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: November 21, 2016	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 21, 2016	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

