Form 10-K
period 2016-12-31
Omagine, Inc.
filed 2017-04-14
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 0-17264

Omagine, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-2876380
(State of incorporation)	(I.R.S. Employer Identification Number)

136 Madison Avenue, 5th Floor, New York, NY 10016

(Address of Principal Executive Offices)

Registrant’s telephone number and area code: (212) 563-4141

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (“Securities Act”). ☐ Yes   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”). ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the 13,434,225 shares of voting stock held by non-affiliates of the Registrant (based upon the average of the high and low bid prices) on June 30, 2016, the last day of the Registrant’s most recently completed second quarter, was $14,508,963. (SEE Item 5: “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

As of April 13, 2017, the Registrant had outstanding 22,042,120 shares of Common Stock, par value $.001 per share (“Common Stock”).

Documents Incorporated By Reference

None

Omagine, Inc.

Table of Contents to the Annual Report on Form 10-K

Fiscal Year Ended December 31, 2016

Forward-Looking Statements

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties (such as the potential new investor or investors in LLC or the potential financing with MENA region banks), are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. or its subsidiary Omagine LLC or the managements or Boards of Directors, (iii) the Company’s business plans, products or services, (iv) future economic or financial performance, and (v) assumptions underlying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements (i) reflect our current beliefs with respect to future events, (ii) involve, and are subject to, known and unknown risks, uncertainties and other factors affecting our operations and growth strategy, and (iii) could cause the Company’s actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this Prospectus. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company’s control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

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

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. Omagine, Inc. has 22,042,120 shares of its Common Stock issued and outstanding as of April 13, 2017.

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

As of the date hereof, the shareholders of Omagine LLC (the “LLC Shareholders”) are:

i.	Omagine, Inc. and

ii.	Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and

iii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide and operating subsidiaries in among other places, every country in the MENA Region. In its fiscal years immediately prior to 2016, CCIC had approximately five (5) billion U.S. dollars in annual revenue and one hundred thirty thousand (130,000) employees but management’s best information at this time is that both CCIC’s revenue and number of employees have since been dramatically reduced as a result of adverse economic conditions in the MENA Region (See: “Market Conditions” below). The two CCIC subsidiaries which are LLC shareholders are:

a.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC, and

b.	Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman.

CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

All efforts to date to conclude the CCC-Contract and CCC’s required investment were fruitless. On April 3, 2017 Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. After the closing of the option purchase LLC will then have only two shareholders – Omagine and RCA.

The only matter preventing forward progress on the Omagine Project is securing an agreement with an investor to replace the CCC investment. As previously reported, management has a signed written agreement (an “Investment Agreement”) with one such investor.

The Investment Agreement is for an amount in excess of the aggregate investment which was to be made by CCC-Oman and CCC-Panama. This binding Investment Agreement was signed by LLC and the investor in November 2016 and contemplated the funding of the investment in January 2017. Subsequent to entering into this Investment Agreement, the investor unfortunately and unexpectedly passed away.

The investor’s heirs have acknowledged the validity of the Investment Agreement and have agreed to fulfil their father’s commitment pursuant to it as soon as his estate (which we understand to be quite substantial and complicated) is settled. LLC management has been dealing with the investor’s heirs since December 2016 and our understanding from them is that their father’s estate will be settled “soon”. Management cannot say with certainty what the term “soon” means in this case as the heirs have frequently indicated to us that the estate settlement was imminent – but delays have ensued. Management is continuing its efforts to close the investment transaction memorialized by the Investment Agreement but no assurance can be given to investors and shareholders that such investment transaction will actually occur until it actually does occur.

Also as previously disclosed, management has been holding discussions in parallel with several other potential LLC investors. As of the date hereof, we are awaiting the conclusion of the estate settlement mentioned above and we are in final discussions with two European investment funds. Notwithstanding the foregoing, shareholders and investors are again cautioned that until an investment transaction as generally described above actually closes LLC will not have the funding sufficient to begin work on the Omagine Project and no assurance can be given at this time that any such investment transaction will be finally consummated.

RCA and Omagine intend to amend the Shareholder Agreement as necessary to memorialize any such new investment by a new investor when and if it occurs (an “Amended and Restated Shareholder Agreement”). Serious design, development and construction activities on the Omagine Project can begin only after such Amended and Restated Shareholder Agreement is signed by the parties.

Management has also been conducting parallel project finance discussions with a bank and we expect a successful conclusion to that discussion to occur soon after we close an investment with a new investor and the Amended and Restated Shareholder Agreement is executed.

As these matters unfold, management will report all material developments and agreements to its shareholders in a timely manner.

Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Investors and shareholders are cautioned not to place undue reliance on any forward-looking statement or forecast, which speaks only as of the date hereof.

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

The construction contract with CCC-OMAN was not signed and the investments required pursuant to the Shareholder Agreement from CCC-Oman and CCC-Panama were not received by LLC. Pursuant to the terms and conditions of the Shareholder Agreement, Omagine, Inc. has the option (the “OMAG Option”) to purchase the 225,000 Initial CCC Shares from CCC for 22,500 Omani Rials ($58,500). (See: the Shareholder Agreement attached hereto as Exhibit 10.6). On April 3, 2017 Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama.

As of December 31, 2016 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

Table A  -  LLC Shareholders’ Cash Equity Investments into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Initial cash equity investment at inception	OR 20,000	$52,000	0	0	0	0

Additional cash equity investment at signing of Shareholder Agreement (the “SHA”)	OR 70,000	$182,000	OR 37,500	$97,500	OR 22,500	$58,500

Additional OMAG Deferred Cash Equity Investment due under the SHA before the first Financing Agreement Date **	OR 210,000	$546,000	0	0	0	0

Total Cash Equity Investments made by each of the LLC Shareholders into LLC as of December 31, 2016 and the date hereof.	OR 300,000	$780,000	OR 37,500	$97,500	OR 22,500	$58,500

As of December 31, 2016 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

Table B  -  RCA’s Non-Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement	0	0	OR 276,666,667	$718,614,000	0	0

As of July 1, 2016 and the date hereof RCA is obligated to make an additional Deferred Cash Investment into LLC as indicated in the following Table C:

Table C  -  RCA Deferred Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional RCA Deferred Cash Investment which is now due under the SHA	0	0	OR 7,640,625	$19,865,625	0	0

As of June 30, 2016 and the date hereof CCC was obligated to make additional Deferred Cash Investments into LLC as indicated in the following Table D, however that did not occur:

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

In order to bring the Omagine Project to its present state, Omagine, Inc. (as of December 31, 2016), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into Omagine LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as Omagine, Inc. had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and Omagine LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $11.7 million (as of December 31, 2016) on behalf of the Omagine Project via cash loans from Omagine, Inc. to Omagine LLC (“Loans”) and the direct payment by Omagine, Inc. of Omagine LLC liabilities and accounts payable consisting of both cash and non-cash items (“Advances”), neither of which Loans nor Advances Omagine, Inc. had any obligation whatsoever to do pursuant to the SHA.

All such Pre-Development Expenses, Loans and Advances are or will be liabilities of LLC; reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may likely be amended; See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC” as of December 31, 2016, below).

Table E - Pre-Development Expenses, Loans and Advances

Pre-Development Expenses, Loans and Advances	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances as of 12/31/2016 (incurred on or after the October 2, 2014 DA signing date)	$4,303,869	$7,393,473	$11,697,342

Total - (Due to Omagine, Inc. from Omagine LLC)	$17,915,820	$11,701,636	$29,617,456

The foregoing summary of some of the terms of the Shareholder Agreement and does not purport to be complete and it is qualified in its entirety by reference to the full text of the SHA. The full text of the SHA is attached hereto as Exhibit 10.6. RCA and Omagine are presently in negotiations with investors which may lead to an Amended and Restated Shareholder Agreement.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction and to the current delays encountered in getting the CCC-Contract signed, the Omagine Project is now planned to be completed in late 2022. It is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “The Shareholder Agreement”, above and “Financial Advisor”, below).

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

The Development Agreement and the Usufruct Agreement

Omagine’s 60% (75% after the closing of the CCC Option transaction) owned subsidiary, LLC, signed a Development Agreement (“DA”) with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into a Usufruct Agreement (“UA”) with respect to the Land Rights over the Existing Land and the DA and UA extend such Land Rights to all of the Project Land.

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date was achieved by the term sheet and financing agreement which LLC received from the Qatari Bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 are not yet achieved and are expected to be extended as mentioned above if and when the Operative Date is extended). LLC has suffered many delays as a result of the CCC matters and we are presently assured by Government officials that the Operative Date will be extended by MOT provided we are able to close the necessary investment with a replacement investor for CCC. No assurance can be given at this time however that the Operative Date will be so extended.

LLC management and RCA have met with and spoken to the staff at the Ministry of Tourism and with the Minister several times during the period from December 2016 to the date hereof in regard to our efforts to finalize the Amended and Restated Shareholder Agreement with the estate of our proposed new investor as well as in regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date. The MOT (and all Government Ministries) are also acutely aware of the unusual fiscal strains imposed on the present banking and economic environments in the region. While no conclusive extension of the Operative Date has yet been made, as noted above we have continued to keep both the Minister and the staff updated and LLC management and RCA presently expect that the Operative Date will be extended once we finalize our ongoing negotiations and agreements with our proposed new investor. No assurance can be given however to what extent, if any, that the Operative Date will in fact be extended by MOT.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA as indicated above. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract (i.e. the CCC Contract) should be executed by June 30, 2016. This did not happen as indicated above. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent communications with them.

The Company undertook and financed many development activities on behalf of LLC subsequent to the DA signing (the “Initial Activities”) in an effort to fast-track the Omagine Project’s development. The fast-track advantages sought to be gained thereby however have not materialized due to LLC’s failure to utilize the $25 million Al-Rayan Loan to finance the Initial Activities, LLC’s ongoing operations in Oman, and LLC’s previously disclosed Phase One design and construction activities (See: our previous disclosures in prior reports filed with the SEC). The cause of such failure was CCC’s failure to make its Deferred Cash Investment into LLC as required after the November 2015 Financing Agreement Date after initially agreeing to do so and the extended and drawn out and ultimately futile negotiations with CCC relevant to the CCC-Oman construction contract (to which CCC often initially agreed and later changed its mind).

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

The Land Rights over the Project Land are extensive, are closely akin to ownership rights and include the right to sell such land on a freehold basis. The Land Rights are virtually equivalent to ownership rights and like any asset, if its value were to become impaired for any reason (including any contractual reason pursuant to the DA requirements), a reserve for such impairment would need to be established at such time. Although it is not required to do so, in view of the unsettled economic environment in Oman and the greater MENA Region and because of the inordinate delays in resolving the CCC matters and obtaining a replacement investor for CCC, LLC plans to update its land valuation when it has the resources to do so to verify if any material changes in the value of the Project Land may have occurred since the above three valuation reports were completed. Consideration of the foregoing concerns may possibly require the establishment of such a reserve for impairment. Management’s decision as to whether or not to undertake such updated reports and/or whether or not to establish such a reserve will depend to a large extent upon management’s assessment at the time of the likelihood of securing a replacement investor for CCC and the economic conditions in Oman. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital and as tangible assets (work-in-process inventory and land) on LLC’s financial statements. With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land.

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

Pre-Development Expenses and Loans and Advances to LLC

Prior to the DA being signed, Omagine incurred significant costs related to marketing, planning, concept design, re-design, feasibility studies, engineering, financing, promotions, capital raising, travel, legal fees, consulting and professional fees, other general and administrative activities and similar such activities including preparing and making presentations to the Government and to potential investors and all other activities and matters associated with the negotiation and conclusion of the DA with the Government (collectively, the “Pre-Development Expenses”). The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of such Pre-Development Expenses incurred before the DA was signed by the Government and LLC on October 2, 2014.

Omagine, Inc. expended $17,920,114 to pay for 100% of the Pre-Development Expense Amount.

Subsequent to the October 2, 2014 DA signing date and as of December 31, 2016, Omagine, Inc. has voluntarily - and without any obligation to do so - single-handedly kept the Omagine Project and Omagine LLC financially afloat by expending an additional $11.7 million on behalf of the Omagine Project via Loans and Advances to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$4,303,869	$7,393,473	$11,697,342

Total Due to Omagine, Inc. from Omagine LLC	$17,915,820	$11,701,636	$29,617,456

The Pre-Development Expense Amount and the Loans and Advances are, or will be, liabilities of LLC; reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement. The terms and conditions of the Amended and Restated Shareholder Agreement now being negotiated may change the presently existing terms and conditions of the existing Shareholder Agreement with respect to the payment of the Pre-Development Expense Amount and the Loans and Advances.

The Pre-Development Expense Amount

Pursuant to the Shareholder Agreement as presently in effect, the date subsequent to the first Financing Agreement Date when LLC draws down the first amount of debt financing is defined as the “Draw Date”.

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC (represented by CCIC executive management), after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Oman construction contract (“CCC-Contract”) which in December 2015 was in an advanced stage of completion, (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed – subsequently – and on several different occasions - changed its mind. Consequently, these matters have been the subject matter of numerous and virtually continuous discussions and negotiations since December 2015 with many and varied interim “agreed agreements”, all of which to date were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were ultimately abandoned by management (See: “The CCC-Contract”, below).

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

The Loans and Advances to LLC

The $11,697,342 of Loans and Advances (as of December 31, 2016) are payable to Omagine, Inc. by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and Omagine has no present intention of demanding immediate payment of the Loans and Advances).

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

As of the date hereof, Omagine continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC for the Omagine Project and expects to do so until the Amended and Restated Shareholder Agreement is agreed and signed.

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

LLC Capital Structure

As of the date hereof the LLC Shareholders have made:

(i)	cash investments totaling OR 360,000 [$936,000] (of which OR 300,000 [$780,000] was invested by Omagine), and

(ii)	a non-cash investment of the Land Rights valued at OR 276,666,667 ($718,614,000), for a total investment to date of OR 277,026,667 ($720,269,334).

LLC is presently capitalized as follows:

Shareholder	Omani Rials	US Dollars
Omagine	OR 300,000	$780,000
RCA	OR 276,704,167	$718,711,500
CCC-Panama	OR 15,000	$39,000
CCC-Oman	OR 7,500	$19,500
Total	OR 77,026,667	$719,550,000

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

As of the date hereof, the ownership percentages of LLC as registered at Oman Ministry of Commerce & Industry are as follows:

LLC Shareholder	% Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

On April 3, 2017 Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. RCA continues to be obligated to make further cash investments into LLC in the aggregate amount of OR 7,640,625 [$19,865,625] but the timing and payment of such RCA Deferred Cash Investment may change from that memorialized in the Shareholder Agreement presently in effect to what may be agreed in the Amended and Restated Shareholder Agreement.

The Transformation

At some time subsequent to the execution of the Amended and Restated Shareholder Agreement, LLC intends to transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”).

The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of LLC and it provides for the LLC shares presently owned by JOL to be transferred to Omagine subsequent to the signing of the DA. We presently expect this share transfer to occur at the time of the Transformation of LLC into a joint stock company or at the time of the execution of the Amended and Restated Shareholder Agreement.

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement attached hereto as Exhibit 10.6.

Banks, Investors and Contractors

The Al Rayan Bank

As previously reported, in November 2015, LLC signed an agreement (the “Al Rayan Loan Agreement”) and arranged a $25 million loan (the “Al Rayan Bank Loan”) with Masraf Al Rayan, a substantial Qatari bank. The Al Rayan Loan Agreement and the Al Rayan Bank Loan will not be utilized by LLC due to CCC’s failure to make its required Deferred Investment into LLC.

The Omani Bank with whom CCC has a business relationship

Extended meetings and discussions with CCC and with the Omani Bank with whom CCC has a business relationship resulted in changing, confusing and often contradictory paths being followed before ending unsuccessfully. It was planned by all the LLC Shareholders that CCC and RCA would inject into LLC a portion (an aggregate of approximately $26 million USD) of their “Deferred Equity Investments” (as such term is defined in the Shareholder Agreement); that LLC would hire the Omani Bank as its financial adviser and lender; that LLC would execute a Phase One valued at approximately $220 million and consisting of one hotel, 250 residences and one Pearl; that LLC and CCC-Oman would enter into the CCC-Contract; and that an Amended and Restated Shareholder Agreement would be executed, however all such plans were apparently based on CCC providing the adequate corporate guarantee to the Omani bank – which to the best of management’s knowledge – did not happen. Discussions with the Omani bank and with CCC on this matter are now ended.

Management however remains optimistic that its ongoing discussions with an alternative bank can be concluded when and if our new investor to replace CCC becomes an LLC shareholder.

Other Investors and Contractors

During 2015 and 2016 management has conducted a multitude of investor presentations across the MENA Region with potential LLC equity investors including sovereign funds, investment funds and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC but in all such cases to date except one, management concluded that the percentage of LLC equity required by such investors was excessive and much too dilutive to the LLC Shareholders (and indirectly dilutive to our Omagine shareholders via their 60% ownership of LLC). LLC management is presently focused on the estate of the abovementioned investor with whom it has a written Investment Agreement) and on two European investment funds as back-up investors in the event such is needed.

Given the present liquidity issues at local banks, the matter of construction debt financing (“Project Finance”) is an issue at the top of all developer’s and contractor’s agendas. The required Project Finance for the Omagine Project – or any project – is not really needed until after the masterplanning and design phase is complete or near complete.

Design, Development & Construction:

The design, development and construction of the Omagine Project will be divided into various phases (each, a “Phase”). Since the CCC Contract has not and will not be signed, neither CCC nor any other contractor is presently expected to be the General Contractor for the entire Omagine Project. The various construction Phases are now expected to be put out to bid to various contractors and this competitive bidding process (especially given the present economic environment for contractors in the MENA Region) is expected to garner substantial cost savings for LLC.

Initial Activities

The Immediate Post-DA Period is the time period between the DA signing and the first Financing Agreement Date. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy (financed entirely by Omagine) greatly benefited LLC to date in many ways, among which are:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked 276,666,667 Omani Rials of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing with a present focus on one such investor;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred with a present focus on one such bank;

18.	Multiple drafts of the CCC Contract were created (most recently in May 2016) but the final attempt to close this transaction ended unsuccessfully after many delays, and

19.	several other contracts for mission-critical consultants are presently being prepared,

The CCC Contract / The CCC Phases

In August 2016, management was optimistic and positively inclined to believe that a beneficial conclusion for all parties concerned would be forthcoming in a matter of several weeks but no conclusion occurred and management concluded that no amount of further negotiations would result in a definitive conclusion of these matters with CCC.

All prior disclosures and discussion of the CCC-Contract and to prior descriptions of Phase One or other phases contemplated under the CCC-Contract are now inoperative, void and of no consequence since the CCC-Contract was not and will not be signed with CCC-Oman. The Omagine Project will however still be developed in Phases but the previously described and disclosed description of phases will be altered as we go forward. Discussions with CCC have ceased and Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama.

It is presently expected that several building contractors will be involved in the project as the various Phases of the work is designed and specified and then put out to bid by local contractors after the design is substantially completed. As part of the masterplanning, we will develop a phasing program for the entire project and as the design and/or specifications of any Phase is sufficiently completed such that LLC can tender it for competitive bidding it will do so. CCC-Oman will be welcome to bid on any such Phase if it so desires.

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

LLC will manage the bidding and competitive process by which the various contractors will be chosen. There is an ample supply of qualified contractors in Oman and the MENA region.

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

Development Phases / Construction Phases / Project Financing / Masterplanning

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement but as stated above it was never utilized. Until other Financing Agreements are actually executed by the relevant parties however, no assurance can be given that they actually will be so executed or that Project Financing will be available to LLC. Each such further Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of Project Finance whether from banks, investors, financial institutions or from Syndicated Bank Financing will each be memorialized by a separate Financing Agreement.

The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”. The earlier that the Financing Agreement Date occurred, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this was ultimately complicated by the CCC-Contract delays described herein. The present liquidity squeeze in GCC banks may continue to have a negative impact on our Project Finance efforts. Notwithstanding the foregoing sentence, the bank with which we are presently negotiating a project finance package does not have such liquidity issues.

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

The masterplanning of the Omagine Project will not begin until a new investor to replace CCC is secured and an Amended and Restated Shareholder Agreement is signed. No further feasibility study is presently required or planned for the project as our financial model adequately demonstrates the project’s financial feasibility. It is presently planned that in parallel with the masterplanning effort we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

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

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by Omagine and/or LLC (“Equity Sales”), or (ii) debt facilities with banks, financial institutions or other persons or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing or Project Finance, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing and Project Finance necessary over time to execute the development of the Omagine Project.

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

iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks and other potential investors in the U.S., Europe, the GCC countries and Oman, and

iv.	with respect to major local, regional and international banks in Oman and the GCC there appeared to be a significant amount of banking liquidity in 2015, but presently the banking liquidity levels are modestly rebounding after being under severe pressure in 2016 primarily as a result of the worldwide drop in the price of crude oil and resulting decrease in deposits into these banks by governments. The large appetite we witnessed in 2015 at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC cooled in 2016 but appear to be easing in 2017. Notwithstanding the foregoing, the bank with which we are presently negotiating a project finance package does not have such liquidity issues.

LLC management and financial executives have held numerous meetings and discussions over the past numerous months with many major local and international banks, the purpose of which, among other things, was to discuss the prospects for such banks providing the Syndicated Bank Financing which is expected to be composed primarily of debt financing from banks. This is a crucial matter to address and accomplish in order to make the Omagine Project a reality. Based on present assumptions, we estimate that LLC’s peak Syndicated Bank Financing requirements will be approximately $350 to $400 million during the multi-year development cycle of the Omagine Project.

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

The major Omani banks with which LLC management has met - and with whom we continue to meet and update - have indicated that LLC’s Land Rights will be considered by such Omani banks as collateral to support bank financing debt facilities for the Project Finance for the Omagine Project but other non-Omani regional and international banks (including their branches in Oman) have been less forthcoming with definitive answers until they see more details about the nature and extent of LLC’s Land Rights.

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

The sale of residential and commercial properties is a large revenue driver supporting Omagine LLC’s internal financial projections. The OR 276,666,667 average valuation of the Land Rights has had a positive effect on projected revenue at LLC.

Management cautions that investors should not place undue reliance on the aforementioned financial model projections or on estimates by market participants mentioned herein as all such projections, estimates and forecasts are subject to significant uncertainties and contingencies, many of which are beyond the Company’s control, and no assurance can be given that the projections will be realized or that the estimates or forecasts will prove to be accurate. Potential investors are cautioned not to place undue reliance on any such forward-looking statement or forecast, which, unless otherwise noted to the contrary, speaks only as of the date hereof.

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and later recorded in LLC’s and the Company’s financial statements. The Company will experience another substantial increase in capital, if and when further capital increases from RCA and a new investor occur at LLC and the then appropriate percentage representing Omagine’s ownership interest in LLC is recorded in the Company’s consolidated financial statements. LLC’s ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as Omagine remains a shareholder of LLC.

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

Although the Company had expected to generate revenue in the medium term as LLC (i) began reimbursing Omagine for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to Omagine, such reimbursements are now likely to be delayed and/or possibly altered by the terms of an Amended and Restated Shareholder Agreement (See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above). The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The masterplanning, development and construction of the Omagine Project is not expected to begin in earnest until the matter of a replacement investor for CCC is settled.

Financial Adviser

LLC’s financial adviser (“Financial Adviser”) for the Omagine Project is expected to be a bank or other professional financial consulting company. As such the Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Omagine Project.

We are presently in discussions with a bank which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project.

Importantly, given the present liquidity issues at local and MENA Region banks, the matter of Project Finance is an issue that has now moved to the forefront of LLC’s agenda. While the required Project Finance for the Omagine Project (estimated at approximately $400 million) – or any project – is not usually needed until after the masterplanning and design phase is complete or near complete, given present economic strains both developers and contractors are well advised to seek to lock up a Project Finance commitment early on rather than waiting to start a syndication at a later date.

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

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, almost all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. We are presently in discussions with a bank which is not experiencing such liquidity issues and which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. These discussions are ongoing and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

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

The condition referred to above was fulfilled on November 9, 2015 when LLC entered into a written term sheet with Masraf Al Rayan with respect to the financing of the then planned first phase of the Omagine Project. Unfortunately due to CCC’s failure to fulfil its investment obligations under the Shareholder Agreement such financing was never utilized.

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

The project financing environment in Oman and the MENA Region continues to remain cautious after the rapid decline of worldwide oil prices which led to the rapid decline of bank deposits being received from governments. LLC management regularly meets with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is now cautiously optimistic (but less confident then it had been before the 2015 sudden drop in oil prices) that LLC and its yet to be designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers and banks with whom it has recently met concur that there is currently still a reasonable degree of liquidity and appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. Most such persons and institutions however are more cautious than they were over a year ago because of the recent rapid fall in oil prices and the continuation of the unsettled military activities ongoing in Syria, Iraq, Yemen and Libya.

Notwithstanding the fact that LLC has already received a “soft commitment” with respect to the provision of the debt financing required for the Omagine Project from a bank without the aforementioned liquidity issues, no assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

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

Although MENA Region governments had 100s of billions of dollars of savings in sovereign reserve funds, this oil price shock ushered in an extremely challenging environment for the MENA Region governments and for the companies of all types – including developers and contractors – operating in the MENA region. In reaction to the large, rapid and unexpected drop in crude oil prices, government budgets were slashed across the region; contractors’ payments were delayed; and many government sponsored projects were postponed, delayed or cancelled. Payment delays and stalled government projects off the back of the decline in oil prices have severely impacted the entire construction industry in the MENA Region – including in Oman. The Omagine Project however is not a government sponsored project and Omagine LLC is a private company.

Crude oil prices “seem” to have recently stabilized around the mid-$40s per barrel price and a rebalancing of the market “seems to be” is in progress but the knock-on effects of the lower government spending and the delayed payments by MENA Region governments to contractors has had a severe economic impact on local economies and contractors.

Almost all local banking institutions in the MENA Region are dependent on large deposits from oil and gas sales by governments in order to provide the normally excess liquidity apparent in the local banking system prior to this recent dramatic worldwide drop in oil prices. With the sudden fall in deposits from oil sales, bank liquidity at local banking institutions in the GCC and wider MENA Region were under immense pressure as deposits fell dramatically while simultaneously governments became large borrowers where they were not before. Even now some of the largest contractors are experiencing difficulties.

We expect that this sudden business cycle change will eventually right itself as all market participants adapt to the new realities but we are of the present opinion, provided our Investment Agreement with our proposed new investor or with one of the European funds with which we are presently in discussions results in the closing of an investment transaction to replace CCC, that the Company will succeed in creatively making a path where none had apparently previously existed. Because of the significant delays in developing the Omagine Project to date however, tensions are high both in the local market and the Government and no assurance can presently be given that our present plans will succeed. Also, should the current negative economic conditions caused by the GCC-wide liquidity squeeze at banks continue unabated, a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices could occur.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable and are expected to improve during 2017 relative to expected performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. From a timing perspective, LLC plans to now launch residential and commercial sales at the Omagine Project within the first 12 months after we close an investment transaction to replace CCC’s now defaulted investment.

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

In Iraq, Syria, Yemen and Libya, among other countries, daily violent military clashes and terrorism are now commonplace. Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability and leadership succession seems to have abated and His Majesty seen to be actively managing state affairs.

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

Sales and Marketing

After it closes an investment transaction to replace CCC as an investor and shareholder, LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity prior to LLC’s launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

As we move forward we plan to construct and operate a sales showroom at the Omagine Site. The sales office/showroom will be staffed with experienced real estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales was previously planned to be in the first or second quarter of 2018 but the unexpected death of our proposed new investor in LLC has now delayed this launch date further and it is now contingent on closing the aforementioned investment transaction. Management expects that the continuing stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have remained relatively stable during 2016 and as of the date of this report. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is strong. The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

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

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from Omagine via the Loans and Advances, LLC has undertaken many critical tasks as indicated above, but for LLC to fully accomplish its objectives and undertake and finance the Omagine Project, it will have to close an Equity Sale transaction and execute an Amended and Restated Shareholder Agreement. The failure to date to accomplish these matters with CCC has delayed the Omagine Project and the masterplanning process.

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC intends to hire a design firm, an engineering firm, a program management firm, a construction management firm and a quantity surveying/cost consultant firm.

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. One or more of such companies (“Content Developers”) will be engaged by LLC to design the transformation of Omagine’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical experiences and interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

LLC presently intends to hire various local Omani contractors for the construction of the Omagine Project.

To date, Omagine has generally conceived the development concepts and defined the “scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. LLC will engage various firms as its consultants (master planner, engineers, real estate and hospitality consultants, etc.) who will together with management finalize the design for the entire Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant which it has selected would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or Omagine.

Competition

The real-estate development business in Oman is a competitive business populated by companies with substantially greater financial, managerial and personnel resources than LLC presently possesses. Management believes that Omagine’s ability to attract RCA as a strategic shareholder for LLC and to assemble and coordinate a team of experienced American, European and Middle Eastern consultants in a wide variety of specialized fields was crucial to its advancing the Omagine Project to its present status. Each of these consultants, several of whom will become employees of Omagine and/or LLC, are highly experienced in their respective fields. These fields of expertise include the following: strategic planning; visioning; branding; marketing; Islamic scholarship and research; master planning; architecture; city planning; conceptual design; project management; construction management; general contracting; quantity surveying and costing; interior design; landscape design; art; public policy; engineering (structural, civil, mechanical, electrical, marine); Omani law; cultural and exhibition design; interpretative design; tourism; visitor experience design; recreational operations planning and management; investment banking; structured finance; motion based ride technology; film technology; and training and hotel management.

Management has identified several key personnel whom we plan to appoint to executive positions with Omagine LLC in Oman subsequent to the closing of suitable financial arrangements for Omagine LLC. Frank Drohan, who is Omagine’s president and the Managing Director of LLC, has over 30 years of experience doing business across most of the MENA Region and is familiar with the cultural and business environment of the MENA Region. In addition, Mr. Sam Hamdan, who is Omagine’s primary strategic consultant and the Deputy Managing Director of LLC has over 25 years of experience in the MENA Region. Mr. Hamdan is fluent in Arabic and English. Both Mr. Drohan and Mr. Hamdan reside in Oman and Dubai respectively and are leading and directing the Company’s ongoing negotiations in Oman with investors and the Government.

Although several of LLC’s competitors have well established businesses and brand reputations, management believes that LLC’s advantages are (i) the DA has been signed by LLC and signed and ratified by the Government of Oman, (ii) the uniqueness of the Omagine Project is particularly attractive to the Government, (iii) Omagine’s and LLC’s senior management have established strong and trusting relationships with the relevant Government officials and with LLC’s partner RCA, (iv) LLC’s intention to engage world class architects, designers, real estate advisers and Financial Advisers; and (v) the Shareholder Agreement, which strongly demonstrates the serious investors and professionals that have been recruited to assist in the development of the Omagine Project (although the default by CCC and present economic conditions in the MENA Region cut against this advantage). Company management believes LLC can successfully compete in this marketplace through a combination of unique development concepts, the recruitment of experienced and capable executive management for Omagine LLC in Oman, effective relationship management, highly experienced and well-regarded financial and real estate advisers, and the utilization of highly professional, competent and experienced contractors, sub-contractors and consultants who are well known to the Government.

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

Omagine has filed trademark applications with the United States Patent and Trademark Office (“USPTO”) for the mark OMAGINE and six related marks (collectively, the “Marks”). Omagine has also filed trademark applications for the Marks in Oman and Kuwait within the applicable time periods required.

The Mark OMAGINE and three of the six related Marks have each been issued a Certificate of Registration from the USPTO and are now officially registered Marks in the United States (the “Registered Marks”).

The USPTO has issued a “Notice of Allowance” with respect to each of the remaining three related Marks (the “Expired Marks”) and the applications for such Expired Marks could have been approved for registration upon the filing of a valid “Statement of Use” attesting that each such Expired Mark was in commercial use. Due to the delays encountered by Omagine in signing the DA, the Expired Marks were not put into commercial use by the “Final Statement of Use Deadline” and all three applications for the Expired Marks have expired. The Expired Marks remain of interest to Omagine and, depending upon future circumstances, we may file new trademark applications for the Expired Marks with the USPTO.

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

The Company does not anticipate any negative effects on its or LLC’s business from any existing or probable Omani government laws or regulations. LLC will incur certain costs and sustain certain effects on its operations as a consequence of its compliance with Omani laws and regulations, including environmental laws and regulations, and all such costs and effects are expected to be incurred or sustained as part of the normal course of its business.

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

Employees, Consultants and Employment Benefits

As of the date hereof, we have five employees and ten consultants. We presently plan to hire seven of such consultants as full time employees of Omagine or LLC subsequent to the closing of a transaction with one or more investors or banks. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees and consultants to be good. Subsequent to the closing of suitable financial arrangements by Omagine LLC, Omagine intends to significantly increase the number of its full time employees. (See: “Executive Compensation” – “Employment Benefits”).

Notwithstanding anything to the contrary contained herein, no assurances can be given at this time that the equity investments from interested potential third party investors or any debt financing from MENA Region banks will be closed; or the anticipated revenues from the Omagine Project will actually occur.

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

Omagine LLC will have to secure substantial further equity financing in order to replace the now defaulted CCC investment into LLC and carry out its plans for the phased development and construction of the Omagine Project and thereafter will have to secure approximately $350 million of Project Finance over time to finance the construction of the Omagine Project. As of the date hereof, neither of these two issues have been resolved. Management is presently holding discussions with the estate of a deceased investor with whom LLC has a signed Investment Agreement and with two European investment funds. Bank liquidity and the availability of Project Finance in the GCC have been negatively affected by the dramatic drop in the price of crude oil during 2014 and 2015 which resulted in a dramatic drop in government deposits with local banks. This liquidity squeeze at the MENA Region Banks has been further exacerbated by greatly increased government borrowings from such banks in order to finance large and often unexpected government budget deficits. These increased government borrowing levels absorb large portions of the banks’ lending capacity; tending to crowd out lending for private companies that the banks might otherwise undertake. As government and banks adjust to the new realities of lower priced oil, management expects to see an improvement in the liquidity levels of some banks. No assurance can be given at this time therefore that the LLC equity investment and/or project financing requirements can or will be arranged.

Although some of our Tempest Warrants (as hereinafter defined) have been exercised, it is impossible to predict if any of our remaining outstanding Common Stock purchase warrants (“Warrants”) will ever be exercised. In the near term, we expect to continue to rely principally upon financing received from proceeds of sales of Common Shares made pursuant to private placements, the 2014 SEDA and the possible exercise of Warrants. For the past several years we have relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the “Prior SEDAs” (as those terms are hereinafter defined) as well as from sales of restricted Common Shares made pursuant to private placements and to the exercise of Tempest Warrants. We cannot guarantee the success of this plan. (See: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment. It is impossible to predict if any more of our Warrants will ever be exercised. Omagine believes that there is virtually no probability that any “Strategic Warrants” (as hereinafter defined) will be exercised unless our Common Shares trade at a market price materially above the relevant exercise prices of the Strategic Warrants. (See: “Description of Preferred Stock”, “Warrants” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We have no history of profitability from the development of real estate and we have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have dedicated the vast majority of our financial resources over the past many years toward the effort to conclude the DA with the Government of Oman. The DA is now signed but we encountered numerous delays prior to its signing and as a result we have incurred significant losses over the past few years, including net losses of $2,930,574 for the fiscal year ended December 31, 2016, $5,673,293 for the fiscal year ended December 31, 2015 and $5,160,960 for the fiscal year ended December 31, 2014, primarily due to an absence of revenue due to delays during those periods in the start of development of the Omagine Project and to incurring other expenses associated with the design, development and promotion of the Omagine Project as well as significant non-cash expenses related to stock options. (See: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Liquidity and Capital Resources”). We expect to continue to incur such losses and expenses over the near term as a result of financing LLC’s operations and until LLC closes a transaction with one or more investors or banks. This will adversely impact our overall financial performance and results of operations. The Omagine Project may never result in a profit to Omagine. Sales of our proposed real estate development properties, and income, if any, from the Omagine Project may never generate sufficient revenues to fund our continuing operations. We cannot assure you that we will be profitable in the near term or at all.

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

The results of our operations will depend, among other things, upon our ability to develop and market the Omagine Project. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or may generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. We have experienced significant delays in getting the project started and are unable to predict what, if any, actions the Government may take in the future in response to such delays. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an ongoing enterprise and might cause the investment of our shareholders to be impaired or lost.

While our 2015 and 2016 audited financial statements assume we will continue our operations on a going concern basis, the opinion of our independent auditors in our 2014 financial statements contained an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The opinion of our independent auditors contained in our 2015 and 2016 audited financial statements included in this report does not contain any expression of concern about our ability to continue as a going concern. The opinion of our independent auditors contained in our 2014 audited financial statements did contain a paragraph stating that as of the date of such opinion there was substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to such 2014 audited financial statements, Omagine’s then present financial situation raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter were also described in Note 2 and such 2014 audited financial statements were prepared under the assumption that we would continue our operations on a going concern basis, which contemplated the realization of assets and the discharge of liabilities in the normal course of business. Our 2014 audited financial statements did not include any adjustments that might have been necessary if we are unable to continue as a going concern. (See: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview”). Beginning in our September 30, 2015 unaudited quarterly financial statements and continuing through all reporting periods up to and including this report for the year ended December 31, 2016 that expression of concern has been removed. If we sustain unanticipated losses and we cannot continue as a going concern, our shareholders may lose all of their investment in Omagine.

Even after entering into the 2014 SEDA, we lack capital.

Even with the 2014 SEDA, we will require additional funds to sustain our operations as presently contemplated. There can be no guaranty that such additional funds will be available in the future. If we or LLC are unable to obtain additional financing as required, or if its terms are too costly, we may be forced to curtail the expansion of our operations until such time as alternative financing may be arranged which could have a materially adverse impact on our operations and our shareholders’ investments. (See: “Business - Financial Adviser”).

We may not have full access to or be able to fully utilize the 2014 SEDA.

Because the market for our Common Stock has historically exhibited low liquidity levels and has been limited, sporadic and often volatile, we may not be able to take full advantage of the 2014 SEDA. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 2,951,015 shares presently available to be sold to YA under the 2014 SEDA well before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

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

The value of our proposed properties and our projected income therefrom may decline due to developments that adversely affect real estate generally and those that are specific to our proposed properties. General factors that may adversely affect our potential real estate holdings include:

●	a further decline in the world price for crude oil;

●	increases in interest rates;

●	adverse changes in foreign exchange rates;

●	a decline in prevailing rental rates for the properties we intend to own and lease;

●	a general tightening of the availability of credit and project financing facilities;

●	a decline in economic conditions in Oman;

●	an increase in competition for customers or a decrease in demand by customers for the residential and commercial properties we plan to develop and offer for sale;

●	a decline in prevailing sales prices for the properties we intend to develop and offer for sale;

●	an increase in supply in Oman of property types similar to those proposed to be developed by us;

●	declines in consumer spending during an economic recession or recovery from an economic recession that adversely affect our revenue; and

●	the adoption by the relevant government authorities in Oman of more restrictive laws and governmental regulations, including more restrictive zoning, labor, visa, licensing, land use, building or environmental regulations or increased real estate taxes.

Additional factors may adversely affect the value of our proposed properties and our projected income therefrom, including:

●	adverse changes in the perceptions of prospective purchasers or users of the attractiveness of the properties proposed to be developed by us;

●	opposition from local community or political groups with respect to development or construction at a particular site;

●	a change in existing comprehensive zoning plans or zoning or environmental or business licensing regulations that impose additional restrictions on use or requirements with respect to the properties proposed to be developed by us;

●	our inability to provide adequate management and maintenance or to obtain adequate insurance for the properties proposed to be developed by us;

●	an increase in operating costs;

●	new development of a competitor’s property in close proximity to the Omagine Project;

●	earthquakes, floods or underinsured or uninsured natural disasters; and

●	terrorism, political instability or civil unrest in Oman or the MENA Region.

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

The performance of Oman’s economy will greatly affect the values of the properties proposed to be developed by us and consequently our prospects for sales and revenue growth. The Oman economy is heavily influenced by the prices of crude oil and natural gas which are Oman’s main export products and sources of revenue. Fluctuations in the international price of crude oil directly affect Oman’s revenue and budget considerations. The price of crude oil has fallen substantially since the last quarter of 2014 and through the date hereof (from over $100 per barrel to around $40 per barrel) and this has put significant pressure on Oman’s (and MENA Region countries’) budgetary and fiscal policies. A decrease in government supported projects and employment because of budget cuts or otherwise could adversely affect the economy in Oman.

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

The ongoing civil and political unrest in parts of the MENA Region, the military unrest and interventions in Iraq, Afghanistan, Libya, Syria and Yemen and the terrorist attacks in the U.S., Europe and the MENA Region, and the potential for additional future terrorist acts and civil and/or political or military unrest have created economic, political and social uncertainties that could materially and adversely affect our business. Further acts of civil and/or political unrest or terrorism could be directed against the U.S. or Oman either domestically or abroad. These acts could be directed against properties and personnel of American companies that work abroad, particularly companies such as ours that operate in the MENA Region. Civil and/or political unrest, terrorism, war, political considerations, and/or military developments may materially and adversely affect our business and profitability and the prices of our Common Stock in ways that we cannot predict at this time.

Our operations are subject to natural risks.

Our performance may be adversely affected by weather conditions that delay development or damage property.

We may have violated Section 5 of the Securities Act.

A sale under a registration statement for 31,289 shares of common stock occurred during a period when, based on interpretations of applicable Securities Act provisions by the staff of the SEC, the registration statement did not include a valid Section 10(a) prospectus, because the audited financial statements included therein were more than 16 months old, when the prospectus was used more than 9 months after the effective date. Accordingly, we may have violated Section 5 of the Securities Act, and as a result, we may be subject to an enforcement action by the SEC, or an action for rescission by the purchaser. If the SEC were to bring such an enforcement action against the Company, or if the purchaser were to bring such an action for rescission, it may have a material adverse effect on our financial position.

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

While our Common Stock currently trades on the OTCQB, the market for our Common Shares is limited and sporadic. We cannot assure that such market will improve in the future, even if our Common Stock is ever listed on a national stock exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market for our Common Stock does develop, the price may be highly volatile. The factors discussed herein, including the history of project delays, , the sudden and sharp drop in crude oil prices and the unknown impact of MENA Region civil, political and military unrest may have a significant impact on the market price of our Common Shares. The relatively low price of our Common Shares may keep many brokerage firms from engaging in transactions in our Common Stock.

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

Given our plans and our expectation that we will need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible into or exercisable for shares of capital stock, including preferred stock, options, warrants or convertible notes. The issuance of additional shares of capital stock for any of these reasons or pursuant to the exercise of Warrants may dilute the ownership of our current shareholders.

Our management collectively beneficially owns approximately 30.3% of our Common Stock and this concentration of ownership may have the effect of preventing a change in control.

Assuming their ownership of the Common Shares underlying unexercised Stock Options and Strategic Warrants, our officers and directors collectively beneficially own approximately thirty and three-tenths percent (30.3%) of our Common Shares, and if Common Shares underlying 1,440,000 Stock Appreciation Rights held by officers and directors were presently “in the money” and calculable, the officer and director collective beneficial ownership of our Common Shares would be greater than 30.3%. (See: “Security Ownership of Certain Beneficial Owners and Management”). As a result, if our officers and directors act in concert, they will have the ability by virtue of their voting power to exercise substantial influence over our business with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of Common Share ownership may have the effect of discouraging, delaying or preventing a change in control of Omagine.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

●	the broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain the financial information and investment experience and objectives of the person; and

●	make a reasonable determination that (a) transactions in penny stocks are suitable for that person, and (b) the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

In order to obtain needed capital, we entered into the 2014 SEDA with YA. The sale of our Common Shares pursuant to the 2014 SEDA will have a dilutive impact on our stockholders. We believe YA intends to promptly re-sell the Common Shares that we sell to it under the 2014 SEDA. Such re-sales could cause the market price of our Common Shares to decline significantly. Any subsequent sales by us to YA under the 2014 SEDA may, to the extent of any such decline, require us to issue a greater number of Common Shares to YA in exchange for each dollar of such subsequent sale.  Under these circumstances our existing stockholders would experience greater dilution (See: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The sale of Common Shares under the 2014 SEDA could encourage short sales by third parties which could contribute to the further decline of the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its corporate office at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by the Company under a month to month lease. Omagine LLC leases office space in Muscat, Oman under a renewable lease expiring June 30, 2017.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings which would have a material adverse effect on it or its operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Common Stock is quoted and traded on the OTCQB under the symbol “OMAG”. The following table sets forth the range of high and low information for the Common Stock as reported by the OTCQB during the quarterly periods indicated. The table reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
3/31/2014	$2.90	$0.61
6/30/2014	$2.25	$1.20
9/30/2014	$2.43	$1.20
12/31/2014	$3.94	$1.55

3/31/2015	$2.99	$1.65
6/30/2015	$2.50	$1.20
9/30/2015	$3.09	$1.45
12/31/2015	$1.88	$1.21

3/31/2016	$1.40	$0.95
6/30/2016	$1.28	$0.605
9/30/2016	$1.12	$0.85
12/30/2016	$0.95	$0.616

At April 13, 2017, Omagine, Inc. had 22,042,120 shares of its Common Stock issued and outstanding, and there were approximately 1,119 holders of such Common Stock.

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

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the 2003 Omagine Inc. Stock Option Plan (the “2003 Plan”). The Company has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8 and on September 12, 2012, Omagine filed a post-effective amendment to the S-8 Registration. At December 31, 2016, there were 2,279,000 unexpired options (“Stock Options”) issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise or expiration date.

The following table summarizes information as of the close of business on December 31, 2016 with respect to unexpired and unexercised Stock Options issued under the 2003 Plan.

Equity Compensation 2003 Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2003 Plan)	2,279,000	$1.73	-0-

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	2,279,000	$1.73	-0-

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

The Company intends to seek its shareholders’ ratification of the adoption by the Company of the Amended 2014 Plan. The Amended 2014 Plan is explained further below in Part III, Item II of this report under the heading “Equity Compensation Plan Information” and in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2016. As of the date hereof, 990,000 Stock Options have been issued under the 2014 Plan.

Equity Compensation Amended 2014 Plan Information

Plan Category	Number of shares of Common Stock to be issued upon the exercise of outstanding Stock Options	Weighted average exercise price of outstanding Stock Options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (the 2014 Plan)	0	$-	-0-

Equity compensation plans not approved by shareholders	990,000	2.52	-0-

Total	990,000	$2.52	-0-

Both the 2003 Plan and the 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

At December 31, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise or expiration date. At December 31, 2016, there were 990,000 unexpired Stock Options and 1,455,000 SARs issued but unexercised under the Amended 2014 Plan of which 950,000 are Strategic Options. As of December 31, 2016, an aggregate of 3,269,000 Stock Options are issued and outstanding among the 2003 Plan and the Amended 2014 Plan of which 2,915,000 are Strategic Options.

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

On January 4, 2017, Omagine contributed 123,782 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 4, 2017, Omagine issued 81,169 restricted Common Shares valued at $50,000 to each of the Corporation’s three independent directors based on the $0.616 closing price of the Corporation’s Common Stock on December 30, 2016.

On January 13, 2017, Omagine sold 18,051 restricted Common Shares to an accredited investor for proceeds of $10,000

On January 20, 2017, Omagine sold 25,000 restricted Common Shares to an accredited investor for proceeds of $12,500.

On January 25, 2017, Omagine sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000

On February 1, 2017, the president of the Company purchased 100,000 restricted Common Shares based on the $0.62 closing price of Omagine’s Common Stock on January 31, 2017 minus the Finnerty discount of 18% for proceeds of $51,000.

On February 2, 2017, three independent Company directors each purchased 94,340 restricted Common Shares and the Company’s vice president purchased 47,170 restricted Common Shares based on the $$0.6414 closing price of Omagine’s Common Shares on February 1, 2017 minus the Finnerty discount of 18% for aggregate proceeds of $175,000.

On February 21, 2017, Omagine sold 200,000 restricted Common Shares to an accredited investor for proceeds of $100,000.

On March 31, 2017, the Company issued 93,750 restricted shares of Common Stock to its investor relations vendor as payment in full for $37,500 of services rendered for the period January 1, 2016 through March 31, 2017, and issued an additional 56,250 restricted shares of Common Stock to the same vendor as payment in full for $22,500 of services to be rendered for the period April 1, 2017 through December 31, 2017.

On April 4, 2017, the Company sold 266,667 restricted Common Shares to an accredited investor for proceeds of $80,000.

On April 11, 2017, pursuant to the SEDA, Omagine sold 132,275 Common Shares to YA for proceeds of $50,000.

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

On October 17, 2016, the Company entered into an Interest Free Promissory Note with an accredited investor for the principal amount of $75,000, due on December 13, 2016, and in lieu of any interest due and payable on the principal amount of the Note, the Company issued to the Note Holder 150,000 Common Stock Purchase Warrants exercisable at the greater of (a) $0.50, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date. On December 5, 2016, the $75,000 note was satisfied (see sixth succeeding paragraph below).

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

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC, an accredited investor, for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016.

On December 5, 2016, Omagine sold 300,000 restricted Common Shares to an accredited investor for proceeds of $150,000 which was paid to the Company by the cancellation and payment in full of the Company’s $75,000 Promissory Note dated October 17, 2016 (see sixth preceding paragraph above) and the remaining $75,000 of the purchase price was paid to the Company in cash.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its issued and outstanding shares of Common Stock during the fiscal year ended December 31, 2016.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004.

Item 6. Selected Financial Data.

Information required by this Item is not required for the Company since it is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the Company’s business activities during fiscal years 2016 and 2015.

Overview

The Company is expected to generate revenue as LLC begins reimbursing Omagine for its Pre-Development Expenses and Loans and Advances (although this may and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC” and “The Success Fee”, above) but is not expected to generate revenue from operations in the near term until after the development of the Omagine Project in Oman is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during the Omagine Project’s planned multiple sales releases will be at least equal to the prices that are presently budgeted by LLC and that total construction costs will be somewhat lower.

Critical Accounting Policies

Our financial statements attached hereto for the fiscal years 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The fiscal year 2016 financial statements have been audited by Omagine’s independent certified public accountants. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Actual results as determined at a later date could differ from those estimates. In recording 276,666,667 Omani Rials ($718,614,000 based on a $2.5974 per 1 Omani Rial exchange rate) in the Company’s consolidated financial statements as the non-cash value of Land Rights (as defined below) purchased by LLC from an LLC Shareholder in consideration for the issuance to such shareholder of 663,750 Omagine LLC shares (“LLC Shares”), management has relied to a great extent upon the written valuation reports of three expert land valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such non-cash value to inventory and land under development, management has relied to a great extent upon the written report of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to be used to record such non-cash value in LLC’s financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Land Rights - The Company’s consolidated financial statement for the years ended December 31, 2016 and 2015 reflects 276,666,667 Omani Rials ($718,614,000 based on a $2.5974 per 1 Omani Rial exchange rate) of land under development which the Company has allocated as follows: 188,963,334 Omani Rials ($490,813,363 based on a $2.5974 per 1 Omani Rial exchange rate) to inventory; and 87,703,333 Omani Rials ($227,800,637 based on a $2.5974 per 1 Omani Rial exchange rate) to property. This land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder subscribed for 663,750 LLC Shares at a purchase price equal to that amount of Omani Rials determined to be the value of the usufruct rights over one million square meters of beachfront land (the “Land Rights”). The Land Rights are extensive and they include the right to sell such land on a freehold basis (See: Exhibit 10.7 and 99.1). Since the Land Rights represented a non-cash payment-in-kind for the LLC Shares, it was necessary to value the Land Rights.

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

Inventory – Inventory is stated at cost. At December 31, 2016, inventory consists of the land under development acquired on July 2, 2015 (valued using the fair value of the Land Rights at the date of acquisition). The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $490,813,363 in inventory resulting from LLC’s July 2, 2015 acquisition of the Land Rights.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101,“Revenue Recognition in Financial Statements”. LLC will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

Valuation Allowance for Deferred U.S. Tax Assets - The carrying value of deferred U.S. tax assets assumed that Omagine would not be able to generate sufficient future taxable income to realize the deferred tax assets, based on management’s prior estimates and assumptions. Now that LLC has signed the Development Agreement for the Omagine Project and has purchased the Land Rights, management expects to re-evaluate such estimates and assumptions within the Company’s next fiscal year.

Foreign Exchange Rates – The Omani Rial is pegged to the U.S. Dollar and as such its value relative to the U.S. Dollar normally exhibits very minimal fluctuation between approximately $2.597 and $2.60 U.S. Dollars to 1 Omani Rial. In its initial recording of the Land Rights in its September 30, 2015 consolidated financial statement, the Company utilized the exchange rate of $2.5974 U.S. Dollars to 1 Omani Rial which was based on the July 7, 2015 XE Currency Converter. For presentation purposes subsequent to September 30, 2015, the Company utilizes an exchange rate of $2.60 to 1 Omani Rial. Adjustments required, if any, will be reflected in the Company’s fiscal year-end audited financial statements.

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

Results of Operations:

YEAR ENDED DECEMBER 31, 2016 vs.

YEAR ENDED DECEMBER 31, 2015

The Company did not generate any revenue or incur any cost of sales during the years ended December 31, 2016 and 2015. The Company is relying on Omagine LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total SG&A Expenses were $2,726,939 during the year ended December 31, 2016 compared to $5,768,201 for the year ended December 31, 2015. This $3,041,262 (53%) decrease was attributable to decreases in the following expense categories: officers and directors’ compensation including stock based compensation ($1,466,615), professional fees ($155,458), consulting fees including stock based compensation ($1.397,284), occupancy ($106,909) and other selling general and administrative costs ($101,232) offset by increases in Travel ($36,236) and commitment fees ($150,000).

The Company sustained a net loss of $2,930,574 for the year ended December 31, 2016 compared to a net loss of $5,673,293 for the year ended December 31, 2015. This $2,742,719 (48%) decrease in the Company’s net loss for the year ended December 31, 2016 compared to the prior year was principally attributable to the $3,041,262 decrease in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($159,448), increase in interest expense ($23,879) and a decrease in net loss attributable to non-controlling interests in LLC ($115,216).

Liquidity and Capital Resources

The Company incurred net losses of $2,930,574 and $5,673,293 during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company had a decrease in cash of $95,475 resulting from the positive cash flow of $1,425,700 from financing activities offset by a negative cash flow of $1,521,175 from operating activities. Financing activities for the year ended December 31, 2016 consisted of proceeds from the sale of Common Stock of $769,000, proceeds of $540,000 from a note payable to YA II PN, Ltd. (p/k/a YA Global Master SPV, Ltd.) (“YA”) (the March 2016 YA Loan), proceeds of $360,000 from a note payable to YA (the June 2016 YA Loan), proceeds of $675,000 from a note payable to YA (the December 2016 YA Loan), $1,700 from the exercise of stock options, proceeds of $150,000 from the issuance of two notes, a $100,000 convertible note payable to an entity owned by two Independent Directors of Omagine, Inc. and a $50,000 note payable to an accredited investor, and proceeds of $155,000 from a promissory note payable net of an original issue discount of $30,000 to an accredited investor offset by payment of five monthly installments totaling $225,000 for the 2015 YA Loan, full payment of $600,000 for the March 2016 YA Loan and full payment of $400,000 for the June 2016 YA Loan.

The Company had $0 in capital expenditures for the year ended December 31, 2016.

At December 31, 2016, the Company had $491,044,450 in current assets, consisting of $490,813,363 of land under development held for sale (See: Note 2 to the Company’s audited consolidated financial statements), $229,228 of cash and $1,859 in prepaid expenses and other current assets. The Company’s current liabilities at December 31, 2016 totaled $2,667,990 consisting of $526,372 of convertible notes payable and accrued interest, $686,387 of notes payable and accrued interest, $162,500 note payable net of unamortized original issue discount, $873,105 of accounts payable and accrued expenses and $419,626 of accrued officers’ payroll. At December 31, 2016, the Company had working capital of $488,376,460 compared to working capital of $489,652,283 at December 31, 2015. Thirty two percent (32%) of the $2,667,990 of current liabilities at December 31, 2016 ($861,921) is due and owing to officers and/or directors of Omagine.

The $1,275,823 decrease in the Company’s working capital at December 31, 2016 compared to December 31, 2015 is attributable to the increase in current liabilities ($1,180,440) and a decrease in cash ($95,475) offset by an increase in prepaid expenses and other current assets ($92). The Company’s liabilities at December 31, 2016 increased compared to December 31, 2015 due to increases in notes payable and accrued interest ($482,220), accounts payable, accrued expenses and other current liabilities ($377,485), note payable ($162,500), convertible notes payable and accrued interest ($128,443) and accrued officers’ payroll ($29,792).

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

RCA is obligated to make its Deferred Cash Investment into LLC in the aggregate amount of OMR 7,640,625 [$19,865,625]. However it is possible that the Amended and Restated Shareholder Agreement will modify when such Deferred Cash Investments will be made by RCA.

The OMR 276,666,667 [$718,614,000] investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

CCC was obligated – but failed to make its Deferred Cash Investment into LLC in the aggregate amount of OMR 18,987,500 [$49,367,500]. On April 3, 2017 Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. After the closing of the option purchase LLC will than have only two shareholders – Omagine and RCA. LLC is presently attempting to close an investment transaction with a replacement investor for CCC.

The continuation of LLC’s business to date has to a large extent been financed by Omagine.

LLC will have to arrange a for a replacement investor for CCC as well as a significant amount of project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until an Amended and Restated Shareholder Agreement is signed with a new equity investor and until Financing Agreements with respect to such project financing are actually executed by the parties however, no assurance can be given that they actually will be so executed or that such equity investment or project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

The failure to ultimately secure a new equity investor or to secure project financing via the closing of a Financing Agreement will have a materially significant adverse effect on LLC’s and the Company’s ability to continue operations.

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, Omagine has over the past many years relied on – and continues to rely on - the proceeds from the YA Loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares made pursuant to private placements and notes. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised.

Subject to the necessary financial resources being available to it, Omagine may make a secured loan to LLC in order to finance its operations. Such a loan from Omagine, if it were to be made, would be memorialized by a Financing Agreement like any other Debt Facility.

Investors and shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue until after the development of the Omagine Project is well underway and therefore the Company’s usual state is one where it is seeking capital to continue its operations.

Warrants

As of the date of this report, the Company has 6,572,124 Warrants issued and outstanding, (a) 6,422,124 of which are exercisable for the purchase of one Common Share, and (b) 150,000 of which are exercisable for the purchase of one Common Share.

The Strategic Warrants

Omagine has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable at $5 per Common Share and 3,211,062 of which are exercisable at $10 per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”). On January 14, 2016, Omagine filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared The SEC declared the Updated Warrant Registration effective January 25, 2016. The effective status of the Updated Warrant Registration expired on October 21, 2016 and the Company intends to file an updated post-effective amendment to maintain the warrants effective status of such registration statement. Pursuant to a Board of Directors resolution dated August 12, 2015, the expiration date of all Strategic Warrants was extended from December 31, 2015 to December 31, 2016 and pursuant to a Board of Directors resolution dated December 9, 2016, the Strategic Warrants were again extended from December 31, 2016 to December 31, 2017. All other terms and conditions of the Strategic Warrants remained unchanged.

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

Rural Concepts Warrants

On October 14, 2016, in connection with a non-interest bearing convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), Omagine issued 150,000 Warrants to Rural Concepts, each of which is exercisable for the purchase of one restricted Common Share at a per Common Share purchase price equal to the greater of (a) $0.50 per Common Share, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date ([the “Rural Concepts Warrants”].”). The Rural Concepts Warrants expire on December 31, 2017.

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

Any use by Omagine of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into Omagine and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay Omagine the $10 million Success Fee and the Pre-Development Expense Amount and Loans and Advances in excess of $29.6 million as of December 31, 2016. (See: “Financial Advisor, and Business - The Shareholder Agreement / LLC Capital Structure - Pre-Development Expenses / Success Fee”, above), and (vii) our then current cash requirements.

Because the market for our Common Stock has historically exhibited low liquidity levels, we may not be able to take full advantage of the 2014 SEDA if such liquidity levels do not improve. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 2,951,015 shares available under the 2014 SEDA before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

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

In connection with the 2014 SEDA, on October 15, 2014 Omagine filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, Omagine filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendments No. 1 and No. 2 to the SEDA Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective and such effectiveness expired. Post-Effective Amendments No. 3, No. 4 and No. 5 to the SEDA Registration Statement were filed with the SEC on January 10, 2017, February 6, 2017 and February 13, 2017, respectively, to maintain the effectiveness of the SEDA Registration and on February 13, 2017, the SEC declared the SEDA Registration effective. The Company intends to update the SEDA Registration by April 30, 2017 to maintain its effectiveness.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.14, 10.15, and 10.18.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. Omagine intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary and as of the date hereof, the Company has sold 48,985 of its Common Shares pursuant to the 2014 SEDA for proceeds of $50,000. The 2014 SEDA expires February 1, 2019.

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

On May 20, 2015, the Company and YA entered into a third loan agreement (the “2015 YA Loan Agreement”). Pursuant to the 2015 YA Loan Agreement, the Company borrowed five hundred thousand dollars ($500,000) from YA (the “2015 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2015 YA Loan Agreement the Company agreed to pay a $50,000 commitment fee with respect to the 2015 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). The $500,000 proceeds of the 2015 YA Loan were received by the Company on May 21, 2015 and the $50,000 commitment fee was paid to the Affiliate. The foregoing summary of the terms of the 2015 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.31; 10.32; and 10.33 respectively. Omagine repaid the 2014 YA Loan pursuant to its terms.

On March 15, 2016, the Company and YA entered into another loan agreement (the “March 2016 YA Loan Agreement”). Pursuant to the March 2016 YA Loan Agreement, the Company borrowed six hundred thousand dollars ($600,000) from YA (now named YA II PN, Ltd.) (the “March 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the March 2016 YA Loan Agreement the Company agreed to pay off the $150,575 balance due as of March 15, 2016 under the 2015 YA Loan Agreement and to pay a $60,000 commitment fee with respect to the March 2016 YA Loan to YA Global II SPV LLC, the Affiliate. At the closing on March 15, 2016 of the March 2016 YA Loan, the appropriate amounts representing the balance due under the 2015 YA Loan Agreement and the commitment fee for the 2016 YA Loan were deducted from the $600,000 principal balance of the March 2016 YA Loan and paid to YA and the Affiliate. The $349,425 proceeds of the 2016 YA Loan were received by the Company on March 15, 2016. The foregoing summary of the terms of the March 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.28; 10.29; and 10.30 respectively.

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

On December 7, 2016, the Company and YA entered into another loan agreement (the “December 2016 YA Loan Agreement”). Pursuant to the December 2016 YA Loan Agreement, the Company borrowed seven hundred fifty thousand dollars ($750,000) from YA (the “December 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the December 2016 YA Loan Agreement the Company agreed to pay off the aggregate of the $432,710 balance due as of December 7, 2016 under the March 2016 Loan Agreement and the June 2016 Loan Agreement and to pay a $75,000 commitment fee with respect to the December 2016 YA Loan to the Affiliate. At the closing on December 7, 2016 of the December 2016 YA Loan, the appropriate amounts representing the balances due under the March 2016 YA Loan and the June 2016 YA Loan and the commitment fee for the December 2016 YA Loan were deducted from the $750,000 principal balance of the December 2016 YA Loan and paid to YA and the Affiliate. The $242,290 proceeds of the December 2016 YA Loan were received by the Company on December 7, 2016. The foregoing summary of the terms of the December 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.45; 10.46; and 10.47 respectively. Omagine presently anticipates that the December 2016 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that Omagine will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that it will be able to repay the December 2016 YA Loan.

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

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in fiscal year 2016. We expect, assuming we are able to close one or more of the debt facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with project financing for the Omagine Project.

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

We presently expect that such capital expenditures will be financed:

i.	at Omagine via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount, and the Advances and Loans, and

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

Impact of Inflation

The level of inflation in the U.S. has been relatively low during the last several fiscal years and has not had a significant impact on Omagine. Although inflation in Oman has also been relatively low during the last several fiscal years, the Oman economy has recently been experiencing volatility in its inflation rate (including in the prices of construction materials and labor) which volatility may have an impact on LLC’s proposed future operations in Oman.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Such controls also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s chief executive and financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (the “DCP Evaluation”).

Based on this DCP Evaluation, the Company’s chief executive and financial officer has concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 (the “ICFR Evaluation”). The ICFR Evaluation was conducted in accordance with the interpretative guidance issued by the SEC in Release No. 34-55929 and management has used a framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management’s Assessment

Based upon the ICFR Evaluation, management’s assessment and conclusion is that (i) the Company’s internal control over financial reporting as of December 31, 2016 was effective, (ii) the Company’s internal control over financial reporting continues to be effective, and (iii) there were no material weaknesses in either the design or operation of Omagine’s disclosure controls and procedures as of the end of the period covered by this report. The ICFR Evaluation did not identify the occurrence during the fourth fiscal quarter of 2015 any change in the Company’s internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth fiscal quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. The directors and executive officers of the Company as of the date hereof are as follows:

Name	Age	Current Position

Frank J. Drohan	72	Chairman of the Board, President, Chief Executive and Financial Officer and Director
Charles P. Kuczynski	63	Vice President, Secretary and Director
Louis J. Lombardo (1) (2)	73	Director
Jack A. Smith (1) (2)	81	Director
Alan M. Matus (1) (2)	72	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Jack A. Smith has served as a non-employee Independent Director of Omagine since September 1, 2015. Mr. Smith founded and was the chief executive officer of a NYSE company - The Sports Authority, Inc. (“TSA”) - a national sporting goods chain. He was the Chairman of TSA until it was sold in 1999. Previously Mr. Smith served in executive management positions at W.R. Grace & Co. and with other major companies including Herman’s Sporting Goods, Sears & Roebuck and Montgomery Ward. In 2006 Mr. Smith joined the board of I-Trax, an AMEX listed health care provider and Carrols, Inc., a NASDAQ listed firm in the restaurant industry, whose public company spinoff, Fiesta, Inc., appointed him in 2012 as Non-Executive Chairman of the Board. Mr. Smith recently rotated off the Board of NYSE-listed Darden Restaurants after 15 years of service, last serving as chairman of the audit committee. Mr. Smith is a globally recognized and respected corporate and community leader. His lifetime experience in both financial and management roles for publicly traded companies and his experience in financing early stage companies (TSA was financed by Bain & Co., among others) will provide a wealth of knowledge, business acumen and public company experience to the Board’s deliberations.

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

Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. The Board of Directors is authorized to fill vacancies on the Board of Directors by appointment for a term lasting until the Company’s next annual meeting of shareholders or until such appointed person’s successor has been duly elected and qualified. Directors who are Company employees receive no fees for acting as such. Independent Directors receive and annual retainer paid in stock and cash and receive a fee for attendance at board meetings and the Company’s annual meeting and are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending such meetings (See; “Director Compensation” below).

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

Officers

Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Drohan and Mr. Kuczynski are both officers of the Company as described above. William Hanley has served as the Controller and Principal Accounting Officer of the Company since January 2008. Mr. Hanley served as the controller of Mittal Steel from 1986 to 2007 and as the Controller and Chief Financial Officer of Rif International Corp. from 1980 to 1986. From 1973 to 1980 he served as the controller at two Wall Street brokerage firms and from 1968 to 1972 as a senior accountant at Main LaFrentz & Company. Mr. Hanley holds a Bachelor of Business Administration degree in Accounting from St. Francis College in New York. Mr. Sam Hamdan is the Deputy Managing Director of the Company’s subsidiary, Omagine LLC, and he has been and continues to serve in a crucial capacity leading LLC’s ongoing negotiations in Oman with investors and the Government.

Code of Ethics

The Company has adopted and its Board of Directors has approved a Code of Ethics and Business Conduct (“Code”). The Code applies to all directors, officers and employees of the Company. The Company believes that the policies and procedures contained in the Code are consistent with the requirements for a Code of Ethics as required by the SEC. A copy of the Code is attached hereto as Exhibit 14 and is available on the Company’s website, www.omagine.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below, and based solely on a review of the reports furnished to us or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), other than as disclosed below.

None

Item 11. Executive Compensation.

Officer Compensation

The following table sets forth information relating to the aggregate compensation received by the then current executive officers of the Company for services in all capacities during the Registrant’s three fiscal years indicated for (i) the Chief Executive and Financial Officer, and (ii) each then current executive officer of the Company whose total compensation exceeded $100,000 (the foregoing (i) and (ii) being collectively, the “Named Executive Officers”).

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (1)	Option Awards (2)	All Other Comp.	Total
		($)	($)	($)	($)	($)	($)
Frank J. Drohan,	2016	$125,000	$0	$31,194	$120,050	$0	$276,244
Chief Executive and	2015	$125,000	$0	$31,976	$1,401,817	$0	$1,558,793
Financial Officer	2014	$125,000	$0	$33,443	$1,495,595	$0	$1,654,038

Charles P. Kuczynski,	2016	$100,000	$0	$32,348	$34,260	$0	$166,608
Vice-President and Secretary	2015	$100,000	$0	$33,205	$227,428	$0	$360,633
	2014	$100,000	$0	$34,781	$375,277	$0	$510,058

William Hanley,	2016	$80,000	$0	$9,242	$10,232	$0	$99,474
Controller and	2015	$80,000	$0	$8,609	$73,496	$0	$162,105
Principal Accounting Officer	2014	$80,000	$0	$8,026	$146,937	$0	$234,963

Sam Hamdan,	2016	$0	$0	$3,466	$104,350	$0	$107,816
Deputy Managing Director,	2015	$0	$0	$2,460	$1,259,392	$0	$1,261,852
Omagine LLC (3)	2014	$0	$0	$0	$1,159,445	$0	$1,159,445

1.

Amounts included under Column (e) represent contributions of the Registrant’s Common Stock made in the year indicated to the 401(k) Plan account of the Named Executive Officer, valued at the closing market price of the Common Stock on the dates of such contributions.

2.	Amounts included under Column (f) represent the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718 and not an amount paid to or realized by the Named Executive Officers. There can be no assurance that the amounts determined by ASC 718 will ever be realized. In December 2012, the Company extended the expiration date of all January 2012 Options from December 31, 2012 to December 31, 2013, in December 2013 the Company again extended the expiration date of such January 2012 Options to December 31, 2014 and in December 2014 the Company extended the expiration date of such January 2012 Options for a third time to December 31, 2015. On August 12, 2015, Omagine again extended that expiration date of all Strategic Options from December 31, 2015 to December 31, 2016. On December 9, 2016 Omagine extended the expiration date of all Strategic Options from December 31, 2016 to December 31, 2017. Assumptions used in the calculation of the amounts specified in Column (f) are included in Note 1- STOCK-BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company’s audited financial statements for the fiscal year ended December 31, 2015. (Also see: “Equity Compensation Plan Information” in this Item 11 below).

3.	In addition to the 750,000 January 2012 Stock Options exercisable at $1.70 per share awarded to Mr. Hamdan in 2012 and 250,000 Stock Options exercisable at $2.55 awarded to him in 2014. As of December 31, 2016 Mr. Hamdan held 160,000 Stock Options exercisable at $1.25 per share which were awarded to him in March 2007 but all 160,000 of such Stock Options have expired unexercised on March 31, 2017.

Management has concluded that the aggregate amount of personal benefits does not exceed 10% of the total compensation reported in column (h) of the foregoing table as to any Named Executive Officer named in the above table. On August 12, 2015, Omagine again extended that expiration date of all Strategic Options from December 31, 2016 to December 31, 2017.

Accrued Unpaid Salary Used to Purchase Common Stock

On May 16, 2015, $120,000 of unpaid salary owed to Frank J. Drohan, the Company’s president, was offset and utilized by him for the purchase of 100,000 restricted Common Shares at the market price of $1.20 per share.

On April 5, 2016, $50,400 of unpaid salary owed to Mr. Drohan was offset and utilized by him for the purchase of 56,000 restricted Common Shares at the market price of $0.90 per share.

At December 31, 2016, 2015 and 2014, unpaid salary payable due to Mr. Drohan was $88,405, $115,131 and $310,464, respectively. (See: Note 11: Subsequent Events”).

Director Compensation

Directors of Omagine who are employees of the Company do not receive additional compensation for their services as directors. Independent Directors are compensated by the Company for their services as directors of the Company. Directors of the Company who are employees of the Company do not receive additional compensation for their services as directors.

The following table sets forth information relating to the aggregate compensation received by Independent Directors of the Registrant for services in all capacities during the Registrant’s fiscal year ended December 31, 2016.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1)(2)($)	All Other Compensation ($)	Total ($)
Estate of Salvatore Bucchere (4)	$0	$0	$5,910	$0	$5,910
Louis Lombardo (3)	$51,500	$50,000	$8,020	$0	$109,520
Jack Smith (3)	$51,500	$50,000	$0	$0	$101,500
Alan Matus (3)	$51,500	$50,000	$0	$0	$101,500

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year indicated under ASC 718, and not an amount paid to or realized by the named director. There can be no assurance that the amounts determined by ASC 718 will ever be realized by the named director. Assumptions used in the calculation of the amounts specified in Column (d) are included in Note 1 – STOCK BASED COMPENSATION and Note 7 – STOCK OPTIONS to the Company’s unaudited financial statements for the period ended December 31, 2016.

(2)	Messrs. Lombardo, Smith and Matus each accrued quarterly director fees totaling $50,000 ($12,500 accrued on January 1, 2016, April 1, 2016, July 1, 2016 and October 1, 2016). On April 6, 2016 each of them purchased 27,778 restricted shares of the Company’s Common Stock at the $0.90 per share closing price of the Company’s Common Stock on April 5, 2016 in exchange for $25,000 of accrued but unpaid director’s fees due to each of them from the Company.

(3)	Messrs. Lombardo, Smith and Matus were each issued 38,462 restricted shares of the Company’s Common Stock on January 15, 2016 in payment of the 50% non-cash payment of the $100,000 annual retainer paid to all independent directors valued at the last sale price of $1.30 of the Company’s Common Stock on December 31, 2015, the last trading day of the prior fiscal year.

(4)	Mr. Bucchere died in April 2012.

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

Compensation Discussion and Analysis

As previously disclosed, the Company plans to contract with a recognized executive compensation consulting firm (the “Compensation Consultant”) for the purpose of creating and implementing a comprehensive performance based compensation plan for its executives and senior staff. This compensation plan will be designed to align executive compensation with the achievement by the Company of its long-term goals and objectives.

Prior to the date hereof and in order to successfully implement its business plan, the Company sought to retain and strategically incentivize certain executives, directors and consultants (collectively, the “Company Executives”) on an ad hoc basis via the issuance to them of the Strategic Options and payment to them of a one-time cash bonus in compensation for the extraordinary efforts and personal and professional risks, both financial and otherwise, that they undertook for many years in order to pursue the Company’s then primary strategic objective of signing the DA with the Government.

The Board recognizes the extraordinary advances made in the Company’s prospects but at the same time is aware that the Company’s shareholders have not yet seen the benefit of any significant share price appreciation. In light of this and the continued delays in development of the Omagine Project, the Directors examined alternative ways to align the award of the previously proposed cash bonus payments more directly with the financial interests of its shareholders.

Such cash bonuses were only to be awarded if the DA was signed. The Board was and is of the opinion that such cash bonuses were well deserved but is also cognizant of the ongoing project delays. Alternative plans were explored to align such cash bonus awards not only with the Company Executives’ efforts through the DA signing date but also with the actual results of such efforts. The Board views the price of the Company’s publicly traded Common Shares as the most accurate indicator of such results. Moreover, the Directors believe that continuing efforts by such Company Executives are required to attain a share price that more closely aligns with the Board’s expectations.

The Board explored methodologies to structure such cash bonus payments in a manner more closely aligned with our shareholders’ interests so that the financial benefits from events at the Company are experienced not only by the Company Executives but by all our shareholders as well. Accordingly, pursuant to a resolution of the Board on August 31, 2015 an incentive compensation arrangement was implemented with respect to six Company Executives, not as fixed cash payments as previously contemplated, but in the form of stock appreciation rights (“Stock Appreciation Rights” or “SARs”) as outlined in the following grant schedule:

Stock Appreciation Rights (SARs)
Name	Number of SARs	Grant Price	Date of Grant	Expiration Date
Frank Drohan	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski	60,000	$2.00	8/31/2015	12/31/2017
Louis Lombardo	15,000	$2.00	8/31/2015	12/31/2017
William Hanley	15,000	$2.00	8/31/2015	12/31/2017
Agron Telaku	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan	675,000	$2.00	8/31/2015	12/31/2017

SARs provide for financial gain to the holder derived from appreciation in the price of the Company’s Common Stock from the date that SARs are granted until the date that SARs are exercised. All 1,455,000 SARs granted to six Company Executives in the above table (i) vested on the date of grant, (ii) holders are not required to be employees or directors of, or consultants to the Company at the time of exercise, (iii) have an exercise price of $2.00 per SAR (which was $0.40 greater than the closing stock price on the date of grant) and (iv) upon exercise SAR’s are payable only in the Company’s Common Shares. No cash settlement is permissible for these 1,455,000 SARs. SARs holders are not required to pay an exercise price. Upon exercise the holder receives an amount of Common Shares equivalent to the increase in the stock price of the Common Shares.

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

2)	By delivering a Notice of Exercise the holder is not required to pay any exercise price for the SARs and upon exercise will receive the “Net Number” of Common Shares determined according to the following formula:

Net Number of Common Shares = C * [(A-B)/A]

For purposes of the foregoing formula:

A = market price of Common Shares at exercise date

B = the Grant Price of $2.00

C = the number of SARs exercised at any one time

N = the number of Common Shares issuable upon any one exercise

Given the Company’s scarce cash resources the Board is considering further non-cash alternatives in order to retain and compensate its present mission critical employees.

Equity Compensation Plan Information

The 2003 Plan and the 2014 Plan

Omagine’s shareholders approved the reservation by Omagine of 2,500,000 Common Shares for issuance under the 2003 Omagine Inc. Stock Option Plan (the “2003 Plan”). The 2003 Plan expired on August 31, 2013. (See: Exhibit 10.32).

On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine Inc. Stock Option Plan (the “2014 Plan”). Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance (See: Exhibit 10.33). The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“SARs”). The Amended Omagine, Inc. 2014 Stock Option Plan (“Amended 2014 Plan”) is attached as Exhibit 10.34. Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan.

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

At December 31, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise or expiration date. At December 31, 2016, there were 990,000 unexpired Stock Options issued but unexercised under the Amended 2014 Plan of which 950,000 are Strategic Options. As of December 31, 2016 a total of 4,724,000 Stock Options are issued and outstanding of which 2,915,000 are Strategic Options. As of December 31, 2016 there were 1,455,000 issued, outstanding and unexercised Stock Appreciation Rights under the Amended 2014 Plan.

The Strategic Options

In January and April 2012, pursuant to the 2003 Plan and a resolution of the Board of Directors, fourteen individuals who were either employees, directors or consultants to Omagine at such time and whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then primary strategic goal of signing the DA with the Government of Oman were granted an aggregate of 2,015,000 Strategic Options each of which is exercisable at $1.70 per Common Share. The subsequent resignation of a then independent director resulted in the cancellation of 50,000 of such Strategic Options.

On December 29, 2014, pursuant to the 2014 Plan and a resolution of the Board of Directors, six of the aforementioned fourteen individuals were granted an aggregate of 950,000 additional Strategic Options each of which is exercisable at $2.55 per Common Share.

To maintain the incentive for the retention and sustained service to the Company of its mission-critical employees and consultants in the face of the previously and presently reported continued delays, the Board of Directors authorized multiple extensions of the expiration date of the Strategic Options. All Strategic Options presently expire at 5 pm in New York on December 31, 2017.

1,965,000 Strategic Options are exercisable at $1.70 per Common Share and 950,000 Strategic Options are exercisable at $2.55 per Common Share (such exercise prices are collectively referred to herein as the “Exercise Price”). Of the 2,915,000 Strategic Options issued and outstanding as of the date hereof, an aggregate of 2,685,000 have been granted to Omagine and LLC officers and 125,000 have been granted to Omagine independent directors.

All Strategic Options are fully vested, provide for a cashless exercise feature, expire on December 31, 2017 and (except with respect to Strategic Options held by the estate of a deceased former director) require the holder thereof to be an employee of or a consultant to the Company at the time of exercise.

Strategic Options may be exercised at any time prior to 5 P.M. Eastern Time in the United States on December 31, 2017 by either: (1) paying the Exercise Price in cash to Omagine, or (2) electing to pay the Exercise Price via the cashless exercise feature of the Strategic Options, as follows:

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

	c.	include the surrender of the relevant certificate representing such Strategic Options (or an indemnification undertaking with respect to such Strategic Options in the case of the loss, theft or destruction of such certificate). Such documentation and payment shall be delivered by such holder to a common carrier for overnight delivery to Omagine as soon as practicable following the date of such Exercise Notice, but in no event later than December 31, 2017 (“Cash Basis”),

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

Stock Options Other Than Strategic Options

On January 15, 2013, pursuant to the 2003 Plan, an Omagine independent director was granted 2,000 Stock Options exercisable at $1.38 per Common Share and expiring on January 14, 2018.

On April 8, 2013, the estate of a former Omagine director exercised 4,000 Stock Options; 2,000 at $0.51 per Common Share and 2,000 at $0.85 per Common Share.

On March 28, 2014, pursuant to the 2014 Plan, four persons were granted an aggregate of 40,000 Stock Options exercisable at $1.80 per Common Share and expiring on March 27, 2019. One such person is an Omagine independent director and one is an Omagine officer.

On June 30, 2015, a former Omagine director exercised 2,000 Stock Options at $0.51 per Common Share.

On May 16, 2016, an Omagine independent director exercised 2,000 Stock Options at $0.85 per Common Share.

On May 16, 2016, a former Omagine independent director had 2,000 unexercised Stock Options exercisable at $0.85 per Common Share expire.

Outstanding Equity Awards at Fiscal Year-End.

The following table shows the number of Common Shares covered by exercisable Stock Options issued pursuant to the 2003 Plan and held by the Named Executive Officers on December 31, 2016. All Stock Options issued pursuant to the 2003 Plan have vested as of the date hereof. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date
Frank Drohan (1)	100,000	$2.60	9/23/2008	9/22/2018
	739,000	$1.70	1/2/2012	12/31/2017
	11,000	$1.70	4/13/2012	12/31/2017

Charles Kuczynski (2)	50,000	$2.60	9/23/2008	9/22/2018
	250,000	$1.70	1/2/2012	12/31/2017

William Hanley (3)	60,000	$1.70	1/2/2012	12/31/2017

Sam Hamdan (4)	160,000	$1.25	4/1/2007	3/31/2017
	750,000	$1.70	1/2/2012	12/31/2017

(1)	In September 2008, 100,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine’s President & Chief Executive Officer. In January and April 2012, an aggregate of 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2017 and exercisable at $1.70 per Common Share were granted to Omagine’s President & Chief Executive Officer.

(2)	In September 2008, 50,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $2.60 per Common Share, were granted to Omagine’s Vice-President & Secretary. In January 2012, 250,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2017 and exercisable at $1.70 per Common Share were granted to Omagine’s Vice-President & Secretary.

(3)	In January 2012, 60,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2017 and exercisable at $1.70 per Common Share were granted to Omagine’s Controller & Principal Accounting Officer.

(4)	In March 2007, 160,000 Stock Options, vesting ratably over five years, expiring after ten years and exercisable at $1.25 per Common Share, were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC and all such Stock Options expired unexercised on March 31, 2017. In January 2012, 750,000 Strategic Options, vesting 50% upon grant and 50% on July 1, 2012, expiring on December 31, 2017 and exercisable at $1.70 per Common Share were granted to the Deputy Managing Director of LLC.

The following table shows the number of Common Shares covered by exercisable Stock Options and Stock Appreciation Rights issued pursuant to the 2014 Plan and held by the Named Executive Officers on December 31, 2016. All Stock Options issued pursuant to the 2014 Plan have vested as of the date hereof. There can be no assurance that the Grant Date Fair Value of Stock Option awards will ever be realized by such Named Executive Officers.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan (1)	500,000	$2.55	12/30/2014	12/31/2017
	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski (2)	75,000	$2.55	12/30/2014	12/31/2017
	60,000	$2.00	8/31/2015	12/31/2017
William Hanley (3)	10,000	$1.80	3/28/2014	3/27/2019
	50,000	$2.55	12/30/2014	12/31/2017
	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan (4)	250,000	$2.55	12/30/2014	12/31/2017
	675,000	$2.00	8/31/2015	12/31/2017

(1)	In December 2014, 500,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2017 were granted to Omagine’s President and Chief Executive Officer. In August 2015, 675,000 Stock Appreciation Rights (“SARs”) with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine’s President and Chief Executive Officer.

(2)	In December 2014, 75,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2017 were granted to Omagine’s Vice President. In August 2015, 60,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine’s Vice President.

(3)	In March 2014, 10,000 Stock Options vesting on the grant date, exercisable at $1.80 per Common Share and expiring on March 27, 2019 were granted to Omagine’s Controller and Principal Accounting Officer. In December 2014, 50,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2017 were granted to Omagine’s Controller and Principal Accounting Officer. In August 2015, 15,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to Omagine’s Controller and Principal Accounting Officer.

(4)	In December 2014, 250,000 Strategic Stock Options vesting on the grant date, exercisable at $2.55 per Common Share and now expiring on December 31, 2017 were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC. In August 2015, 675,000 SARs with a grant price of $2.00, vesting on the grant date and expiring on December 31, 2017 were granted to a consultant to Omagine who is also the Deputy Managing Director of LLC.

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to the Named Executive Officers under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2016.

.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date

Frank Drohan	100,000	$2.60	9/23/2008	9/22/2018
	739,000	$1.70	1/2/2012	12/31/2017
	11,000	$1.70	4/13/2012	12/31/20157
	500,000	$2.55	12/30/2014	12/31/20157
	675,000	$2.00	8/31/2015	12/31/2017
Charles Kuczynski	50,000	$2.60	9/23/2008	9/22/2018
	250,000	$1.70	1/2/2012	12/31/2017
	75,000	$2.55	12/30/2014	12/31/2017
	60,000	$2.00	8/31/2015	12/31/2017
William Hanley	60,000	$1.70	1/2/2012	12/31/2017
	10,000	$1.80	3/28/2014	3/27/2019
	50,000	$2.55	12/30/2014	12/31/2017
	15,000	$2.00	8/31/2015	12/31/2017
Sam Hamdan	160,000	$1.25	3/19/2007	3/31/2017
	750,000	$1.70	1/2/2012	12/31/2017
	250,000	$2.55	12/30/2014	12/31/2017
	675,000	$2.00	8/31/2015	12/31/2017

Stock Options Granted to Independent Directors

The following table shows the number of Common Shares covered by unexpired non-qualified Stock Options issued to Independent Directors of Omagine under the 2003 Plan and the 2014 Plan and unexercised as of December 31, 2016.

Name	Number of Options	Exercise Price	Date of Grant	Expiration Date
Louis Lombardo	50,000	$1.70	1/2/2012	12/31/2017
Louis Lombardo	2,000	$1.70	4/13/2012	4/12/2017
Louis Lombardo	2,000	$1.38	1/15/2013	1/14/2018
Louis Lombardo	10,000	$1.80	3/28/2014	3/27/2019
Louis Lombardo	25,000	$2.55	12/30/2014	12/31/2017

Estate of Salvatore Bucchere	50,000	$1.70	1/2/2012	12/31/2017

On December 29, 2014, 25,000 Strategic Options, vesting upon grant, expiring on December 31, 2017 and exercisable at $2.55 per Common Share were granted to Louis Lombardo.

Mr. Lombardo presently holds 89,000 fully vested Stock Options (2,000 exercisable at $1.70 expiring on April 12, 2017; 2,000 exercisable at $1.38 expiring on January 14, 2018; 10,000 exercisable at $1.80 expiring on March 27, 2019; 50,000 Strategic Options exercisable at $1.70 expiring on December 31, 2017, 25,000 Strategic Options exercisable at $2.55 expiring on December 31, 2017 and 15,000 Stock Appreciation Rights with a grant price of $2.00 expiring on December 31, 2017. Mr. Lombardo’s 75,000 Strategic Options require him to be an Independent Director of Omagine at the time of the exercise of any Strategic Options but he is not required to be a Director of the Company at the time of exercise of his 15,000 Stock Appreciation Rights.

Mr. Bucchere was an Independent Director at the time of his death on April 9, 2012. Pursuant to the 2003 Plan, all Stock Options then held by Mr. Bucchere immediately vested and were assigned an expiration date of April 8, 2013. Subsequently pursuant to resolutions of the Board of Directors, the expiration date for all Strategic Options (including the 50,000 Strategic Options held by the estate of Mr. Bucchere) was extended to December 31, 2017. Mr. Bucchere’s estate presently holds 50,000 fully vested Strategic Options exercisable at $1.70 per Common Share and expiring on December 31, 2017.

Report on the Re-pricing of Any Options or Stock Appreciation Rights

There was no re-pricing of any Stock Options or Stock Appreciation Rights during fiscal year 2016 or during any subsequent period through the date hereof. Omagine extended the expiration date of all Strategic Options multiple times. In December 2013 all Strategic Options were extended from December 31, 2013 to December 31, 2014; in December 2014, the expiration date of all Strategic Options was extended from December 31, 2014 to December 31, 2015; in August 2015, Omagine extended the expiration date of all Strategic Options from December 31, 2015 to December 31, 2016, and again on December 9, 2016, the expiration date of all Strategic Options was extended from December 31, 2016 to December 31, 2017.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement with Omagine (the “Drohan Agreement”), Omagine was obligated to employ its President and Chief Executive Officer, Mr. Frank J. Drohan, at an annual base salary of $125,000 plus an additional amount based on a combination of Omagine’s net sales and earnings before taxes. By mutual agreement between Omagine and Mr. Drohan, the Drohan Agreement was modified to provide that Omagine could from time to time suspend salary payments to Mr. Drohan and Mr. Drohan would continue to provide services to Omagine pursuant to the Drohan Agreement and Omagine would accrue Mr. Drohan’s unpaid salary. Omagine has from time to time fully or partially suspended salary payments to Mr. Drohan For the years ended December 31, 2016 and 2015, Omagine had continued to accrue salary payable to its President on the basis of an annual salary of $125,000. On April 24, 2014, Omagine paid $187,691 of unpaid salary payable to Mr. Drohan. At December 31, 2016, December 31 and 2015, December 31, 2014, unpaid accrued officer’s compensation due to Mr. Drohan was $88,405, $115,131 and $310,464, respectively. On April 5, 2016, $50,400 of accrued but unpaid officer’s compensation due to Mr. Drohan by Omagine by the Company was offset and utilized by Mr. Drohan for the purchase of 56,000 restricted Common Shares at the then market price of $0.90. During 2015, $120,000 of accrued but unpaid officer’s compensation due to Mr. Drohan by Omagine was offset and utilized by Mr. Drohan for the purchase of 100,000 restricted Common Shares at the then market price of $1.20 per Common Share. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Drohan without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 100,000 non-qualified Stock Options to Mr. Drohan which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 100,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. In January and April 2012, the Board of Directors authorized the grant to Mr. Drohan the aggregate of 750,000 Strategic Options exercisable at $1.70 per Common Share. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Drohan an additional 500,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Drohan’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2017. All unexercised Strategic Options will expire on December 31, 2017. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial cash bonus to Mr. Drohan. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and, in lieu of a cash bonus, the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Drohan 675,000 Stock Appreciation Rights (“SARs”) at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Drohan to be an employee of Omagine at the time of exercise of any SARs. Omagine presently plans to enter into a new employment agreement with Mr. Drohan although the terms of such employment agreement have not yet been determined.

Pursuant to a prior employment agreement with Omagine (the “Kuczynski Agreement”), Omagine was obligated to employ its Vice-President & Secretary, Mr. Charles P. Kuczynski, at an annual base salary of $75,000, plus an additional bonus based on a combination of Omagine’s net sales and earnings before taxes. Mr. Kuczynski is presently employed by Omagine at an annual salary of $100,000 and from time to time fully or partially suspended salary payments to Mr. Kuczynski and Mr. Kuczynski has continued to provide services to Omagine. For the years ended December 31, 2016 and 2015, Omagine partially paid and partially accrued officer’s compensation of $100,000 due in each such year to Mr. Kuczynski. At December 31, 2016, December 31, 2015 and December 31, 2014, unpaid accrued officer’s compensation due to Mr. Kuczynski was $149,121, $137,905 and $171,575, respectively. Omagine has agreed to pay any remaining unpaid and accrued salary to Mr. Kuczynski without interest when and if Omagine has the financial resources to do so. On September 23, 2008 the Board of Directors granted 50,000 non-qualified Stock Options to Mr. Kuczynski which vested ratably over the five years after the grant date and which are exercisable at $2.60 per Common Share. All 50,000 of such Stock Options are fully vested as of the date hereof. Expiration of all such Stock Options is ten years from the date of grant. Pursuant to a January 2012 resolution of the Board of Directors, Omagine granted 250,000 Strategic Options exercisable at $1.70 per Common Share to Mr. Kuczynski. On December 30, 2014 pursuant to a resolution of the Board of Directors, Omagine granted Mr. Kuczynski an additional 75,000 Strategic Options exercisable at $2.55 per Common Share. Mr. Kuczynski’s Strategic Options are fully vested as of the date hereof and require him to be an employee of Omagine at the time of the exercise of any Strategic Options. All Strategic Options have a cashless exercise feature and may be exercised in whole or in part at any time before their expiry date of December 31, 2017. All unexercised Strategic Options will expire on December 31, 2017. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial cash bonus to Mr. Kuczynski. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and, in lieu of a cash bonus, the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Kuczynski 60,000 SARs at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Kuczynski to be an employee of Omagine at the time of exercise of any SARs. Omagine presently plans to enter into a new employment agreement with Mr. Kuczynski although the terms of such employment agreement have not yet been determined.

Employment Benefits

Omagine sponsors a 401(k) retirement plan for all eligible employees and provides and pays for group medical insurance for all employees choosing to participate in its group medical insurance plan.

The Registrant adopted the Omagine 401(k) Plan DTD 10-01-2008 (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code as a pre-tax plan for eligible employees of Omagine. Omagine does not presently match any employee contributions made to the 401(k) Plan. The Registrant made the maximum allowable discretionary contribution to all eligible employees participating in the 401(k) Plan in 2016, 2015 and 2014 in the form of 61,001, 36,483 and 73,315 Common Shares respectively. Future discretionary contributions and/or matching of employee contributions by the Registrant, if any, will be made pursuant to the recommendation of Omagine’s Board of Directors.

Effective March 19, 2007 Omagine entered into a consulting agreement with Mr. Sam Hamdan originally set to expire on December 31, 2007 but which now expires on December 31, 2017 (the “Hamdan Agreement”) (See: Exhibit 10.48). Pursuant to the Hamdan Agreement: (i) Mr. Hamdan provides consulting services to Omagine, (ii) under certain circumstances and conditions precedent, Mr. Hamdan may become the President of Omagine, and (iii) Omagine issued Mr. Hamdan Stock Options to purchase up to 160,000 Common Shares at $1.25 per Common Share (the “Hamdan Options”). The Hamdan Options vested ratably over the 5 year period beginning on April 1, 2007 and they expired on March 31, 2017. The Hamdan Options were exercisable only if at the time of such exercise: (i) the Hamdan Agreement is in effect, or (ii) Mr. Hamdan is an employee of the Company. The Hamdan Agreement was annually renewed four times without further compensation to Mr. Hamdan. Upon the fifth annual renewal of the Hamdan Agreement for 2012 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted 750,000 Strategic Options (See: Exhibit 10.3). Upon the eighth annual renewal of the Hamdan Agreement for 2015 and pursuant to a resolution of the Board of Directors, Mr. Hamdan was granted an additional 250,000 Strategic Options (See: Exhibit 10.4). Mr. Hamdan’s Strategic Options are fully vested and require him to be an employee of or a consultant to the Company at the time of the exercise of any of his Strategic Options. All unexercised Strategic Options will expire on December 31, 2017. Mr. Hamdan also serves without compensation as the Deputy Managing Director of our 60% owned subsidiary, LLC. The Board of Directors determined in 2012 that when and if the Development Agreement for the Omagine Project was signed by LLC and the Government, Omagine would award a substantial cash bonus to Mr. Hamdan. The Development Agreement for the Omagine Project was signed by LLC and the Government on October 2, 2014 and the Board of Directors, in a resolution dated August 31, 2015, granted Mr. Hamdan 675,000 SARs at a grant price of $2.00 and all such SARs were fully vested as of the grant date. All SARs expire on December 31, 2017 and there is no requirement for Mr. Hamdan to be an employee or consultant of Omagine at the time of exercise of any SARs. As of the date hereof, Mr. Hamdan continues to serve without any cash compensation and is presently leading a crucial mission-critical assignment for LLC and the Company to finalize with the estate of a recently deceased investor the transaction memorialized in the Investment Agreement between LLC and such investor. The Board is considering further non-cash alternatives in order to retain and compensate Mr. Hamdan for his past and ongoing efforts.

In determining its compensation policies and decisions subsequent hereto, Omagine shall seek a shareholder advisory vote on its executive compensation policy as required by section 14A of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

No person who was a member of the compensation committee during 2016 and through the date hereof was an officer or employee of the Registrant or a former officer or employee of the Registrant. Other than the $150,000 loan to Omagine made by Mr. Lombardo and the $100,000 loan to Omagine made by an entity controlled by Mr. Smith and Mr. Matus, no person who was a member of the compensation committee during 2016 and through the date hereof is a party to any related party transaction with the Registrant (See: “Certain Relationships and Related Transactions and Director Independence”).

During the fiscal year ended December 31, 2016 and through the date hereof, no executive officer of the Registrant served as a:

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

Board leadership structure and role in risk oversight

The Board of Directors filled board vacancies effective September 1, 2015 with the appointments of Jack A. Smith and Alan M. Matus as Independent Directors. Three of the five members of the Board are now independent directors. Mr. Smith is the lead Independent Director who serves as the non-exclusive intermediary between independent directors and management. Mr. Smith is the Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Matus is the Chairman of the Audit Committee and an audit committee financial expert. Mr. Kuczynski, an employee, director and Vice-President of Omagine, facilitates the internal communications between the Company’s President and CEO (who is presently located overseas in Oman) and the three Independent Directors to keep them informed of current Company issues, events and risks. The Board continues as in the past to exercise its oversight function, including its risk oversight, on both a formal and informal basis between and among its directors. Omagine’s Board of Directors has determined that this board structure is appropriate and effective in carrying out its oversight tasks relevant to the Company’s activities and the risks it faces.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The Company’s shareholders approved the reservation by the Company of two million five hundred thousand (2,500,000) shares of Common Stock for issuance under the Omagine, Inc. 2003 Stock Option Plan (the “2003 Plan”). At December 31, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan. The 2003 Plan expired on August 31, 2013 and all of the then outstanding Stock Options issued under the 2003 Plan remain valid until the earlier of their exercise or expiration date. The 2003 Plan and the 2014 Plan are explained further in Note 7 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2016.

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

Both the 2003 Plan and the Amended 2014 Plan were designed to attract, retain and motivate employees, directors, consultants and other professional advisors of the Company and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in the Company through the issuance of Stock Options to purchase shares of the Company’s Common Stock.

The following table sets forth as of April 13, 2017: (i) the number of Common Shares beneficially owned by (a) owners of more than five percent of outstanding Common Shares who are known to Omagine, (b) the officers of Omagine and LLC individually, (c) the directors of Omagine individually, (d) the officers and directors of Omagine and LLC as a group, and (ii) the percentage ownership of the outstanding Common Shares represented by the foregoing.

(a)	(b)	(c)
Name and Address	Beneficial Ownership (1)(11)	Percent (1)
Frank J. Drohan (2)(4)	4,222,029	17.6%
Charles P. Kuczynski (2)(5)	1,113,847	4.9%
Louis J. Lombardo (2)(6)	525,773	2.4%
Jack A. Smith (2)	370,574	1.7%
Alan M. Matus (2)	334,603	1.5%
Mohammed K. Al-Sada (3)(7)	1,891,034	8.4%
William Hanley (3)(8)	307,551	1.4%
Sam Hamdan (3)(9)	1,009,576	4.4%
Roger Tempest (10)	1,729,578	7.8%

All officers and Directors as a Group of 7 Persons	7,883,953	30.3%

(1)	Applicable percentage ownership in column (c) is based on 22,042,120 Common Shares outstanding as of April 13, 2017 and on Common Shares owned by the named individual including Common Shares underlying Stock Options, Warrants, SARs and convertible notes owned by the named individual that are exercisable for Common Shares within 60 days of April 13, 2017. Beneficial ownership and Common Shares outstanding are determined in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Act”). Common Shares underlying Stock Options, Warrants or convertible notes that are currently exercisable or convertible or exercisable or convertible within 60 days of April 13, 2017 are deemed to be outstanding and beneficially owned by the person holding such Stock Options, Warrants, SARs or convertible notes for the purpose of computing the percentage of outstanding Common Shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by any other person.

(2)	The address for each of these individuals is c/o Omagine and each is a director of Omagine. Mr. Drohan and Mr. Kuczynski are officers of Omagine.

(3)	The address for each of these individuals is c/o Omagine. Mr. Hanley is an officer of Omagine and Mr. Hamdan is an officer of LLC.

(4)	Amount in column (b) for Mr. Drohan includes 2,226,569 Common Shares owned of record as of April 13, 2017 by Mr. Drohan plus 1,995,460 Common Shares with respect to which Mr. Drohan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 100,000 Stock Options exercisable at $2.60 per Common Share, (ii) 750,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 500,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 322,730 Strategic Warrants exercisable at $5.00 per Common Share, (v) 322,730 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 675,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company’s closing stock price as of April 13, 2017.

(5)	Amount in column (b) for Mr. Kuczynski includes 637,907 Common Shares owned of record as of April 13, 2017 by Mr. Kuczynski plus 475,940 Common Shares with respect to which Mr. Kuczynski has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 50,000 Stock Options exercisable at $2.60 per Common Share, (ii) 250,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 75,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 50,470 Strategic Warrants exercisable at $5.00 per Common Share, (v) 50,470 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 60,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company’s closing stock price as of April 13, 2017.

(6)	Amount in column (b) for Mr. Lombardo includes 312,806 Common Shares owned of record as of April 13, 2017 by Mr. Lombardo plus 212,967 Common Shares with respect to which Mr. Lombardo has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 2,000 Stock Options exercisable at $1.70 per Common Share, (ii) 2,000 Stock Options exercisable at $1.38 per Common Share, (iii) 10,000 Stock Options exercisable at $1.80 per Common Share, (iv) 50,000 Strategic Options exercisable at $1.70 per Common Share, (v) 25,000 Strategic Options exercisable at $2.55 per Common Share, (vi) 13,230 Strategic Warrants exercisable at $5.00 per Common Share, (vii) 13,230 Strategic Warrants exercisable at $10.00 per Common Share, and (viii) a convertible promissory note in the principal amount of $150,000 which together with $93,768 of accrued interest thereon (as of December 31, 2016) which is convertible at $2.50 per share into 97,507 Common Shares, and (ix) excludes 15,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company’s closing stock price as of April 13, 2017.

(7)	Amount in column (b) for Mr. Al-Sada includes 1,436,134 Common Shares owned of record as of April 13, 2017 by Mr. Al-Sada plus 454,900 Common Shares with respect to which Mr. Al-Sada has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 227,450 Strategic Warrants exercisable at $5.00 per Common Share, and (ii) 227,450 Strategic Warrants exercisable at $10.00 per Common Share.

(8)	Amount in column (b) for Mr. Hanley includes 137,551 Common Shares owned of record as of April 13, 2017 by Mr. Hanley plus 170,000 Common Shares with respect to which Mr. Hanley has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 10,000 Stock Options exercisable at $1.80 per Common Share, (ii) 60,000 Strategic Options exercisable at $1.70 per Common Share, (iii) 50,000 Strategic Options exercisable at $2.55 per Common Share, (iv) 25,000 Strategic Warrants exercisable at $5.00 per Common Share, (v) 25,000 Strategic Warrants exercisable at $10.00 per Common Share, and (vi) excludes 15,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company’s closing stock price as of April 13, 2017.

(9)	Amount in column (b) for Mr. Hamdan includes 9,576 Common Shares owned of record as of April 13, 2017 by Mr. Hamdan plus 1,000,000 Common Shares with respect to which Mr. Hamdan has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Act and are unissued Common Shares underlying (i) 750,000 Strategic Options exercisable at $1.70 per Common Share, (ii) 250,000 Strategic Options exercisable at $2.55 per Common Share, and (iii) excludes 675,000 Common Shares issuable upon exercise of SARs because all such SARs exercisable at $2.00 per Common Share are out-of-the-money based on the Company’s closing stock price as of April 13, 2017.

(10)	Amount in column (b) for Mr. Tempest includes 1,579,578 Common Shares owned of record or beneficially as of April 13, 2017 by Mr. Tempest (of which 1,059,042 shares are owned of record by two affiliates of Mr. Tempest and deemed to be beneficially owned by Mr. Tempest).

(11)	Subject to community property laws where applicable, each beneficial owner named in column (a) has sole voting and investment power over the Common Shares beneficially owned by him listed in column (b).

Change in Control Arrangements

No change in control arrangements existed at December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

There were no transactions during the Registrant’s 2016 or 2015 fiscal years or through the date hereof, nor is there any currently proposed transaction, in which the Registrant or any of its subsidiaries was or is to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

Effective January 1, 2015 the son of Omagine’s President was hired as a full time Company employee for website design and similar technology consulting services which employment ended December 31, 2015.

Tranzishen LLC is an entity owned by Mr. Sam Hamdan who is a consultant to Omagine and the Deputy Managing Director of our 60% owned subsidiary Omagine LLC. In April 2016, the Company paid a $300,000 sponsorship fee to Tranzishen LLC for Omagine to serve as the Title Sponsor of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19 to May 23, 2016.

Mr. Hamdan and Mr. Drohan intend to form a new corporation to be owned by them (“Newco”) which will not compete with Omagine.

Related Party Payables

At December 31, 2016, 2015, 2014 and 2013 Omagine has included $861,922, $640,693, $863,831 and $933,837, respectively, of related party payables in its balance sheet. These amounts consisted of:

(i)	convertible notes payable (“Notes”) and accrued interest in the aggregate amounts of $345,549; $228,726; $213,726 and $ 198,726, respectively, and

(ii)	unpaid salary and unreimbursed expenses due to Omagine officers and directors in the aggregate amounts of $516,373; $401,962; $650,105; and $735,111, respectively.

The Notes are attached hereto as Exhibits 10.12, 10.13 and 10.44. Such Notes, unpaid salary and unreimbursed expenses are due and owing as follows:

Notes and accrued interest payable to officers and directors of Omagine:

	December 31,
	2016	2015	2014	2013
Due to Louis J. Lombardo, a director of Omagine, interest at 10%, due on demand, convertible into common stock at a conversion price of $2.50 per share:
Principal	$150,000	$150,000	$150,000	$150,000
Accrued interest	93,768	78,726	63,726	48,726
Due to SMAT, Corp., a Florida corporation controlled by Jack A. Smith and Alan M. Matus, directors of Omagine, interest at 5%, due on demand, convertible into common stock at a conversion price of $0.75 per share:
Principal	100,000	0	0	0
Accrued Interest	1,781	0	0	0

Grand Total	$345,549	$228,726	$213,726	$198,726

Unpaid salary and unreimbursed expenses due to officers and directors of Omagine:

	December 31
	2016	2015	2014	2013
Due to Frank J. Drohan, a director and the president of Omagine	$96,352	$125,132	$315,133	$399,329

Due to Charles P. Kuczynski, a director and the secretary of Omagine	149,121	137,905	171,575	$163,575

Due to William Hanley, the controller of Omagine	182,100	137,930	158,147	168,207

Due to Louis J. Lombardo, a director of Omagine	34,300	9,500	5,250	4,000

Due to Alan M. Matus, a director of Omagine	27,250	750	0	0

Due to Jack A. Smith, a director of Omagine	27,250	750	0	0

Totals	$516,373	$411,967	$650,105	$735,111

Total Related Party Payables

	December 31
	2016	2015	2014	2013

Notes Payable	345,549	228,726	213,726	198,726
Salary & Expenses Payable	516,373	411,967	650,105	735,111

Totals	$861,922	$640,693	$863,831	$933,837

Director Independence

Omagine complies with the standards of “independence” under the NASDAQ Marketplace Rules. Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our Company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by Omagine or by any parent or subsidiary of Omagine, shall not be considered independent. Accordingly, Louis J. Lombardo, Jack A. Smith and Alan M. Matus meet the definition of an “independent director” under NASDAQ Marketplace Rule 5605(a)(2). As of the date hereof three of the Registrant’s five directors, Mr. Lombardo, Mr. Smith and Mr. Matus are independent.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its independent registered public accounting firm $54,500 in 2015 and $49,000 in 2016 for all auditing and review services performed by such firm for the Company in connection with the Company’s regulatory filings during such fiscal years.

Audit Related Fees:

None

Tax Fees:

None

All Other Fees:

None

On behalf of the Company and in his capacity as Chairman of the Audit Committee, Mr. Alan M. Matus hired the Company’s registered public accounting firm to perform the audit of the Company’s financial statements for the fiscal year ended 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of the fiscal years ended December 31, 2016 and December 31, 2015;

F-3	Consolidated Statements of Operations for fiscal years ended December 31, 2016 and December 31, 2015;

F-4	Consolidated Statements of Changes in Stockholders’ Deficit for fiscal years ended December 31, 2016 and December 31, 2015;

F-5	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016 and December 31, 2015;

F-6	Notes to the Financial Statements.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of Omagine dated June 2, 2010 (7)
3(ii)	By-laws of Omagine (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between Omagine and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (27)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (24)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)

Exhibit
Numbers	Description
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between Omagine and YA (4)
10.15	The May 4, 2011 SEDA Agreement between Omagine and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between Omagine and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 Omagine $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by Omagine and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 Omagine $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by Omagine and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 Omagine $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by Omagine and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between Omagine and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between Omagine LLC and Masraf Al Rayan Bank (27)
10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 Omagine $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by Omagine and YA (28)
10.41	The September 20, 2016 SEDA Amendment Agreement between Omagine and YA (29)
10.42	The November 14, 2016 Convertible Promissory Note between Omagine and St. George Investments LLC (30)
10.43	The November 14, 2016 Note Purchase Agreement between Omagine and St. George Investments LLC (30)
10.44	Convertible Promissory Note payable to SMAT Inc. (32)
10.45	Note Purchase Agreement dated December 7, 2016 by and between Omagine, Inc. and YA II PN, Ltd. (31)
10.46	Promissory Note in the principal amount of $750,000 dated December 7, 2016 and issued by Omagine, Inc. in favor of YA II PN, Ltd. (31)
10.47	Closing Statement dated December 7, 2016 signed by Omagine, Inc. and YA II PN, Ltd. (31)
10.48	The December 2016 amendment extending the March 19, 2007 Hamdan Agreement (33)
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31	Sarbanes-Oxley 302 Certification *
32	Sarbanes-Oxley 1350 Certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.8, Usufruct Agreement (24)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.10 (24)
99.4	The Savills Final Valuation Report (24)
99.5	The DTZ Final Evaluation Report (24)
99.6	The JLL Final Valuation Report (24)

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.

(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company’s Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(29)	Previously filed with the SEC on September 21, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(30)	Previously filed with the SEC on November 21, 2016 as an exhibit to the Company’s Report on Form 10-Q for the period ended September 30, 2016 and incorporated by reference thereto.
(31)	Previously filed with the SEC on December 8, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(32)	Previously filed with the SEC on January 10, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(33)	Previously filed with the SEC on February 6, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2017.

Omagine, Inc.

By:	/s/ Frank J. Drohan
FRANK J. DROHAN, Chairman
of the Board of Directors,
President and
Chief Executive and Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on April 14, 2017 on behalf of the Registrant and in the capacities indicated.

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
ALAN M. MATUS
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omagine, Inc.

I have audited the accompanying consolidated balance sheets of Omagine, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omagine, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
April 14, 2017 Freeport, New York

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$229,228	$324,703
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363
Prepaid expenses and other current assets	1,859	1,767

Total Current Assets	491,044,450	491,139,833

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(153,738)	(148,894)
Total Property and Equipment	227,806,901	227,811,745

OTHER ASSETS	4,057	33,762

TOTAL ASSETS	$718,855,408	$718,985,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued interest (less unamortized discount of $13,904 and $0, respectively)	$526,372	$397,929
Note payable and accrued interest - YA II PN, Ltd. (less unamortized discount of $68,750 and $20,833, respectively)	686,387	204,167
Note payable - St. George Investments LLC (less unamortized Original Issue Discount of $22,500)	162,500	-
Accounts payable	663,913	340,290
Accrued officers payroll	419,626	389,834
Accrued expenses and other current liabilities	209,192	155,330
Total Current Liabilities	2,667,990	1,487,550
Long Term Liabilities	-	-

TOTAL LIABILITIES	2,667,990	1,487,550

STOCKHOLDERS’ EQUITY ( DEFICIT)

Preferred stock:
$0.001 par value
Authorized: 850,000 shares
Issued and outstanding: - none	-	-

Common stock:
$0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding:
20,432,648 shares in 2016 and 18,728,313 in 2015	20,432	18,728
Capital in excess of par value	470,350,815	468,651,654
Deficit	(41,273,266)	(38,342,692)
Total Omagine, Inc. stockholders’ equity	429,097,981	430,327,690
Noncontrolling interests in Omagine LLC	287,089,437	287,170,100

Total Stockholders’ Equity	716,187,418	717,497,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,855,408	$718,985,340

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
REVENUE:
Total revenue	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $479,722 and $1,957,420, respectively)	870,055	2,336,670
Professional fees	200,358	355,816
Consulting fees (including stock-based compensation of $138,991 and $1,415,971, respectively)	627,269	2,024,553
Commitment fees ( all stock-based compensation)	150,000	-
Travel	562,316	526,080
Occupancy	60,204	167,113
Other selling general and administrative	256,737	357,969
Total Costs and Expenses	2,726,939	5,768,201

OPERATING LOSS	(2,726,939)	(5,768,201)

OTHER EXPENSE
Amortization of debt discounts	(200,748)	(41,300)
Interest expense	(83,550)	(59,671)
Total Other Expense	(284,298)	(100,971)

NET LOSS	(3,011,237)	(5,869,172)

Add net loss attributable to noncontrolling interests in Omagine LLC	80,663	195,879

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(2,930,574)	$(5,673,293)

LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	19,649,219	17,485,927

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)
Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250
Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450
Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000
Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000
Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020
Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040
Issuance of Common Stock for finders’ fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500
Issuance of Common Stock for Directors’ Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000
Issuance of Common Stock under SEDA	17,696	18	24,982	-	-	25,000
Issuance of restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700
Stock Option expense	-	-	4,001	-	-	4,001
Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2016	-	-	915,493	-	-	915,493
Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2016	-	-	541,215	-	-	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481
Payment-in-Kind capital contribution of land by noncontrolling interest - in Omagine LLC	-	-	431,168,400	-	287,445,600	718,614,000
Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(195,879)	(195,879)
Net loss	-	-	-	(5,673,293)	-	(5,673,293)
Balances at December 31, 2015	18,728,313	18,728	468,651,654	(38,342,692)	287,170,100	717,497,790
Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250
Issuance of Common Stock for Directors’ Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000
Stock Option expense	-	-	540	-	-	540
Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400
Issuance of Common Stock for Directors’ Cash Compensation for services January 1 2016 to June 30, 2016	83,334	83	74,917	-	-	75,000
Issuance of restricted Common Stock for cash	1,139,488	1,140	742,860	-	-	744,000
Conversion of Convertible Note payable liability into Common Stock	24,207	24	30,960	-	-	30,984
Issuance of Common Stock to a Director for the exercise of Stock Options	2,000	2	1,698	-	-	1,700
Issuance of Common Stock under SEDA	31,289	31	24,969	-	-	25,000
Issuance of Common Stock to consultant for services	30,340	30	24,970	-	-	25,000
Issuance of Common Stock for SEDA commitment fees	161,290	161	149,839	-	-	150,000
Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2017	-	-	232,263	-	-	232,263
Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2017	-	-	59,660	-	-	59,660
Fair value of 150,000 warrants issued to lender in connection with $75,000 loan	-	-	61,530	-	-	61,530
Beneficial conversion feature of convertible note issued to lender in connection with $50,000 loan	-	-	18,538	-	-	18,538
Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(80,663)	(80,663)
Net loss	-	-	-	(2,930,574)	-	(2,930,574)
Balances at December 31, 2016	20,432,648	$20,432	$470,350,815	$(41,273,266)	$287,089,437	$716,187,418

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(2,930,574)	$(5,673,293)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(80,663)	(195,879)
Depreciation and amortization of property and equipment	4,844	4,858
Stock-based compensation related to stock options	292,463	3,115,190
Issuance of Common Stock for finders’ fees on restricted Common Stock sales	-	72,500
Issuance of Common Stock for consulting fees	25,000	9,450
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock in satisfaction of SEDA commitment fees	150,000	-
Issuance of Common Stock for Directors’ fees	225,000	100,000
Amortization of debt discounts	200,748	41,300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	29,613	2,233
Accrued interest on notes payable	28,467	25,589
Accounts payable	323,623	82,554
Accrued officers’ payroll	80,192	(128,088)
Accrued expenses and other current liabilities	53,862	(4,002)
Net cash flows used by operating activities	(1,521,175)	(2,471,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,398)
Net cash flows used by investing activities	-	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on 2014 note payable to YA II PN, Ltd. (f/n/a YA Global Master SPV, Ltd.)	-	(225,000)
Proceeds from the sale of Common Stock	769,000	1,484,700
Proceeds of issuance of 2015 note payable to YA II PN, Ltd. net of $50,000 commitment fee	-	450,000
Proceeds from exercise of stock options	1,700	1,020
Principal payments on 2015 note payable to YA II PN, Ltd.	(225,000)	(275,000)
Proceeds from the exercise of Common Stock Warrants	-	253,040
Proceeds of issuance of 2016 note payable to YA II PN, Ltd. net of $60,000 commitment fee	540,000	-
Principal payments on 2016 $600,000 note payable to YA II PN, Ltd.	(600,000)	-
Proceeds of issuance of an additional 2016 note payable to YA II PN, Ltd. net of $40,000 commitment fee	360,000	-
Principal payments on 2016 $400,000 note payable to YA II PN, Ltd.	(400,000)	-
Proceeds from the issuance of convertible notes payable	150,000	-
Proceeds of issuance of 2016 $185,000 note payable to St. George Investments LLC less an original issue discount of $30,000	155,000	-
Proceeds on 2016 $750,000 note payable to YA II PN, Ltd. net of $75,000 commitment fee	675,000	-
Net cash flows provided by financing activities	1,425,700	1,688,760

NET DECREASE IN CASH	(95,475)	(788,976)

CASH BEGINNING OF PERIOD	324,703	1,113,679

CASH END OF PERIOD	$229,228	$324,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$600	$2,197
Interest paid	$63,093	$29,565

NON - CASH FINANCING ACTIVITIES:

Issuance of Common stock to an Executive Officer in payment of salaries payable	$50,400	$120,000

Issuance of Common Stock in satisfaction of convertible note payable ($15,000) and accrued interest ($15,984)	$30,984	$-

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC pursuant to Omagine LLC Stockholder Agreement	$-	$718,614,000

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

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLC’s name with the Government. On November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The loan, which is subject to satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing is that the loan be secured by a $25,000,000 cash deposit in an LLC account at the Qatari bank. Contingent upon the closing of such loan and/or contingent upon the conclusion of final discussions with several potential LLC investors, including one such investor with whom LLC has a preliminary written investment agreement, commencement of these first phase activities is expected to begin promptly thereafter. (See Note 9 – “Omagine Project”).

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2016 and 2015, cash included approximately $2,100 and $36,000 respectively in an Oman bank account not covered by FDIC insurance.

Inventory - Inventory is stated at cost. At December 31, 2016 and 2015, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). (See: Note 2 – “Inventory and Property”).

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost. PP&E consists of land under development which is held for investment; furniture and fixtures; and office machinery and equipment. PP&E (including buildings and structures after they are completed and put into service) are depreciated on a straight-line basis over their respective useful service lives. . (See: Note 2 – “Inventory and Property”).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the estimated fair value.

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

Revenue Recognition - The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB101). LLC signed a development agreement for the Omagine Project with the Government of Oman in October 2014, and will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, Omagine has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, Omagine has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the years ended December 31, 2016 and 2015 were $292,463 and $3,115,190, respectively. (See Note 7).

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

For the years ended December 31, 2016 and 2015, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2016	2015
Convertible Notes	368,645	159,171
Stock Options	3,269,000	3,273,000
Stock Appreciation Rights	1,455,000	1,455,000
Warrants	6,572,124	6,771,521
Total Common Shares Issuable	11,664,769	11,658,692

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

The New Investors are:

i.	The Office of Royal Court Affairs (“RCA”), an Omani organization, and

ii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide, and operating subsidiaries in among other places, every country in the Middle East. The two CCIC subsidiaries which are LLC shareholders are:

1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and

2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company with approximately 13,000 employees.

As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

LLC Shareholder	Percent Ownership
Omagine	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRS (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. This ASU 2014-15 is effective for annual periods ending after December 16, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that this pronouncement has had or will have a material impact on our financial statement disclosures.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the year ended December 31, 2016 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	December 31,	December 31,
	2016	2015

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	$150,000	$150,000

Accrued Interest	93,768	78,727

Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	35,000	50,000

Accrued Interest	41,165	51,195

Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	50,000	50,000

Accrued Interest	18,021	18,007

Due to entity owned by two Directors of Omagine, interest at 5% per annum, due on December 24, 2016, convertible into Common Stock at a conversion price of $0.75 per Common Share:

Principal	100,000	-

Accrued Interest	1,781	-

Due to an investor, interest at 5% per annum, due on April 13, 2017, convertible into Common Stock at a conversion price of $0.65 per Common Share:

Principal	50,000	-

Unamortized Debt Discount	(13,904)

Accrued Interest	541	-
Total	$526,372	$397,929

NOTE 4 – NOTES PAYABLE AND ACCRUED INTEREST – YA II PN, LTD. (p/k/a YA GLOBAL MASTER SPV, LTD.)

In July 2013, Omagine borrowed $200,000 from YA II PN, Ltd. (“YA”) (p/k/a YA Global Master SPV, Ltd.) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 Omagine paid the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 in full and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 Omagine paid the 2014 YA Loan balance and the accrued interest thereon in full. On May 20, 2015, Omagine borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”). On March 15, 2016 Omagine paid the 2015 Loan balance and the accrued interest thereon in full and borrowed an additional $600,000 from YA via a fourth unsecured loan (the “March 2016 YA Loan”) and on June 22, 2016, Omagine borrowed an additional $400,000 from YA via a fifth unsecured loan (the “June 2016 YA Loan”). Omagine paid both the March 2016 Loan and the June 2016 Loan balances and accrued interest thereon in full. On December 7, 2016 Omagine borrowed an additional $750,000 from YA via a sixth unsecured loan (the “December 2016 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	December 31,	December 31,
	2016	2015

2015 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($50,000 in July 2015, $40,000 monthly August 2015 to October 2015, $35,000 monthly November 2015 to February 2016, $40,000 monthly March 2016 to May 2016 and $70,000 on June 1, 2016)	$-	$225,000

December 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($75,000 in January 2017 to March 2017, $65,000 monthly April to June 2017, $55,000 monthly July 2017 to October 2017, $50,000 in November 2017 and $60,000 in December 2017.)	750,000	-
Less: Unamortized debt discount at December 31, 2016 and December 31, 2015	(68,750)	(20,833)
Principal, net	681,250	204,167
Accrued interest	5,137	-
Total	$686,387	$204,167

NOTE 5 – NOTE PAYABLE – ST. GEORGE INVESTMENTS LLC

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with an accredited investor for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of an Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement).

NOTE 6 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 9 under “Equity Finance Agreements” with respect to sales of Common Shares made to YA II PN, Ltd. (p/n/a YA Global Master SPV, Ltd.) (“YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).

2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.

3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a restricted stock discount.

4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

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

On October 17, 2016, the Company entered into an Interest Free Promissory Note with an accredited investor for the principal amount of $75,000, due on December 13, 2016, and in lieu of any interest due and payable on the principal amount of the Note, the Company issued to the Note Holder 150,000 Common Stock Purchase Warrants exercisable at the greater of (a) $0.50, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date. On December 5, 2016, the $75,000 note was satisfied (see sixth succeeding paragraph below).

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

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC, an accredited investor, for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016.

On December 5, 2016, Omagine sold 300,000 restricted Common Shares to an accredited investor for proceeds of $150,000 which was paid to the Company by the cancellation and payment in full of the Company’s $75,000 Promissory Note dated October 17, 2016 (see sixth preceding paragraph above) and the remaining $75,000 of the purchase price was paid to the Company in cash.

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

Omagine has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At December 31, 2016, there were 2,279,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). Omagine intends to seek its shareholders’ ratification of the adoption by Omagine of the Amended 2014 Plan. At December 31, 2016, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the years ended December 31, 2016 and 2015 pursuant to both the 2003 Plan and the Amended 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,275,000	$1.97	1.24	$1,923,170
Exercised in Q2 2015	(2,000)	$0.51	-	-
Granted in Q3 2015	1,455,000	$2.00	2.03	-
Outstanding December 31, 2015	4,728,000	$1.98	1.41	$26,240

Exercisable at December 31, 2015	4,728,000	$1.98	1.41	$26,240

Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Exercised in Q2 2016	(2,000)	$0.85	-	-
Expired Q2 2016	(2,000)	$0.85	-	-
Outstanding December 31, 2016	4,724,000	$1.98	1.02	$-

Exercisable at December 31, 2016	4,724,000	$1.98	1.02	$-

Of the 4,724,000 Stock Options outstanding at December 31, 2016, 2,915,000 of such Stock Options were issued by Omagine in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of Omagine whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2017; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by Omagine in December 2012 to December 31, 2013 (the “First Extension”) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”) and on December 9, 2016 to December 31, 2017 (the “Fifth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”) and on December 9, 2016 to December 31, 2017 (the “Second Extension”).

Of the 2,915,000 Strategic Options, an aggregate of 1,685,000 were granted to Omagine’s three officers, an aggregate of 125,000 were granted to Omagine’s independent directors and 1,000,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2017, is also a consultant to the Company. The Deputy Managing Director of LLC also holds 160,000 Stock Options granted pursuant to his consulting agreement which are not Strategic Options, exercisable at $1.25 per share and expiring on March 31, 2017.

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

On December 9, 2016, the expiration date of the 1,965,000 Strategic Options issued in January of 2012 was extended from December 31, 2016 to December 31, 2017 (the “Fifth Extension”). The $232,263 estimated value of the Fifth Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.78 share price, (ii) 387 day term, (iii) 91.45% expected volatility, (iv) 0.85% (387 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2016.

On December 9, 2016, the expiration date of the 950,000 Strategic options issued in December 31, 2014 from December 31, 2016 to December 31, 2017 (the “Second Extension”). The $59,660 estimated value of the Second Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.78 share price, (ii) 387 day term, (iii) 91.45% expected volatility, (iv) 0.85% (387 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2016.

A summary of non-vested Stock Options and the Common Shares underlying such Stock Options for the years ended December 31, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Non-vested shares at January 1, 2015	10,000	$1.80	4.30
Vested in Q1 2015	(10,000)	$1.80	4.30
Non-vested shares at December 31, 2015	-	-	-

Non-vested shares at January 1, 2016	-	-	-
Non-vested shares at December 31, 2016	-	-	-

Issued and outstanding Stock Options and SAR’s (all non-qualified) as of December 31, 2016 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2007	160,000	160,000	$1.25	March 31, 2017
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2017
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2017
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,724,000	4,724,000

A summary of information about Stock Options and SARs outstanding at December 31, 2016 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01 - $2.00	3,624,000	$1.80	0.99	3,624,000	$1.80
$ 2.01 - $3.00	1,100,000	$2.56	1.11	1,100,000	$2.56
Totals	4,724,000	$1.98	1.02	4,724,000	$1.98

For the years ended December 31, 2016 and 2015, total stock option expense was $292,463 and $3,115,190, respectively.

As of December 31, 2016, there was $540 of unrecognized compensation costs relating to unexpired Stock Options, that is expected to be recognized in 2017.

Warrants

As of December 31, 2016, Omagine had 6,572,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

The Tempest Warrants

On June 24, 2014, in connection with the sale of 362,308 restricted Common Shares to an investor (See Note 6), Omagine issued 1,000,000 Warrants to such investor, each of which were exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”). Prior to their expiration, a total of 650,603 Tempest Warrants were exercised for aggregate proceeds to Omagine of $916,540. The remaining 349,397 Tempest Warrants expired unexercised on June 23, 2016. As of the date of this report there were no Tempest Warrants issued or outstanding.

Rural Concepts Warrants

On October 14, 2016, in connection with a non-interest bearing convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), Omagine issued 150,000 Warrants to Rural Concepts, each of which is exercisable for the purchase of one restricted Common Share at a per Common Share purchase price equal to the greater of (a) $0.50 per Common Share, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date (the “Rural Concepts Warrants”). The Warrants expire on December 31, 2017.

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

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015 and again on January 5, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended to December 31, 2015. On August 12, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was again extended to December 31, 2016 and on December 9 ,2016, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was again extended to December 31, 2017. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on December 31, 2017 unless redeemed earlier by Omagine upon 30 days prior written notice to the Strategic Warrant holders.

NOTE 8 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	December 31,	December 31,
	2016	2015

U.S. federal net operating loss carry forwards	$6,333,000	$6,375,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	2,011,000	1,822,000
	8,344,000	8,197,000
Less: Valuation allowance	(8,344,000)	(8,197,000)
Total	$-	$-

Management has determined, based on the Company’s current condition, that a full valuation allowance is appropriate at December 31, 2016. At December 31, 2016, the Company had U.S. federal net operating loss carry forwards of approximately $20,106,000 expiring in various amounts from fiscal year 2017 to fiscal year 2036.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at December 31, 2016 and December 31, 2015.

NOTE 9 – COMMITMENTS

Leases

Omagine maintains its corporate offices at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by Omagine under a month to month lease from an unaffiliated third party. LLC leases premises in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2017 which provides for an annual rental of $35,880. The Company’s rent expense for the years ended December 31, 2016 and 2015 was $60,204 and $167,113, respectively.

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, Omagine was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. Omagine plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. Omagine has from time to time fully or partially suspended and accrued salary payments due to its President. For the years ended December 31, 2015 and 2016 the Company continued to accrue salary payable to Mr. Drohan on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Company applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Company paid its President $55,601 of accrued officer’s payroll. At December 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its President of $88,405 and $115,131, respectively.

Pursuant to a prior employment agreement, Omagine was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. Omagine plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. Omagine has from time to time fully or partially suspended and accrued salary payments due to its Vice-President on the basis of an annual salary of $100,000. During 2015 the Company paid Mr. Kuczynski accrued officer’s payroll of $33,000 on March 26, $2,000 on September 9, $3,200 on October 2, and $2,500 on December 7, 2015. During 2016 the Company paid its Vice President accrued officer’s payroll of $32,000 on June 23, $2,700 on July 28, $1,000 on October 20, $6,000 on November 4, and $10,000 on December 9, 2016. At December 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Vice-President of $149,121 and $137,905, respectively.

Omagine has from time to time fully or partially suspended and accrued salary payments due to its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. On December 9, 2016 the Company paid the Controller $7,500 of accrued officer’s payroll. At December 31, 2016 and December 31, 2015, Omagine had unpaid accrued officer’s compensation due to its Controller of $182,100 and $136,798, respectively.

Equity Financing Agreements

Omagine, Inc. and YA were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was due to expire on September 1, 2014. On July 21, 2014, the 2011 SEDA was terminated by the mutual consent of Omagine and YA.

On April 22, 2014, Omagine and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the”2014 SEDA”). Unless earlier terminated in accordance with its terms, the 2014 SEDA was to terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined) (i.e. February 1, 2017), or (ii) the date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On September 20, 2016, the Company and YA entered into an agreement amending the SEDA extending the term of the 2014 SEDA to February 1, 2019 or to such date on which YA shall have made payment to Omagine of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000 (the “Second SEDA Amendment”). On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, Omagine issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (the “Affiliate”). On September 21, 2016 in satisfaction of a $150,000 commitment fee due pursuant to the Second SEDA Amendment, Omagine issued 161,290 restricted Common shares to the YA Affiliate. (See Note 6)

Pursuant to the terms of the 2014 SEDA, Omagine may in its sole discretion, and upon giving written notice to YA (an “Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

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

The First Financing Agreement Date occurred on November 29, 2015 but the CCC-Contract was not executed on or before July 1, 2016 nor will it be executed and RCA and Omagine, Inc. are presently in negotiations with investors which may lead to an “Amended and Restated Shareholder Agreement”.

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

Additionally pursuant to the Shareholder Agreement, such failure of the CCC-Contract to occur on or before July 1, 2016 automatically and without any further action required by any party, triggered and activated on July 2, 2016 an option in favor of Omagine, Inc. (the “OMAG Option”) to purchase all LLC Shares presently owned by CCC at any time of OMAG’s choosing prior to July 1, 2017 at a price equal to CCC’s original purchase price of 22,500 Omani Rials ($58,500). Furthermore pursuant to the Shareholder Agreement, neither CCC-Oman nor CCC-Panama is permitted to sell any of such LLC Shares presently owned by them prior to July 2, 2017 to any Person other than Omagine, Inc., or to a purchaser designated by Omagine, Inc., in a sale made pursuant to the exercise of the OMAG Option. (See Note 11 – Subsequent Events).

Although the LLC Shareholders are presently negotiating an Amended and Restated Shareholder Agreement, there is no assurance that it will happen. If agreement is not reached by the LLC Shareholders on the matters presently under discussion, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Company’s Consolidated Balance Sheet at December 31, 2016 (See Note 2).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2016 and December 31, 2015, respectively, Omagine’s accounts payable included $88,800 and $32,148 due to its officers and directors.

For the years ended December 31, 2016 and 2015, the Company expensed a total of $84,000 and $223,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, the Company paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Company to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19 to May 23, 2016. The total fees of $384,000 and $223,000 paid to this entity in 2016 and 2015 respectively, have been included in “Consulting Fees” in the accompanying Consolidated Statements of Operations.

NOTE 11 – SUBSEQUENT EVENTS

On January 4, 2017, Omagine contributed 123,782 restricted Common Shares at a non-discounted valuation of $76,250 to all eligible employees of Omagine Inc. 401(k) Plan.

On January 4, 2017, Omagine issued 81,169 restricted Common Shares at a non-discounted valuation of $50,000 to each of the Corporation’s three independent directors based on the $0.616 closing price of the Corporation’s Common Stock on December 30, 2016 for the 50% non-cash payment of the $100,000 annual retainer due them.

On January 13, 2017, Omagine sold 18,051 restricted Common Shares to an accredited investor for proceeds of $10,000.

On January 20, 2017, Omagine sold 25,000 restricted Common Shares to an accredited investor for proceeds of $12,500.

On January 25,2017, Omagine sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000.

On February 1, 2017, the President of the Company purchased 100,000 restricted Common Shares based on the $0.62 closing price of Omagine’s Common Stock on January 31, 2017 minus the Finnerty discount of 18% for proceeds of $51,000.

On February 2, 2017, the three independent Company directors each purchased 94,340 restricted Common Shares and the Company’s Vice President purchased 47,170 restricted Common Shares based on the $0.6414 closing price of Omagine’s Common Shares on February 1, 2017 minus the Finnerty discount of 18% for aggregate proceeds of $175,000.

On February 21, 2017, Omagine sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $100,000.

On March 31, 2017, the Company issued 93,750 restricted shares of Common Stock to its investor relations vendor as payment in full for $37,500 of services rendered for the period January 1, 2016 through March 31, 2017, and issued an additional 56,250 restricted shares of Common Stock to the same vendor as payment in full for $22,500 of services to be rendered for the period April 1, 2017 through December 31, 2017.

On April 3, 2017 Omagine exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. After the closing of the option purchase LLC will than have only two shareholders – Omagine and RCA.

On April 4, 2017, the Company sold 266,667 restricted Common Shares to an accredited investor for proceeds of $80,000.

On April 11, 2017, pursuant to the SEDA, Omagine sold 132,275 Common Shares to YA for proceeds of $50,000.

