Form 10-Q
period 2017-03-31
Omagine, Inc.
filed 2017-05-22
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

Commission File Number: 0-17264

Omagine, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2876380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 Madison Avenue, 5th Floor, New York, NY 10016

(Address of principal executive offices)

(212) 563-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 9, 2017, the Registrant had outstanding 22,042,120 shares of common stock, par value $.001 per share (“Common Stock”).

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report that are not statements of historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. These forward-looking statements are based on current expectations and projections about future events. The words “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions, or the negative or other variations thereof, as well as discussions of strategy that involve risks and uncertainties (such as the potential new investor or investors in LLC or the potential financing with MENA region banks), are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include but are not limited to statements about or relating to: (i) future revenues, expenses, income or loss, cash flow, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) plans, objectives and expectations of Omagine, Inc. (“OMAG”) or its subsidiary Omagine LLC (“LLC”) or the managements or Boards of Directors thereof, (iii) the Company’s business plans, products or services, (iv) future economic or financial performance, and (v) assumptions underlying such statements. We urge you to be cautious of the forward-looking statements and other similar forecasts and statements of expectations since such statements (i) reflect our current beliefs with respect to future events, (ii) involve, and are subject to, known and unknown risks, uncertainties and other factors affecting our operations and growth strategy, and (iii) could cause the Company’s actual results, financial or operating performance or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	the uncertainty associated with political events in the Middle East and North Africa (the “MENA Region”) in general, including the ongoing civil disorder and military activities in the MENA Region;

●	the success or failure of OMAG’s and LLC’s efforts to secure additional financing, including project financing for the Omagine Project;

●	oversupply of residential and/or commercial property inventory in the Oman real estate market or other adverse conditions in such market;

●

the impact of MENA Region or international economies and/or future events (including natural disasters) on the Oman economy, on LLC’s business or operations, on tourism within or into Oman, on the oil and natural gas businesses in Oman and on other major industries operating within the Omani market;

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

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,684	$229,228
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	68,970	1,859

Total Current Assets	490,887,017	491,044,450

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(154,534)	(153,738)
Total Property and Equipment	227,806,105	227,806,901

OTHER ASSETS	4,057	4,057

TOTAL ASSETS	$718,697,179	$718,855,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Convertible notes payable and accrued interest (less unamortized discount of $1,755 and $13,904, respectively)	$546,596	$526,372
Note payable and accrued interest - YA II PN, Ltd. (less unamortized discount of $50,000 and $68,750, respectively)	558,055	686,387
Note payable - St. George Investments LLC (less unamortized Original Issue Discount of $7,500 and $22,500 respectively)	177,500	162,500
Accounts payable	589,987	663,913
Accrued officers' payroll	409,527	419,626
Accrued expenses and other current liabilities	177,549	209,192
Total Current Liabilities	2,459,214	2,667,990
Long Term Liabilities	-	-

TOTAL LIABILITIES	2,459,214	2,667,990

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	-	-

Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 21,643,178 shares in 2017 and 20,432,648 in 2016	21,643	20,432
Capital in excess of par value	470,994,489	470,350,815
Deficit	(41,862,468)	(41,273,266)
Total Omagine, Inc. stockholders' equity	429,153,664	429,097,981
Noncontrolling interests in Omagine LLC	287,084,301	287,089,437

Total Stockholders' Equity	716,237,965	716,187,418

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,697,179	$718,855,408

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Total revenue	$-	$-

OPERATING EXPENSES:

Officers and directors’ compensation (including stock-based compensation of $263,885 and $226,385, respectively)	340,135	351,968
Professional fees	3,575	44,606
Consulting fees	26,750	77,836
Travel	75,988	149,835
Occupancy	16,406	16,516
Other selling general and administrative (including stock-based compensation of $7,500 and $0 respectively)	62,375	65,793
Total Costs and Expenses	525,229	706,554

OPERATING LOSS	(525,229)	(706,554)

OTHER EXPENSE
Amortization of debt discounts	(45,899)	(23,333)
Interest expense	(23,210)	(13,660)
Total Other Expense	(69,109)	(36,993)

NET LOSS	(594,338)	(743,547)

Add net loss attributable to noncontrolling interests in Omagine LLC	5,136	22,447

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(589,202)	$(721,100)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	21,207,550	18,875,626

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020

Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040

Issuance of Common Stock for finders' fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500

Issuance of Common Stock for Directors' Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000

Issuance of Common Stock under SEDA	17,696	18	24,982	-	-	25,000

Issuance of restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700

Stock Option expense	-	-	4,001	-	-	4,001

Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2016	-	-	915,493	-	-	915,493

Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2016	-	-	541,215	-	-	541,215

Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC	-	-	431,168,400	-	287,445,600	718,614,000

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(195,879)	(195,879)

Net loss	-	-	-	(5,673,293)	-	(5,673,293)

Balances at December 31, 2015	18,728,313	18,728	468,651,654	(38,342,692)	287,170,100	717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250

Issuance of Common Stock for Directors' Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000

Stock Option expense	-	-	540	-	-	540

Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400

Issuance of Common Stock for Directors' Cash Compensation for services January 1, 2016 to June 30, 2016	83,334	83	74,917	-	-	75,000

Issuance of restricted Common Stock for cash	1,139,488	1,140	742,860	-	-	744,000

Conversion of Convertible Note payable liability into Common Stock	24,207	24	30,960	-	-	30,984

Issuance of Common Stock to a Director for the exercise of Stock Options	2,000	2	1,698	-	-	1,700

Issuance of Common Stock under SEDA	31,289	31	24,969	-	-	25,000

Issuance of Common Stock to consultant for services	30,340	30	24,970	-	-	25,000

Issuance of Common Stock for SEDA commitment fees	161,290	161	149,839	-	-	150,000

Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2017	-	-	232,263	-	-	232,263

Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2017	-	-	59,660	-	-	59,660

Fair value of 150,000 warrants issued to lender in connection with $75,000 loan	-	-	61,530	-	-	61,530

Beneficial conversion feature of convertible note issued to lender in connection with $50,000 loan	-	-	18,538	-	-	18,538

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(80,663)	(80,663)

Net loss	-	-	-	(2,930,574)	-	(2,930,574)

Balances at December 31, 2016	20,432,648	20,432	470,350,815	(41,273,266)	287,089,437	716,187,418

Issuance of Common Stock for 401(k) Plan contribution	123,782	124	76,126	-	-	76,250

Issuance of Common Stock for Directors' Stock Compensation for services January 1, 2017 to December 31, 2017	243,507	244	149,756	-	-	150,000

Issuance of restricted Common Stock for cash	263,051	263	132,237	-	-	132,500

Issuance of Common Stock to two Executive Officers in payment of salaries payable	147,170	147	75,853	-	-	76,000

Issuance of Common Stock for 3 Directors' Cash Compensation for services from July 1, 2016 to June 30, 2017	283,020	$283	$149,717	-	-	150,000

Issuance of Restricted Common Stock to Stockholder relations Agent for Services rendered from January 1, 2016 to March 31, 2017	93,750	$94	$37,406	-	-	37,500

Issuance of Restricted Common Stock to Stockholder relations Agent in advance for services to be rendered April 1, 2017 to December 31, 2017	56,250	56	22,444	-	-	22,500

Stock Option expense	-	0	135	-	-	135

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(5,136)	(5,136)

Net loss	-	-	-	(589,202)	-	(589,202)

Balances at March 31, 2017 (Unaudited)	21,643,178	$21,643	$470,994,489	$(41,862,468)	$287,084,301	$716,237,965

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(589,202)	$(721,100)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(5,136)	(22,447)
Depreciation and amortization of property and equipment	796	1,211
Stock-based compensation related to stock options	135	135
Issuance of Common Stock for Stockholder Relations Agent	7,500	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors' fees	187,500	150,000
Amortization of debt discounts	45,899	23,333
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(7,111)	20,930
Accrued interest on notes payable	10,992	4,651
Accounts payable	31,075	133,870
Accrued officers' payroll	65,901	16,442
Accrued expenses and other current liabilities	(31,643)	(1,081)
Net cash flows used by operating activities	(207,044)	(317,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash flows used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock	132,500	-
Principal payments on 2015 note payable to YA II PN, Ltd.	-	(225,000)
Proceeds of issuance of 2016 note payable to YA II PN, Ltd. net of $60,000 commitment fee	-	540,000
Principal payments on 2016 note payable to YA II PN, Ltd.	(150,000)	-
Net cash flows provided by (used by) financing activities	(17,500)	315,000

NET DECREASE IN CASH	(224,544)	(2,806)

CASH BEGINNING OF PERIOD	229,228	324,703

CASH END OF PERIOD	$4,684	$321,897

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$-	$300

Interest paid	$14,103	$8,996

NON - CASH FINANCING ACTIVITIES:

Issuance of Common Stock to two Executive Officers in payment of salaries payable	$76,000	$-

Issuance of Common Stock to Directors in payment of accounts payable ($75,000) and prepaid fees for services for the quarter ended June 30, 2017 ($37,500)	$112,500	$-

Issuance of Common Stock to Stockholders Relations Agent in payment of accounts payable ($30,000) and prepaid fees for the period April 1, 2017 to December 31, 2017 ($22,500)	$52,500	$-

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Omagine, Inc. (“OMAG”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc., a New York corporation (“JOL”) and its 60% owned subsidiary Omagine LLC, a limited liability company incorporated under the laws of the Sultanate of Oman (“LLC”). OMAG, JOL and LLC are collectively referred to herein as the “Company”. JOL was acquired by OMAG in October 2005. LLC is the Omani real estate development company organized by OMAG to do business in Oman.

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLC’s name with the Government. On November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The loan, which is subject to satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing is that the loan be secured by a $25,000,000 cash deposit in an LLC account at the Qatari bank. Such security deposit was expected to be provided by CCC pursuant to the terms of the Shareholder Agreement but this did not occur and it is presently unlikely that this loan facility will be utilized. Contingent upon the closing of such loan and/or contingent upon the conclusion of final discussions with several potential LLC investors, including one such investor with whom LLC has a preliminary written investment agreement, commencement of these first phase activities is expected to begin promptly thereafter. (See Note 9 – “Omagine Project”).

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of OMAG, JOL and LLC. LLC is an Omani limited liability company organized under the laws of the Sultanate of Oman. All inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2017 and December 31, 2016, cash included approximately $1,600 and $2,100 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At March 31, 2017 and December 31, 2016, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). (See: Note 2 – “Inventory and Property”).

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

Stockholders’ Equity - Stockholders’ equity consists of common stock, capital in excess of par value, deficit, and non-controlling interests in LLC. The Company’s consolidated financial statements for the year ended December 31, 2015 reflect an increase of $718,614,000 in stockholders’ equity resulting from LLC’s July 2, 2015 acquisition of the Land Rights (a $431,168,400 increase in OMAG stockholders’ equity and a $287,445,600 increase in non-controlling interests in LLC). (See: Note 2 – “Inventory and Property”).

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

Income Taxes - OMAG and JOL are subject to United States (“U.S.”) income taxes at both the federal and state level and LLC is subject to income taxes in Oman. Separate state income tax returns are filed with each state in the U.S. in which OMAG or any subsidiary of OMAG is incorporated or qualified as a foreign corporation. LLC files an income tax return in Oman. Other than with respect to LLC, the Company is not presently subject to income taxes in any foreign country. The Company reports interest and penalties as income tax expense. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company establishes a provision for U.S. income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for the relevant period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, OMAG has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, OMAG has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the three months ended March 31, 2017 and 2016 were $135 and $135, respectively. (See Note 8).

Earnings (Loss) Per Share - Basic earnings (loss) per share of OMAG’s $0.001 par value common stock (“Common Stock”) is based upon the weighted-average number of shares of Common Stock (“Common Shares”) outstanding during the relevant period. Diluted earnings (loss) per share is based upon the weighted-average number of Common Shares and dilutive securities (stock options, warrants, stock appreciation rights and convertible notes) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

For the three month period ended March 31, 2017 and 2016, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2017	2016

Convertible Notes	373,728	159,913
Stock Options	3,109,000	3,273,000
Stock Appreciation Rights	1,455,000	1,455,000
Warrants	6,572,124	6,771,521
Total Common Shares Issuable	11,509,852	11,659,434

Non-controlling Interests in Omagine LLC - In May 2011, OMAG, JOL and three new investors (the “New Investors”) entered into a shareholders’ agreement (the “Shareholder Agreement”) pursuant to which OMAG’s 100% ownership of LLC was reduced to 60%.

The New Investors were:

i.	The Office of Royal Court Affairs (“RCA”), an Omani organization, and

ii.

Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”). CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide, and operating subsidiaries in among other places, every country in the Middle East. The two CCIC subsidiaries which are LLC shareholders are:

	1.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC and is its investment arm, and

	2.	Consolidated Contractors (Oman) Company LLC, CCIC’s operating subsidiary in Oman which is a construction company.

As of the date hereof, the shareholders of LLC and their associated ownership percentages as registered with the Government of Oman are as follows:

LLC Shareholder	Percent
OMAG*	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

* In April 2017, OMAG exercised its options to purchase all of the LLC shares owned by both CCC-Oman and CCC-Panama. See Note 11 – Subsequent Events.

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity's ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRS (which emphasize management's responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. This ASU 2014-15 is effective for annual periods ending after December 16, 2016, and interim periods thereafter. The Company does not believe that this pronouncement has had or will have a material impact on our financial statement disclosures.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the three months ended March 31, 2017 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land (the “Omagine Site”) to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
	2017	2016

Prepaid rent (New York office)	$-	$1,859

Prepaid rent (Muscat, Oman office)	8,970	-

Common Stock issued to three independent directors for services to be rendered from April 1, 2017 to June 30, 2017	37,500	-

Common Stock issued to investor relations vendor for services to be rendered from April 1, 2017 to December 31, 2017	22,500	-

Total	$68,970	$1,859

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	March 31,	December 31,
	2017	2016

Due to a director of OMAG, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	$150,000	$150,000

Accrued Interest	97,466	93,768

Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	35,000	35,000

Accrued Interest	42,460	41,165

Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	50,000	50,000

Accrued Interest	19,253	18,021

Due to entity owned by two directors of OMAG, interest at 5% per annum, due on December 24, 2016, convertible into Common Stock at a conversion price of $0.75 per Common Share:

Principal	100,000	100,000

Accrued Interest	3,014	1,781

Due to an investor, interest at 5% per annum, due on April 13, 2017, convertible into Common Stock at a conversion price of $0.65 per Common Share:

Principal	50,000	50,000

Unamortized Debt Discount	(1,755)	(13,904)

Accrued Interest	1,158	541
Total	$546,596	$526,372

NOTE 5 – NOTES PAYABLE AND ACCRUED INTEREST – YA II PN, LTD. (p/k/a YA GLOBAL MASTER SPV, LTD.)

In July 2013, OMAG borrowed $200,000 from YA II PN, Ltd. (“YA”) (p/k/a YA Global Master SPV, Ltd.) via an unsecured loan (the “2013 YA Loan”) and on April 23, 2014 OMAG paid the 2013 YA Loan balance and accrued interest thereon due at April 23, 2014 in full and borrowed an additional $500,000 from YA via a second unsecured loan (the “2014 YA Loan”) and on April 22, 2015 OMAG paid the 2014 YA Loan balance and the accrued interest thereon in full. On May 20, 2015, OMAG borrowed an additional $500,000 from YA via a third unsecured loan (the “2015 YA Loan”). On March 15, 2016 OMAG paid the 2015 Loan balance and the accrued interest thereon in full and borrowed an additional $600,000 from YA via a fourth unsecured loan (the “March 2016 YA Loan”) and on June 22, 2016, OMAG borrowed an additional $400,000 from YA via a fifth unsecured loan (the “June 2016 YA Loan”). OMAG paid both the March 2016 Loan and the June 2016 Loan balances and accrued interest thereon in full. On December 7, 2016 OMAG borrowed an additional $750,000 from YA via a sixth unsecured loan (the “December 2016 YA Loan”).

Notes payable and accrued interest thereon due to YA consist of:

	March 31,	December 31,
	2017	2016

December 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($75,000 monthly January 2017 to March 2017, $65,000 monthly April 2017 to June 2017, $55,000 monthly July 2017 to October 2017, $50,000 in November 2017 and $60,000 in December 2017.)	600,000	750,000
Less: Unamortized debt discount at March 31, 2017 and December 31, 2016	(50,000)	(68,750)
Principal, net	550,000	681,250
Accrued interest	8,055	5,137
Total	$558,055	$686,387

NOTE 6 – NOTE PAYABLE – ST. GEORGE INVESTMENTS LLC

On November 14, 2016, the Company entered into an interest free six month Convertible Promissory Note with an accredited investor for the principal amount of $185,000 due on May 13, 2017, convertible into the Company’s Common Stock only in the case of an Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement). See Note 11 – Subsequent Events.

NOTE 7 – COMMON STOCK

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

On January 4, 2017, OMAG contributed 123,782 restricted Common Shares at a non-discounted valuation of $76,250 to all eligible employees of Omagine Inc. 401(k) Plan.

On January 4, 2017, OMAG issued 81,169 restricted Common Shares at a non-discounted valuation of $50,000 to each of the Corporation’s three independent directors based on the $0.616 closing price of the Corporation’s Common Stock on December 30, 2016 for the 50% non-cash payment of the $100,000 annual retainer due them.

On January 13, 2017, OMAG sold 18,051 restricted Common Shares to an accredited investor for proceeds of $10,000.

On January 20, 2017, OMAG sold 25,000 restricted Common Shares to an accredited investor for proceeds of $12,500.

On January 25, 2017, OMAG sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000.

On February 1, 2017, the President of the Company purchased 100,000 restricted Common Shares based on the $0.62 closing price of OMAG’s Common Stock on January 31, 2017 minus the Finnerty discount of 18% for proceeds of $51,000.

On February 2, 2017, the three independent Company directors each purchased 94,340 restricted Common Shares and the Company’s Vice President purchased 47,170 restricted Common Shares based on the $0.6414 closing price of OMAG’s Common Shares on February 1, 2017 minus the Finnerty discount of 18% for aggregate proceeds of $175,000.

On February 21, 2017, OMAG sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $100,000.

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

On January 16, 2016, OMAG contributed an aggregate of 61,001 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 16, 2016, OMAG issued 38,462 restricted Common Shares to each of three independent directors for services to be rendered from January 1, 2016 to December 31, 2016 for an aggregate value of $150,000.

On April 5, 2016, the president of the Company purchased 56,000 restricted Common Shares based on the $0.90 closing price of OMAG’s Common Stock on such date of purchase. The total purchase price of $50,400 was paid to the Company by the $50,400 reduction in the accrued salary and expenses owed by the Company to the president.

On April 6, 2016, the three independent directors of the Company each purchased 27,778 restricted Common Shares based on the $0.90 closing price of OMAG’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased. The aggregate purchase price of $75,000 was paid to the Company by the $25,000 reduction in accrued director’s fees owed by the Company to each of the independent directors.

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

On May 17, 2016, an Independent Director exercised Stock Options at $0.85 to purchase 2,000 shares of Common Stock.

On June 15, 2016, pursuant to the SEDA, OMAG sold 31,289 Common Shares to YA for proceeds of $25,000.

On July 29, 2016, OMAG sold 10,684 restricted Common shares to an accredited investor for proceeds of $10,000.

On August 19, 2016, OMAG sold 13,245 restricted Common Shares to an accredited investor for proceeds of $10,000.

On August 30, 2016, OMAG sold 11,312 restricted Common Shares to an accredited investor for proceeds of $10,000.

On September 16, 2016, OMAG sold 34,247 restricted Common Shares to an accredited investor for proceeds of $25,000.

On September 19, 2016 OMAG paid a consultant 30,340 restricted Common Shares at a value of $25,000.

On September 21, 2016, OMAG issued 161,290 restricted Common Shares to YA in satisfaction of a $150,000 commitment fee due in connection with the extension of the 2014 SEDA to February 1, 2019.

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

On November 1, 2016, OMAG sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000 and also sold 10,000 restricted Common Shares to an independent director who is also an accredited investor for proceeds of $5,000.

On November 4, 2016, OMAG sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

On November 8, 2016, OMAG sold an aggregate of 20,000 restricted Common Shares to two accredited investors for aggregate proceeds of 10,000.

On November 14, 2016, OMAG sold 10,000 restricted Common Shares to an accredited investor for proceeds of $5,000.

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

On December 5, 2016, OMAG sold 300,000 restricted Common Shares to an accredited investor for proceeds of $150,000 which was paid to the Company by the cancellation and payment in full of the Company’s $75,000 Promissory Note dated October 17, 2016 (see sixth preceding paragraph above) and the remaining $75,000 of the purchase price was paid to the Company in cash.

On January 5, 2015, OMAG contributed an aggregate of 36,483 restricted Common Shares at the discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On February 23, 2015, OMAG paid a consultant 5,000 restricted Common Shares at the discounted valuation of $9,450.

On March 26, 2015, OMAG sold 6,281 restricted Common Shares to an accredited investor for proceeds of $10,000.

On March 26, 2015, OMAG sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $210,000.

On May 16, 2015, OMAG sold 100,000 restricted Common Shares to an officer and director for proceeds of $120,000.

On June 29, 2015, the Non-US investor (described below in connection with a June 24, 2014 transaction) exercised 158,228 Tempest Warrants at an exercise price of $1.58 for proceeds of $250,000.

On June 29, 2015, OMAG paid a finder’s fee to a non-U.S. Finder in connection with the aforementioned sale of 158,228 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 7,911 restricted Common Shares valued at $12,500.

On June 30, 2015, a former director exercised 2,000 stock options for proceeds of $1,020.

On September 1, 2015, two new Directors were each issued 25,000 restricted Common Shares at a value of $50,000 each for services to be rendered from September 1 to December 31, 2015.

On September 3, 2015, pursuant to the SEDA, OMAG sold 17,696 Common Shares to YA for proceeds of $25,000.

On September 14, 2015, OMAG sold 10,000 restricted Common Shares to an accredited investor for proceeds of $14,700.

On October 8, 2015, 2,375 Tempest Warrants were transferred to an affiliate of the Non-U.S. Investor, a “Non-U.S. Affiliate”. On October 8, 2015, such Non-U.S. Affiliate exercised such 2,375 Tempest Warrants at an exercise price of $1.28 per Common Share for proceeds to OMAG of $3,040.

On October 26, 2015, OMAG sold an aggregate of 1,200,000 restricted Common Shares to three non-U.S. persons who are accredited investors (500,000 restricted Common Shares each to two investors and 200,000 restricted Common Shares to one investor) for aggregate proceeds to OMAG of $1,200,000.

On November 16, 2015, OMAG paid a finder’s fee to a non-U.S. Finder in connection with the October 26, 2015 aforementioned sale of 1,200,000 restricted Common Shares. Such finder’s fee was satisfied by issuing such non-U.S. Finder 33,334 restricted Common Shares valued at the discounted valuation of $60,000.

On November 16, 2015, OMAG sold 20,886 restricted Common Shares to an accredited investor for proceeds to OMAG of $25,000.

NOTE 8 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

Stock Options/Stock Appreciation Rights

OMAG’s shareholders approved the reservation by OMAG of 2,500,000 Common Shares for issuance under the 2003 Omagine, Inc. Stock Option Plan (the “2003 Plan”). The 2003 Plan expired on August 31, 2013. On March 6, 2014, the Board of Directors approved the adoption of the 2014 Omagine, Inc. Stock Option Plan (the “2014 Plan”).

Both the 2003 Plan and the 2014 Plan are designed to attract, retain and motivate employees, directors, consultants and other professional advisors of OMAG and its subsidiaries (collectively, the “Recipients”) by giving such Recipients the opportunity to acquire stock ownership in OMAG through the issuance of stock options (“Stock Options”) to purchase Common Shares.

OMAG has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At March 31, 2017, there were 2,119,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). OMAG intends to seek its shareholders’ ratification of the adoption by OMAG of the Amended 2014 Plan. At March 31, 2017, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the periods ended March 31, 2017 and 2016 pursuant to both the 2003 Plan and the Amended 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Outstanding March 31, 2016	4,728,000	$1.98	1.16	$560

Exercisable at March 31, 2016	4,728,000	$1.98	1.16	$560

Outstanding at January 1, 2017	4,724,000	$1.98	1.02	$-
Expired Q1 2017	(160,000)	$1.25	-	-
Outstanding March 31, 2017	4,564,000	$2.00	0.80	$-

Exercisable at March 31, 2017	4,564,000	$2.00	0.80	$-

Of the 4,564,000 Stock Options outstanding at March 31, 2017, 2,915,000 of such Stock Options were issued by OMAG in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of OMAG whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2017; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by OMAG in December 2012 to December 31, 2013 (the “First Extension“) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”) and on December 9, 2016 to December 31, 2017 (the “Fifth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”) and on December 9, 2016 to December 31, 2017 (the “Second Extension”).

Of the 2,915,000 Strategic Options, an aggregate of 1,685,000 were granted to OMAG’s three officers, an aggregate of 125,000 were granted to OMAG’s independent directors and 1,000,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2017, is also a consultant to the Company.

Of the 1,455,000 Stock Appreciation Rights, an aggregate of 750,000 were granted to three officers of OMAG, 15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC.

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

On June 30, 2015, a former OMAG director exercised 2,000 stock options at $0.51 per share.

On August 31, 2015, OMAG granted an aggregate of 1,455,000 Stock Appreciation Rights (“SARs”) to six persons exercisable at $2.00 per share and expiring on December 31, 2017. Of the 1,455,000 SARs, an aggregate of 750,000 were granted to three officers of OMAG, 15,000 were granted to one independent director and 675,000 were granted to the Deputy Managing Director of LLC. The $1,654,481 estimated fair value of the SARs was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.60 share price, (ii) 854 day term, (iii) 147% expected volatility, (iv) 0.28% (854 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

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

Issued and outstanding Stock Options and SAR’s (all non-qualified) as of March 31, 2017 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2017
2012	2,000	2,000	$1.70	April 12, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2017
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,564,000	4,564,000

A summary of information about Stock Options and SARs outstanding at March 31, 2017 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01 - $2.00	3,464,000	1.83	0.78	3,464,000	1.83
$ 2.01 - $3.00	1,100,000	2.56	0.86	1,100,000	2.56
Totals	4,564,000	$2.00	1.02	4,564,000	$2.00

As of March 31, 2017, there was $405 of unrecognized compensation costs relating to unexpired Stock Options, that is expected to be recognized in 2017.

Warrants

As of March 31, 2017, OMAG had 6,572,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

The Tempest Warrants

On June 24, 2014, in connection with the sale of 362,308 restricted Common Shares to an investor, OMAG issued 1,000,000 Warrants to such investor, each of which were exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the trading day immediately preceding the relevant exercise date (the “Tempest Warrants”). Prior to their expiration, a total of 650,603 Tempest Warrants were exercised for aggregate proceeds to OMAG of $916,540. The remaining 349,397 Tempest Warrants expired unexercised on June 23, 2016. As of the date of this report there were no Tempest Warrants issued or outstanding.

Rural Concepts Warrants

On October 14, 2016, in connection with a non-interest bearing convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), OMAG issued 150,000 Warrants to Rural Concepts, each of which is exercisable for the purchase of one restricted Common Share at a per Common Share purchase price equal to the greater of (a) $0.50 per Common Share, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date (the “Rural Concepts Warrants”). The Warrants expire on December 31, 2017.

The Strategic Warrants

OMAG has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

OMAG filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by OMAG (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. OMAG filed another post-effective amendment to the Warrant Registration on February 11, 2015 which was declared effective by the SEC on February 13, 2015 and its effective status expired. OMAG filed another post-effective amendment to the Warrant Registration on January 14, 2016 which was declared effective by the SEC on January 25, 2016 (the “Updated Warrant Registration”). As of the date hereof, the effective status of the Updated Warrant Registration expired and the Company intends to file a post-effective amendment to such Registration Statement with the SEC in order to again register the Common Shares issuable upon the exercise of the Strategic Warrants. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

On August 18, 2014, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended for a third time to June 30, 2015 and again on January 5, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was extended to December 31, 2015. On August 12, 2015, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was again extended to December 31, 2016 and on December 9, 2016, pursuant to a resolution of the Board of Directors, the expiration date for all Strategic Warrants was again extended to December 31, 2017. All other terms and conditions of the Strategic Warrants remained the same. All Strategic Warrants expire on December 31, 2017 unless redeemed earlier by OMAG upon 30 days prior written notice to the Strategic Warrant holders.

NOTE 9 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	March 31,	December 31,
	2017	2015

U.S. federal net operating loss carry forwards	$6,431,000	$6,333,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	2,042,000	2,011,000
	8,473,000	8,344,000
Less: Valuation allowance	(8,473,000)	(8,344,000)
Total	$-	$-

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at March 31, 2017. At March 31, 2017, the Company had U.S. federal net operating loss carry forwards of approximately $20,416,000 expiring in various amounts from fiscal year 2017 to fiscal year 2037.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Company believes that it has no uncertain tax positions and no unrecognized tax benefits at March 31, 2017 and December 31, 2016.

NOTE 9 – COMMITMENTS

Leases

OMAG maintains its corporate offices at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by OMAG under a month to month lease from an unaffiliated third party. LLC leases premises in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2017 which provides for an annual rental of $35,880. The Company’s rent expense for the three month periods ended March 31, 2017 and 2016 was $16,406 and $16,516, respectively

Employment Agreements

The Company presently has no employment agreements with any person.

Pursuant to a prior employment agreement, OMAG was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. OMAG plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its President. For the years ended December 31, 2015 and 2016 the Company continued to accrue salary payable to Mr. Drohan on the basis of an annual salary of $125,000. On May 1, 2015 the Company paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Company applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Company applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Company paid its President $55,601 of accrued officer’s payroll. On February 1, 2017 the Company applied $51,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.51 per share. At March 31, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its President of $68,655 and $88,405, respectively.

Pursuant to a prior employment agreement, OMAG was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. OMAG plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its Vice-President on the basis of an annual salary of $100,000. During 2015 the Company paid Mr. Kuczynski accrued officer’s payroll of $33,000 on March 26, $2,000 on September 9, $3,200 on October 2, and $2,500 on December 7, 2015. During 2016 the Company paid its Vice President accrued officer’s payroll of $32,000 on June 23, $2,700 on July 28, $1,000 on October 20, $6,000 on November 4, and $10,000 on December 9, 2016. On February 2, 2017 the Company applied $25,000 of accrued officer’s payroll in exchange for the purchase of 47,170 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.53 per share. At March 31, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Vice-President of $138,772 and $149,121, respectively.

OMAG has from time to time fully or partially suspended and accrued salary payments due to its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Company paid its Controller $25,000 of accrued officer’s payroll. On December 9, 2016 the Company paid the Controller $7,500 of accrued officer’s payroll. At March 31, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Controller of $202,100 and $182,100, respectively.

Equity Financing Agreements

OMAG and YA were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was due to expire on September 1, 2014. On July 21, 2014, the 2011 SEDA was terminated by the mutual consent of OMAG and YA.

On April 22, 2014, OMAG and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the ”2014 SEDA“). Unless earlier terminated in accordance with its terms, the 2014 SEDA was to terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined) (i.e. February 1, 2017), or (ii) the date on which YA shall have made payment to OMAG of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On September 20, 2016, the Company and YA entered into an agreement amending the SEDA extending the term of the 2014 SEDA to February 1, 2019 or to such date on which YA shall have made payment to OMAG of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000 (the “Second SEDA Amendment”). On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, OMAG issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (the “Affiliate”). On September 21, 2016 in satisfaction of a $150,000 commitment fee due pursuant to the Second SEDA Amendment, OMAG issued 161,290 restricted Common shares to the YA Affiliate. (See Note 7).

Pursuant to the terms of the 2014 SEDA, OMAG may in its sole discretion, and upon giving written notice to YA (an ”Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

OMAG is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from OMAG subject to certain conditions including (i) OMAG filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Effective Date”), (iii) OMAG certifying to YA at the time of each Advance Notice that OMAG has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by OMAG in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the ”Daily Value Traded” for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice, where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for a Common Share on such Trading Day.

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

Development Agreement and Usufruct Agreement

OMAG’s 60% owned subsidiary, LLC, signed a DA with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance, which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into the UA with respect to the land constituting the Omagine Site.

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

Omagine LLC Shareholder Agreement

OMAG and JOL organized LLC in Oman and capitalized it with an initial investment of twenty thousand (20,000) Omani Rials ($52,000). On April 20, 2011, OMAG, JOL and the New Investors entered into a shareholder agreement relating to LLC (the “Shareholder Agreement”).

Pursuant to the Shareholder Agreement, OMAG invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of December 31, 2015, OMAG had invested 300,000 Omani Rials ($780,000) into LLC. Pursuant to the Shareholder Agreement, RCA invested the value of the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC on July 2, 2015.

Further pursuant to the Shareholder Agreement, the New Investors invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125).

The CCC Deferred Investment Obligation and the OMAG Options

The conditions precedent to CCC and RCA being required to make their agreed $69,233,125 aggregate additional investments (their “Deferred Equity Investments”) into LLC include (1) the execution of a construction contract on or before July 1, 2016 between LLC and CCC-Oman (the “CCC-Contract”) and (2) execution of a legally binding agreement between LLC and a lender pursuant to which such lender agrees to provide Debt Financing for the first phase or any or all phases of the Omagine Project in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to OMAG for its Success Fee and Pre-Development Expense Amount.(the “First Financing Agreement Date”).

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

Additionally pursuant to the Shareholder Agreement, such failure of the CCC-Contract to occur on or before July 1, 2016 automatically and without any further action required by any party, triggered and activated on July 2, 2016 two options in favor of OMAG (the “OMAG Options”) to purchase all LLC Shares presently owned by CCC-Oman and CCC-Panama at any time of OMAG’s choosing prior to July 1, 2017 at a price equal to the aggregate original purchase price of 22,500 Omani Rials ($58,500). Furthermore pursuant to the Shareholder Agreement, neither CCC-Oman nor CCC-Panama is permitted to sell any of such LLC Shares presently owned by them prior to July 2, 2017 to any Person other than OMAG, or to a purchaser designated by OMAG, in a sale made pursuant to the exercise of the OMAG Options. See Note 11 – Subsequent Events.

Although the LLC Shareholders are presently negotiating an Amended and Restated Shareholder Agreement, there is no assurance that it will happen. If agreement is not reached by the LLC Shareholders on the matters presently under discussion, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Company’s Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 (See Note 2).

Further pursuant to the Shareholder Agreement, LLC is required to pay OMAG a Success Fee of $10,000,000 in five equal annual installments beginning on or within 10 days after the Draw Date and a Pre-Development Expense Amount to be determined (presently estimated at $17,920,114) payable 50% on or within 10 days after the Draw Date and 50% in five equal annual installments beginning on the first anniversary of the Draw Date. The Draw Date is defined as “the date upon which LLC draws and receives the first amount of Debt Financing pursuant to a Financing Agreement”. It is possible that the payment terms for the Pre-Development Expense Amount and the Success Fee may be modified if and only if the LLC Shareholders agree to an Amended and Restated Shareholder Agreement.

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2017 and December 31, 2016, respectively, OMAG’s accounts payable included $15,675 and $42,800 due to its officers and directors.

For the three months ended March 31, 2017 and 2016, the Company expensed a total of $0 and $84,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, the Company paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Company to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19 to May 23, 2016.

NOTE 11 – SUBSEQUENT EVENTS

On April 3, 2017, OMAG exercised its OMAG Options to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama thereby leaving OMAG and RCA as LLC’s two remaining shareholders. After the closing of the option purchase, the registered shareholders at the Ministry of Commerce & Industry in Oman will be amended to reflect the fact that CCC is no longer an LLC shareholder.

On April 4, 2017, the Company sold 266,667 restricted Common Shares to an accredited investor for proceeds of $80,000.

On April 11, 2017, the Company sold 132,275 Common Shares pursuant to the 2014 SEDA for proceeds of $50,000.

On April 13, 2017, the Company issued a non-interest bearing $100,000 convertible promissory note to an accredited investor due October 12, 2017 in exchange for cash of $50,000 and for the cancellation of a $50,000 convertible promissory note due April 13, 2017 and accrued interest (See Note 4). The Conversion Price of the convertible promissory note is $0.40 per share. In connection with the six month Note the Company issued 100,000 Warrants to the accredited investor, each of which is exercisable for the purchase of one restricted Common Share at the greater of (a) $0.50 or (b) eighty percent (80%) of the Market Price on the Trading Day immediately preceding the relevant Exercise Date. The Warrants expire on December 31, 2017.

On May 8, 2017, the Company issued a convertible promissory note to an accredited investor for the principal amount of $100,000 with interest at 12% per annum, due February 7, 2018 and convertible into the Company’s Common Stock after 180 days from the Note Issuance Date at a conversion price equal to 60% of the lowest trading price of the Common Stock during the twenty day period prior to the conversion.

On May 10, 2017, the Company and St. George Investments LLC executed an amendment to the $185,000 Convertible Promissory Note dated November 14, 2016 extending the May 16, 2017 Maturity Date to July 17, 2017. In consideration of the extension, the Company paid $10,000 to St. George Investments LLC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The development of the Omagine Project has been delayed. Neither we nor RCA expected that a $5 Billion company like CCC would default on their investment obligation – but they did. CCC has now been removed as an LLC shareholder and is being replaced by a new financial investor.

In addition to the written Investment Agreement from the estate of our proposed new local investor mentioned below, we have verbal commitments from two European investment funds and are expecting a letter of intent shortly from one of them which is active as a real-estate investor in the Middle East and in Oman. LLC accelerated its efforts with non-MENA Region investors (who are value-oriented and less indecisive and discount-oriented than local investors) and presently LLC is in final discussions with two European investment funds.

The OMAG Common Stock is, and always has been, a proxy for the performance of LLC and the project delays to date have put downward pressure on the OMAG Common Stock. When any of the three new LLC investment prospects close (which we presently expect will occur in or before July), LLC will begin the masterplanning and development of the Omagine Project. Management presently estimates that the total net positive cash flow from the development of the Omagine Project will be approximately $3 billion and the net present value of that cash flow is approximately $1.55 billion.

The financing and execution framework for real estate development projects are usually quite similar. They generally move from concept design; to feasibility studies; to land acquisition; to masterplanning; to detailed design; to debt financing for construction; to construction; and then finally to revenue generating sales and/or operations.

The financial architecture of real estate projects generally requires that the developer (in our case, LLC) finance and pay for all organizational costs (legal, accounting, administrative, etc.), concept design, land acquisition (i.e. purchasing the land for the project), initial feasibility and market studies, masterplanning, detailed design, financial advisory fees and/or other engineering & development consultancy costs (collectively, the “Soft Costs”). The Soft Costs are all financed from the developer’s (in our case LLC’s) own cash resources provided by its shareholders (in our case OMAG, RCA and CCC). The cost of construction (the “Hard Costs”) are financed via bank loans (“Project Finance”).

Most Soft Costs are not capitalized as assets on the developer’s balance sheet but are written off as operating expenses. Land however (like buildings, machinery or equipment) is a long-lived asset that is capitalized as an asset on the developer’s balance sheet and recorded at the purchase price paid for it by the developer. Like any asset therefore, it becomes a component of the developer’s shareholder equity.

As specifically memorialized by the Shareholder Agreement, LLC did not purchase the land rights with cash – but with shares of LLC stock. Therefore the consideration paid by RCA for the purchase of such shares of LLC stock was the approximately $720 million value of the land given in exchange for such stock. The acquisition of the land rights by LLC in exchange for LLC stock resulted in a $720 million increase in LLC’s shareholder equity with no cash outlay by LLC.

After the Soft Costs have been incurred by the developer, a project’s construction is then generally financed via a combination of bank debt and the developer’s cash (from equity or property sales), Bank debt is typically restricted by the bank assuring itself that there is an acceptable ratio of debt to equity on the developer’s balance sheet (a typical ratio being 70% debt vs 30% equity) and requiring a portion of that equity to be cash equity.

For example using the 70/30 ratio, a developer wishing to construct a $330 million project (or a $330 million phase of a project) would need approximately $100 million of shareholder equity on its balance sheet in order to borrow the full $330 million. Such borrowings may of course be further supported or reduced by the developer utilizing the receipt of deposits, installment payments and final payments from property sales made by the developer during the construction of the project (or phase of the project) or by utilizing a portion of its own cash reserves.

One can readily see therefore the significant borrowing power advantage and financial leverage afforded to LLC by the aforementioned $720 million addition to its shareholder equity. Only after the developer (LLC) completes the land acquisition, the necessary engineering & development consultancy studies and the project masterplanning (all of which are Soft Cost tasks to be paid for by LLC), can LLC approach banks to arrange the debt facilities needed to finance the Hard Costs of construction. In the case of the Omagine Project, management estimates that such Soft Cost expenses will be approximately $25 million USD.

The 2011 LLC Shareholder Agreement among OMAG, RCA and CCC as well as OMAG’s 2012 Strategic Warrant distribution to its shareholders and other capital raising activities (including the SEDA with YA and other private placement stock sales) foresaw, foreshadowed and accommodated the various future Omagine Project’s development stages. Management had a clear-eyed pre-DA and Post-DA view of its multiple strategic objectives.

OMAG conceptualized the project and executed and financed all Pre-DA efforts including the following strategic objectives (i) signing a Shareholder Agreement that assembled an unassailably credible and financially strong shareholder structure for LLC (RCA and CCC); (ii) arranging a world-class construction contractor with proven capability & financial capacity (CCC); (iii) demonstrating the project’s desirability and viability to the Government (getting the DA signed). Delays in signing the DA were longer than expected but ultimately the foregoing Pre-DA strategic objectives were achieved.

OMAG had financed its support of LLC and the Omagine Project during this Pre-DA time with private placement sales of its Common Stock, the YA SEDA and via a rights offering to its shareholders. Management viewed its Post-DA tasks as more uncomplicated since the financial and operational roadmap had been put in place. The Shareholder Agreement was specifically structured to, among other things: (i) have LLC assume the ongoing financial burdens of carrying out the project in the Post-DA period, (ii) increase LLC’s shareholder equity by $700 million to $1 billion via the land rights thereby greatly supporting LLC’s Project Finance bank loan requirements, (iii) reimburse OMAG for its $18 million of Pre-DA expenses. Moreover, OMAG had put in place the 2012 Strategic Warrant distribution to its shareholders as a back-up capital raising measure on the theory that the OMAG Common Stock would be positively affected by success at LLC.

Per the Shareholder Agreement which was purposefully structured to align the financial needs of the project’s development with the financial resources required to execute it:

1)	Pre-DA, OMAG financed the $18 million of pre-development expenses;
2)	Pre-DA, the 3 shareholders made initial token investments totaling $390,000. ($234,000 by OMAG; $97,500 by RCA; $58,500 by CCC);
3)	Post-DA, OMAG invested an additional $546,000;
4)	Post-DA, RCA invested the land valued at $718 million;
5)	Post-DA and after the 1st Financing Agreement Date & signing of the construction contract, CCC was obligated to invest $50 million;
6)	Post-DA, RCA would also be obligated to invest an additional $20 million.

Up until the DA was signed all LLC expenses were paid via OMAG’s $18 million of pre-development expenses and the above $390,000 of LLC cash equity.

After the DA was signed, LLC’s shareholder equity was increased by OMAG’s additional investment of $546,000 and RCA’s additional non-cash land investment of $718 million.

After the 1st Financing Agreement Date and Contract Date, CCC would be obligated to invest $50 million and RCA would invest $20 million – which investments would more than suffice to cover the $25+ million of budgeted Soft Costs mentioned above, the completion of which were a necessary precondition to any serious construction activities.

Unfortunately CCC defaulted on its obligations under the Shareholder Agreement to invest its $50 million.

For the next 17 months (Dec 2015 thru April 2017) - and although the 1st Financing Agreement Date had occurred on November 29,2015 - and although CCC and LLC had agreed on several iterations of the construction contract, - CCC essentially strung LLC along with multiple promises and agreements to invest and to sign the construction contract – all of which false promises and agreements were ultimately dishonored by CCC.

Fortunately, the Shareholder Agreement also granted OMAG an option to purchase CCC’s 15% ownership of LLC in the event of such a default by CCC. OMAG exercised this option in April 2017 and OMAG now owns 75% of LLC and RCA owns 25% of LLC. The foregoing described default by CCC (whether purposeful or otherwise) had several effects on LLC & OMAG:

1)	Valuable time was lost in beginning the project development because the critical Soft Cost tasks of masterplanning and engineering studies could not be undertaken absent funding for the approximately $25 million Soft Cost budget mentioned above;
2)	Someone had to continue to finance LLC’s and the Omagine Project’s existence Post-DA until either
a.	the CCC matter could be favorably resolved and CCC’s investment received, or
b.	until CCC was replaced with an alternate investor.

Only OMAG stepped forward to do this. OMAG has incurred approximately $13 million in such Post -DA expenses to date. OMAG has in fact single-handedly kept LLC and the Omagine Project viable for the past 18 months via its continued financing of LLC’s operations.

3)	The OMAG Common Stock is, and always has been, a proxy for the performance of OMAG’S subsidiary, LLC. The aforementioned delays and financial strains put downward pressure on the OMAG stock thus inhibiting management’s ability to utilize the SEDA or to arrange private placements of its Common Stock without unduly diluting its shareholders.
4)	OMAG’s continued financing of LLC’s Post-DA expenses severely strained OMAG’s resources and caused it to incur debt which management of OMAG previously had studiously avoided.

Nevertheless, now that the long drama / spectacle with CCC is over, the only matter preventing forward progress on the Omagine Project is securing an agreement with an investor to replace the CCC investment. That process has been ongoing now for many months, is well advanced, and we presently expect to close a new LLC investment in July 2017 after which the masterplanning and development of the Omagine Project will begin.

LLC has a signed written agreement (an “Investment Agreement”) with one such local investor. This binding Investment Agreement was signed by LLC and the investor in November 2016 and contemplated the funding of the investment in January 2017. Subsequent to entering into this Investment Agreement, the investor unexpectedly passed away. The investor’s heirs have acknowledged the validity of the Investment Agreement and we are awaiting the settlement of the investor’s estate (which we understand to be quite substantial and complicated).

LLC has accelerated its efforts with two European investment funds and presently is in final discussions with them.

Although often beset by byzantine delays, the present state of affairs with respect to the Omagine Project is quite straightforward. When any of the three new LLC investment prospects (1 local and 2 international) close (which we presently expect will occur in July 2017), LLC will begin the masterplanning and development of the Omagine Project.

Notwithstanding the foregoing, shareholders and investors are again cautioned that until an equity investment transaction as generally described above actually closes LLC will not have the funding sufficient to begin design, masterplanning and initial site work on the Omagine Project and no assurance can be given at this time that any such investment transaction will be finally consummated.

Overview

Omagine, Inc. (“OMAG” or the “Registrant”) was incorporated in Delaware in October 2004 and is a holding company which conducts substantially all its operations through its majority owned subsidiary Omagine LLC, an Omani limited liability corporation (“LLC”) and its wholly-owned subsidiary Journey of Light, Inc., a New York corporation (“JOL”). The Registrant and JOL are sometimes collectively referred to herein as “OMAG” and the Registrant, JOL and LLC are collectively referred to herein as the “Company”.

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. OMAG has 22,042,120 shares of its Common Stock issued and outstanding as of May 9, 2017.

In November 2009, OMAG organized LLC as a wholly owned subsidiary under the laws of the Sultanate of Oman (“Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). OMAG initially capitalized LLC at Omani Rials (“OR”) 20,000 [$52,000]. In October 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.7 and 99.1 and “The Development Agreement and the Usufruct Agreement”, below). On July 2, 2015, after the Usufruct Agreement (“UA”) was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Government and LLC agreed that July 1, 2015 (the “Operative Date”) was the date from which time periods for the execution by LLC of certain tasks enumerated in the DA were to be measured.

In 2011 OMAG’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed by OMAG, JOL and three new LLC minority investors (See: Exhibit 10.6 and “The Shareholder Agreement” below).

As of the date hereof, the shareholders of LLC as registered in Oman at the Ministry of Commerce & Industry (the “Registered Shareholders”) are:

i.	Omagine, Inc. and
ii.	Royal Court Affairs (“RCA”), an organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman, and
iii.	Two subsidiaries of Consolidated Contractors International Company, SAL (“CCIC”) which are:

a.	Consolidated Contracting Company S.A. (“CCC-Panama”), a wholly owned subsidiary of CCIC, and
b.	Consolidated Contractors Oman Company LLC (“CCC-Oman”), CCIC’s operating subsidiary in Oman.

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

As previously disclosed, all our prior efforts to conclude CCC’s required investment under the Shareholder Agreement and the CCC-Contract were unsuccessful. On April 3, 2017 OMAG exercised its option (the “OMAG Options”) to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama, thereby leaving OMAG and RCA as LLC’s two remaining shareholders. After the closing of the option purchase the registered shareholders at the Ministry of Commerce & Industry in Oman will be amended to reflect the fact that CCC is no longer an LLC shareholder.

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

The investor’s heirs have acknowledged the validity of the Investment Agreement and have agreed to fulfil their father’s commitment pursuant to it as soon as his estate (which we understand to be quite substantial and complicated) is settled. LLC management has been dealing with the investor’s heirs since December 2016 and our understanding from them is that their father’s estate will be settled “soon”. We have concluded that we can no longer rely on their assurances of an imminent conclusion as the heirs have frequently indicated to us that the estate settlement was imminent – but delays have continued to date. Management has not abandoned its efforts to close the investment transaction memorialized by the Investment Agreement but we no longer believe it will occur in the time frame we require and no assurance can be given to investors and shareholders that such investment transaction will actually occur until it actually does occur.

Since exercising the OMAG Options, we have accelerated our efforts with the two European investment funds with whom we have, as previously disclosed, been holding discussions in parallel. We are no longer relying on the prompt conclusion of the estate settlement mentioned above and we are in final discussions with such two European investment funds. When the estate does settle, we will entertain an investment from the heirs.

LLC will not have the approximately $20 to $25 million of funding sufficient to begin the serious design, masterplanning and initial site activities on the Omagine Project until we close a transaction with a replacement investor for CCC. These Soft Costs are typically paid for by the developer (LLC) out of equity as opposed to the much greater project finance costs which are typically paid for by the developer (LLC) via bank loans arranged by the developer. Management has also been conducting parallel project finance discussions with a bank and we expect a successful conclusion to that discussion to occur soon after we close an equity investment with a new investor.

Notwithstanding the foregoing, shareholders and investors are again cautioned that until an equity investment transaction as generally described above actually closes LLC will not have the funding sufficient to begin design, masterplanning and initial site work on the Omagine Project and no assurance can be given at this time that any such investment transaction will be finally consummated.

We intend to amend the Shareholder Agreement as necessary to memorialize any such new investment by a new investor when and if it occurs (an “Amended and Restated Shareholder Agreement”). Serious design, masterplanning, development and construction activities on the Omagine Project can begin only after such investment transaction closes.

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

The Shareholder Agreement

Upon organizing Omagine LLC in 2009, OMAG made an initial cash investment into LLC of OR 20,000 [$52,000] in consideration for the issuance to OMAG of 200,000 LLC Shares.

Pursuant to the Shareholder Agreement:

i.	Before the DA was signed and after the execution of the Shareholder Agreement, the LLC Shareholders purchased an aggregate of 1,300,000 LLC Shares for an aggregate cash investment of OR 130,000 [$338,000], as follows:

a)	OMAG purchased an additional 700,000 LLC Shares for OR 70,000 [$182,000] in cash, and

b)	RCA purchased 375,000 LLC Shares for OR 37,500 [$97,500] in cash, and

c)	CCC-Panama purchased 150,000 LLC Shares for OR 15,000 [$39,000] in cash, and CCC-Oman purchased 75,000 LLC Shares for OR 7,500 [$19,500] in cash (collectively, the “225,000 Initial CCC Shares”).

ii.	After the DA was signed on October 2, 2014, OMAG purchased an additional 2,100,000 LLC Shares for an additional investment by OMAG of OR 210,000 [$546,000] in cash, and

iii.	On July 2, 2015, RCA purchased an additional 663,750 LLC Shares in consideration for the non-cash investment by RCA of the Land Rights valued at OR 276,666,667 [$718,614,000].

The construction contract with CCC-OMAN was not signed and the investments required pursuant to the Shareholder Agreement from CCC-Oman and CCC-Panama were not received by LLC. Pursuant to the terms and conditions of the Shareholder Agreement, OMAG was granted the OMAG Options to purchase the 225,000 Initial CCC Shares from CCC for 22,500 Omani Rials ($58,500) in the event of a default by CCC. (See: the Shareholder Agreement attached hereto as Exhibit 10.6). On April 3, 2017 OMAG exercised the OMAG Options to purchase all of the shares of LLC owned by CCC.

As of March 31, 2017 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

Table A - LLC Shareholders’ Cash Equity Investments into Omagine LLC

	Omagine, Inc.			Royal Court Affairs			Consolidated Contractors
	OR		USD	OR		USD	OR		USD

Initial cash equity investment at inception	OR	20,000	$52,000		0	0		0	0

Additional cash equity investment at signing of Shareholder Agreement (the “SHA”)	OR	70,000	$182,000	OR	37,500	$97,500	OR	22,500	$58,500

Additional OMAG Deferred Cash Equity Investment due under the SHA before the first Financing Agreement Date **	OR	210,000	$546,000		0	0		0	0

Total Cash Equity Investments made by each of the LLC Shareholders into LLC as of March 31, 2017 and the date hereof.	OR	300,000	$780,000	OR	37,500	$97,500	OR	22,500	$58,500

As of March 31, 2017 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

Table B - RCA’s Non-Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs			Consolidated Contractors
	OR	USD	OR		USD	OR	USD

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement	0	0	OR	276,666,667	$718,614,000	0	0

As of July 1, 2016 and the date hereof RCA is obligated to make an additional Deferred Cash Investment into LLC as indicated in the following Table C:

Table C - RCA Deferred Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs			Consolidated Contractors
	OR	USD	OR		USD	OR	USD

Additional RCA Deferred Cash Investment which is now due under the SHA	0	0	OR	7,640,625	$19,865,625	0	0

As of June 30, 2016 CCC was obligated to make additional Deferred Cash Investments into LLC as indicated in the following Table D, however that did not occur:

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

In order to bring the Omagine Project to its present state, OMAG (as of March 31, 2017), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as OMAG had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $12.2 million (as of March 31, 2017) on behalf of the Omagine Project via cash loans from OMAG to LLC (“Loans”) and the direct payment by OMAG of LLC liabilities and accounts payable consisting of both cash and non-cash items (“Advances”), neither of which Loans nor Advances OMAG had any obligation whatsoever to do pursuant to the SHA.

All such Loans and Advances are liabilities of LLC to OMAG and all such Pre-Development Expenses will be liabilities of LLC to OMAG; reimbursable to OMAG in accordance with the terms of the Shareholder Agreement (as may be amended).

See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC” as of March 31, 2017.

Table E - Pre-Development Expenses, Loans and Advances

Pre-Development Expenses, Loans and Advances	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances as of 3/31/2017 (incurred on or after the October 2, 2014 DA signing date)	$4,884,437	$7,394,404	$12,278,841

Total - (Due to OMAG from LLC)	$18,496,388	$11,702,567	$30,198,955

The foregoing is a summary of some of the terms of the Shareholder Agreement and does not purport to be complete and it is qualified in its entirety by reference to the full text of the SHA. The full text of the SHA is attached hereto as Exhibit 10.6. RCA and OMAG are presently in negotiations with investors which may lead to an Amended and Restated Shareholder Agreement.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction the Omagine Project is expected to take approximately five years from its start date to complete. Due to CCC’s default on its investment obligation pursuant to the Shareholder Agreement, the project’s start date has been significantly delayed and has not yet occurred. The Omagine Project is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “The Shareholder Agreement”, above and “Financial Advisor”, below).

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

The Development Agreement and the Usufruct Agreement

OMAG’s 60% owned subsidiary, LLC (75% after the closing of the OMAG Options transaction), signed a Development Agreement (“DA”) with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015, the Government and LLC entered into a Usufruct Agreement (“UA”) with respect to the Land Rights over the Existing Land and the DA and UA extend such Land Rights to all of the Project Land.

On July 2, 2015, after the UA was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Ministry of Tourism (“MOT”) of the Government and LLC agreed in writing that July 1, 2015 would be the Operative Date from which time periods for the execution by LLC of certain tasks enumerated in the DA are to be measured. The MOT states in relevant part in writing to LLC that: “We ask you to receive the land and begin procedures for executing the project as per the development agreement entered into with you, keeping in mind that the effective commencement date of the development agreement is 1 July 2015”. (See Exhibits 10.8 and 99.2).

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date was achieved by the term sheet and financing agreement which LLC received from the Qatari Bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 are not yet achieved and are expected to be extended as mentioned above if and when the Operative Date is extended). LLC has suffered many delays as a result of the CCC default and we are presently assured by Government officials that the Operative Date will be extended by MOT provided we are able to close the necessary investment with a replacement investor for CCC. No assurance can be given at this time however that the Operative Date will be so extended.

LLC management and RCA have met with and spoken to the staff at the Ministry of Tourism and with the Minister several times during the period from December 2016 to the date hereof in regard to our efforts to finalize the Amended and Restated Shareholder Agreement with the estate of our proposed new investor as well as in regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date. The MOT (and all Government Ministries) are also acutely aware of the unusual fiscal strains imposed on the present banking and economic environments in the region. While no conclusive extension of the Operative Date has yet been made, as noted above we have continued to keep both the Minister and the staff updated and LLC management and RCA presently expect that the Operative Date will be extended once we finalize our ongoing negotiations and agreements with a new investor. No assurance can be given however to what extent, if any, that the Operative Date will in fact be extended by MOT.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA as indicated above. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract should be executed by June 30, 2016. This (i.e. the CCC Contract) did not happen as indicated above. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent communications with them.

The Company undertook and financed many development activities on behalf of LLC subsequent to the DA signing (the “Initial Activities”) in an effort to fast-track the Omagine Project’s development. The fast-track advantages sought to be gained thereby however have not materialized due to CCC’s default which resulted in LLC’s failure to utilize the $25 million Al-Rayan Loan to finance the Initial Activities and LLC’s ongoing operations in Oman (See: our previous disclosures in prior reports filed with the SEC). The cause of such failure was CCC’s failure to make its Deferred Cash Investment into LLC as required after the November 2015 Financing Agreement Date after initially agreeing to do so and the extended and much drawn out and ultimately futile negotiations with CCC relevant to the CCC-Oman construction contract (to which CCC often initially agreed to various versions and later reneged on their prior agreements).

Because of these delays therefore, the more serious and substantial design, masterplanning and construction activities for the Omagine Project did not begin in December 2015 (and have not yet begun) as required for the fast-track development strategy and as management had planned. (See: “Initial Activities” and “Pre-Development Expenses and Loans and Advances to LLC”, below). The design, development and construction of the Omagine Project will still benefit from these Initial Activities having been undertaken but not to the extent envisioned by our planned fast-track development approach.

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

The Land Rights

The value of the Project Land has been determined in 2015 by three highly experienced professional valuation firms in accordance with the requirements and procedures specified for such a valuation by (i) the Royal Institution of Chartered Surveyors (“RICS”) of London, England, and (ii) International Financial Reporting Standards (“IFRS”). Each of the three firms has a worldwide brand in the real estate valuation business.

●	In November 2014, LLC engaged the Oman office of Savills (http://www.savills.com/ (“Savills”) operating as Arabian Real Estate LLC (http://www.savills.om). Savills provides real estate services from over 600 offices worldwide, is listed on the London Stock Exchange, and is a FTSE 250 Index company.

●	In December 2014, LLC engaged DTZ International Ltd., a Dubai, UAE firm (now: Cushman & Wakefield International Limited) with extensive experience in Oman (http://www.cushmanwakefield.com/) (“C&W”). C&W is one of the top global commercial real estate service companies.

●	In January 2015, LLC engaged Jones Lang LaSalle, UAE Limited, Dubai Branch (http://www.jll-mena.com/mena/en-gb/locations/Our-locations-in-MENA/dubai) (“JLL”). JLL has 53,000 employees operating across more than 230 offices in 80 countries.

The Savills and C&W final valuation reports were received by LLC in January 2015. The JLL final valuation report was received by LLC in July 2015. The Company is of the opinion that JLL’s valuation is flawed and most probably represents a statistical outlier. In an abundance of caution however, management has nevertheless determined to include the JLL valuation in its calculation of the average value of LLC’s Land Rights. The Land Rights valuations by the three aforementioned firms are summarized in the table below:

Land Rights Valuation
Valuation Firm	Omani Rials
Savills	OR	295,000,000
C&W	OR	385,000,000
JLL	OR	150,000,000

Average	OR	276,666,667

In view of the changing economic conditions in the MENA Region due to the fall in oil prices, LLC may commission an updated land valuation in the coming months.

The Accounting Treatment for the Land Rights

OMAG and JOL prepare their financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company prepares its consolidated financial statements in accordance with US GAAP. LLC’s financial statements are prepared in accordance with International Financial Reporting Standards (“IFRS”).

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

Since the 276,666,667 Omani Rial value of the Land Rights is substantial, LLC retained the services of PricewaterhouseCoopers LLP (“PwC”) to provide its written analysis and report to LLC with respect to the correct IFRS accounting method LLC should use to record the 276,666,667 Omani Rial Land Rights value in its IFRS compliant financial statements. PwC did not advise on the valuation of the Land Rights (as determined by Savills, C&W and JLL), but only on the correct accounting LLC should use to record such Land Rights valuation in LLC’s financial statements in accordance with IFRS. PwC’s written report was received by LLC in August 2015. Promptly thereafter, LLC consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter, and Deloitte’s written technical analysis report (which agreed with PwC’s analysis) was received by LLC in November 2015.

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

Pre-Development Expenses and Loans and Advances to LLC

Prior to the DA being signed, OMAG incurred significant costs related to marketing, planning, concept design, re-design, feasibility studies, engineering, financing, promotions, capital raising, travel, legal fees, consulting and professional fees, other general and administrative activities and similar such activities including preparing and making presentations to the Government and to potential investors and all other activities and matters associated with the negotiation and conclusion of the DA with the Government (collectively, the “Pre-Development Expenses”). The Shareholder Agreement defines the “Pre-Development Expense Amount” as the total amount of such Pre-Development Expenses incurred before the DA was signed by the Government and LLC on October 2, 2014.

OMAG expended $17,920,114 to pay for 100% of the Pre-Development Expense Amount.

Subsequent to the October 2, 2014 DA signing date, OMAG has voluntarily - and without any obligation to do so - single-handedly kept LLC and the Omagine Project financially afloat by expending (as of March 31, 2017) an additional $12,278,841 million on behalf of LLC and the Omagine Project via Loans and Advances from OMAG to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$4,884,437	$7,394,404	$12,278,841

Total Due to OMAG from LLC	$18,496,388	$11,702,567	$30,198,955

The Loans and Advances are liabilities of LLC to OMAG; reimbursable to OMAG on demand. The Pre-Development Expense Amount will be a liability of LLC to OMAG reimbursable to OMAG in accordance with the terms of the Shareholder Agreement. The terms and conditions of an Amended and Restated Shareholder Agreement may change the presently existing terms and conditions of the existing Shareholder Agreement with respect to the payment of the Pre-Development Expense Amount and/or the Loans and Advances.

The Pre-Development Expense Amount

Pursuant to the Shareholder Agreement as presently in effect, the date subsequent to the first Financing Agreement Date when LLC draws down the first amount of debt financing is defined as the “Draw Date”.

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC (represented by CCIC executive management), after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Oman construction contract (“CCC-Contract”) which in December 2015 was in an advanced stage of completion, (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed – subsequently – and on several different occasions – defaulted on all of these commitments and on its obligations under the Shareholder Agreement. Consequently, these matters have been the subject matter of numerous and virtually continuous discussions, negotiations and agreed changes (subsequently defaulted on by CCC) since December 2015 through March 2017 with many and varied interim “agreed agreements”, all of which were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were ultimately abandoned by management (See: “The CCC-Contract”, below) and the OMAG Options was exercised by OMAG in April 2017.

Further pursuant to the Shareholder Agreement as presently in effect:

1)	the liability for the Pre-Development Expense Amount shall be recorded on LLC’s financial records on the Draw Date and in accordance with the International Financial Reporting Standards (“IFRS”), and

2)	fifty percent (50%) of the Pre-Development Expense Amount will be paid to OMAG on or within ten (10) days after the Draw Date, and

3)	the remaining fifty percent (50%) of the Pre-Development Expense Amount will be paid to OMAG in five equal annual installments beginning on the first anniversary of the Draw Date.

The Loans and Advances to LLC

The $12,278,841 of Loans and Advances (as of March 31, 2017) are payable to OMAG by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and OMAG has no present intention of demanding immediate payment of the Loans and Advances until LLC has such financial capacity).

The Success Fee

The Shareholder Agreement defines the Success Fee as being equal to ten (10) million dollars. Pursuant to the terms of the Shareholder Agreement as presently in effect:

1)	the liability for the Success Fee shall be recorded on LLC’s financial records on the Draw Date and in accordance with the IFRS, and

2)	the Success Fee will be paid to OMAG in five annual two (2) million dollar installments beginning on or within ten (10) days after the Draw Date.

OMAG, may at its sole option, not enforce the aforementioned payment schedules for the Pre-Development Expense Amount and/or the Success Fee as agreed in the Shareholder Agreement and may agree to a different schedule for such payments and OMAG may likewise, at its sole option, refrain from demanding payment of the Loans and Advances until LLC is in a financial position to make such payment.

As of the date hereof, OMAG continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC for the Omagine Project and expects to do so for only a short time further or until the closing of an equity investment into LLC occurs.

The Amended and Restated Shareholder Agreement (assuming it is agreed and executed) is expected to, among other things, address, restate and formalize the terms of repayment by LLC to OMAG of the Pre-Development Expense Amount, the Loans and Advances and the Success Fee but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished. Notwithstanding the foregoing, if and when LLC closes an equity investment as or similar to the equity investment mentioned above and herein with respect to the Investment Agreement or with one or both of the European investment funds (or other investor), it is management’s present intention to demand repayment from LLC to OMAG of all or a large part of the Loans & Advances then due and outstanding.

LLC Capital Structure

As of the date hereof the Registered Shareholders have made:

(i)	cash investments totaling OR 360,000 [$936,000] (of which OR 300,000 [$780,000] was invested by OMAG), and

(ii)	a non-cash investment of the Land Rights valued at OR 276,666,667 ($718,614,000), for a total investment to date of OR 277,026,667 ($720,269,334).

LLC is presently capitalized as follows:

Shareholder	Omani Rials		US Dollars
OMAG	OR	300,000	$780,000
RCA	OR	276,704,167	$718,711,500
CCC-Panama	OR	15,000	$39,000
CCC-Oman	OR	7,500	$19,500
Total	OR	77,026,667	$719,550,000

As of the date hereof, as a result of (i) OMAG having made its OR 210,000 ($560,000) Deferred Cash Investment into LLC, and (ii) RCA having made its OR 276,666,667 ($718,614,000) non-cash PIK Investment of the Land Rights into LLC, LLC is presently obligated to issue and register a further 2,100,000 LLC Shares to OMAG and a further 663,750 LLC Shares to RCA. As of the date hereof, RCA has not yet made its Deferred Cash Investment into LLC but is expected to do so pursuant to an Amended & Restated Shareholder Agreement and CCC has defaulted on its obligation to make its Deferred Cash Investment into LLC.

As of the date hereof, the ownership percentages of LLC as registered at Oman Ministry of Commerce & Industry are as follows:

LLC Shareholder	% Ownership
OMAG	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

On April 3, 2017 OMAG exercised the OMAG Options to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. RCA continues to be obligated to make its further cash investment into LLC in the aggregate amount of OR 7,640,625 [$19,865,625] but the timing and payment of such RCA Deferred Cash Investment may change from that memorialized in the Shareholder Agreement presently in effect to that which may be agreed in an Amended and Restated Shareholder Agreement. CCC has indicated to management that it will default and not make its Deferred Cash Investment into LLC in the aggregate amount of OR 18,987,500 [$ 49,367,500].

The Transformation

At some time subsequent to the execution of the Amended and Restated Shareholder Agreement, LLC intends to transform its corporate structure from a limited liability company into a joint-stock company (the “Transformation”).

The Shareholder Agreement also specifies, among other things, the corporate governance and management policies of LLC and it provides for the LLC shares presently owned by JOL to be transferred to OMAG subsequent to the signing of the DA. We presently expect this share transfer to occur at the time of the Transformation of LLC into a joint stock company or at the time of the execution of the Amended and Restated Shareholder Agreement.

The foregoing summary of the terms of the Shareholder Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shareholder Agreement attached hereto as Exhibit 10.6.

Banks, Investors and Contractors

The Al Rayan Bank

As previously reported, on November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan (the “Al Rayan Bank Loan”) to finance the first phase of the Omagine Project (the “Al Rayan Loan Agreement”) consisting of design, development and initial construction activities. The loan, which is subject to satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing is that the loan be secured by a $25,000,000 cash deposit in an LLC account at Masraf Al Rayan Bank (Qatar). Such security deposit was expected (and agreed by CCC) to be provided by CCC pursuant to the terms pf the Shareholder Agreement but this did not occur and it is presently unlikely that this loan facility will be utilized. The Al Rayan Loan Agreement and the Al Rayan Bank Loan will not be utilized by LLC due to CCC’s default under the Shareholder Agreement and its failure to make its required OR 18,987,500 [$ 49,367,500] Deferred Investment into LLC.

Management remains optimistic that its ongoing discussions with an alternative bank can be concluded when and if our new investor to replace CCC becomes an LLC shareholder.

Other Investors and Contractors

During 2015, 2016 and to date, management has conducted a multitude of investor presentations across the MENA Region with potential LLC equity investors and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC but in all such cases to date except one, management concluded that the percentage of LLC equity required by such investors was exorbitantly excessive and much too dilutive to the LLC Shareholders (and indirectly dilutive to our OMAG shareholders via OMAG’s ownership of LLC). LLC management is presently focused on the estate of the abovementioned investor with whom it has a written Investment Agreement) and on two European investment funds as investors.

Given the present liquidity issues at local banks, the matter of construction debt financing (“Project Finance”) is an issue at the top of all developer’s and contractor’s agendas. As mentioned above, the required Project Finance for the Omagine Project – or any project – is not really needed until after the masterplanning and design phase is complete or near complete.

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

Initial Activities

The Post-DA Period is the time period between the DA signing and the date hereof. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy (financed entirely by OMAG) benefited LLC to date in many ways, among which are:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked 276,666,667 Omani Rials of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for OMAG, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing with a present focus on one such investor;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred with a present focus on one such bank;

18.	Multiple drafts of the CCC Contract were created (most recently in May 2016) but the final attempt to close this transaction ended unsuccessfully after many delays, and

19.	several other contracts for mission-critical consultants are presently being prepared,

The CCC Contract / The CCC Phases

The CCC-Contract was not and will not be signed with CCC-Oman. Management was previously optimistic and positively inclined to believe that a beneficial conclusion for all parties concerned would be forthcoming but no conclusion occurred and management concluded that no amount of further negotiations would result in a definitive conclusion of these matters with CCC.

The Omagine Project will however still be developed in Phases but the previously described and disclosed description of phases will be altered as we go forward. Discussions with CCC have ceased and OMAG has exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama.

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

Any new construction contracts with potential contractors will be modeled after the early draft CCC-Contract as envisioned by LLC and will be based on internationally accepted contracting standards promulgated by the International Federation of Consulting Engineers (“FIDIC”) and will contain a set of industry standard performance parameters, incentives and penalties to ensure LLC’s interests are protected and that value is delivered.

LLC will manage the bidding and competitive process by which the various contractors will be chosen. There is an ample supply of qualified contractors in Oman and the MENA region.

The contractor will only commence construction activities on a Phase or section of a Phase after the design therefore is substantially completed and after the competitive bids therefore are examined and a contract award is made by LLC.

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

The masterplanning of the Omagine Project will not begin until a new investor to replace CCC is secured. No further feasibility study is presently required or planned for the project as our financial model adequately demonstrates the project’s financial feasibility. We may however commission a further feasibility study or an update to the present one depending on future circumstances and/or requirements of lenders. It is presently planned that in parallel with the masterplanning effort we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

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

Notwithstanding anything contained in this report regarding possible, proposed or planned (i) sales of equity by OMAG and/or LLC (“Equity Sales”), or (ii) debt facilities with banks, financial institutions or other persons or sale of debt securities by LLC (collectively, “Debt Facilities”), or (iii) Syndicated Bank Financing or Project Finance, no assurance can be given at this time as to whether the Company or LLC will be able to obtain the significant amount of financing and Project Finance necessary over time to execute the development of the Omagine Project.

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors interested in becoming shareholders of LLC, including investment funds and high net-worth individuals from Europe and several MENA Region countries, and

ii.	with respect to OMAG Equity Sales, with investment funds and high net-worth investors in the U.S., Europe and the MENA Region interested in becoming shareholders of OMAG, and

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

The process of obtaining project financing is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases. With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional and international banks outside of Oman in this regard. We will fully engage in this project finance process after the masterplanning effort is well underway.

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

Both the updated feasibility study and the financial model have been completed (and may be further updated as and if required) and they will be utilized by LLC to fine tune its development plans, and ultimately by LLC’s designated Financial Adviser for the balance of the project in arranging the Syndicated Bank Financing and other financing for LLC as may be required.

OMAG LLC’s internal financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts substantial net positive cash flows for OMAG LLC over the seven year period subsequent to the signing of the DA and a net present value (“NPV”) of the Omagine Project of approximately $1.5 billion dollars. Management believes its financial model assumptions are reasonable but cautions that they may change as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model - and therefore the estimates of total cash flow and NPV - will change from time to time in line with market fluctuations and as the project unfolds.

The sale of residential and commercial properties is a large revenue driver supporting OMAG LLC’s internal financial projections. The OR 276,666,667 average valuation of the Land Rights has had a positive effect on projected revenue at LLC.

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and later recorded in LLC’s and the Company’s financial statements. The Company will experience another substantial increase in capital, if and when further capital increases from RCA and a new investor occur at LLC and the then appropriate percentage representing OMAG’s ownership interest in LLC is recorded in the Company’s consolidated financial statements. LLC’s ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as OMAG remains a shareholder of LLC.

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

Although the Company had expected to generate revenue in the medium term as LLC (i) began reimbursing OMAG for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to OMAG, such reimbursements are now likely to be delayed and/or possibly altered by the terms of an Amended and Restated Shareholder Agreement (See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above). The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The masterplanning, development and construction of the Omagine Project is not expected to begin in earnest until the matter of a replacement investor for CCC is settled.

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

The amount of Syndicated Bank Financing owed at any one time by LLC to its Lenders is expected to fluctuate over the development and construction cycle of the Omagine Project and will be greatly influenced by (i) any additional Equity Sales at LLC, and (ii) the pace and tempo of LLC’s receipt of proceeds from its planned sales of real estate to third parties. The capital of LLC, proceeds from Equity Sales if any, Syndicated Bank Financing and the proceeds from sales of its residential and commercial properties, are expected to be utilized by LLC to develop the Omagine Project.

The maximum amount of such Syndicated Bank Financing presently expected to be outstanding at any one time during the development and construction cycle of the Omagine Project is presently estimated by management to be between $350 million and $400 million.

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, almost all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. We are presently in discussions with a bank which is not experiencing such liquidity issues and which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. These discussions are ongoing and cannot be concluded until after the masterplanning of the Omagine Project is well underway and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

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

Market Conditions

As previously disclosed and as has been and continues to be widely reported by local and international media and press, the worldwide price of crude oil fell very suddenly and dramatically in 2014 and 2015 (from over $100 per barrel to about $25/$30 per barrel) as robust production in the U.S. and elsewhere created a global glut of crude oil. Presently the price of crude oil is about $50/bbl. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

Although MENA Region governments had 100s of billions of dollars of savings in sovereign reserve funds, this oil price shock ushered in an extremely challenging environment for the MENA Region governments and for the companies of all types – including developers and contractors – operating in the MENA region. In reaction to the large, rapid and unexpected drop in crude oil prices, government budgets were slashed across the region; contractors’ payments were delayed; and many government sponsored projects were postponed, delayed or cancelled. Payment delays and stalled government projects off the back of the decline in oil prices have severely impacted the entire construction industry in the MENA Region – including in Oman. The Omagine Project however is not a government sponsored project and OMAG LLC is a private company.

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

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable and are expected to improve during 2017 relative to performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. From a timing perspective, LLC plans to now launch residential and commercial sales at the Omagine Project within the first 12 months after we close an investment transaction to replace CCC’s now defaulted investment.

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

Sale prices and rental rates for housing in other integrated tourism projects in the Muscat area of Oman have remained relatively stable during 2016 and 2017 and as of the date of this report. The inventory of unsold housing in the secondary (re-sale) market (both outside of and within ITCs) has diminished due to recent, albeit quite price-sensitive, sales activity. New housing inventory, especially smaller apartments designed to hit perceived market price-points, has continued to come onto the local Muscat area market and the market absorption rates (number of market transactions) for such new residential housing is strong. The DA allows for sales and pre-sales of any of the residential or commercial buildings that will be developed and built on the Omagine Site.

The DA stipulates the obligation of the Government to issue such Licenses and Permits as may be required for the development of the Omagine Project, including but not limited to issuing an Integrated Tourism Complex License (“ITC License”) designating the Omagine Project as an ITC. On June 26, 2014, the Government issued an ITC License to LLC designating the Omagine Project as an ITC.

Non-Omani persons (including expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC. Because it is now licensed as an ITC, the land, residences and commercial properties within the Omagine Project may be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land, residences and commercial properties may be transferred to such buyers. Residences in ITCs are viewed to be highly desirable by purchasers (by both investors and owner-occupiers) and ITC residences therefore enjoy a premium selling price relative to non-ITC residences. Purchasers of residences within OMAG (or any ITC) are entitled by Omani Law to be issued a resident visa (for themselves and their immediate family).

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

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from OMAG via the Loans and Advances, LLC has undertaken many critical tasks as indicated above, but for LLC to fully accomplish its objectives and undertake and finance the Omagine Project, it will have to close an Equity Sale transaction. The failure to date to accomplish these matters with CCC has delayed the Omagine Project and the masterplanning process.

Subject to the approval of its shareholders and to negotiating and agreeing to a contract, LLC intends to hire a design firm, an engineering firm, a program management firm, a construction management firm and a quantity surveying/cost consultant firm.

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. One or more of such companies (”Content Developers”) will be engaged by LLC to design the transformation of OMAG’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical experiences and interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

LLC presently intends to hire various local Omani contractors for the construction of the Omagine Project.

To date, OMAG has generally conceived the development concepts and defined the “scope of work” and then, as required, contracted with various designers, architects, contractors and consultants in the United States, Europe and the Middle East to perform those tasks. LLC will engage various firms as its consultants (master planner, engineers, real estate and hospitality consultants, etc.) who will together with management finalize the design for the entire Omagine Project. There are many such consultants available with competitive pricing and the Company does not believe that the loss or inability to perform of any such consultant which it has selected would have a material, adverse impact on its business or operations. The Company believes it maintains a good working business relationship with its consultants. As presently planned, all copyrights to all material documents, designs and drawings executed by such independent designers, architects, contractors and consultants are, or will be, the property of either LLC or OMAG.

Results of Operations:

Overview

The Company is expected to generate revenue as LLC begins reimbursing OMAG for its Pre-Development Expenses and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC” and the “Success Fee”, above) but is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

LLC nevertheless presently expects, based on current assumptions and market activity that such residential selling prices during the Omagine Project’s planned multiple sales releases will be at least equal to the prices that are presently budgeted by LLC and that total construction costs will be lower.

Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. The opinion of our independent auditors in our fiscal year 2016 (and 2015) audited financial statements included in this Prospectus does not contain any expression of concern about our ability to continue as a going concern. In their opinion on our fiscal year 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but beginning in our September 30, 2015 unaudited quarterly financial statements and continuing through to our fiscal year 2016 audited financial statements included in this Prospectus, that expression of concern has been removed.

In the first quarter of 2017, OMAG sold (a) an aggregate of 263,051 restricted Common Shares to an investor for aggregate proceeds to OMAG of $132,500 and (b) an aggregate of 430,190 restricted Common Shares to the Company’s president, vice president and three independent directors for aggregate proceeds to OMAG of $226,000. In November and December 2016, OMAG sold an aggregate of 370,000 restricted Common Shares to investors for aggregate proceeds to OMAG of $185,000.

The Development Agreement was signed by LLC and the Government of Oman on October 2, 2014. Thereafter the DA was ratified by the Government, the UA was signed by and registered with the Government and LLC’s Land Rights were valued by three outside independent experts at an average valuation of seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000).

The Company is presently holding discussions with the estate of a deceased investor with whom LLC has a signed Investment Agreement and with two European investment funds with respect to equity sales at LLC at equity valuations which management considers to be reasonable.

Investors and shareholders should be aware that the execution of the Omagine Project over the multi-year schedule contemplated by the Company will require significant amounts of project financing which is planned to be arranged in several tranches in parallel with the development cycle of the project and no assurance can be given that any or all of such required project financing, including the proposed debt financing with a regional bank, will be able to be obtained by LLC.

Forecasts, projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date hereof. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks we face, and actual future events may differ from anticipated future events because of the assumptions underlying the statements that have been made regarding such anticipated events.

THREE MONTHS ENDED MARCH 31, 2017 vs.

THREE MONTHS ENDED MARCH 31, 2016

The Company did not generate any revenue or incur any cost of sales during the three month periods ended March 31, 2017 and 2016. The Company is relying on LLC’s operations for the Company’s future revenue generation. Management is presently examining other possible sources of revenue for the Company which may be added to the Company’s operations.

Total SG&A Expenses were $525,229 during the three month period ended March 31, 2017 compared to $706,554 for the period ended March 31, 2016. This $181,325 (26%) decrease was attributable to decreases in the following expense categories: officers and directors’ compensation including stock based compensation ($11,833), professional fees ($41,031), consulting fees ($51,086), travel ($73,847) occupancy ($110) and other selling general and administrative costs including stock-based compensation ($3,418).

The Company sustained a net loss of $589,202 for the period ended March 31, 2017 compared to a net loss of $721,100 for the period ended March 31, 2016. This $131,898 (18%) decrease in the Company's net loss for the period ended March 31, 2017 compared to the prior period was principally attributable to the $181,325 decrease in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($22,566), increase in interest expense ($9,550) and a decrease in net loss attributable to non-controlling interests in LLC ($17,311).

Liquidity and Capital Resources

The Company incurred net losses of $589,202 and $721,100 during the periods ended March 31, 2017 and 2016, respectively. During the three month period ended March 31, 2017, the Company had a decrease in cash of $224,544 resulting from the negative cash flow of $17,500 from financing activities and by a negative cash flow of $207,044 from operating activities. Financing activities for the year three month period March 31, 2017 consisted of proceeds from the sale of Common Stock of $132,500 offset by two payments totaling $150,000 against the YA II PN, Ltd. (December 2016 YA Loan).

The Company had $0 in capital expenditures for the period ended March 31, 2017.

At March 31, 2017, the Company had $490,887,017 in current assets, consisting of $490,813,363 of land under development held for sale (See: Note 2 to the Company’s audited consolidated financial statements), $4,684 of cash and $68,970 in prepaid expenses and other current assets. The Company's current liabilities at December 31, 2016 totaled $2,459,214 consisting of $546,596 of convertible notes payable and accrued interest, $478,452 of notes payable and accrued interest, $177,500 note payable net of unamortized original issue discount, $847,139 of accounts payable and accrued expenses and $409,527 of accrued officers’ payroll. At March 31, 2017, the Company had working capital of $488,427,803 compared to working capital of $488,376,460 at March 31, 2017. Twenty nine percent (29%) of the $2,659,214 of current liabilities at March 31, 2017 ($783,628) is due and owing to officers and/or directors of OMAG.

The $51,343 increase in the Company's working capital at March 31, 2017 compared to December 31, 2016 is attributable to the decrease in current liabilities ($208,776) and a decrease in cash ($224,544) offset by an increase in prepaid expenses and other current assets ($67,111). The Company’s liabilities at March 31, 2017 decreased compared to December 31, 2016 due to decreases in notes payable and accrued interest ($207,935), accrued officers’ payroll ($10,099), accounts payable, accrued expenses and other current liabilities ($25,966) offset by increases to note payable ($15,000), convertible notes payable and accrued interest ($20,224).

Warrants

As of March 31, 2017, OMAG has 6,572,124 Warrants issued and outstanding, (a) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 [the “$5 Warrants”]; (b) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 [the “$10 Warrants”] (collectively (a) and (b) being, the “Strategic Warrants”) and (c) 150,000 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price equal to the greater of: (i) $0.50, or (ii) eighty percent (80%) of the Market Price on the Trading Day immediately preceding the relevant Exercise Date [(c) being, 150,000 “Rural Concepts Warrants”].

Management is hopeful that the 6,422,124 outstanding Strategic Warrants will eventually become “in the money” and will be exercised. In accordance with their terms, the Rural Concepts Warrants are by definition always “in the money”. No assurance can be given that any of the 150,000 outstanding Rural Concepts Warrants will be exercised.

Management is hopeful that the Warrants will provide a future source of additional financing for OMAG.

Strategic Warrants

Of the 6,422,124 Strategic Warrants distributed, 3,211,062 are exercisable at $5 per Common Share and 3,211,062 are exercisable at $10 per Common Share. On January 14, 2016, OMAG filed a Post-Effective Amendment on Form S-1 (Commission File No. 333-183852) to update the previous registration of all 6,422,124 then issued and outstanding Strategic Warrants and the 6,422,124 Common Shares underlying such Strategic Warrants (the “Updated Warrant Registration”). The SEC declared the Updated Warrant Registration effective January 25, 2016. The effective status of the Updated Warrant Registration expired on October 21, 2016 and the Company intends to file an updated post-effective amendment to maintain the warrants effective status of such registration statement. Pursuant to a Board of Directors resolution dated December 9, 2016, the Strategic Warrants were extended from December 31, 2016 to December 31, 2017. All other terms and conditions of the Strategic Warrants remained unchanged.

Tempest Warrants

On June 24, 2014, OMAG issued the 1,000,000 Tempest Warrants to an investor each of which were exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of: (a) $1.00 per Common Share, or (b) 80% of the closing sale price for a Common Share on the Trading Day immediately preceding the relevant exercise date (See: Exhibit 4.4). Prior to their expiration date, a total of 650,603 Tempest Warrants were exercised for aggregate proceeds to OMAG of $916,540. The remaining 349,397 Tempest Warrants expired unexercised on June 23, 2016. As of May 9, 2017 there were no Tempest Warrants issued or outstanding.

Rural Concepts Warrants

On October 14, 2016, in connection with a non-interest bearing $75,000 convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), OMAG issued 150,000 Warrants to Rural Concepts, each of which was exercisable for the purchase of one restricted Common Share at a per Common Share exercise price equal to the greater of (a) $0.50 per Common Share, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date.

Standby Equity Distribution Agreements

Between 2009 and 2011, OMAG had a Stand-By Equity Distribution Agreement with an affiliate of YA (the “2009 SEDA”). OMAG and YA were parties to a second Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was terminated on July 21, 2014. The 2009 SEDA and the 2011 SEDA are collectively referred to herein as the “Prior SEDAs”.

On April 22, 2014, OMAG and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA.

Any use by OMAG of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into OMAG and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay OMAG the $10 million Success Fee and the Pre-Development Expense Amount and Loans and Advances in excess of $30.1 million. (See: “Financial Advisor”, and “The Shareholder Agreement”, “LLC Capital Structure”, “Pre-Development Expenses / Post-DA Pre-Development Expenses”, above), and (vii) our then current cash requirements.

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

In connection with the 2011 SEDA, OMAG filed with the SEC a registration statement (the “2011 SEDA Registration Statement”) on Form S-1 (Commission File No. 333-175168) pursuant to which 3,244,216 Common Shares were registered (including 244,216 Common Shares issued to YA in May and June 2011 in satisfaction of the $300,000 commitment fees due under the 2011 SEDA). Between August 24, 2011 and May 6, 2014, YA purchased 561,690 Common Shares from OMAG under the 2011 SEDA for an aggregate Purchase Price of $835,000 and YA did not thereafter purchase any Common Shares from OMAG under the 2011 SEDA. On July 21, 2014 OMAG filed a post-effective amendment to the 2011 SEDA Registration Statement de-registering the previously registered 2,438,310 Common Shares which were not issued or sold to YA pursuant to the 2011 SEDA. Such post-effective amendment to the 2011 SEDA Registration Statement was declared effective by the SEC on July 25, 2014.

The 2014 SEDA

On April 22, 2014, OMAG and YA entered into a new Standby Equity Distribution Agreement which was amended on October 10, 2014 and thereafter amended again on September 20, 2016 to extend the term of the SEDA (the “2014 SEDA”). The 2014 SEDA is generally on the same terms as the 2011 SEDA. Unless earlier terminated in accordance with its terms, the 2014 SEDA shall automatically expire on the earlier of (i) February 1, 2019, or (ii) the date on which YA shall have made payment of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. In satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, OMAG issued 85,822 restricted Common Shares (the “Commitment Fee Shares”) to YA Global II SPV, LLC which is an affiliate of YA (the “Affiliate”). In satisfaction of a $150,000 commitment fee pursuant to the “Second SEDA Amendment” in September 2016, the Company issued 161,290 restricted shares to the Affiliate.

Pursuant to the terms of the 2014 SEDA, OMAG may in its sole discretion, and upon giving written notice to YA (an “Advance Notice”), periodically sell Common Shares to YA (“Shares”) at a per Share price (“Purchase Price”) equal to 95% of the lowest daily volume weighted average price (the “VWAP”) for a Common Share as quoted by Bloomberg, L.P. during the five (5) consecutive Trading Days (as such term is defined in the 2014 SEDA) immediately subsequent to the date of the relevant Advance Notice (the “Pricing Period”).

OMAG is not obligated to sell any Shares to YA but may, over the term of the 2014 SEDA and in its sole discretion, sell to YA that number of Shares valued at the Purchase Price from time to time in effect that equals up to five million dollars ($5,000,000) in the aggregate. YA is obligated under the 2014 SEDA to purchase such Shares from OMAG subject to certain conditions including (i) OMAG filing a registration statement with the SEC to register the resale by YA of the Shares sold to YA under the 2014 SEDA (“Registration Statement”), (ii) the SEC declaring such Registration Statement effective (the date of such declaration by the SEC being the “Registration Effective Date”), (iii) OMAG certifying to YA at the time of each Advance Notice that OMAG has performed all covenants and agreements to be performed and has complied with all obligations and conditions contained in the 2014 SEDA, (iv) periodic sales of Shares to YA must be separated by a time period of at least five Trading Days, and (v) the dollar value of any individual periodic sale of Shares designated by OMAG in any Advance Notice may not exceed the greater of (a) two hundred thousand dollars ($200,000), or (b) the average of the "Daily Value Traded" for each of the five (5) Trading Days immediately preceding the date of the relevant Advance Notice where Daily Value Traded is the product obtained by multiplying the number representing the daily trading volume of Common Shares for such Trading Day by the VWAP for Common Share on such Trading Day.

Pursuant to the 2014 SEDA in no event shall the number of Common Shares issuable to YA pursuant to an Advance cause the aggregate number of Common Shares beneficially owned (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), by YA and its affiliates to exceed 9.99% of the then outstanding common stock of the Company. In addition this 9.99% ownership cap may not be waived by YA or OMAG and since such ownership cap includes all Common Shares owned by any YA affiliate, such cap cannot be avoided by transferring Common Shares to an affiliate of YA.

In connection with the 2014 SEDA, on October 15, 2014 OMAG filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA and on January 8, 2015, OMAG filed an amendment to the Registration Statement and the Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendment No. 1 was filed with the SEC on December 21, 2015 and subsequently declared effective by the SEC. Post-Effective Amendment No. 1 and No. 2 to the Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective and such effectiveness expired. Post-Effective Amendment No. 3, No. 4 and No. 5 to the SEDA Registration Statement were filed with the SEC on January 10, 2017, February 6, 2017 and February 13, 2017, respectively, to maintain the effectiveness of the SEDA Registration and as of February 13, 2017, the SEC declared the SEDA Registration effective and such effectiveness expired on April 30, 2017. The Company plans to file a Post-Effective Amendment to maintain the effectiveness of the SEDA Registration.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.14, 10.15 and 10.18.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. OMAG intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary and as of the date of this Report, the Company has sold 181,260 shares of its Common Shares pursuant to the 2014 SEDA for proceeds of $100,000.

The YA Loan Agreements

OMAG and YA, the investment fund which is a party with OMAG to the 2014 SEDA, entered into an unsecured loan agreement dated July 26, 2013 (the “2013 YA Loan Agreement”). Pursuant to the 2013 YA Loan Agreement, OMAG borrowed two hundred thousand dollars ($200,000) from YA (the “2013 YA Loan”) for a term of one year at an annual interest rate of 10%. The 2013 YA Loan Agreement called for a 10% monitoring and management fee equal to $20,000 to be escrowed and paid to Yorkville Advisors thereby making the net proceeds from the 2013 YA Loan to OMAG equal to $180,000. Such $180,000 of proceeds was received by OMAG on September 3, 2013. The 2013 YA Loan Agreement also extended the expiration date of the 2011 SEDA. The foregoing summary of the terms of the 2013 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 YA Loan Agreement attached hereto as Exhibit 10.21.

On April 22, 2014, OMAG and YA entered into another unsecured loan agreement (the “2014 YA Loan Agreement”) whereby OMAG borrowed five hundred thousand dollars ($500,000) from YA (the “2014 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the 2014 YA Loan Agreement, on April 22, 2014, through deduction from the $500,000 principal balance of the 2014 YA Loan, OMAG (i) paid the $110,680 balance then due under the 2013 YA Loan Agreement, (ii) paid a $39,000 commitment fee with respect to the 2014 YA Loan, and (iii) prepaid the $1,096 of interest due on the 2014 YA Loan for the period April 23, 2014 through April 30, 2014. The $349,224 net proceeds of the 2014 YA Loan was received by OMAG on April 23, 2014. The foregoing summary of the terms of the 2014 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.22; 10.23; and 10.24 respectively. OMAG repaid the 2014 YA Loan pursuant to its terms.

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

On June 22, 2016, the Company and YA entered into another loan agreement (the “June 2016 YA Loan Agreement”). Pursuant to the June 2016 YA Loan Agreement, the Company borrowed four hundred thousand dollars ($400,000) from YA (the “June 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the June 2016 YA Loan Agreement the Company agreed to pay a $40,000 commitment fee with respect to the June 2016 YA Loan to the Affiliate. At the closing on June 22, 2016 of the June 2016 YA Loan, the commitment fee for the June 2016 YA Loan was deducted from the $400,000 principal balance of the June 2016 YA Loan and paid to the Affiliate. The $360,000 proceeds of the June 2016 YA Loan was received by the Company on June 22, 2016. The foregoing summary of the terms of the June 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.38; 10.39; and 10.40 respectively. OMAG presently anticipates that the March 2016 YA Loan and the June 2016 YA Loan will be repaid from proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

On December 7, 2016, the Company and YA entered into another loan agreement (the “December 2016 YA Loan Agreement”). Pursuant to the December 2016 YA Loan Agreement, the Company borrowed seven hundred fifty thousand dollars ($750,000) from YA (the “December 2016 YA Loan”) for a term of one year at an annual interest rate of 10%. Pursuant to the December 2016 YA Loan Agreement the Company agreed to pay off the aggregate of the $432,710 balance due as of December 7, 2016 under the March 2016 Loan Agreement and the June 2016 Loan Agreement and to pay a $75,000 commitment fee with respect to the December 2016 YA Loan to YA Global II SPV LLC, an affiliate of YA (the “Affiliate”). At the closing on December 7, 2016 of the December 2016 YA Loan, the appropriate amounts representing the balances due under the March 2016 YA Loan and the June 2016 YA Loan and the commitment fee for the December 2016 YA Loan were deducted from the $750,000 principal balance of the December 2016 YA Loan and paid to YA and the Affiliate. The $242,290 proceeds of the December 2016 YA Loan were received by the Company on December 7, 2016.

The foregoing summary of the terms of the December 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.45; 10.46; and 10.47 respectively.

There can be no assurance given that OMAG will be able to successfully utilize the Warrants or the 2014 SEDA to secure the significant amount of financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the December 2016 YA Loan.

The St. George Investments LLC Loan Agreement

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC for the principal amount of $185,000 due on May 17, 2017, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement).

Omagine LLC

LLC presently has limited and strained resources.

OMAG invested the OMR 20,000 cash [$52,000] OMAG Initial Equity Investment into LLC upon its organization and pursuant to the Shareholder Agreement the following additional investments have been made to date into LLC:

i.	a further OMR 130,000 [$338,000] cash investment was made by the LLC Shareholders, and

ii.	a further OMR 210,000 [$546,000] cash investment was made by OMAG in advance of when OMAG was obligated to do so in order to maintain LLC’s liquidity, and

iii.	a further OMR 276,666,667 [$718,614,000] non-cash investment was made by RCA.

LLC is presently capitalized at OMR 277,026,667 [$719,550,000]. Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date have depleted LLC’s limited cash capital.

As of the date hereof OMAG has satisfied in full its investment obligations pursuant to the Shareholder Agreement.

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

CCC has defaulted on its investment obligations under the Shareholder Agreement.

The continuation of LLC’s business to date has been financed by OMAG.

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

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, OMAG has over the past many years relied on the proceeds from the YA Loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares and notes made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised.

Subject to the necessary financial resources being available to it, OMAG may make a secured loan to LLC in order to finance its operations. Such a loan from OMAG, if it were to be made, would be memorialized by a Financing Agreement like any other Debt Facility.

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

We presently expect that such capital expenditures will be largely concentrated at LLC and will largely comprise the purchase by LLC and OMAG of the quantities of office equipment, furniture, vehicles, computer hardware and software and telecommunications equipment which will be necessary to service the expanded staff and offices required at both LLC and OMAG to manage the ramping up of our business operations in Oman and the U.S.

We presently expect that such capital expenditures will be financed:

i.	at OMAG via the proceeds from sales of Common Shares via the 2014 SEDA, the exercise of Warrants, private placement sales of restricted Common Shares, and the payments received from LLC with respect to the Success Fee, the Pre-Development Expense Amount, and the Post-DA Pre-Development Expenses, and

ii.	at LLC through a combination of invested capital, Equity Sales, bank loans and project finance Debt Facilities (including possibly, the Al Rayan Bank Loan) (See: “Business - The Shareholder Agreement / LLC Capital Structure,” “The First Phase” and “Masterplanning/Equity Sales/Debt Facilities/Project Financing”).

No assurance can be given that such financing will be available to the Company at either OMAG or LLC.

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A - Risk Factors

There have been no material changes to the Risk Factors as previously disclosed under Item 1A to Part 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Prior SEDAs and with the issuance by us of the Rural Concept and Grossman Warrants and the Common Shares listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

On January 4, 2017, OMAG contributed 123,782 restricted Common Shares at the non-discounted valuation of $76,250 to all eligible employees of the Omagine, Inc. 401(k) Plan.

On January 4, 2017, OMAG issued 81,169 restricted Common Shares valued at $50,000 to each of the Corporation’s three independent directors based on the $0.616 closing price of the Corporation’s Common Stock on December 30, 2016.

On January 13, 2017, OMAG sold 18,051 restricted Common Shares to an accredited investor for proceeds of $10,000

On January 20, 2017, OMAG sold 25,000 restricted Common Shares to an accredited investor for proceeds of $12,500.

On January 25, 2017, OMAG sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000

On February 1, 2017, the president of the Company purchased 100,000 restricted Common Shares based on the $0.62 closing price of OMAG’s Common Stock on January 31, 2017 minus the Finnerty discount of 18% for proceeds of $51,000.

On February 2, 2017, three independent Company directors each purchased 94,340 restricted Common Shares and the Company’s vice president purchased 47,170 restricted Common Shares based on the $$0.6414 closing price of OMAG’s Common Shares on February 1, 2017 minus the Finnerty discount of 18% for aggregate proceeds of $175,000.

On February 21, 2017, OMAG sold 200,000 restricted Common Shares to an accredited investor for proceeds of $100,000.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of OMAG’s issued and outstanding Common Shares during the three month period ended March 31, 2017.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “OMAG” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of OMAG dated June 2, 2010 (7)
3(ii)	By-laws of OMAG (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between OMAG and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement *
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (23)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between OMAG and YA (4)
10.15	The May 4, 2011 SEDA Agreement between OMAG and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between OMAG and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 OMAG $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by OMAG and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 OMAG $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by OMAG and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 OMAG $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by OMAG and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between OMAG and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between LLC and Masraf Al Rayan Bank (27)

10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 OMAG $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by OMAG and YA (28)
10.41	The September 20, 2016 SEDA Amendment Agreement between OMAG and YA (29)
10.42	The November 14, 2016 Convertible Promissory Note between OMAG and St. George Investments LLC (30)
10.43	The November 14, 2016 Note Purchase Agreement between OMAG and St. George Investments LLC (30)
10.44	Convertible Promissory Note payable to SMAT Inc. (32)
10.45	Note Purchase Agreement dated December 7, 2016 by and between OMAG and YA II PN, Ltd. (31)
10.46	Promissory Note in the principal amount of $750,000 dated December 7, 2016 and issued by OMAG in favor of YA II PN, Ltd. (31)
10.47	Closing Statement dated December 7, 2016 signed by Omagine, Inc. and YA II PN, Ltd. (31)
10.48	The December 2016 amendment extending the March 19, 2007 Hamdan Agreement (33)
10.49	The May 8, 2017 Convertible Promissory Note between OMAG and JSJ Investments Inc.*
10.50	The May 10, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC*
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31.1	Sarbanes-Oxley 302 certification
32.1	Sarbanes-Oxley 1350 certification
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.8, Usufruct Agreement (23)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.9 (23)
99.4	The Savills Final Valuation Report (23)
99.5	The C&W Final Evaluation Report (23)
99.6	The JLL Final Valuation Report (23)

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to OMAG’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to OMAG’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.

(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to OMAG’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to OMAG’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to OMAG’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to OMAG’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to OMAG’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to OMAGs registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to OMAG’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to OMAG’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to OMAG’s Amendment Number 2 on Form 10-K/A amending (a) OMAG’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to OMAG’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to OMAG’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to OMAG’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(29)	Previously filed with the SEC on September 21, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(30)	Previously filed with the SEC on November 21, 2016 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2016 and incorporated by reference thereto.
(31)	Previously filed with the SEC on December 8, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(32)	Previously filed with the SEC on January 10, 2017 as an exhibit to OMAG’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(33)	Previously filed with the SEC on February 6, 2017 as an exhibit to OMAG’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: May 22, 2017	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 22, 2017	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

