Form 10-Q
period 2017-06-30
Omagine, Inc.
filed 2017-08-21
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

As of August 3, 2017, the Registrant had outstanding 22,152,350 shares of common stock, par value $.001 per share (“Common Stock”).

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

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,739	$229,228
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	15,000	1,859

15% equity interest in Omagine LLC to be acquired pursuant to April 3, 2017 exercise of OMAG Options (Notes 1 and 11)	58,500	-
Total Current Assets	490,898,602	491,044,450

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(155,330)	(153,738)
Total Property and Equipment	227,805,309	227,806,901

OTHER ASSETS	4,057	4,057

TOTAL ASSETS	$718,707,968	$718,855,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible notes payable and accrued interest (less unamortized discount of $0 and $13,904, respectively)	$604,736	$526,372
Note payable and accrued interest - YA II PN, Ltd. (less unamortized discount of $31,250 and $68,750, respectively)	437,965	686,387
Note payable - St. George Investments LLC (less unamortized Original Issue Discount of $0 and $22,500 respectively)	185,000	162,500
Note payable and accrued interest - JSJ Investments Inc.	101,677	-
Accounts payable	660,682	663,913
Accrued officers’ payroll	463,076	419,626
Accrued expenses and other current liabilities	181,259	209,192
Amount due to CCC-Panama and CCC-Oman pursuant to the April 3, 2017 exercise of OMAG Options (Notes 1 and 11)	58,500	-
Total Current Liabilities	2,692,895	2,667,990
Long Term Liabilities	-	-

TOTAL LIABILITIES	2,692,895	2,667,990

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	-	-

Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 22,152,350 shares in 2017 and 20,432,648 in 2016	22,152	20,432
Capital in excess of par value	471,144,693	470,350,815
Deficit	(42,231,846)	(41,273,266)
Total Omagine, Inc. stockholders’ equity	428,934,999	429,097,981
Noncontrolling interests in Omagine LLC	287,080,074	287,089,437

Total Stockholders’ Equity	716,015,073	716,187,418

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,707,968	$718,855,408

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $37,635, $75,135, $301,520 and $301,520, respectively)	113,885	112,385	454,020	464,353
Professional fees	41,045	31,875	44,620	76,481
Consulting fees	40,620	359,957	67,371	437,793
Commitment fees	10,000	-	10,000	-
Travel	59,686	124,764	135,673	274,599
Occupancy	12,983	14,451	29,389	30,967
Other selling general and administrative (including stock-based compensation of $7,500, $0, $15,000 and $0 respectively)	47,723	87,428	110,098	153,221
Total Costs and Expenses	325,942	730,860	851,171	1,437,414

OPERATING LOSS	(325,942)	(730,860)	(851,171)	(1,437,414)

OTHER EXPENSE
Amortization of debt discounts	(28,005)	(15,000)	(73,904)	(38,333)
Interest expense	(19,658)	(19,709)	(42,868)	(33,370)
Total Other Expense	(47,663)	(34,709)	(116,772)	(71,703)

NET LOSS	(373,605)	(765,569)	(967,943)	(1,509,117)

Add net loss attributable to noncontrolling interests in Omagine LLC	4,227	3,838	9,363	26,285

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(369,378)	$(761,731)	(958,580)	$(1,482,832)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.04)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	22,042,077	19,669,797	21,624,814	19,272,712

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020

Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040

Issuance of Common Stock for finders’ fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500

Issuance of Common Stock for Directors’ Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000

Issuance of Common Stock under SEDA	17,696	18	24,982	-	-	25,000

Issuance of restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700

Stock Option expense	-	-	4,001	-	-	4,001
Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2016	-	-	915,493	-	-	915,493
Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2016	-	-	541,215	-	-	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481

Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC	-	-	431,168,400	-	287,445,600	-718,614,000

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(195,879)	(195,879)

Net loss	-	-	-	(5,673,293)	-	(5,673,293)

Balances at December 31, 2015	18,728,313	18,728	468,651,654	(38,342,692)	287,170,100	717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250

Issuance of Common Stock for Directors’ Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000

Stock Option expense	-	-	540	-	-	540

Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400

Issuance of Common Stock for Directors’ Cash Compensation for services January 1, 2016 to June 30, 2016	83,334	83	74,917	-	-	75,000

Issuance of restricted Common Stock for cash	1,139,488	1,140	742,860	-	-	744,000

Conversion of Convertible Note payable liability into Common Stock	24,207	24	30,960	-	-	30,984

Issuance of Common Stock to a Director for the exercise of Stock Options	2,000	2	1,698	-	-	1,700

Issuance of Common Stock under SEDA	31,289	31	24,969	-	-	25,000

Issuance of Common Stock to consultant for services	30,340	30	24,970	-	-	25,000

Issuance of Common Stock for SEDA commitment fees	161,290	161	149,839	-	-	150,000

Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2017	-	-	232,263	-	-	232,263

Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2017	-	-	59,660	-	-	59,660

Fair value of 150,000 warrants issued to lender in connection with $75,000 loan	-	-	61,530	-	-	61,530

Beneficial conversion feature of convertible note issued to lender in connection with $50,000 loan	-	-	18,538	-	-	18,538

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(80,663)	(80,663)

Net loss	-	-	-	(2,930,574)	-	(2,930,574)

Balances at December 31, 2016	20,432,648	20,432	470,350,815	(41,273,266)	287,089,437	716,187,418

Issuance of Common Stock for 401(k) Plan contribution	123,782	124	76,126	-	-	76,250

Issuance of Common Stock for Directors’ Stock Compensation for services January 1, 2017 to December 31, 2017	243,507	244	149,756	-	-	150,000

Issuance of restricted Common Stock for cash	639,948	640	232,438	-	-	233,078

Issuance of Common Stock to two Executive Officers in payment of salaries payable	147,170	147	75,853	-	-	76,000

Issuance of Common Stock for 3 Directors’ Cash Compensation for services July 1, 2016 to June 30, 2017	283,020	283	149,717	-	-	150,000

Issuance of Restricted Common Stock to Stockholder Relations Agent for Services rendered January 1, 2016 to March 31, 2017	93,750	94	37,406	-	-	37,500

Issuance of Restricted Common Stock to Stockholder Relations Agent in advance for services to be rendered April 1, 2017 to December 31, 2017	56,250	56	22,444	-	-	22,500

Issuance of Common Stock under SEDA	132,275	132	49,868	-	-	50,000

Stock Option expense	-	-	270	-	-	270

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(9,363)	(9,363)

Net loss	-	-	-	(958,580)	-	(958,580)

Balances at June 30, 2017 (Unaudited)	22,152,350	$22,152	$471,144,693	$(42,231,846)	$287,080,074	$716,015,073

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Omagine, Inc.	$(958,580)	$(1,482,832)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(9,363)	(26,285)
Depreciation and amortization of property and equipment	1,592	2,422
Stock-based compensation related to stock options	270	270
Issuance of Common Stock for Stockholder Relations Agent	15,000	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors’ fees	225,000	225,000
Amortization of debt discounts	73,904	38,333
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	1,859	27,958
Accrued interest on notes payable	20,215	10,047
Accounts payable	101,769	140,272
Accrued officers’ payroll	119,450	(23,426)
Accrued expenses and other current liabilities	(27,933)	4,745
Net cash flows used by operating activities	(360,567)	(1,007,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash flows used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock	283,078	529,000
Principal payments on 2015 note payable to YA II PN, Ltd.	-	(225,000)
Proceeds from exercise of stock options	-	1,700
Proceeds of issuance of March 2016 note payable to YA II PN, Ltd. net of $60,000 commitment fee	-	540,000
Principal payments on March 2016 $600,000 note payable to YA II PN, Ltd.	-	(170,000)
Proceeds of issuance of June 2016 note payable to YA II PN, Ltd. net of $40,000 commitment fee	-	360,000
Principal payments on December 2016 $750,000 note payable to YA II PN, Ltd.	(290,000)	-
Proceeds from the issuance of convertible Notes Payable	150,000	-
Net cash flows provided by (used by) financing activities	143,078	1,035,700

NET DECREASE IN CASH	(217,489)	28,454

CASH BEGINNING OF PERIOD	229,228	324,703

CASH END OF PERIOD	$11,739	$353,157

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid	$1,260	$300

Interest paid	$22,653	$23,323

NON - CASH FINANCING ACTIVITIES:

Issuance of Common Stock to Executive Officers in payment of salaries payable	$76,000	$50,400

Issuance of Common Stock to Directors in payment of accounts payable ($75,000) and prepaid fees for services for the quarter ended June 30, 2017 ($37,500)	$112,500	$-

Issuance of Common Stock to Stockholders Relations Agent in payment of accounts payable ($30,000) and prepaid fees for the period April 1, 2017 to December 31, 2017 ($22,500)	$52,500	$-

Issuance of Common Stock in satisfaction of convertible note payable ($15,000) and accrued interest ($15,984)		$30,984

Amount due to CCC-Panama and CCC-Oman pursuant to April 3, 2017 exercise of OMAG Options for 15% equity interest in Omagine LLC to be acquired	$58,500	$-

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Omagine, Inc. (“OMAG” or the “Registrant”) is a holding company incorporated in Delaware in October 2004 which operates through its wholly owned subsidiary, Journey of Light, Inc., a New York corporation (“JOL”) and its majority owned subsidiary Omagine LLC, a limited liability company incorporated under the laws of the Sultanate of Oman (“LLC”). The Registrant and JOL are sometimes collectively referred to herein as “OMAG” and the Registrant, JOL and LLC are collectively referred to herein as the “Company”. JOL was acquired by OMAG in October 2005. LLC is the Omani real estate development company organized by OMAG to do business in Oman.

The Company is focused on entertainment, hospitality and real-estate development opportunities in the Middle East and North Africa (the “MENA Region”). On October 2, 2014, LLC signed a Development Agreement with the Government of Oman (the “Government”) for the development of the Omagine Project. On July 2, 2015, a usufruct over one million square meters of beachfront land (the “Land Rights”) was registered in LLC’s name with the Government. On November 29, 2015, LLC executed a Murabaha Facility Agreement with Masraf Al Rayan Bank (Qatar) for a $25 million loan (the “Al Rayan Bank Loan”) to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The Al Rayan Bank Loan, which was subject to the satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. A condition precedent to closing the Al Rayan Bank Loan was that it be secured by a $25 million cash deposit in an LLC account at Masraf Al Rayan Bank. This $25 million cash deposit was to be provided pursuant to the terms of the Shareholder Agreement but upon CCC’s default thereunder, it did not occur and the Masraf Al Rayan Bank loan will not now be utilized by LLC. Contingent upon the closing of an investment into LLC to replace CCC, commencement of the Omagine Project’s first phase activities are expected to begin promptly thereafter. (See Note 11 – “Omagine Project”).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2017 and December 31, 2016, cash included approximately $400 and $2,100 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At June 30, 2017 and December 31, 2016, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). (See: Note 2 – “Inventory and Property”).

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

Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results as determined at a later date could differ from those estimates. In recording $718,614,000 in the accompanying consolidated financial statements for the year ended December 31, 2015 as the value of the non-cash consideration received by LLC as Land Rights, management relied to a great extent upon the written opinions of three expert valuation firms engaged by LLC to value such Land Rights. Furthermore, in allocating such Land Value to inventory and land under development, management relied to a great extent upon the written opinion of an expert independent accounting firm engaged by LLC to advise it on the proper accounting to record the Land Value in LLC’s financial statements. Both LLC’s independent auditor and OMAG’s independent auditor are in agreement with and have consented to the accounting indicated in the consolidated financial statements for the year ended December 31, 2015. (See: Note 2 – “Inventory and Property”).

Revenue Recognition - The Registrant follows the guidelines of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB101). LLC signed a development agreement for the Omagine Project with the Government of Oman in October 2014, and will recognize revenue ratably over the development period of the Omagine Project measured by methods appropriate to the services or products provided.

Income Taxes - OMAG and JOL are subject to United States (“U.S.”) income taxes at both the federal and state level and LLC is subject to income taxes in Oman. Separate state income tax returns are filed with each state in the U.S. in which OMAG or any subsidiary of OMAG is incorporated or qualified as a foreign corporation. LLC files an income tax return in Oman. Other than with respect to LLC, the Company is not presently subject to income taxes in any foreign country. The Registrant reports interest and penalties as income tax expense. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted income tax rates. The Company establishes a provision for U.S. income taxes by applying the provisions of the applicable enacted tax laws to taxable income, if any, for the relevant period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, OMAG has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, OMAG has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the six months ended June 30, 2017 and 2016 were $270 and $270, respectively. (See Note 9).

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

For the six month periods ended June 30, 2017 and 2016, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2017	2016

Convertible Notes	549,204	150,090
Stock Options	3,107,000	3,269,000
Stock Appreciation Rights	1,455,000	1,455,000
Warrants	6,672,124	6,422,124
Total Common Shares Issuable	11,783,328	11,296,214

Non-controlling Interests in Omagine LLC - As of the date of this report (and subject to the closing of the exercise of the OMAG Options) LLC is owned 75% by OMAG. In May 2011, OMAG’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed by OMAG, JOL, the Office of Royal Court Affairs, an Omani organization representing the personal interests of His Majesty Sultan Qaboos bin Said, the ruler of Oman (“RCA”), and two subsidiaries of Consolidated Contractors International Company, SAL: “CCC-Panama” and “CCC-Oman” (collectively, “CCC”).

CCC has defaulted on its investment obligation under the Shareholder Agreement and OMAG exercised its options under the Shareholder Agreement (the “OMAG Options”) on April 3, 2017 to purchase all of LLC shares owned by CCC. Subsequent to the closing of this transaction CCC will no longer be a shareholder of LLC and the registered LLC shareholders with the Government of Oman will be so amended. As of the date hereof, the ownership percentages of LLC as registered with the Government of Oman are as follows:

LLC Shareholder	Percent Ownership
OMAG	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRS (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. This ASU 2014-15 is effective for annual periods ending after December 16, 2016, and interim periods thereafter. The Registrant does not believe that this pronouncement has had or will have a material impact on our financial statement disclosures.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the six months ended June 30, 2017 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

Three expert real estate valuation companies were engaged by LLC to independently value the Land Rights in accordance with the professional standards specified by the Royal Institution of Chartered Surveyors (“RICS”) and International Financial Reporting Standards (“IFRS”). The average of the three Land Rights valuations was 276,666,667 Omani Rials ($718,614,000).

LLC engaged the services of PricewaterhouseCoopers LLP (“PwC”) as its IFRS accounting consultant to definitively determine the correct method of recording the $718,614,000 average value of its Land Rights in its IFRS compliant financial statements. After receiving PwC’s written opinion, LLC then consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter and received Deloitte’s written opinion agreeing with the PwC opinion. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital, work-in-process (inventory) and land on LLC’s financial statements. With respect to the Company’s consolidated financial statements, OMAG’s independent auditor in the U.S. has likewise concurred that, pursuant to US GAAP, the Land Rights should also be recorded as capital, inventory and land.

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

As more fully described in Note 1 and in Note 11 (See: “the Omagine LLC Shareholder Agreement section of Note 11), financing for the Omagine Project has not yet been secured. If such financing is not obtained, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the land under development described above.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
	2017	2016

Prepaid rent (New York office)	$	$1,859

Common Stock issued to investor relations vendor for services to be rendered from July 1, 2017 to December 31, 2017	15,000	-

Total	$15,000	$1,859

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	June 30,	December 31,
	2017	2016
Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	$150,000	$150,000

Accrued Interest	101,206	93,768

Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	35,000	35,000

Accrued Interest	43,769	41,165

Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:

Principal	50,000	50,000

Accrued Interest	20,501	18,021

Due to entity owned by two Directors of Omagine, interest at 5% per annum, due on December 24, 2016, convertible into Common Stock at a conversion price of $0.75 per Common Share:

Principal	100,000	100,000

Accrued Interest	4,260	1,781

Due to an investor, interest at 0% per annum, due on September 12, 2017, convertible into Common Stock at a conversion price of $0.40 per Common Share (as modified on April 13, 2017 from a $50,000 note payable bearing interest at 5% per annum due on April 13, 2017 and convertible at a conversion price of $0.65 per share):

Principal	100,000	50,000

Unamortized Debt Discount	-	(13,904)

Accrued Interest	-	541
Total	$604,736	$526,372

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

Notes payable and accrued interest thereon due to YA consist of:

	June 30,	December 31,
	2017	2016

December 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($75,000 monthly January 2017 to March 2017, $65,000 monthly April to June 2017, $55,000 monthly July 2017 to October 2017, $50,000 in November 2017 and $60,000 in December 2017.)	460,000	750,000
Less: Unamortized debt discount at June 30, 2017 and December 31, 2016	(31,250)	(68,750)
Principal, net	428,750	681,250
Accrued interest	9,215	5,137
Total	$437,965	$686,387

NOTE 6 – NOTE PAYABLE – ST. GEORGE INVESTMENTS LLC

On November 14, 2016, the Registrant entered into an interest free six month Convertible Promissory Note with an accredited investor for the principal amount of $185,000 due on May 13, 2017, convertible into the Registrant’s Common Stock only in the case of an Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for OMAG’s Common Stock during the twenty trading days immediately preceding the Conversion. OMAG may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Registrant received net proceeds of $150,000 on November 16, 2016. On May 10, 2017 OMAG and St. George executed an Amendment to Convertible Promissory Note extending the maturity date to July 17, 2017 in consideration of a $10,000 extension fee paid to St. George. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement and Exhibit 10.50, the Amendment to the Convertible Promissory Note). The maturity date of the Convertible Promissory Note was subsequently further extended to September 17, 2017 (See Note 13 – Subsequent Events).

NOTE 7 – NOTE PAYABLE - JSJ INVESTMENTS INC.

On May 8, 2017, the Registrant entered into a Convertible Promissory Note with JSJ Investments Inc., an accredited investor, for the principal amount of $100,000 with interest at 12% per annum, due February 7, 2018 and convertible into OMAG’s Common Stock after 180 days from the Issuance Date at a conversion price equal to 60% of the lowest trading price of the Common Stock during the twenty day period prior to the conversion. The Registrant may prepay the Note in full together with any accrued interest before the Prepayment Date which occurs 180 days after the Issuance Date with a cash redemption premium of 125% (in the case of prepayments within 90 days of the Issuance Date), 135% (in the case of prepayments 91 to 120 days after the Issuance Date) and 140% (in case of prepayments 121 to 180 days after the Issuance Date). (See: Exhibit 10.49, the Convertible Promissory Note).

NOTE 8 – COMMON STOCK

With respect to the issuances of the Common Shares listed below:

1.	see Note 11 under “Equity Finance Agreements” with respect to sales of Common Shares made to YA II PN, Ltd. (p/n/a YA Global Master SPV, Ltd.) (“YA”) pursuant to the Standby Equity Distribution Agreement (“2014 SEDA”).
2.	where issuances of restricted Common Shares occurred at non-discounted valuations, it is so noted and all such non-discounted valuations were based on the closing price of a Common Share on the relevant date.
3.	where issuances of restricted Common Shares occurred at discounted valuations, it is so noted and all such discounted valuations were calculated using the Finnerty Method based on the closing price of a Common Share on the relevant date less a restricted stock discount.
4.	where issuances of restricted Common Shares occurred at agreed upon negotiated prices, the sale proceeds or value of services rendered are so noted.

On January 4, 2017, OMAG contributed 123,782 restricted Common Shares at a non-discounted valuation of $76,250 to all eligible employees of Omagine Inc. 401(k) Plan.

On January 4, 2017, OMAG issued 81,169 restricted Common Shares at a non-discounted valuation of $50,000 to each of the Registrant’s three independent directors based on the $0.616 closing price of the Registrant’s Common Stock on December 30, 2016 for the 50% non-cash payment of the $100,000 annual retainer due them.

On January 13, 2017, OMAG sold 18,051 restricted Common Shares to an accredited investor for proceeds of $10,000.

On January 20, 2017, OMAG sold 25,000 restricted Common Shares to an accredited investor for proceeds of $12,500.

On January 25, 2017, OMAG sold 20,000 restricted Common Shares to an accredited investor for proceeds of $10,000.

On February 1, 2017, the President of the Registrant purchased 100,000 restricted Common Shares based on the $0.62 closing price of OMAG’s Common Stock on January 31, 2017 minus the Finnerty discount of 18% for proceeds of $51,000.

On February 2, 2017, the three independent OMAG directors each purchased 94,340 restricted Common Shares and OMAG’s Vice President purchased 47,170 restricted Common Shares based on the $0.6414 closing price of OMAG’s Common Shares on February 1, 2017 minus the Finnerty discount of 18% for aggregate proceeds of $175,000.

On February 21, 2017, OMAG sold 200,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $100,000.

On March 31, 2017, OMAG issued 93,750 restricted shares of Common Stock to its investor relations vendor as payment in full for $37,500 of services rendered for the period January 1, 2016 through March 31, 2017, and issued an additional 56,250 restricted shares of Common Stock to the same vendor as payment in full for $22,500 of services to be rendered for the period April 1, 2017 through December 31, 2017.

On April 4, 2017, OMAG sold 266,667 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $80,000.

On April 17, 2017, pursuant to the SEDA, OMAG sold 132,275 Common Shares to YA for proceeds of $50,000.

On May 30, 2017, OMAG sold 25,253 restricted Common Shares to an accredited investor for proceeds of $7,500.

On June 6, 2017, OMAG sold 64,977 restricted Common Shares to an accredited investor for proceeds of $10,000.

On June 7, 2017, OMAG sold 20,000 restricted Common Shares to an accredited investor for proceeds of $3,078.

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

On April 5, 2016, the president of the Registrant purchased 56,000 restricted Common Shares based on the $0.90 closing price of OMAG’s Common Stock on such date of purchase. The total purchase price of $50,400 was paid to the Registrant by the $50,400 reduction in the accrued salary and expenses owed by the Registrant to its president.

On April 6, 2016, the three independent directors of the Registrant each purchased 27,778 restricted Common Shares based on the $0.90 closing price of OMAG’s Common Stock on April 5, 2016 for an aggregate of 83,334 Common Shares purchased. The aggregate purchase price of $75,000 was paid to OMAG by the $25,000 reduction in accrued director’s fees owed by the Registrant to each of the independent directors.

On April 12, 2016, OMAG sold 700,000 restricted Common Shares to a non-U.S. person who is an accredited investor for proceeds of $504,000.

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

On October 14, 2016, the Registrant entered into a Convertible Promissory Note with an accredited investor for the principal amount of $50,000 with interest at 5% per annum, due on April 14, 2017 and convertible into the Registrant’s Common Stock at a conversion price of $0.65 per Common Share.

On October 17, 2016, the Registrant entered into an Interest Free Promissory Note with an accredited investor for the principal amount of $75,000, due on December 13, 2016, and in lieu of any interest due and payable on the principal amount of the Note, the Registrant issued to the Note Holder 150,000 Common Stock Purchase Warrants exercisable at the greater of (a) $0.50, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date. On December 5, 2016, the $75,000 note was satisfied (see sixth succeeding paragraph below).

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

On November 14, 2016, the Registrant entered into an interest free Convertible Promissory Note with St. George Investments LLC, an accredited investor, for the principal amount of $185,000 due on May 15, 2017, six months from the funding date of November 16, 2016, convertible into the Registrant’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Registrant’s Common Stock during the twenty trading days immediately preceding the Conversion. OMAG may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, OMAG received net proceeds of $150,000 on November 16, 2016.

On December 5, 2016, OMAG sold 300,000 restricted Common Shares to an accredited investor for proceeds of $150,000 which was paid to OMAG by the cancellation and payment in full of the Registrant’s $75,000 Promissory Note dated October 17, 2016 (see sixth preceding paragraph above) and the remaining $75,000 of the purchase price was paid to OMAG in cash.

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

On September 1, 2015, two new Directors were each issued 25,000 restricted Common Shares at a value of $50,000 each for services to be rendered from September 1, 2015 to December 31, 2015.

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

NOTE 9 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

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

OMAG has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At June 30, 2017, there were 2,117,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). OMAG intends to seek its shareholders’ ratification of the adoption by OMAG of the Amended 2014 Plan. At June 30, 2017, there were 990,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the periods ended June 30, 2017 and 2016 pursuant to both the 2003 Plan and the Amended 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Exercised Q2 2016	(2,000)	$0.85
Expired Q2 2016	(2,000)	$0.85
Outstanding June 30, 2016	4,724,000	$1.98	0.91	-

Exercisable at June 30, 2016	4,724,000	$1.98	0.91	-

Outstanding at January 1, 2017	4,724,000	$1.98	1.02	-
Expired Q1 2017	(160,000)	$1.25	-	-
Expired Q2 2017	(2,000)	$1.70
Outstanding June 30, 2017	4,562,000	$2.00	0.55	-

Exercisable at June 30, 2017	4,562,000	$2.00	0.55	-

Of the 4,562,000 Stock Options and SARs outstanding at June 30, 2017, 2,915,000 of such Stock Options were issued by OMAG in January 2012 and December 2014 as “Strategic Options” to officers, directors and consultants of OMAG whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested, provide for a cashless exercise feature and currently expire on December 31, 2017; 1,965,000 of the Strategic Options are exercisable at $1.70 and 950,000 are exercisable at $2.55. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by OMAG in December 2012 to December 31, 2013 (the “First Extension”) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”) and on December 9, 2016 to December 31, 2017 (the “Fifth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”) and on December 9, 2016 to December 31, 2017 (the “Second Extension”).

Of the 2,915,000 Strategic Options, an aggregate of 1,685,000 were granted to OMAG’s three officers, an aggregate of 125,000 were granted to OMAG’s independent directors and 1,000,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2017, is also a consultant to the Registrant. Of the 3,107,000 Stock Options outstanding at June 30, 2017, 192,000 of such Stock Options are not Strategic Options.

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

On August 31, 2015, OMAG granted an aggregate of 1,455,000 Stock Appreciation Rights (“SARs”) to six persons exercisable at $2.00 per share and expiring on December 31, 2017. Of the 1,455,000 SARs, an aggregate of 750,000 were granted to three officers of OMAG, 15,000 were granted to one OMAG independent director and 675,000 were granted to the Deputy Managing Director of LLC. The $1,654,481 estimated fair value of the SARs was calculated using the Black Scholes option pricing model and the following assumptions: (i) $1.60 share price, (ii) 854 day term, (iii) 147% expected volatility, (iv) 0.28% (854 day term) risk free interest rate and was expensed in full in the quarterly period ended September 30, 2015.

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

On December 9, 2016, the expiration date of the 950,000 Strategic Options issued in December of 2014 was extended from December 31, 2016 to December 31, 2017 (the “Second Extension”). The $59,660 estimated value of the Second Extension was calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.78 share price, (ii) 387 day term, (iii) 91.45% expected volatility, (iv) 0.85% (387 day term) risk free interest rate and was expensed in full in the quarterly period ended December 31, 2016.

Issued and outstanding Stock Options and SAR’s (all non-qualified) as of June 30, 2017 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2017
2015	1,455,000	1,455,000	$2.00	December 31, 2017
Totals	4,562,000	4,562,000

A summary of information about Stock Options and SARs outstanding at June 30, 2017 is as follows:

	Stock Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01 - $2.00	3,462,000	1.83	0.53	3,462,000	1.83
$ 2.01 - $3.00	1,100,000	2.56	0.61	1,100,000	2.56
Totals	4,562,000	$2.00	0.55	4,562,000	$2.00

As of June 30, 2017, there was $270 of unrecognized compensation costs relating to unexpired Stock Options, that is expected to be recognized in 2017.

Warrants

As of June 30, 2017, OMAG had 6,672,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

Adjustable Warrants

On October 14, 2016, in connection with a non-interest bearing convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), OMAG issued 150,000 Warrants to Rural Concepts, each of which is exercisable for the purchase of one restricted Common Share at a per Common Share purchase price equal to the greater of (a) $0.50 per Common Share, or (b) 80% of the Market Price on the Trading Day immediately preceding the relevant Exercise Date (the “Adjustable Warrants”). On April 13, 2017, the Registrant issued a non-interest bearing $100,000 convertible promissory note to an accredited investor due October 12, 2017. In connection with the six month Note the Registrant issued 100,000 Adjustable Warrants to the accredited investor. The Adjustable Warrants expire on December 31, 2017.

The Strategic Warrants

OMAG has 6,422,124 Warrants outstanding, 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 and 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 (collectively, the “Strategic Warrants”).

OMAG filed a post-effective amendment to its registration statement on Form S-1 (Commission File No. 333-183852) whereby the Strategic Warrants and the 6,422,124 Common Shares underlying the Strategic Warrants were registered by OMAG (the “Warrant Registration”). The Warrant Registration was declared effective by the SEC and its effective status expired. OMAG filed another post-effective amendment to the Warrant Registration on February 11, 2015 which was declared effective by the SEC on February 13, 2015 and its effective status expired. OMAG filed another post-effective amendment to the Warrant Registration on January 14, 2016 which was declared effective by the SEC on January 25, 2016 (the “Updated Warrant Registration”). As of the date hereof, the effective status of the Updated Warrant Registration expired and the Registrant intends to file a post-effective amendment to such Registration Statement with the SEC in order to again register the Common Shares issuable upon the exercise of the Strategic Warrants. Neither the exercise prices of the Strategic Warrants nor the number of Common Shares issuable upon exercise of the Strategic Warrants are subject to adjustment in the event of a stock split, combination or subdivision of the Common Stock, or a dividend, reclassification, reorganization, or spinoff.

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

NOTE 10 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	June 30,	December 31,
	2017	2016

U.S. federal net operating loss carry forwards	$6,529,000	$6,333,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	2,073,000	2,011,000
	8,602,000	8,344,000
Less: Valuation allowance	(8,602,000)	(8,344,000)
Total	$-	$-

Management has determined, based on the Registrant’s current condition, that a full valuation allowance is appropriate at June 30, 2017. At June 30, 2017, the Registrant had U.S. federal net operating loss carry forwards of approximately $20,727,000 expiring in various amounts from fiscal year 2017 to fiscal year 2037.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Registrant believes that it has no uncertain tax positions and no unrecognized tax benefits at June 30, 2017 and December 31, 2016.

NOTE 11 – COMMITMENTS

Leases

OMAG maintains its corporate offices at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by OMAG under a month to month lease from an unaffiliated third party. LLC leases premises in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2017 which provides for an annual rental of $35,880. The Registrant’s rent expense for the six month periods ended June 30, 2017 and 2016 was $29,389 and $30,967, respectively.

Employment Agreements

The Registrant presently has no employment agreements with any person.

Pursuant to a prior employment agreement, OMAG was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. OMAG plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its President. For the years ended December 31, 2015 and 2016 the Registrant continued to accrue salary payable to Mr. Drohan on the basis of an annual salary of $125,000. On May 1, 2015 the Registrant paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Registrant applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Registrant applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Registrant paid its President $55,601 of accrued officer’s payroll. On February 1, 2017 the Registrant applied $51,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.51 per share. At June 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its President of $99,905 and $88,405, respectively.

Pursuant to a prior employment agreement, OMAG was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. OMAG plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its Vice-President on the basis of an annual salary of $100,000. During 2015 the Registrant paid Mr. Kuczynski accrued officer’s payroll of $33,000 on March 26, $2,000 on September 9, $3,200 on October 2, and $2,500 on December 7, 2015. During 2016 the Registrant paid its Vice President accrued officer’s payroll of $32,000 on June 23, $2,700 on July 28, $1,000 on October 20, $6,000 on November 4, and $10,000 on December 9, 2016. On February 2, 2017 the Registrant applied $25,000 of accrued officer’s payroll in exchange for the purchase of 47,170 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.53 per share. At June 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Vice-President of $141,072 and $149,121, respectively.

OMAG has from time to time fully or partially suspended and accrued salary payments due to its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Registrant paid its Controller $25,000 of accrued officer’s payroll. On December 9, 2016 the Registrant paid the Controller $7,500 of accrued officer’s payroll. At June 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Controller of $222,100 and $182,100, respectively.

Equity Financing Agreements

Omagine, Inc. and YA were parties to a Stand-By Equity Distribution Agreement (the “2011 SEDA”) which was due to expire on September 1, 2014. On July 21, 2014, the 2011 SEDA was terminated by the mutual consent of OMAG and YA.

On April 22, 2014, OMAG and YA entered into a new Standby Equity Distribution Agreement on generally the same terms and conditions as the 2011 SEDA (the “2014 SEDA”). Unless earlier terminated in accordance with its terms, the 2014 SEDA was to terminate automatically on the earlier of (i) the first day of the month next following the 24-month anniversary of the “Effective Date” (as hereinafter defined) (i.e. February 1, 2017), or (ii) the date on which YA shall have made payment to OMAG of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000. On September 20, 2016, the Registrant and YA entered into an agreement amending the SEDA extending the term of the 2014 SEDA to February 1, 2019 or to such date on which YA shall have made payment to OMAG of Advances pursuant to the 2014 SEDA in the aggregate amount of $5,000,000 (the “Second SEDA Amendment”). On April 22, 2014, in satisfaction of a $150,000 commitment fee due pursuant to the 2014 SEDA, OMAG issued 85,822 restricted Common Shares to YA Global II SPV, LLC, which is an affiliate of YA (the “Affiliate”). On September 21, 2016 in satisfaction of a $150,000 commitment fee due pursuant to the Second SEDA Amendment, OMAG issued 161,290 restricted Common shares to the YA Affiliate. (See Note 8).

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

Development Agreement and Usufruct Agreement

OMAG’s majority owned subsidiary, LLC, signed a DA with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance, which Ratification occurred in March 2015. On July 1, 2015 (the “Operative Date”), the Government and LLC entered into the UA with respect to the land constituting the Omagine Site.

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

The Operative Date of July 1, 2015 is the date from which all time periods for the execution by LLC of various tasks enumerated in the DA are to be measured. The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon the following milestone dates being achieved (any or all of which may be extended or waived by the Government): (1) LLC’s delivery to the Government within twelve months from the Operative Date of a term sheet with lenders for the financing of the first phase, any other phase or all of the Project, (2) LLC’s submission to the Ministry of Tourism of a social impact assessment within 8 months of the Operative Date and the Government’s approval thereof within 12 months of the Operative Date, (3) the Government’s approval within 12 months of the Operative Date of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company within 12 months of the Operative Date. The Ministry of Tourism has not further extended the Operative Date. Company management has had informal discussions with the concerned government officials and assuming LLC succeeds in closing an equity transaction with RCA per the Shareholder Agreement or to replace CCC as an LLC investor, management expects LLC will be granted an extension of time on many of such due dates similar to the extension of the Operative Date to July 1. 2015 already previously granted by the Government.

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

The foregoing discussion of the terms of the DA and UA is not meant to be definitive or complete and is qualified in its entirety by reference to the complete texts of the DA and UA as filed by the Registrant with the SEC.

Omagine LLC Shareholder Agreement

OMAG and JOL organized LLC in Oman and capitalized it with an initial investment of twenty thousand (20,000) Omani Rials ($52,000). On April 20, 2011, OMAG, JOL, RCA and CCC entered into a shareholder agreement relating to LLC (the “Shareholder Agreement”).

Pursuant to the Shareholder Agreement, OMAG invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of June 30, 2017, OMAG had invested 300,000 Omani Rials ($780,000) into LLC. Pursuant to the Shareholder Agreement, RCA invested the value of the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC on July 2, 2015.

Further pursuant to the Shareholder Agreement, RCA and CCC invested an aggregate of 60,000 Omani Rials ($156,000) into LLC and agreed, subject to certain conditions precedent, to make further additional investments into LLC in the aggregate amount of 26,628,125 Omani Rials ($69,233,125). As of the date hereof, CCC has defaulted on its obligation to make its Deferred Cash Investment into LLC and OMAG has exercised the OMAG Options to purchase all of the LLC shares owned by CCC. RCA has not yet made its Deferred Cash Investment into LLC which was due by July 17, 2016. OMAG and RCA anticipate agreement to an “Amended and Restated Shareholder Agreement” pursuant to which RCA will make its OR 7,640,625 [$19,865,625] Deferred Cash Investment. (See: Note 1).

The CCC Deferred Investment Obligation and the OMAG Options

The conditions precedent to CCC and RCA being required to make their agreed $69,233,125 aggregate additional investments (their “Deferred Equity Investments”) into LLC include (1) the execution of a construction contract on or before July 1, 2016 between LLC and CCC-Oman (the “CCC-Contract”) and (2) execution of a legally binding agreement between LLC and a lender pursuant to which such lender agrees to provide Debt Financing for the first phase or any or all phases of the Omagine Project in an amount sufficient to finance the first phase of the Omagine Project’s construction plus the installment payments due to OMAG for its Success Fee and Pre-Development Expense Amount (the “First Financing Agreement Date”).

The First Financing Agreement Date occurred on November 29, 2015 but the CCC-Contract was not executed on or before July 1, 2016 nor will it be executed and RCA and OMAG are presently in negotiations with investors which may lead to an “Amended and Restated Shareholder Agreement”.

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

Additionally pursuant to the Shareholder Agreement, such failure of the CCC-Contract to occur on or before July 1, 2016 automatically and without any further action required by any party, triggered and activated on July 2, 2016 an option in favor of Omagine, Inc. (the “OMAG Option”) to purchase all LLC Shares presently owned by CCC at any time of OMAG’s choosing prior to July 1, 2017 at a price equal to CCC’s original purchase price of 22,500 Omani Rials ($58,500). Furthermore pursuant to the Shareholder Agreement, neither CCC-Oman nor CCC-Panama is permitted to sell any of such LLC Shares presently owned by them prior to July 2, 2017 to any Person other than Omagine, Inc., or to a purchaser designated by Omagine, Inc., in a sale made pursuant to the exercise of the OMAG Option. On April 3, 2017 OMAG exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. After the closing of the option purchase LLC will then have only two shareholders – OMAG and RCA.

Although RCA and OMAG are presently negotiating with an investor to replace CCC as an LLC investor, there is no assurance that it will happen. If agreement is not reached by RCA and OMAG on the matters presently under discussion with such investor, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Registrant’s Consolidated Balance Sheet at June 30, 2017 and December 31, 2016 (See Note 2).

Further pursuant to the Shareholder Agreement, LLC is required to pay OMAG a Success Fee of $10,000,000 in five equal annual installments beginning on or within 10 days after the Draw Date and a Pre-Development Expense Amount to be determined (presently estimated at $17,920,114) payable 50% on or within 10 days after the Draw Date and 50% in five equal annual installments beginning on the first anniversary of the Draw Date. The Draw Date is defined as “the date upon which LLC draws and receives the first amount of Debt Financing pursuant to a Financing Agreement”. It is possible that the payment terms for the Pre-Development Expense Amount and the Success Fee may be modified.

NOTE 12 – RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016, respectively, OMAG’s accounts payable included $17,576 and $88,800 due to its officers and directors.

For the six months ended June 30, 2017 and 2016, OMAG expensed a total of $5,000 and $84,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, OMAG paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Registrant to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19, 2016 to May 23, 2016.

NOTE 13 – SUBSEQUENT EVENTS

On July 3, 2017, the Registrant issued a non-interest bearing $25,000 convertible promissory note to an accredited investor due January 2, 2018. The Conversion Price of the convertible promissory note is $0.15 per Common Share. On August 14, 2017, the note holder invested an additional $10,000 increasing the July 3, 2017 convertible promissory note to $35,000 according to the terms of the original note.

On July 7, 2017 (the “Grant Date”), the Registrant granted the aggregate of 1,950,000 stock options (the “July Strategic Options”) to three officers, three independent directors and two consultants pursuant to a Board of Directors resolution. All such July Strategic Options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of fifteen cents ($0.15) per share in cash or via a “cashless exercise feature” which exercise price is in excess of 115% of the closing sale price for a share of OMAG’s Common Stock on the trading day immediately prior to the Grant Date. All July Strategic Options are fully vested and are exercisable as of the Grant Date and all shall expire at 5pm Eastern Time on June 30, 2018. The eight individuals receiving grants of the July Strategic Options are: Frank J. Drohan, President, 500,000; Charles P. Kuczynski, VP and Secretary, 200,000; William Hanley, Controller, 100,000; 50,000 to each of three independent directors, Louis J. Lombardo, Jack A. Smith, and Alan M. Matus; Sam Hamdan, Consultant and Deputy Managing Director of Omagine LLC, 500,000 and Agron Telaku, consultant, 500,000.

On July 12, 2017, the Registrant and St. George Investments LLC executed a second amendment to the $185,000 Convertible Promissory Note dated November 14, 2016 extending the Maturity Date to August 17, 2017. In consideration of the extension, the Registrant paid $8,000 to St. George Investments LLC. On August 14, 2017, the Registrant and St. George Investments LLC executed a third amendment extending the Maturity Date to September 17, 2017. In consideration of the third extension, the Registrant paid $8,000 to St. George Investments LLC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The development of the Omagine Project has been delayed. Neither we nor RCA expected that a $5 Billion company like CCC would default on their investment obligation – but they did. CCC has now been removed as an LLC shareholder and is being replaced by a new financial investor.

In addition to the written Investment Agreement from the estate of our proposed new local investor mentioned below, we have verbal commitments from two European investment funds and are expecting a letter of intent shortly from third such fund which is active in real-estate investments in the MENA Region. LLC accelerated its efforts with non-GCC investors (who are value-oriented and less discount-oriented than local investors) and presently LLC is in final discussions with one of the two European investment funds.

During July and August 2017 and continuing up to the date hereof multifaceted discussions and correspondence between and among management, MOT and RCA occurred with respect to, among other things, the 13 month past due obligation of RCA to invest its $20 million equity investment into LLC (which was due & payable to LLC in July 2016), the status of the new investor to replace CCC, the timelines for completion of the Omagine Project and the possibility that the DA may be amended, replaced or terminated by MOT. These complex discussions continue as of the date hereof and involve at least two government ministries as well as other governmental entities and authorities. The outcome of these multifaceted discussions is not yet concluded but in all such similar prior events, RCA has fulfilled its obligations and MOT has granted the reasonable requests of the Company for the time extensions required to perform certain tasks such as the closing of either the past due RCA $20 million equity investment obligation and/or the new investor to replace CCC.

The OMAG Common Stock is, and always has been, a proxy for the performance of LLC and the project delays to date have put downward pressure on the OMAG Common Stock. When and if RCA fulfills is past due $20 million investment obligation or an investment transaction with one of LLC’s present investment prospects closes (which has not happened yet although we anticipated it would occur at the end of July 2017), LLC will begin the masterplanning and development of the Omagine Project. LLC management is presently in continuing intense discussions with:

i.	RCA about RCA’s long past due obligation to invest its $20 million equity investment into LLC, and

ii.	with one of the two European investment funds to replace CCC as an investor.

Management presently estimates that the total net positive cash flow from the development of the Omagine Project will be approximately $3 billion and the net present value of that cash flow is approximately $1.6 billion. A present estimate therefore of the portion of that projected cash flow allocable to OMAG would be in excess of $1 billion USD at OMAG’s present 60% to 75% ownership of LLC and this amount would be the approximate expected damages to OMAG in the event of any untoward circumstances (which no one presently expects to occur) arising from CCC’s default or from RCA’s failure to fulfill its past due $20 million investment obligation pursuant to the legally binding Shareholder Agreement to which it is a party.

The financing and execution framework for real estate development projects are usually quite similar. They generally move from concept design; to feasibility studies; to land acquisition; to masterplanning; to detailed design; to debt financing for construction; to construction; and then finally to revenue generating sales and/or operations.

The financial architecture of real estate projects generally requires that the developer (in our case, LLC) finance and pay for all organizational costs (legal, accounting, administrative, etc.), concept design, land acquisition (i.e. purchasing the land for the project), initial feasibility and market studies, masterplanning, detailed design, financial advisory fees and/or other engineering & development consultancy costs (collectively, the “Soft Costs”). The Soft Costs are all financed from the developer’s (in our case LLC’s) own cash resources provided by its shareholders (in our case OMAG, RCA and CCC). The cost of construction (the “Hard Costs”) are generally financed via bank loans (“Project Finance”).

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

As specifically memorialized by the Shareholder Agreement, LLC did not purchase the land rights with cash – but with shares of LLC stock. Therefore the consideration paid by RCA for the purchase of such shares of LLC stock was the approximately $720 million value of the land (“Land Rights”) given in exchange for such stock. The acquisition of the land rights by LLC in exchange for LLC stock was negotiated by OMAG on behalf of LLC and resulted in a $720 million increase in LLC’s shareholder equity with no cash outlay by LLC.

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

One can readily see therefore the significant borrowing power advantage and financial leverage afforded to LLC by OMAG’s negotiating and arranging for the aforementioned $720 million of Land Rights to be added to LLC’s shareholder equity. Only after the developer (LLC) completes the land acquisition, the necessary engineering & development consultancy studies and the project masterplanning (all of which are Soft Cost tasks to be paid for by LLC), can LLC approach banks to arrange the debt facilities needed to finance the Hard Costs of construction. In the case of the Omagine Project, management estimates that such Soft Cost expenses will be approximately $25 million USD.

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

OMAG conceptualized the project and executed and financed all Pre-DA efforts including the following strategic objectives (i) signing a Shareholder Agreement that memorialized the land acquisition and assembled an unassailably credible and financially strong shareholder structure for LLC (RCA and CCC); (ii) arranging a world-class construction contractor with proven capability & financial capacity (CCC); (iii) demonstrating the project’s desirability and viability to the Government (getting the DA signed). Delays in signing the DA were much longer than expected but ultimately the foregoing Pre-DA strategic objectives - including the land acquisition - were achieved.

OMAG had financed its support of LLC and the Omagine Project during this Pre-DA time with private placement sales of its Common Stock, the YA SEDA and via a rights offering to its shareholders. Management viewed its Post-DA tasks as less complicated since the financial and operational roadmap had been put in place. The Shareholder Agreement was specifically structured to, among other things:

i.	have LLC assume the ongoing financial burdens of carrying out the project in the Post-DA period,

ii.	increase LLC’s shareholder equity by $700 million to $1 billion via the land rights thereby greatly supporting LLC’s Project Finance bank loan requirements, and

iii.	reimburse OMAG for its $18 million of Pre-DA expenses.

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

For the next 17 months (Dec 2015 thru April 2017) - and although the 1st Financing Agreement Date had occurred on November 29, 2015 - and although CCC and LLC had agreed on several iterations of the construction contract, - CCC essentially strung LLC along with multiple promises and agreements to invest and to sign the construction contract – all of which false promises and agreements were ultimately dishonored by CCC.

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

Only OMAG stepped forward to do this. OMAG has incurred approximately $13 million in such Post -DA expenses to date. Since the DA was signed, OMAG has in fact single-handedly kept LLC and the Omagine Project viable via its continued financing of LLC’s operations.

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

Nevertheless, now that the long drama / spectacle with CCC is over, the only matter preventing forward progress on the Omagine Project is closing an approximately $20 million equity investment in LLC.

A long past due $20 million RCA equity investment obligation is already in place. Pursuant to the Shareholder Agreement, approximately one year ago in July 2016, RCA became obligated to invest $20 million into LLC. LLC has in a timely manner given RCA frequent written and verbal notices of this obligation but as of the date hereof RCA has not fulfilled this investment obligation. LLC management is also attempting to close a new investor to replace the CCC investment.

This process has been ongoing now for many months and is well advanced. We expected to close a new LLC investment with a Swiss fund in July 2017 but that did not happen and discussions with that fund are presently ongoing. Management expects, but cannot guarantee, that its ongoing discussions with the Swiss Fund will be successfully concluded.

Discussions with RCA regarding its $20 million equity investment obligation which became due under the Shareholder Agreement in July 2016 are also ongoing and are bound up with the complex negotiations mentioned above between and among LLC, OMAG, RCA and MOT.

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

LLC has accelerated its efforts with two European investment funds and presently is in final discussions with one of them.

Although often beset by byzantine delays, the present state of affairs with respect to the Omagine Project is quite straightforward. LLC will begin the masterplanning and development of the Omagine Project when either:

i.	RCA fulfills its obligation pursuant to the Shareholder Agreement to invest its $20 million equity investment into LLC, or

ii.	The closing of an equity investment with a new LLC investor to replace CCC occurs (which has not yet occurred although we previously expected it to occur by the end of July 2017).

Ongoing discussions and negotiations with the new investor and separately between and among the several parties involved (including RCA, MOT, OMAG and other relevant government officials) are expected to resolve the RCA investment impasse and the new investor closing but management is unable at this time to predict when this will occur.

Notwithstanding the foregoing, shareholders and investors are again cautioned that until an equity investment transaction as generally described above actually closes LLC will not have the funding sufficient to begin design, masterplanning and initial site work on the Omagine Project and no assurance can be given at this time that any such investment transaction will be finally consummated. We have experienced considerable delays to date.

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

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. OMAG has 22,152,350 shares of its Common Stock issued and outstanding as of June 30, 2017.

In November 2009, OMAG organized LLC as a wholly owned subsidiary under the laws of the Sultanate of Oman (“Oman”) to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). OMAG originally capitalized LLC at Omani Rials (“OR”) 20,000 [$52,000]. In October 2014, LLC and the Government of Oman (the “Government”) signed an agreement (the “Development Agreement” or “DA”) for the development in Oman by LLC of the Omagine Project (See: Exhibits 10.7 and 99.1 and “The Development Agreement and the Usufruct Agreement”, below). On July 2, 2015, after the Usufruct Agreement (“UA”) was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Government and LLC agreed that July 1, 2015 (the “Operative Date”) was the date from which time periods for the execution by LLC of certain tasks enumerated in the DA were to be measured.

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

CCIC is a 65 year old Lebanese multi-national company headquartered in Athens, Greece having worldwide and operating subsidiaries in among other places, every country in the MENA Region. In its fiscal years immediately prior to 2016, CCIC had approximately five (5) billion U.S. dollars in annual revenue and one hundred thirty thousand (130,000) employees but management’s best information at this time is that both CCIC’s revenue and number of employees have since been dramatically reduced as a result of adverse economic and business conditions for CCIC in the MENA Region (See: “Market Conditions” below). CCC-Panama and CCC-Oman are sometimes referred to collectively in this report as “CCC”.

As previously disclosed, all our prior efforts to conclude the CCC Contract and CCC’s required investment under the Shareholder Agreement were unsuccessful. On April 3, 2017 OMAG exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama, thereby leaving OMAG and RCA as LLC’s two remaining shareholders. After the closing of the option purchase the Registered Shareholders at the Ministry of Commerce & Industry in Oman will be amended to reflect the fact that CCC is no longer an LLC shareholder.

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

The investor’s heirs have acknowledged the validity of the Investment Agreement and have agreed to fulfil their father’s commitment pursuant to it as soon as his estate (which we understand to be quite substantial and complicated) is settled. LLC management has been dealing with the investor’s heirs since December 2016 and our understanding from them is that their father’s estate will be settled “soon”. We have concluded however that we can no longer rely on their assurances of an imminent conclusion as the heirs have frequently indicated to us that the estate settlement was imminent – but delays have continued to date.

Management has not abandoned its efforts to close the investment transaction memorialized by the Investment Agreement but we have lost much valuable time and no longer believe it will occur in the time frame we and the Ministry of Tourism require. No assurance can be given to investors and shareholders that such investment transaction will actually occur until it actually does occur.

Since exercising the OMAG Options, we have accelerated our efforts with the two European investment funds with whom we have, as previously disclosed, been holding discussions in parallel. We are no longer relying on the prompt conclusion of the estate settlement mentioned above and we are in final discussions with one of such two European investment funds and although we had expected to close an investment with this fund by the end of July that did not happen. Discussions continue with this fund and separately with RCA to close either the RCA $20 million equity investment obligation and/or the new investor to replace CCC. When the estate does settle, we will entertain an investment from the heirs.

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

Although LLC is presently negotiating (i) with RCA with respect to its $20 million equity investment obligation which is past due pursuant to the provisions of the Shareholder Agreement, and (ii) with an investor to replace CCC as an LLC investor, there is no assurance that either of these investments will happen until they actually do happen. If agreement is not reached by LLC and/or RCA and/or the new investor on the matters presently under discussion, or if alternative financing is not obtained for both LLC and OMAG, LLC may not be able to complete the Omagine Project, the Company may not be able to continue operations, and LLC may not be able to recover the $718,614,000 value of the Land Rights included in the Registrant’s Consolidated Balance Sheet at June 30, 2017 and December 31, 2016. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Investors and shareholders are cautioned not to place undue reliance on any forward-looking statement or forecast, which speaks only as of the date hereof.

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

The construction contract with CCC-OMAN was not signed and the investments required pursuant to the Shareholder Agreement from CCC-Oman, CCC-Panama and RCA were not received by LLC. Pursuant to the terms and conditions of the Shareholder Agreement, OMAG was granted the OMAG Options to purchase the 225,000 Initial CCC Shares from CCC for 22,500 Omani Rials ($58,500) in the event of a default by CCC. (See: the Shareholder Agreement attached hereto as Exhibit 10.6). On April 3, 2017 OMAG exercised the OMAG Options to purchase all of the shares of LLC owned by CCC.

As of June 30, 2017 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

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

As of June 30, 2017 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

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

In order to bring the Omagine Project to its present state, OMAG (as of June 30, 2017), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as OMAG had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and Omagine LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $12.6 million (as of June 30, 2017) on behalf of the Omagine Project via cash loans from Omagine, Inc. to Omagine LLC (“Loans”) and the direct payment by Omagine, Inc. of Omagine LLC liabilities and accounts payable (“Advances”) consisting of $5.2 million of cash and $7.4 million of non-cash items, neither of which Loans nor Advances Omagine, Inc. had any obligation whatsoever to do pursuant to the SHA.

All $12.6 million of such Loans and Advances are liabilities of LLC to OMAG and due on demand. All $17.9 million of such Pre-Development Expenses will be liabilities of LLC, reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may be amended) See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC” as of June 30, 2017, below.

Table E - Pre-Development Expenses, Loans and Advances

summary	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances as of 6/30/2017 (incurred on or after the October 2, 2014 DA signing date)	$5,244,542	$7,395,335	$12,639,877

Total - (Due to OMAG from LLC)	$18,856,493	$11,703,498	$30,559,991

The foregoing summary of some of the terms of the Shareholder Agreement and does not purport to be complete and it is qualified in its entirety by reference to the full text of the SHA. The full text of the SHA is attached hereto as Exhibit 10.6. RCA and OMAG are presently in negotiations with investors which may lead to an Amended and Restated Shareholder Agreement.

The Omagine Project

The Omagine Project is a mixed-use tourism and residential real estate project. Subject to normal and customary scheduling changes during its development and construction the Omagine Project is expected to take approximately five years from the start date to complete. Due to CCC’s default on its investment and construction contract obligations pursuant to the Shareholder Agreement and to RCA’s delay in making its $20 million investment into LLC as required by the Shareholder Agreement, the project’s start date has been significantly delayed and has not yet occurred. The Omagine Project is being developed on one million square meters (equal to 100 hectares or approximately 245 acres) of beachfront land (the “Existing Land”) facing the Gulf of Oman just west of Oman’s capital city of Muscat and approximately six miles from Muscat International Airport. Present development plans envision the creation of approximately a net additional 106,000 square meters of “Reclaimed Land” which together with the Existing Land will comprise approximately 1,106,000 square meters of land (the “Project Land”). The Omagine Project will require substantial Project Finance to complete (See: “The Shareholder Agreement”, above and “Financial Advisor”, below).

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

The Development Agreement and the Usufruct Agreement

OMAG’s majority owned subsidiary, LLC signed a Development Agreement (“DA”) with the Government of Oman in October 2014 for the development in Oman by LLC of the Omagine Project. The legal effectiveness of the DA was conditional upon its ratification by Oman’s Ministry of Finance which Ratification occurred in March 2015. On July 1, 2015, the Government and LLC entered into a Usufruct Agreement (“UA”) with respect to the Land Rights over the Existing Land and the DA and UA extend such Land Rights to all of the Project Land.

On July 2, 2015, after the UA was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Ministry of Tourism (“MOT”) of the Government and LLC agreed in writing that July 1, 2015 would be the “Operative Date” from which time periods for the execution by LLC of certain tasks enumerated in the DA are to be measured. The MOT states in relevant part in writing to LLC that: “We ask you to receive the land and begin procedures for executing the project as per the development agreement entered into with you, keeping in mind that the effective commencement date of the development agreement is 1 July 2015”. (See Exhibits 10.8 and 99.2). The MOT has not further extended the Operative Date but MOT has previously agreed that we should seek a new investor to replace CCC and then come back to MOT for the appropriate DA extensions as needed. Assuming LLC succeeds in closing the $20 million equity transaction with RCA specified in the Shareholder Agreement (or LLC replaces CCC with a new investor which was expected to happen in July but did not yet happen), we expect the Operative Date to be extended. No assurance however can be given that such an equity transaction will be closed or that the Operative Date will actually be extended until such events actually occur.

During July and August 2017 and continuing up to the date hereof multifaceted discussions and correspondence between and among MOT, RCA, LLC and OMAG occurred with respect to the obligation of RCA to invest its $20 million equity investment into LLC, the status of the new investor to replace CCC under separate discussion with LLC and the possibility that the DA might be amended, replaced or terminated by MOT. These complex discussions continue as of the date hereof and involve at least two government ministries as well as other governmental entities and authorities. The outcome of these multifaceted discussions is not yet clear to the several parties involved. This is not the first time such discussions have taken place and in all such similar prior events, the Government has granted the reasonable requests of the Company for extensions of the time required to perform certain tasks and/or to close either the RCA $20 million equity investment obligation and/or the new investor to replace CCC.

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date was achieved by the term sheet and financing agreement which LLC received from the Qatari Bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 are not yet achieved and are expected to be extended as mentioned above if and when the Operative Date is extended). LLC has suffered many delays as a result of the CCC default and RCA’s delay in making its required $20 million equity investment into LLC and we have been assured in the past by Government officials that the Operative Date will be extended by MOT provided we are able to close the RCA $20 million equity investment into LLC and/or the replacement investor for CCC in a timely fashion. We understand from these government officials that MOT is losing patience with LLC with regard to the continued delays and as a result the abovementioned complex discussions and negotiations between and among MOT, RCA, LLC and OMAG with respect to, among other things, the obligation of RCA to invest its $20 million equity investment into LLC are now taking place. No assurances can be given at this time however that LLC’s failure to meet certain milestone achievement dates will continue to be waived by MOT or that the Operative Date will be extended until these actions are actually done so in writing by MOT.

LLC management and RCA have met with and spoken to the staff at the Ministry of Tourism and with the Minister several times during the period from December 2016 to the date hereof in regard to CCC’s default, RCA’s investment obligation, our efforts to finalize the Amended and Restated Shareholder Agreement with the estate of our proposed new investor, our proposed European investment funds who may be replacement investors for CCC, as well as in regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date. The MOT (and all Government Ministries) are also acutely aware of the unusual fiscal strains imposed on the present banking and economic environments in the region. While no conclusive extension of the Operative Date can be made until RCA invests its past due $20 million equity investment obligation into LLC or/and until we close an investment transaction with a replacement investor for CCC, as noted above MOT is losing patience with LLC with regard to the continued delays and management is highly focused on convincing RCA to meet its $20 million investment obligation under the DA and on closing an equity investment for LLC with the new investor as soon as possible and then getting the Operative Date extended by MOT and the development of the Omagine Project started in earnest. No assurance can be given however to what extent, if any, that such an investment will be closed by LLC and RCA and/or an investor or that the Operative Date will in fact be extended by MOT.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA as indicated above. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract should be executed by June 30, 2016. This (i.e. the CCC Contract) did not happen as indicated above. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials in recent communications with them. It will be necessary for MOT to extend the Operative Date (and in turn, the MBO Completion Date) as they have previously agreed to do subject to LLC securing the necessary equity investments outlined above in order for LLC to be able to meet the DA’s construction deadline for the Minimum Build Obligation.

OMAG undertook and financed many development activities on behalf of LLC subsequent to the DA signing (the “Initial Activities”) in an effort to fast-track the Omagine Project’s development. The fast-track advantages sought to be gained thereby however have not materialized due to CCC’s default which resulted in LLC’s failure to utilize the $25 million Al-Rayan Loan to finance the Initial Activities, and LLC’s ongoing operations in Oman (See: our previous disclosures in prior reports filed with the SEC). The cause of such failure to utilize the $25 million Al-Rayan Loan was CCC’s failure to make its Deferred Cash Investment into LLC as required after the November 2015 Financing Agreement Date after initially agreeing to do so and LLC’s extended and much drawn out and ultimately futile negotiations with CCC relevant to the CCC-Oman construction contract (to which CCC often initially agreed to various versions and later reneged on their prior agreements).

Because of these delays therefore, the more serious and substantial design, masterplanning and construction activities for the Omagine Project did not begin in December 2015 as planned and as required for the fast-track development strategy and as management had planned; and they did not begin in July 2016 as would have been possible had RCA met its obligation to invest its $20 million into LLC in July 2016; and they have not yet begun. (See: “Initial Activities” and “Pre-Development Expenses and Loans and Advances to LLC”, below). The design, development and construction of the Omagine Project may still benefit from these Initial Activities having been undertaken but certainly not to the extent envisioned by our planned fast-track development approach.

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

●	In November 2014, LLC engaged the Oman office of Savills (http://www.savills.com/ (“Savills”) operating as Arabian Real Estate LLC (http://www.savills.om). Savills provides real estate services from over 600 offices worldwide, is listed on the London Stock Exchange, and is a FTSE 250 Index company.

●	In December 2014, LLC engaged DTZ International Ltd., a Dubai, UAE firm (now: Cushman & Wakefield International Limited) with extensive experience in Oman (http://www.cushmanwakefield.com) (“C&W”). C&W is one of the top global commercial real estate service companies.

●	In January 2015, LLC engaged Jones Lang LaSalle, UAE Limited, Dubai Branch (http://www.jll-mena.com/mena/en-gb/locations/Our-locations-in-MENA/dubai) (“JLL”). JLL has 53,000 employees operating across more than 230 offices in 80 countries.

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

The Land Rights over the Project Land are extensive, are closely akin to ownership rights and include the right to sell such land on a freehold basis. The Land Rights are virtually equivalent to ownership rights and like any asset, if its value were to become impaired for any reason (including any contractual reason pursuant to the DA requirements), a reserve for such impairment would need to be established at such time. Although it is not required to do so, in view of the unsettled economic environment in Oman and the greater MENA Region and because of the inordinate delays in resolving the CCC matters and obtaining a replacement investor for CCC, LLC plans to update its land valuation when it has the resources to do so to verify if any material changes in the value of the Project Land may have occurred since the above three valuation reports were completed. Consideration of the foregoing concerns may possibly require the establishment of such a reserve for impairment. Management’s decision as to whether or not to undertake such updated reports and/or whether or not to establish such a reserve will depend to a large extent upon management’s assessment at the time of the likelihood of (i) RCA fulfilling its $20 million equity investment obligation under the Shareholder Agreement, and (ii) securing a replacement investor for CCC, and the economic conditions in Oman. As of the date hereof intense and multifaceted discussions and correspondence between and among management, MOT and RCA continue with respect to the obligation of RCA to invest its $20 million equity investment into LLC, the status of the new investor to replace CCC under separate discussion with LLC and the possibility that the DA might be amended, replaced or terminated by MOT. These complex discussions involve at least two government ministries as well as other governmental entities and authorities. If such discussions are not resolved favorably to LLC or if the Operative Date and DA timelines are not extended or if either the past due $20 million equity investment by RCA or the equity investment by the new investor is not soon received by LLC, then the Company may not be able to complete the Omagine Project or continue operations and may not be able to recover the $718,614,000 value of the Land Rights recorded in its financial statements. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital and as tangible assets (work-in-process inventory and land) on LLC’s financial statements.

With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land. Also pursuant to US GAAP long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets such as the Land Rights to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the estimated fair value.

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

Subsequent to the October 2, 2014 DA signing date OMAG has voluntarily - and without any obligation to do so - single-handedly kept LLC and the Omagine Project financially afloat by expending (as of June 30, 2017) an additional $ 12,639,877 million on behalf of LLC and the Omagine Project via Loans and Advances from OMAG to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$5,244,542	$7,395,335	$12,639,877

Total Due to OMAG from LLC	$18,856,493	$11,703,498	$30,559,991

All $12,639,877 of such Loans and Advances are liabilities of LLC to OMAG and are payable on demand. All $17,920,114 of such Pre-Development Expenses will be liabilities of LLC to OMAG and reimbursable to OMAG in accordance with the terms of the Shareholder Agreement. The terms and conditions of an Amended and Restated Shareholder Agreement may change the presently existing terms and conditions of the existing Shareholder Agreement.

The Pre-Development Expense Amount

Pursuant to the Shareholder Agreement as presently in effect, the date subsequent to the first Financing Agreement Date when LLC draws down the first amount of debt financing is defined as the “Draw Date”.

The first Financing Agreement Date occurred on November 29, 2015 when LLC and Masraf Al Rayan signed a Financing Agreement. A Draw Date pursuant to that Financing Agreement never occurred however because CCC, after first agreeing in December 2015 to promptly (i) finalize the negotiation of the CCC-Oman construction contract (“CCC-Contract”) which in December 2015 was in an advanced stage of completion, (ii) sign the CCC-Contract, and (iii) invest their Deferred Cash Investments immediately after the CCC-Contract was signed – subsequently – and on several different occasions defaulted on all of these commitments and on its obligations under the Shareholder Agreement. Consequently, these matters were the subject matter of numerous and virtually continuous discussions, negotiations and agreed changes (subsequently defaulted on by CCC) from December 2015 through March 2017 with many and varied interim “agreed agreements”, all of which were “agreed” and then later forsaken by CCC. The CCC-Contract negotiations were ultimately abandoned by management (See: “The CCC-Contract”, below) and the OMAG Options were exercised by OMAG in April 2017.

Further pursuant to the Shareholder Agreement as presently in effect:

1)	the liability for the Pre-Development Expense Amount shall be recorded on LLC’s financial records on the Draw Date and in accordance with International Financial Reporting Standards (“IFRS”), and

2)	fifty percent (50%) of the Pre-Development Expense Amount will be paid to OMAG on or within ten (10) days after the Draw Date, and

3)	the remaining fifty percent (50%) of the Pre-Development Expense Amount will be paid to OMAG in five equal annual installments beginning on the first anniversary of the Draw Date.

The Loans and Advances to LLC

The $12,639,877 of Loans and Advances (as of June 30, 2017) are payable to Omagine, Inc. by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and Omagine has no intention of demanding immediate payment of the Loans and Advances until LLC has such financial capacity).

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

As of the date hereof, OMAG reluctantly continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC for the Omagine Project and expects to do so for only a short time further or until the closing of an equity investment into LLC occurs.

In light of the First Financing Agreement Date having already occurred with no associated Draw Date, an Amended and Restated Shareholder Agreement (assuming it is agreed and executed) is expected among other things, to address, restate and formalize more precisely the terms of repayment by LLC to OMAG of the Pre-Development Expense Amount and the Success Fee but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. As stated above however, the Loans and Advances are current liabilities of LLC and are payable by LLC to OMAG upon OMAG’s first simple demand. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished. Notwithstanding the foregoing, if and when LLC closes an equity investment as or similar to the equity investment mentioned above and herein with respect to the Investment Agreement or RCA or with one or both of the European investment funds (or other investor), it is OMAG management’s present intention to demand repayment from LLC of all or a large part of the Loans & Advances then due and owing from LLC to OMAG.

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

As of the date hereof, as a result of OMAG having made its OR 210,000 ($560,000) Deferred Cash Investment into LLC, LLC is presently obligated to issue and register a further 2,100,000 LLC Shares to OMAG.

RCA has made its OR 276,666,667 ($718,614,000) non-cash PIK Investment of the Land Rights into LLC but has not yet made its OR 7,640,625 [$19,865,625] Deferred Cash Investment into LLC in July 2016 as required by the Shareholder Agreement. In all likelihood OMAG and RCA will agree to an Amended & Restated Shareholder Agreement (including an Amended RCA Subscription Agreement) pursuant to which LLC will issue a further 663,750 LLC Shares to RCA in exchange for the Land Rights (which right to receive such 663,750 LLC Shares is waived by RCA pursuant to the present Shareholder Agreement because of RCA’s failure to make its OR 7,640,625 [$19,865,625] Deferred Cash Investment into LLC as required by the Shareholder Agreement.

As of the date hereof, CCC has defaulted on its obligation to make its Deferred Cash Investment into LLC and to negotiate in good faith and sign the CCC Contract and RCA has not yet made its Deferred Cash Investment into LLC in July 2016 as required by the Shareholder Agreement but is expected to do so pursuant to an Amended & Restated Shareholder Agreement which will include an Amended & Restated RCA Subscription Agreement.

As of the date hereof, the ownership percentages of LLC as registered at the Oman Ministry of Commerce & Industry are as follows:

LLC Shareholder	% Ownership
OMAG	60%
RCA	25%
CCC-Panama	10%
CCC-Oman	5%
Total:	100%

On April 3, 2017 OMAG exercised the OMAG Options to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama. RCA continues to be obligated to make its further cash investment into LLC in the aggregate amount of OR 7,640,625 [$19,865,625] but, depending upon the outcome of currently ongoing discussions, the timing and payment of such RCA Deferred Cash Investment may or may not change from that memorialized in the Shareholder Agreement presently in effect to that which may be agreed in an Amended and Restated Shareholder Agreement. CCC has indicated to management that it will default and not make its Deferred Cash Investment into LLC in the aggregate amount of OR 18,987,500 [$49,367,500].

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

Banks, Investors and Contractors

The Al Rayan Bank

As previously reported, on November 29, 2015, LLC executed a Murabaha Facility Agreement (the “Al Rayan Loan Agreement”) with Masraf Al Rayan Bank (Qatar) for a $25 million loan (the “Al Rayan Bank Loan”) to finance the first phase of the Omagine Project consisting of design, development and initial construction activities. The Al Rayan Bank Loan, which was subject to the satisfaction of certain conditions precedent to closing, would bear interest at an annual rate equal to the 12 month LIBOR rate plus 1% and would be payable one year from the closing date. One condition precedent to closing was that the loan be secured by a $25,000,000 cash deposit in an LLC account at Masraf Al Rayan Bank (Qatar). Such security deposit was expected (and agreed by CCC) to be provided by CCC pursuant to the terms of the Shareholder Agreement but CCC reneged on its agreement to do so and this did not occur. As a result, this Al Rayan Bank Loan facility was not and will not be utilized. The Al Rayan Loan Agreement and the Al Rayan Bank Loan will not be utilized by LLC due to CCC’s default and failure to make its required OR 18,987,500 [$49,367,500] Deferred Investment into LLC pursuant to the Shareholder Agreement.

Management remains optimistic that its ongoing discussions with an alternative bank can be concluded when and if our new investor to replace CCC becomes an LLC shareholder.

Other Investors and Contractors

During 2015, 2016 and to date, management has conducted a multitude of investor presentations across the MENA Region, Europe and Asia with potential LLC equity investors and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC and LLC management is presently focused on the estate of the abovementioned investor with whom it has a written Investment Agreement and on two European investment funds as investors. Since approximately one year ago, (July 2016) RCA remains obligated to invest its $20 million equity investment into LLC.

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

Initial Activities

The Post-DA Period is the time period between the DA signing and the date hereof. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014 and continuing through the date hereof. This early initiative fast track strategy which was financed entirely by OMAG included:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked 276,666,667 Omani Rials of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most offers were declined by LLC, negotiations with several selected strategic investors are still ongoing with a present focus on three such investors;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred with a present focus on one such bank;

18.	Multiple drafts of the CCC Contract were created (most recently in May 2016) but the final attempt to close this transaction ended unsuccessfully after many delays, and

19.	several other initial drafts of contracts for mission-critical consultants were prepared,

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

Development Phases / Construction Phases / Project Financing / Masterplanning

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement but as stated above, because of CCC’s default, it was never utilized. LLC must now close an equity investment transaction with RCA or a new investor to replace CCC. Until other Financing Agreements are actually executed by the relevant parties however, no assurance can be given that they actually will be so executed or that Project Financing will be available to LLC. Each such further Financing Agreement, if any, is expected to coincide approximately with the beginning of a new development and construction phase, all of which phases will include design, marketing and one or more new Sections of construction activities. The closing of a tranche of Project Finance whether from banks, investors, financial institutions or from Syndicated Bank Financing will each be memorialized by a separate Financing Agreement.

The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”. The earlier that the Financing Agreement Date occurred, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this was ultimately complicated by the CCC-Contract delays described herein and in our prior quarterly and annual reports filed with the SEC. The present liquidity squeeze in GCC banks may continue to have a negative impact on our Project Finance efforts. Notwithstanding the foregoing sentence, the bank with which we are presently negotiating a project finance package does not have such liquidity issues.

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

The masterplanning of the Omagine Project will not begin until RCA fulfills its $20 million investment obligation pursuant to the Shareholder Agreement or until a new investor to replace CCC is secured. No further feasibility study is presently required or planned for the project as our financial model adequately demonstrates the project’s financial feasibility. We may however commission a further feasibility study or an update to the present one depending on future circumstances and/or requirements of lenders. It is presently planned that in parallel with the masterplanning effort we will engage the hospitality, real estate, insurance and marketing consultants to execute various professional studies which will inform the masterplanning process and our business plan. These consultants and advisers all contribute to and inform the masterplanning and final design process for the Omagine Project.

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

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors and developers interested in becoming shareholders of LLC, including investment funds, regional developers, and high net-worth individuals from Europe and several MENA Region countries, and

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

The process of obtaining project financing is not a trivial exercise. It is a time-consuming and complicated process which, when successful, culminates in an event known as a “Financial Close” – usually several Financial Close events - as projects of the size and scope of the Omagine Project are almost always developed in phases. With respect to any proposed Syndicated Bank Financing requirements, the question of whether or not LLC’s Land Rights can or will be used by the various banks as collateral to support such Syndicated Bank Financing is therefore of considerable importance. At present LLC management is confident that banks within Oman will use LLC’s Land Rights as collateral for bank debt facilities for LLC but we are unclear as to the position of many of the regional and international banks outside of Oman in this regard. We will fully engage in this project financing process after the masterplanning effort is well underway.

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

Although the Company had expected to generate revenue in the medium term as LLC (i) began reimbursing OMAG for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to OMAG, such reimbursements for its Pre-Development Expenses are now likely to be delayed and/or possibly altered by the terms of an Amended and Restated Shareholder Agreement (which will not affect the on-demand repayment terms of the Loans and Advances) [See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above]. The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The masterplanning, development and construction of the Omagine Project is not expected to begin in earnest until the matter of a replacement investor for CCC is settled.

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

Market Conditions

As previously disclosed and as has been and continues to be widely reported by local and international media and press, the worldwide price of crude oil fell very suddenly and dramatically in 2014 and 2015 (from over $100 per barrel to about $25/$30 per barrel) as robust production in the U.S. and elsewhere created a global glut of crude oil. Presently the price of crude oil is about $47/bbl. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

Although MENA Region governments had 100s of billions of dollars of savings in sovereign reserve funds, this oil price shock ushered in an extremely challenging environment for the MENA Region governments and for the companies of all types – including developers and contractors – operating in the MENA region. In reaction to the large, rapid and unexpected drop in crude oil prices, government budgets were slashed across the region; contractors’ payments were delayed; and many government sponsored projects were postponed, delayed or cancelled. Payment delays and stalled government projects off the back of the decline in oil prices have severely impacted the entire construction industry in the MENA Region – including in Oman. The Omagine Project however is not a government sponsored project and LLC is a private company.

Crude oil prices “seem” to have recently stabilized around the mid to high $40s per barrel price and a rebalancing of the market “seems to be” is in progress but the knock-on effects of the lower government spending and the delayed payments by MENA Region governments to contractors has had a severe economic impact on local economies and contractors.

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

Sales and Marketing

After RCA fulfills its past due $20 million investment obligation or after LLC closes an investment transaction to replace CCC as an investor and shareholder, LLC plans to undertake several wide ranging and continuous marketing, advertising, branding and public relations campaigns to establish its brand identity prior to LLC’s launch of residential and commercial properties for sale and to advertise and promote its forthcoming entertainment, hospitality and retail offerings.

As we move forward we plan to construct and operate a sales showroom at the Omagine Site. The sales office/showroom will be staffed with experienced real estate sales personnel and will contain large scale models of the Omagine Project and its various components as well as associated collateral sales and marketing materials.

The anticipated launch date for residential and commercial sales was previously planned to be in the first or second quarter of 2018 but the unexpected death of our proposed new investor in LLC has now delayed this launch date further and it is now contingent on the timing of the closing of the aforementioned investment transaction with RCA or the new investor (which management is unable to presently estimate). Management expects that the continuing stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

Non-Omani persons (including expatriates living and working in Oman) are forbidden by Omani law to purchase land, residences or commercial properties in Oman unless such land, residences or commercial properties are located within an ITC. Because it is now licensed as an ITC, the land, residences and commercial properties within the Omagine Project may be sold to any buyer worldwide - including any non-Omani buyer - and the freehold title to such land, residences and commercial properties may be transferred to such buyers. Residences in ITCs are viewed to be highly desirable by purchasers (by both investors and owner-occupiers) and ITC residences therefore enjoy a premium selling price relative to non-ITC residences. Purchasers of residences within the Omagine Project (or any ITC) are entitled by Omani Law to be issued a resident visa (for themselves and their immediate family).

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

The interpretive design, entertainment content, and visitor experience design candidates to be hired by LLC have been narrowed to a short list of professional companies. One or more of such companies (“Content Developers”) will be engaged by LLC to design the transformation of the Omagine Project’s high level strategic vision for the content of the Pearl structures and surrounding areas into physical places offering emotional, intellectual and physical experiences and interactions. Each of the prospective Content Developers has serviced a diverse client base, including theme parks, museums, zoos, aquariums and other such complex entertainment centers around the world, including in the MENA Region, and each continues to regularly produce world class attractions globally of the size and scope of the Omagine Project.

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

Results of Operations:

Overview

The Company is expected to generate revenue as LLC begins reimbursing OMAG for its Pre-Development Expenses and Loans and Advances and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC” and the “Success Fee”, above) but is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. The opinion of our independent auditors in our fiscal year 2016 (and 2015) audited financial statements included in this Report does not contain any expression of concern about our ability to continue as a going concern. In their opinion on our fiscal year 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but beginning in our September 30, 2015 unaudited quarterly financial statements and continuing through to our June 30, 2017 unaudited financial statements, that expression of concern has been removed.

In the first six months of 2017, OMAG sold (a) an aggregate of 639,948 restricted Common Shares to an investors for aggregate proceeds to OMAG of $233,078 and (b) an aggregate of 430,190 restricted Common Shares to the Company’s president, vice president and three independent directors for aggregate proceeds to OMAG of $226,000.

The Development Agreement was signed by LLC and the Government of Oman on October 2, 2014. Thereafter the DA was ratified by the Government, the UA was signed by and registered with the Government and LLC’s Land Rights were valued by three outside independent experts at an average valuation of seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000).

The Company is presently holding discussions with RCA with respect to its past due $20 million equity investment into LLC, with the estate of a deceased investor with whom LLC has a signed Investment Agreement and with two European investment funds with respect to equity sales at LLC.

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

THREE MONTHS ENDED JUNE 30, 2017 vs.

THREE MONTHS ENDED JUNE 30, 2016

The Registrant did not generate any revenue or incur any cost of sales during the three month periods ended June 30, 2017 and 2016. The Registrant is relying on Omagine LLC’s operations for the Registrant’s future revenue generation. Management is presently examining other possible sources of revenue for the Registrant which may be added to the Registrant’s operations.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $325,942 during the three months ended June 30, 2017 compared to $730,860 during the three months ended June 30, 2016. This $404,918 (55%) decrease in SG&A Expenses was attributable to the following expense categories: consulting fees including stock-based compensation ($319,337), travel ($65,078), occupancy ($1,468) and other selling, general and administrative costs ($39,705) offset by increases in officers’ and directors’ compensation including stock-based compensation ($1,500), professional fees ($9,170) and commitment fees ($10,000).

The Registrant sustained a net loss of $369,378 for the three months ended June 30, 2017 compared to a net loss of $761,731 for the three months ended June 30, 2016. This $392,353 (52%) decrease in the Registrant's net loss for the three months ended June 30, 2017 compared to the prior period was principally attributable to the $404,918 decrease in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($13,005), decrease in interest expense ($51) and an increase in net loss attributable to non-controlling interests in LLC ($389).

SIX MONTHS ENDED JUNE 30, 2017 vs.

SIX MONTHS ENDED JUNE 30, 2016

The Registrant did not generate any revenue or incur any cost of sales for the six month periods ended June 30, 2017 and 2016.

Total SG&A Expenses were $851,171 during the six month period ended June 30, 2017 compared to $1,437,414 for the six months ended June 30, 2016. This $586,243 (41%) decrease was attributable to the following expense categories: officers’ and directors’ compensation including stock-based compensation ($10,333), consulting fees including stock-based compensation ($370,422), professional fees ($31,861), travel ($138,926), occupancy ($1,578) and other selling, general and administrative costs ($43,123) offset by increase in commitment fees ($10,000).

The Registrant sustained a net loss of $958,580 for the six months ended June 30, 2017 compared to a net loss of $1,482,832 for the six months ended June 30, 2016. This $524,252 (35%) decrease in the Registrant's net loss for the six months ended June 30, 2017 compared to the prior period was principally attributable to the $586,243 decrease in SG&A Expenses mentioned above and increases in amortization of debt discounts ($35,571), increase in interest expense ($9,498) and a decrease in net loss attributable to non-controlling interests in LLC ($16,922).

Liquidity and Capital Resources

The Registrant incurred net losses of $958,580 and $1,482,832 during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the Registrant had a decrease in cash of $217,489 resulting from the positive cash flow of $143,078 from financing activities offset by a negative cash flow of $360,567 from operating activities. Financing activities for the six months ended June 30, 2017 consisted of proceeds from the sale of Common Stock of $283,078, proceeds of $150,000 from convertible notes payable offset by payment of four monthly installments totaling $290,000 for the “December 2016 YA Loan”.

The Registrant had $0 in capital expenditures for the six months ended June 30, 2017.

At June 30, 2017, the Registrant had $490,898,602 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Registrant’s consolidated financial statements), $15,000 prepaid expenses and other current assets, $58,500 of 15% equity interest in Omagine LLC and $11,739 of cash. The Registrant's current liabilities at June 30, 2017 totaled $2,692,895 consisting of $891,413 of convertible notes payable and accrued interest, $437,965 of notes payable and accrued interest, $900,441 of accounts payable and accrued expenses and $463,076 of accrued officers’ payroll. At June 30, 2017, the Registrant had working capital of $488,205,707 compared to working capital of $488,376,460 at December 31, 2016. Thirty-one percent (31%) of the $2,692,895 of current liabilities at June 30, 2017 ($841,775) is due and owing to officers and or directors of the Registrant.

The $170,753 decrease in the Registrant's working capital at June 30, 2017 compared to December 31, 2016 is attributable to the increase in current liabilities ($24,905) and a decrease in cash ($217,489), offset by the increase in prepaid expenses and other current assets ($13,141) and 15% interest in Omagine LLC ($58,500). The Registrant’s liabilities at June 30, 2017 increased compared to December 31, 2016 due to increases in accounts payable, accrued expenses and other current liabilities ($27,336), increases in accrued officers’ payroll ($43,450) and convertible notes payable and accrued interest ($202,541, offset by decreases in notes payable and accrued interest ($248,422).

Warrants

As of June 30, 2017, OMAG has 6,672,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, (a) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 [the “$5 Warrants”]; (b) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 [the “10 Warrants”] (collectively (a) and (b) being the “Strategic Warrants”) and (c) 250,000 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price equal to the greater of: (i) $0.50, or (ii) eighty percent (80%) of the Market Price on the Trading Day immediately preceding the relevant Exercise Date (“Adjustable Warrants”).

Management is hopeful that the 6,672,124 outstanding Warrants will eventually become “in the money” and will be exercised which will provide a future source of additional financing for OMAG.

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

Adjustable Warrants

On October 14, 2016, in connection with a non-interest bearing $75,000 convertible promissory note in favor of Rural Concepts LLC, a British corporation (“Rural Concepts”), OMAG issued 150,000 Adjustable Warrants to Rural Concepts. On April 13, 2017, in connection with a non-interest bearing $100,000 convertible promissory note in favor of an accredited investor, OMAG issued 100,000 Adjustable Warrants to such accredited investor.

JSJ Investments

On May 8, 2017, the Company entered into a Convertible Promissory Note with JSJ Investments, Inc., an accredited investor, for the principal amount of $100,000 with interest at 12% per annum, due February 7, 2018 and convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to 60% of the lowest trading price of the Common Stock during the twenty day period prior to the conversion. The Company may prepay the Note in full together with any accrued interest before the Prepayment Date which occurs 180 days after the Issuance Date with a premium sliding cash redemption scale: the Company may prepay the Note in full until the 90th day after the Issuance Date at a cash redemption premium of 125% in addition to outstanding interest; from the 91st day to the 120th day after the Issuance Date, the prepayment premium is 135%, and from the 121st day to the Prepayment Date of November 7, 2017, the prepayment premium is 140%. (See: Exhibit 10.49, the Convertible Promissory Note).

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

Any use by OMAG of the 2014 SEDA will be guided by several factors, including but not limited to: (i) the availability and cost of alternative financing, (ii) our ability to rapidly access required financing, (iii) the liquidity and market price of our Common Stock, (iv) the exercise, if any, of Warrants, (v) the likelihood (or actuality) of the success of our present efforts to arrange (a) new equity investments into OMAG and (b) new debt and/or equity investments into LLC, (vi) the likelihood (or actuality) of LLC having the financial capacity to pay OMAG the $10 million Success Fee and the Pre-Development Expense Amount and Loans and Advances in excess of $30 million. (See: “Financial Advisor”, and “The Shareholder Agreement”, “LLC Capital Structure”, “Pre-Development Expenses / Post-DA Pre-Development Expenses”, above), and (vii) our then current cash requirements.

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

In connection with the 2014 SEDA, on October 15, 2014 OMAG filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, OMAG filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendments No. 1 and No. 2 to the SEDA Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective. The Company plans to file a post-effective amendment with the SEC to reinstate the effectiveness of the SEDA Registration which expired on October 9, 2016. Post-Effective Amendment No. 3, No. 4 and No. 5 to the SEDA Registration Statement were filed with the SEC on January 10, 2017, February 6, 2017 and February 13, 2017, respectively, to maintain the effectiveness of the SEDA Registration and as of February 13, 2017, the SEC declared the SEDA Registration effective and such effectiveness expired on April 30, 2017. The Company is filing this Post-Effective Amendment No. 6 to maintain the effectiveness of the SEDA Registration.

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

There can be no assurance given that OMAG will be able to successfully utilize the Warrants or the 2014 SEDA to secure the interim financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the December 2016 YA Loan.

The St. George Investments LLC Loan Agreement

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC for the principal amount of $185,000 due on May 16, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement). On May 10, 2017, the Company and St. George Investments LLC executed an amendment to the $185,000 Convertible Promissory Note dated November 14, 2016 extending the May 16, 2017 Maturity Date to July 17, 2017. In consideration of the extension, the Company paid $10,000 to St. George Investments LLC. (See: Exhibit 10.50, Amendment to Convertible Promissory Note). In July 2017, the Company and St. George Investments LLC again extended the Maturity Date of the Note to August 17, 2017 and in August 2017, the Company and St. George Investments LLC again extended the Maturity Date of the Note to September 17, 2017. (See: Exhibits 10.52 and 10.53)

Omagine LLC

LLC presently has limited and strained resources.

OMAG invested the OMR 20,000 cash [$52,000] OMAG Initial Equity Investment into LLC upon its organization and pursuant to the Shareholder Agreement the following additional investments have been made to date into LLC:

i.	a further OMR 130,000 [$338,000] cash investment was made by the LLC Shareholders, and

ii.	a further OMR 210,000 [$546,000] cash investment was made by OMAG, and

iii.	a further OMR 276,666,667 [$718,614,000] non-cash investment was made by RCA.

LLC is presently capitalized at OMR 277,026,667 [$719,550,000]. Notwithstanding the foregoing, LLC presently has limited cash resources because expenses incurred to date have depleted LLC’s limited cash capital.

As of the date hereof OMAG has satisfied in full its obligation pursuant to the Shareholder Agreement.

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

LLC will have to arrange for the RCA and new investor equity investments mentioned above and for a significant amount of project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, OMAG has over the past many years relied on the proceeds from the YA Loans, other loans and from sales of Common Shares made pursuant to the Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares and notes made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised.

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

The failure to arrange the bridge financing necessary to sustain operations until an equity investment transaction is closed by LLC and a portion of the Loans & Advances are repaid to OMAG and/or the failure by LLC to ultimately secure project financing via the closing of a Financing Agreement would have a materially significant adverse effect on the Company’s ability to continue operations.

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in the first three months of 2017. We expect, assuming we are able to close one or more of the debt or equity facilities we are presently working on, that in the near term (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with project financing for the Omagine Project.

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

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not presently a party to any legal proceedings which would have a material adverse effect on it or its operations.

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

On April 11, 2017, pursuant to the SEDA, OMAG sold 132,275 Common Shares to YA for proceeds of $50,000.

On May 30, 2017, the Company sold 25,253 restricted Common Shares to an accredited investor for proceeds of $7,500.

On June 6, 2017, the Company sold 64,977 restricted Common Shares to an accredited investor for proceeds of $10,000.

On June 7, 2017, the Company sold 20,000 restricted Common Shares to an accredited investor for proceeds of $3,078.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of OMAG’s issued and outstanding Common Shares during the six month period ended June 30, 2017.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “OMAG” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of OMAG dated June 2, 2010 (7)
3(ii)	By-laws of OMAG (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between OMAG and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (34)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (23)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between OMAG and YA (4)
10.15	The May 4, 2011 SEDA Agreement between OMAG and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between OMAG and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 OMAG $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by OMAG and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 OMAG $500,000 Promissory Note in favor of YA (24)
10.27	The May 20, 2015 Closing Statement signed by OMAG and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 OMAG $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by OMAG and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between OMAG and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between LLC and Masraf Al Rayan Bank (27)

10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 OMAG $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by OMAG and YA (28)
10.41	The September 20, 2016 SEDA Amendment Agreement between OMAG and YA (29)
10.42	The November 14, 2016 Convertible Promissory Note between OMAG and St. George Investments LLC (30)
10.43	The November 14, 2016 Note Purchase Agreement between OMAG and St. George Investments LLC (30)
10.44	Convertible Promissory Note payable to SMAT Inc. (32)
10.45	Note Purchase Agreement dated December 7, 2016 by and between OMAG and YA II PN, Ltd. (31)
10.46	Promissory Note in the principal amount of $750,000 dated December 7, 2016 and issued by OMAG in favor of YA II PN, Ltd. (31)
10.47	Closing Statement dated December 7, 2016 signed by Omagine, Inc. and YA II PN, Ltd. (31)
10.48	The December 2016 amendment extending the March 19, 2007 Hamdan Agreement (33)
10.49	The May 8, 2017 Convertible Promissory Note between OMAG and JSJ Investments Inc. (34)
10.50	The May 10, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC (34)
10.51	The July 3, 2017 Convertible Promissory Note payable to Jeffrey A. Grossman (35)
10.52	The July 12, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC *
10.53	The August 14, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC *
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31.1	Sarbanes-Oxley 302 certification*
32.1	Sarbanes-Oxley 1350 certification*
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.8, Usufruct Agreement (23)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.9 (23)
99.4	The Savills Final Valuation Report (23)
99.5	The C&W Final Evaluation Report (23)
99.6	The JLL Final Valuation Report (23)

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

* Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to OMAG’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to OMAG’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to OMAG’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to OMAG’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to OMAG’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to OMAG’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to OMAG’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to OMAG’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to OMAGs registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to OMAG’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.

(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company's quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.
(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine's current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company's current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(29)	Previously filed with the SEC on September 21, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(30)	Previously filed with the SEC on November 21, 2016 as an exhibit to the Company's Report on Form 10-Q for the period ended September 30, 2016 and incorporated by reference thereto.
(31)	Previously filed with the SEC on December 8, 2016 as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference thereto.
(32)	Previously filed with the SEC on January 10, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(33)	Previously filed with the SEC on February 6, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(34)	Previously filed with the SEC on May 22, 2017 as an exhibit to the Company's report on Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference thereto.
(35)	Previously filed with the SEC on July 17, 2017 as an exhibit to the Company's registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: August 21, 2017	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 21, 2017	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer