Form 10-Q
period 2017-09-30
Omagine, Inc.
filed 2017-11-20
CIK 820600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

As of November 13, 2017, the Registrant had outstanding 23,093,084 shares of common stock, par value $.001 per share (“Common Stock”).

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

i

ITEM 1: FINANCIAL STATEMENTS

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$516	$229,228
Inventory (Note 2)
Land under development	490,813,363	490,813,363
Total inventory held for sale	490,813,363	490,813,363

Prepaid expenses and other current assets	7,500	1,859
15% equity interest in Omagine LLC to be acquired pursuant to April 3, 2017 exercise of OMAG Options (Notes 1 and 11)	58,500	-
Total Current Assets	490,879,879	491,044,450

PROPERTY AND EQUIPMENT:
Real estate held for investment (Note 2)
Total investment in real estate	227,800,637	227,800,637
Office and computer equipment	160,002	160,002
Less accumulated depreciation and amortization	(156,126)	(153,738)
Total Property and Equipment	227,804,513	227,806,901
OTHER ASSETS	4,057	4,057
TOTAL ASSETS	$718,688,449	$718,855,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable and accrued interest (less unamortized discount of $5,003 and $13,904, respectively)	642,357	$526,372
Note payable and accrued interest - YA II PN, Ltd. (less unamortized discount of $12,500 and $68,750, respectively)	471,290	686,387
Note payable - St. George Investments LLC (less unamortized Original Issue Discount of $0 and $22,500, respectively)	185,000	162,500
Note payable and accrued interest - JSJ Investments Inc.,	104,701	-

Accounts payable	779,010	663,913
Accrued officers’ payroll	535,326	419,626
Accrued expenses and other current liabilities	187,261	209,192
Amount due to CCC-Panama and CCC-Oman pursuant to the April 3, 2017 exercise of OMAG Options (Notes 1 and 11)	58,500	-
Total Current Liabilities	2,963,445	2,667,990
Long Term Liabilities	-	-
TOTAL LIABILITIES	2,963,445	2,667,990

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value Authorized: 850,000 shares Issued and outstanding: - none	-	-
Common stock: $0.001 par value Authorized: 50,000,000 shares Issued and outstanding: 22,152,350 shares in 2017 and 20,432,648 in 2016	22,152	20,432
Capital in excess of par value	471,358,707	470,350,815
Deficit	(42,731,907	(41,273,266)
Total Omagine, Inc. stockholders’ equity	428,648,952	429,097,981
Noncontrolling interests in Omagine LLC	287,076,052	287,089,437
Total Stockholders’ Equity	715,725,004	716,187,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,688,449	$718,855,408

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Total revenue	$-	$-	$-	$-

OPERATING EXPENSES:

Officers and directors compensation (including stock-based compensation of $72,525, $135, $374,045 and $301,655, respectively)	186,275	113,885	640,295	578,238
Professional fees	7,780	266,276	52,400	342,757
Consulting fees (including stock-based compensation of $76,200, $25,000, $76,200 and $25,000 respectively)	112,091	28,458	179,462	466,251
Commitment fees (All stock-based compensation)	-	150,000	-	150,000
Travel	9,875	114,604	145,548	389,203
Occupancy	15,070	14,690	44,459	45,657
Other selling general and administrative (including stock-based compensation of $7,500, $0, $22,500 and $0, respectively)	39,071	50,677	149,169	203,898
Total Costs and Expenses	370,162	738,590	1,211,333	2,176,004

OPERATING LOSS	(370,162)	(738,590)	(1,211,333)	(2,176,004)

OTHER EXPENSE
Amortization of debt discounts	(79,035)	(25,000)	(152,939)	(63,333)
Interest expense	(30,886)	(26,678)	(73,754)	(60,048)
Fees relating to extension of maturity of note payable to St. George Investments LLC	(24,000)	-	(34,000)	-
Total Other Expense	(133,921)	(51,678)	(260,693)	(123,381)

NET LOSS	(504,083)	(790,268)	(1,472,026)	(2,299,385)

Add net loss attributable to noncontrolling interests in Omagine LLC	4,022	113,223	13,385	139,508

NET LOSS ATTRIBUTABLE TO OMAGINE, INC.	$(500,061)	$(677,045)	(1,458,641)	$(2,159,877)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.07)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC AND DILUTED	22,152,350	19,850,406	21,724,841	19,561,559

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT)

	Common Stock
	Issued and Outstanding		Capital in		Noncontrolling
		$0.001 Par	Excess of		Interests in
	Shares	Value	Par Value	Deficit	Omagine LLC	Total

Balances at December 31, 2014	16,878,119	$16,878	$32,252,954	$(32,669,399)	$(79,621)	$(479,188)

Issuance of Common Stock for 401(k) Plan contribution	36,483	37	76,213	-	-	76,250

Stock grant to consultant for services rendered	5,000	5	9,445	-	-	9,450

Issuance of Common Stock for cash	206,281	206	219,794	-	-	220,000

Issuance of Common Stock to an Executive Officer in payment of salaries payable	100,000	100	119,900	-	-	120,000

Stock Options exercised by former Director	2,000	2	1,018	-	-	1,020

Exercise of Tempest Warrants	160,603	161	252,879	-	-	253,040

Issuance of Common Stock for finders’ fees on restricted Common Stock sales	41,245	41	72,459	-	-	72,500

Issuance of Common Stock for Directors’ Compensation for services September 1, 2015 to December 31, 2015	50,000	50	99,950	-	-	100,000

Issuance of Common Stock under SEDA	17,696	18	24,982	-	-	25,000

Issuance of restricted Common Stock for cash	1,230,886	1,230	1,238,470	-	-	1,239,700

Stock Option expense	-	-	4,001	-	-	4,001
Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2016	-	-	915,493	-	-	915,493
Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2016	-	-	541,215	-	-	541,215
Stock Option expense - Stock Appreciation Rights (1,455,000 expiring December 31, 2017)	-	-	1,654,481	-	-	1,654,481
Payment-in-Kind capital contribution of land by noncontrolling interest in Omagine LLC	-	-	431,168,400	-	287,445,600	-718,614,000
Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(195,879)	(195,879)
Net loss	-	-	-	(5,673,293)	-	(5,673,293)

Balances at December 31, 2015	18,728,313	18,728	468,651,654	(38,342,692)	287,170,100	717,497,790

Issuance of Common Stock for 401(k) Plan contribution	61,001	61	76,189	-	-	76,250

Issuance of Common Stock for Directors’ Stock Compensation for services January 1, 2016 to December 31, 2016	115,386	116	149,884	-	-	150,000

Stock Option expense	-	-	540	-	-	540

Issuance of Common Stock to an Executive Officer in payment of salaries payable	56,000	56	50,344	-	-	50,400

Issuance of Common Stock for Directors’ Cash Compensation for services January 1, 2016 to June 30, 2016	83,334	83	74,917	-	-	75,000

Issuance of restricted Common Stock for cash	1,139,488	1,140	742,860	-	-	744,000

Conversion of Convertible Note payable liability into Common Stock	24,207	24	30,960	-	-	30,984

Issuance of Common Stock to a Director for the exercise of Stock Options	2,000	2	1,698	-	-	1,700

Issuance of Common Stock under SEDA	31,289	31	24,969	-	-	25,000

Issuance of Common Stock to consultant for services	30,340	30	24,970	-	-	25,000

Issuance of Common Stock for SEDA commitment fees	161,290	161	149,839	-	-	150,000

Stock Option expense - Extension of 1,965,000 Strategic Options to December 31, 2017	-	-	232,263	-	-	232,263

Stock Option expense - Extension of 950,000 Strategic Options to December 31, 2017	-	-	59,660	-	-	59,660

Fair value of 150,000 warrants issued to lender in connection with $75,000 loan	-	-	61,530	-	-	61,530

Beneficial conversion feature of convertible note issued to lender in connection with $50,000 loan	-	-	18,538	-	-	18,538

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(80,663)	(80,663)

Net loss	-	-	-	(2,930,574)	-	(2,930,574)

Balances at December 31, 2016	20,432,648	20,432	470,350,815	(41,273,266)	287,089,437	716,187,418

Issuance of Common Stock for 401(k) Plan contribution	123,782	124	76,126	-	-	76,250

Issuance of Common Stock for Directors’ Stock Compensation for services January 1, 2017 to December 31, 2017	243,507	244	149,756	-	-	150,000

Issuance of restricted Common Stock for cash	639,948	640	232,438	-	-	233,078

Issuance of Common Stock to two Executive Officers in payment of salaries payable	147,170	147	75,853	-	-	76,000

Issuance of Common Stock for 3 Directors’ Cash Compensation for services July 1, 2016 to June 30, 2017	283,020	283	149,717	-	-	150,000

Issuance of Restricted Common Stock to Stockholder Relations Agent for Services rendered January 1, 2016 to March 31, 2017	93,750	94	37,406	-	-	37,500

Issuance of Restricted Common Stock to Stockholder Relations Agent in advance for services to be rendered April 1, 2017 to December 31, 2017	56,250	56	22,444	-	-	22,500

Issuance of Common Stock under SEDA	132,275	132	49,868	-	-	50,000

Beneficial conversion features and warrants issued in connection with issuance of convertible notes payable	-	-	65,289	-	-	65,289

Stock Option expense	-	-	148,995	-	-	148,995

Adjustments to noncontrolling interests in Omagine LLC	-	-	-	-	(13,385)	(13,385)

Net loss	-	-	-	(1,458,641)	-	(1,458,641)

Balances at September 30, 2017 (Unaudited)	22,152,350	$22,152	471,358,707	$(42,731,907)	$287,076,052	715,725,004

See accompanying notes to consolidated financial statements.

OMAGINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Omagine, Inc.	$(1,458,641)	$(2,159,877)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Net loss attributable to noncontrolling interests in Omagine LLC	(13,385)	(139,508)
Depreciation and amortization of property and equipment	2,388	3,633
Stock-based compensation related to stock options	148,995	405
Issuance of Common Stock for consulting fees	-	25,000
Issuance of Common Stock for Stockholder Relations Agent	22,500	-
Issuance of Common Stock for 401(k) Plan contributions	76,250	76,250
Issuance of Common Stock for Directors’ fees	225,000	225,000
Issuance of Common Stock for commitment fees	-	150,000
Amortization of debt discounts	152,939	63,333

Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	1,859	20,382
Accrued interest on notes payable	45,439	17,507
Accounts payable	220,097	436,236
Accrued officers’ payroll	191,700	28,443
Accrued expenses and other current liabilities	(21,931)	10,216
Net cash flows used by operating activities	(406,790)	(1,242,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash flows used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock	283,078	584,000
Principal payments on 2015 note payable to YA II PN, Ltd.	-	(225,000)
Proceeds from exercise of stock options	-	1,700
Proceeds of issuance of March 2016 note payable to YA II PN, Ltd. net of $60,000 commitment fee	-	540,000
Principal payments on March 2016 $600,000 note payable to YA II PN, Ltd.	-	(315,000)
Proceeds of issuance of June 2016 note payable to YA II PN, Ltd. net of $40,000 commitment fee	-	360,000
Principal payments on 2016 $400,000 note payable to YA II PN, Ltd.	-	(115,000)
Principal payments on December 2016 $750,000 note payable to YA II PN, Ltd.	(290,000)	-
Proceeds from the issuance of convertible Notes Payable	185,000	100,000
Net cash flows provided by (used by) financing activities	178,078	930,700

NET DECREASE IN CASH	(228,712)	(312,280)
CASH BEGINNING OF PERIOD	229,228	324,703
CASH END OF PERIOD	$516	$12,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$1,260	$600
Interest paid	$22,653	$56,451

NON - CASH FINANCING ACTIVITIES:
Issuance of Common Stock to Executive Officers in payment of salaries payable	$76,000	$50,400
Issuance of Common Stock to Directors in payment of accounts payable ($75,000) and prepaid fees for services for the quarter ended June 30, 2017 ($37,500)	$112,500	$-
Issuance of Common Stock to Stockholders Relations Agent in payment of accounts payable ($30,000) and prepaid fees for the period April 1, 2017 to December 31, 2017 ($22,500)	$52,500	$-
Issuance of Common Stock in satisfaction of convertible note payable ($15,000) and accrued interest ($15,984)	$-	$30,984
Amount due to CCC-Panama and CCC-Oman pursuant to April 3, 2017 exercise of OMAG Options for 15% equity interest in Omagine LLC to be acquired	$58,500	$-

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2017 and December 31, 2016, cash included approximately $400 and $2,100 respectively in an Oman bank account not covered by FDIC insurance.

Inventory – Inventory is stated at cost. At September 30, 2017 and December 31, 2016, inventory consists only of the land under development acquired on July 2, 2015 (which was costed at the fair value of the property at the date of acquisition). (See: Note 2 – “Inventory and Property”).

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

Stock-based Compensation - Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”). For stock options granted, OMAG has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For such stock option awards, OMAG has recognized compensation expense using a straight-line amortization method over the requisite service period. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock option expense for the nine months ended September 30, 2017 and 2016 were $148,995 and $405, respectively (See Note 9).

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

For the nine month periods ended September 30, 2017 and 2016, the Common Shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	2017	2016
Convertible Notes	1,036,763	286,663
Stock Options	5,057,000	3,269,000
Stock Appreciation Rights	1,455,000	1,455,000
Warrants	6,672,124	6,422,124
Total Common Shares Issuable	14,220,887	11,432,787

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

NOTE 2 – INVENTORY AND PROPERTY

The Company’s consolidated financial statements for the nine months ended September 30, 2017 reflect $718,614,000 of land under development which the Company has allocated to inventory ($490,813,363) and property ($227,800,637). This $718,614,000 of land under development was purchased by LLC on July 2, 2015 pursuant to the terms of the Shareholder Agreement whereby an LLC shareholder agreed to transfer the Land Rights over one million square meters of beachfront land to LLC in exchange for the issuance to such shareholder of 663,750 Omagine LLC shares (the “LLC Shares”). Since the Land Rights represented a non-cash payment for the LLC Shares, it was necessary to value the Land Rights.

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

As more fully described in Note 1 and in Note 11 (See: the “Omagine LLC Shareholder Agreement” section of Note 11), financing for the Omagine Project has not yet been secured. If such financing is not obtained, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the land under development described above.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2017	2016

Prepaid rent (New York office)	$-	$1,859

Common Stock issued to investor relations vendor for services to be rendered from October 1, 2017 to December 31, 2017	7,500	-
Total	$7,500	$1,859

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable and accrued interest thereon consist of:

	September 30,	December 31,
	2017	2016

Due to a director of Omagine, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	$150,000	$150,000
Accrued Interest	104,987	93,768
Due to investors, interest at 15% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	35,000	35,000
Accrued Interest	45,092	41,165
Due to investors, interest at 10% per annum, due on demand, convertible into Common Stock at a conversion price of $2.50 per Common Share:
Principal	50,000	50,000
Accrued Interest	21,760	18,021
Due to entity owned by two Directors of Omagine, interest at 5% per annum, due on December 24, 2016, convertible into Common Stock at a conversion price of $0.75 per Common Share:
Principal	100,000	100,000
Accrued Interest	5,521	1,781
Due to an investor, interest at 0% per annum, due on March 12, 2018, convertible into common stock at a conversion price of $0.20 per Common Share (as modified April 13, 2017 and September 12, 2017)
Principal	100,000	50,000
Unamortized Debt Discount	-	(13,904)
Accrued Interest	-	541
Due to an investor, interest at 0% per annum, due on January 2, 2018, convertible into common stock at a conversion price of $0.15 per Common Share
Principal	35,000	-
Unamortized Debt Discount	(5,003)	-
Total	$642,357	$526,372

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

Notes payable and accrued interest thereon due to YA consist of:

	September 30,	December 31,
	2017	2016

December 2016 YA Loan - interest at 10% per annum, due in 12 monthly installments of principal ($75,000 monthly January 2017 to March 2017, $65,000 monthly April to June 2017, $55,000 monthly July 2017 to October 2017, $50,000 in November 2017 and $60,000 in December 2017.)	460,000	750,000
Less: Unamortized debt discount at September 30, 2017 and December 31, 2016	(12,500)	(68,750)
Principal, net	447,500	681,250
Accrued interest	23,790	5,137
Total	$471,290	$686,387

OMAG has not made monthly installments due YA for the months May 2017 to September 2017.

NOTE 6 – NOTE PAYABLE – ST. GEORGE INVESTMENTS LLC

On November 14, 2016, the Registrant entered into an interest free six month Convertible Promissory Note with an accredited investor for the principal amount of $185,000 due on May 13, 2017, convertible into the Registrant’s Common Stock only in the case of an Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for OMAG’s Common Stock during the twenty trading days immediately preceding the Conversion. OMAG may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Registrant received net proceeds of $150,000 on November 16, 2016. On May 10, 2017 OMAG and St. George executed an Amendment to Convertible Promissory Note extending the maturity date to July 17, 2017 in consideration of a $10,000 extension fee paid to St. George. On July 12, 2017, August 14, 2017 and September 15, 2017, OMAG and St. George executed additional amendments extending the maturity date of the Convertible Promissory Note to August 17, 2017, September 17, 2017 and October 17, 2017, respectively, in consideration of extension fees paid to St. George of $8,000, $8,000 and $8,000, respectively,

NOTE 7 – NOTE PAYABLE - JSJ INVESTMENTS INC.

On May 8, 2017, the Registrant entered into a Convertible Promissory Note with JSJ Investments Inc., an accredited investor, for the principal amount of $100,000 with interest at 12% per annum, due February 7, 2018 and convertible into OMAG’s Common Stock after 180 days from the Issuance Date at a conversion price equal to 60% of the lowest trading price of the Common Stock during the twenty day period prior to the conversion. The Note provided that the Registrant may prepay the Note in full together with any accrued interest before the Prepayment Date which occurs 180 days after the Issuance Date with a cash redemption premium of 125% (in the case of prepayments within 90 days of the Issuance Date), 135% (in the case of prepayments 91 to 120 days after the Issuance Date) and 140% (in case of prepayments 121 to 180 days after the Issuance Date). (See: Exhibit 10.49, the Convertible Promissory Note).

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

OMAG has registered for resale the 2.5 million Common Shares reserved for issuance under the 2003 Plan by filing a registration statement with the SEC on Form S-8. At September 30, 2017, there were 2,117,000 unexpired Stock Options issued but unexercised under the 2003 Plan and all such Stock Options remain valid until the earlier of their exercise date or expiration date.

Pursuant to the 2014 Plan, 3,000,000 Common Shares were reserved for issuance. The 2014 Plan was amended to increase the reservation of 3,000,000 Common Shares for issuance to 5,000,000 Common Shares and to permit issuance of stock appreciation rights (“The Amended 2014 Plan”). OMAG intends to seek its shareholders’ ratification of the adoption by OMAG of the Amended 2014 Plan. At September 30, 2017, there were 2.940,000 unexpired Stock Options and 1,455,000 Stock Appreciation Rights (“SARs”) issued but unexercised under the Amended 2014 Plan.

A summary of Stock Option and SARs activity for the periods ended September 30, 2017 and 2016 pursuant to both the 2003 Plan and the Amended 2014 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,728,000	$1.98	1.41	$26,240
Exercised Q2 2016	(2,000)	$0.85
Expired Q2 2016	(2,000)	$0.85
Outstanding September 30, 2016	4,724,000	$1.98	0.65	-

Exercisable at September 30, 2016	4,724,000	$1.98	0.65	-

Outstanding at January 1, 2017	4,724,000	$1.98	1.02	-
Expired Q1 2017	(160,000)	$1.25	-	-
Expired Q2 2017	(2,000)	$1.70
Granted Q3 2017	1,950,000	$0.15
Outstanding September 30, 2017	6,512,000	$1.45	0.43	-

Exercisable at September 30, 2017	6,512,000	$1.45	0.43	-

Of the 6,512,000 Stock Options and SARs outstanding at September 30, 2017, 4,865,000 of such Stock Options were issued by OMAG in January 2012, December 2014, and July 2017 as “Strategic Options” to officers, directors and consultants of OMAG whose continued service was deemed by the Board of Directors to be particularly crucial to attaining LLC’s then strategic goal of signing the Development Agreement (“DA”) with the Government of Oman and in recognition of those efforts during 2014 and beyond. The Strategic Options are fully vested and provide for a cashless exercise feature. 1,965,000 of the Strategic Options are exercisable at $1.70 and expire December 31, 2017; 950,000 are exercisable at $2.55 and expire December 31, 2017; and 1,950,000 Strategic Options are exercisable at $0.15 and expire June 30, 2018. To continue to incentivize the retention and sustained service to the Company of its mission-critical employees and consultants, the expiration date of the 1,965,000 Strategic Options issued in January 2012 was extended by OMAG in December 2012 to December 31, 2013 (the “First Extension”) and in December 2013 to December 31, 2014 (the “Second Extension”) and in December 2014 to December 31, 2015 (the “Third Extension”) and on August 12, 2015 to December 31, 2016 (the “Fourth Extension”) and on December 9, 2016 to December 31, 2017 (the “Fifth Extension”). The December 31, 2015 expiration date of the 950,000 Strategic Options issued December 29, 2014 was extended on August 12, 2015 to December 31, 2016 (“First Extension”) and on December 9, 2016 to December 31, 2017 (the “Second Extension”).

Of the 4,865,000 Strategic Options, an aggregate of 2,485,000 were granted to OMAG’s three officers, an aggregate of 275,000 were granted to OMAG’s independent directors and 1,500,000 were granted to the Deputy Managing Director of LLC who, pursuant to a March 2007 consulting agreement expiring on December 31, 2017, is also a consultant to the Registrant.

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

On July 7, 2017 (the “Grant Date”), the Registrant granted the aggregate of 1,950,000 stock options (the “July Strategic Options”) to three officers, three independent directors and two consultants pursuant to a Board of Directors resolution. All such July Strategic Options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of fifteen cents ($0.15) per share in cash or via a “cashless exercise feature” which exercise price is in excess of 115% of the closing sale price for a share of OMAG’s Common Stock on the trading day immediately prior to the Grant Date. All July Strategic Options are fully vested and are exercisable as of the Grant Date and all shall expire at 5pm Eastern Time on June 30, 2018. The eight individuals receiving grants of the July Strategic Options are: Frank J. Drohan, President, 500,000; Charles P. Kuczynski, VP and Secretary, 200,000; William Hanley, Controller, 100,000; 50,000 to each of three independent directors, Louis J. Lombardo, Jack A. Smith, and Alan M. Matus; Sam Hamdan, Consultant and Deputy Managing Director of Omagine LLC, 500,000 and Agron Telaku, consultant, 500,000. The value of the Stock Options ($149,590) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.1449 share price, (ii) 359 day term, (iii) 147.00% expected volatility, (iv) 1.22% (359 day term) risk free interest rate and was expensed in full in full in the quarterly period ended September 30, 2017

Issued and outstanding Stock Options and SAR’s (all non-qualified) as of September 30, 2017 are as follows:

Year Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
2008	150,000	150,000	$2.60	September 23, 2018
2012	1,965,000	1,965,000	$1.70	December 31, 2017
2013	2,000	2,000	$1.38	January 14, 2018
2014	40,000	40,000	$1.80	March 27, 2019
2014	950,000	950,000	$2.55	December 31, 2017
2015	1,455,000	1,455,000	$2.00	December 31, 2017
2017	1,950,000	1,950,000	$0.15	June 30, 2018
Totals	6,512,000	6,512,000

A summary of information about Stock Options and SARs outstanding at September 30, 2017 is as follows:

	Stock Options Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.00 -$ 1.00	1,950,000	$0.15	0.76	1,950,000	$0.15
$ 1.01 - $2.00	3,462,000	1.83	0.27	3,462,000	1.83
$ 2.01 - $3.00	1,100,000	2.56	0.36	1,100,000	2.56
Totals	6,512,000	$1.45	0.43	6,512,000	$1.45

As of September 30, 2017, there was $135 of unrecognized compensation costs relating to unexpired Stock Options, that is expected to be recognized in 2017.

Warrants

As of September 30, 2017, OMAG had 6,672,124 Common Stock purchase warrants (“Warrants”) issued and outstanding. The Warrants do not contain any price protection provisions that would require them to be classified as liabilities (subject to re-measurement at fair value each time a balance sheet is presented) rather than presented as a component of stockholders’ equity.

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

NOTE 10 – U.S. INCOME TAXES

Deferred U.S. tax assets are comprised of the following:

	September 30,	December 31,
	2017	2016

U.S. federal net operating loss carry forwards	$6,613,000	$6,333,000
U.S. state and city net operating loss carry forwards, net of U.S. federal tax benefit	2,100,000	2,011,000
	8,713,000	8,344,000
Less: Valuation allowance	(8,713,000)	(8,344,000)
Total	$-	$-

Management has determined, based on the Registrant’s current condition, that a full valuation allowance is appropriate at September 30, 2017. At September 30, 2017, the Registrant had U.S. federal net operating loss carry forwards of approximately $20,995,000 expiring in various amounts from fiscal year 2017 to fiscal year 2037.

Current U.S. income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

The Registrant believes that it has no uncertain tax positions and no unrecognized tax benefits at September 30, 2017 and December 31, 2016.

NOTE 11 – COMMITMENTS

Leases

OMAG maintains its corporate offices at 136 Madison Avenue, 5th Floor, New York, NY 10016. The premises are leased by OMAG under a month to month lease from an unaffiliated third party. LLC leases premises in Muscat, Oman from an unaffiliated third party under a one year lease which commenced in January 2017 which provides for an annual rental of $35,880. The Registrant’s rent expense for the nine month periods ended September 30, 2017 and 2016 was $44,459 and $45,657, respectively.

Employment Agreements

The Registrant presently has no employment agreements with any person.

Pursuant to a prior employment agreement, OMAG was obligated to employ its President and Chief Executive Officer at an annual base salary of $125,000 plus an additional amount based on a combination of net sales and earnings before taxes. OMAG plans to enter into a new employment agreement with its President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its President. For the years ended December 31, 2015 and 2016 the Registrant continued to accrue salary payable to Mr. Drohan on the basis of an annual salary of $125,000. On May 1, 2015 the Registrant paid its President $87,781 of accrued officer’s payroll and on May 16, 2015 the Registrant applied $120,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $1.20 per share. On April 5, 2016 the Registrant applied $50,400 of accrued officer’s payroll in exchange for the purchase of 56,000 restricted Common Shares of Omagine Inc. stock at a purchase price of $0.90 per share. On June 14, 2016 the Registrant paid its President $55,601 of accrued officer’s payroll. On February 1, 2017 the Registrant applied $51,000 of accrued officer’s payroll in exchange for the purchase of 100,000 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.51 per share and on July 8, 2017 was paid $2,000 of accrued officer’s payroll. At September 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its President of $129,155 and $88,405, respectively.

Pursuant to a prior employment agreement, OMAG was obligated to employ its Vice-President and Secretary at an annual base salary of $100,000. OMAG plans to enter into a new employment agreement with its Vice-President although the terms of such employment agreement have not yet been determined. OMAG has from time to time fully or partially suspended and accrued salary payments due to its Vice-President on the basis of an annual salary of $100,000. During 2015 the Registrant paid Mr. Kuczynski accrued officer’s payroll of $33,000 on March 26, $2,000 on September 9, $3,200 on October 2, and $2,500 on December 7, 2015. During 2016 the Registrant paid its Vice President accrued officer’s payroll of $32,000 on June 23, $2,700 on July 28, $1,000 on October 20, $6,000 on November 4, and $10,000 on December 9, 2016. On February 2, 2017 the Registrant applied $25,000 of accrued officer’s payroll in exchange for the purchase of 47,170 restricted Common Shares of Omagine, Inc. stock at a purchase price of $0.53 per share. In addition during 2017 the Registrant accrued officer’s payroll of $3,000 on January 11, $7,350 on February 21, $2,000 on April 6, $5,700 on February 26, $10,000 on June 6, $5,000 on June 30, $2,000 on July 6. At September 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Vice-President of $164,072 and $149,121, respectively.

OMAG has from time to time fully or partially suspended and accrued salary payments due to its Controller on the basis of an annual salary of $80,000. On January 14, 2015 the Registrant paid its Controller $25,000 of accrued officer’s payroll. On December 9, 2016 the Registrant paid the Controller $7,500 of accrued officer’s payroll. At September 30, 2017 and December 31, 2016, OMAG had unpaid accrued officer’s compensation due to its Controller of $242,100 and $182,100, respectively.

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

Pursuant to the Shareholder Agreement, OMAG invested an additional 70,000 Omani Rials ($182,000) into LLC and agreed to make a further additional investment into LLC of 210,000 Omani Rials ($546,000) after the execution of the DA (the “OMAG Final Equity Investment”). As of September 30, 2017, OMAG had invested 300,000 Omani Rials ($780,000) into LLC. Pursuant to the Shareholder Agreement, RCA invested the value of the Land Rights as a non-cash “payment-in-kind” capital contribution to LLC on July 2, 2015.

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

Although RCA and OMAG are presently negotiating with an investor to replace CCC as an LLC investor, there is no assurance that it will happen. If agreement is not reached by RCA and OMAG on the matters presently under discussion with such investor, or if alternative financing is not obtained, or if alternative shareholder arrangements are not agreed, LLC may not be able to complete the Omagine Project and may not be able to recover the $718,614,000 value of the Land Rights included in the Registrant’s Consolidated Balance Sheet at September 30, 2017 and December 31, 2016 (See Note 2).

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

NOTE 12 – RELATED PARTY TRANSACTIONS

At September 30, 2017 and December 31, 2016, respectively, OMAG’s accounts payable included $72,051 and $88,800 due to its officers and directors.

For the nine months ended September 30, 2017 and 2016, OMAG expensed a total of $11,500 and $68,000, respectively, for consulting fees paid to an entity controlled by the Deputy Managing Director of LLC.

In April 2016, OMAG paid a $300,000 sponsorship fee to the same such entity controlled by the Deputy Managing Director of Omagine LLC for the Registrant to serve as the Title Sponsor Partner of the 2016 World Summit on Innovation and Entrepreneurship hosted by the United Nations at UN headquarters in New York City from May 19, 2016 to May 23, 2016.

NOTE 13 – SUBSEQUENT EVENTS

On October 4, 2017, pursuant to the SEDA, Omagine Inc. sold 940,740 Common Shares to YA for proceeds of $100,000.

Omagine, Inc. and Auctus Fund, LLC (“Auctus”), an accredited investor, entered into a convertible promissory note dated October 6, 2017 (the “Auctus Convertible Note” or the “Note”) for the principal amount of $57,750. The Maturity date of the Note is July 6, 2018 and the Note may be prepaid at any time on or before April 6, 2018 with interest at 12% per annum and prepayment penalties ranging from 35% to 50% of the principal. The Note is convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to the lower of the Trading Price on the latest complete Trading Day prior to the date of this Note and fifty percent of the lowest Trading Price for the Common Stock during the twenty-five consecutive Trading Days ending on the latest compete Trading Day prior to the Conversion Date. The Company received the $45,000 net proceeds of the Note on October 16, 2017.

Omagine, Inc. and EMA Financial, LLC (“EMA”), an accredited investor, entered into a convertible promissory note dated September 28, 2017 (the “EMA Convertible Note” or the “Note”) for the principal amount of $55,000. The Note is due September 28, 2018 with interest at 12% per annum and convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to the lower of the closing sale price for the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and fifty percent of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price. The Company received the $44,500 net proceeds of the Note on October 18, 2018.

On October 17, 2017, the Registrant and St. George Investments LLC executed a fifth amendment extending the Maturity Date to November 17, 2017 and the Registrant paid $8,000 to St. George Investments in consideration of the extension.

Omagine, Inc. and an accredited investor entered into a convertible promissory note dated November 2, 2017 for the principal amount of $146,000. The Note is due December 8, 2017 with interest at 12% per annum and convertible into the Company’s Common Stock beginning on December 8, 2017 at a conversion price of $0.10 per Common Share, and beginning on December 15, 2017, the outstanding balance plus accrued interest on the Note is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the conversion period of the Note, on or after December 8, 2017 or December 15, 2017 as the case may be, the accredited investor shall be entitled to convert the Note at a conversion price of less than $0.10 or $0.05 as the case may be should any common stock purchase from the Company, or any exercise of Company stock options or warrants fall below the $0.10 or $0.05 conversion price of the Note then in effect. On November 2, 2017 in connection with the $146,000 note, OMAG modified the accredited investor’s (i) April 13, 2017 promissory note (as amended September 12, 2017) by reducing the conversion price from $0.20 per share to $0.10 per share, (ii) modified the July 3, 2017 promissory note by reducing the conversion price from $0.15 to $0.10 per share, and (iii) modified the April 13, 2017 Warrant by extending the exercise date from December 31, 2017 to June 30, 2018, allowing for a cashless exercise of the Warrant, and changing the exercise price with a variable feature (the greater of 80% of the market price on the trading day preceding the relevant exercise date, or $0.50 per share) to an exercise price of $0.50 per share.

On November 3, 2017, Omagine, Inc. paid in full the $145,885 due pursuant to the JSJ Investments Inc. Convertible Promissory Note consisting of the $100,000 principal amount, $5,885 in accrued interest and the cash redemption premium of $40,000.

On November 13, 2017, the Registrant and St. George Investments LLC executed a sixth amendment extending the Maturity Date to December 17, 2017 and the Registrant paid $8,000 to St. George Investments in consideration of the extension.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The development of the Omagine Project has been delayed. We never expected that a $5 Billion company like CCC would default on their investment obligation – but they did. CCC has now been removed as an LLC shareholder and is being replaced by a new investor. The failure to execute the CCC-Contract by July 1, 2016 did not relieve RCA of its continuing obligation under the Shareholder Agreement to make its approximately $20 million Deferred Investment into LLC. This $20 million cash Deferred Investment from RCA was due to be paid to LLC on July 2, 2016 and is now past-due (the “Past-Due RCA Investment”).

We have a written Investment Agreement from the local Omani investor mentioned below who has passed away and which investment we do not now expect to happen. We have a verbal commitment from a recently formed investment fund for MENA Region real-estate transactions (the “MENA-Venture Fund”) organized by the Kosovar managers of a European fund with which we have been dealing. We have a non-legally binding November 2017 signed letter of intent from a Southeast Asian-based real-estate investment group which is active in Singapore and Thailand and is seeking to expand in the MENA Region (the “Singapore Developer”). LLC is presently in final discussions with the MENA-Venture Fund and is in continuing discussions with the Singapore Developer. In addition RCA and OMAG are also in continuing discussions with a Dubai based developer which was previously active in Oman and well known to RCA (the “Dubai Developer”). Omagine LLC hopes and intends to close the most advantageous deal it deems possible with one or more of these potential investors and/or co-developers or with some other prospective investor with which the Company is in contact.

During the second and third quarter of 2017 and continuing up to the date hereof multifaceted discussions and correspondence between and among management, MOT and RCA occurred with respect to, among other things, the Past-Due RCA Investment which is now an almost 18 month past due obligation of RCA to invest its $20 million equity investment into LLC (which was due and payable to LLC in July 2016), the status of the possible new investors to replace CCC, the timelines for completion of the Omagine Project and the possibility that the DA may be amended, extended, replaced or terminated by MOT. These complex discussions continue as of the date hereof and involve at least two Omani government ministries as well as other Oman and U.S. governmental entities and authorities and more recently now, probably Sultan Qaboos, the ruler of Oman as well. The outcome of these multifaceted discussions is not yet clear or concluded but in all such similar prior events - of which there were a few - MOT has granted the reasonable requests of the Company for the time extensions required to perform certain tasks such as the closing of either the $20 Million Past-Due RCA Investment and/or a new investor to replace CCC. Management understands from the RCA representative that RCA and MOT are in contact and correspondence with respect to the Omagine Project and its development timelines, the DA, the UA, the $20 Million Past-Due RCA Investment, potential new investors and other matters and that RCA (which apparently is a continued strong supporter of the Omagine Project and of OMAG) is also in contact with His Majesty Sultan Qaboos regarding the Omagine Project’s timelines, developers, the $20 Million Past-Due RCA Investment, potential new investors and possible adjustments to any of the foregoing. As would be expected, management is not privy to the exact nature of these hi-level government discussions but LLC management is scheduled to meet with the RCA representative sometime before November 24th to be briefed on such ministerial and governmental discussions as are relevant to the Company and the Omagine Project.

The OMAG Common Stock is, and always has been, a proxy for the performance of LLC and the project delays to date have put downward pressure on the OMAG Common Stock. LLC can begin the masterplanning and development of the Omagine Project when and if RCA pays its $20 million Past-Due RCA Investment obligation, or when and if an investment transaction with one of LLC’s present investment prospects closes (which has not happened yet although we anticipate – but cannot guarantee - that it will occur soon). LLC management is presently in continuing intense discussions with:

i.	RCA, about RCA’s $20 Million Past-Due RCA Investment obligation to LLC, and

ii	The MENA-Venture Fund to replace CCC as a $20 million financial investor, and

ii	the Singapore Developer regarding a co-development deal and a $20 million investment into LLC, and

iv	the Dubai Developer regarding a co-development deal and a $20 million investment into LLC.

Notwithstanding the foregoing, shareholders and investors are cautioned that until an equity investment transaction as generally described above actually closes LLC will not have the funding sufficient to begin design, masterplanning and initial site work on the Omagine Project and no assurance can be given at this time that any such investment transaction will be finally consummated.

Although LLC is presently negotiating the foregoing described transactions, there is no assurance that any of these investments will happen until they actually do happen. If agreement is not reached by LLC and/or RCA and/or one or more of the new investors on the matters presently under discussion, or if alternative financing is not obtained for both LLC and OMAG, LLC may not be able to complete the Omagine Project, the Company may not be able to continue operations, and LLC may not be able to recover the $718,614,000 value of the Land Rights included in the Registrant’s Consolidated Balance Sheet at September 30, 2017 and December 31, 2016.

Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Investors and shareholders are cautioned not to place undue reliance on any forward-looking statement or forecast, which speaks only as of the date hereof.

Management presently estimates that the total net positive cash flow from the development of the Omagine Project will be approximately $3 billion and the net present value of that cash flow is approximately $1.6 billion. A present estimate therefore of the portion of that projected cash flow allocable to OMAG would be in excess of $1 billion USD assuming an OMAG ownership percentage of LLC of between 60% to 75%. Approximately $900 million to $1 billion USD would therefore be the expected damages to OMAG and the expected claim amount by OMAG in any potential lawsuit in the event of any untoward circumstances (which no one presently expects to occur) arising from LLC’s not receiving for any reason, its required $20 Million Past-Due RCA Investment to begin development of the Omagine Project as a result of RCA’s failure to fulfill its legally binding investment obligation pursuant to the Shareholder Agreement.

The financing and execution framework for real estate development projects are usually quite similar. They generally move from concept design; to feasibility studies; to land acquisition; to masterplanning; to detailed design; to debt financing for construction; to construction; and then finally to revenue generating sales and/or operations.

The financial architecture of real estate projects generally requires that the developer (in our case, LLC) finance and pay for all organizational costs (legal, accounting, administrative, etc.), concept design, land acquisition (i.e. purchasing the land for the project), initial feasibility and market studies, masterplanning, detailed design, financial advisory fees and/or other engineering & development consultancy costs (collectively, the “Soft Costs”). The Soft Costs are all financed from the developer’s (in our case LLC’s) own cash resources provided by its shareholders (in our case OMAG, RCA and CCC) and this is the reason that the receipt by LLC of the $20 Million Past-Due RCA Investment is so crucial to LLC’s success. The cost of construction (the “Hard Costs”) are generally financed via bank loans (“Project Finance”).

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

Per the Shareholder Agreement which was purposefully structured to align the financial needs of the project’s development with the financial resources required to execute it:

1)	Pre-DA, OMAG financed the $18 million of pre-development expenses;

2)	Pre-DA, the 3 shareholders made initial token investments totaling $390,000. ($234,000 by OMAG; $97,500 by RCA; $58,500 by CCC);

3)	Post-DA, OMAG invested an additional $546,000;

4)	Post-DA, RCA invested the land valued at $718 million;

5)	Post-DA and after the 1st Financing Agreement Date & signing of the construction contract, CCC was obligated to invest $50 million;

6)	Post-DA, RCA would also be obligated to invest an additional $20 million (the Past-Due RCA Investment).

Up until the DA was signed all LLC expenses were paid via OMAG’s $18 million of pre-development expenses and the above $390,000 of LLC cash equity.

After the DA was signed, LLC’s shareholder equity was increased by OMAG’s additional investment of $546,000 and RCA’s additional non-cash land investment of $718 million.

After the 1st Financing Agreement Date and Contract Date, CCC would be obligated to invest $50 million and RCA would invest the $20 million Past-Due RCA Investment – which investments would suffice to cover the approximately $20 million of budgeted Soft Costs mentioned above, the completion of which were a necessary precondition to any serious construction activities.

Unfortunately CCC defaulted on its obligations under the Shareholder Agreement to invest its $50 million and RCA has delayed paying its $20 Million Past-Due RCA Investment as required by the Shareholder Agreement.

For the next 17 months (Dec 2015 thru April 2017) - and although the 1st Financing Agreement Date had occurred on November 29, 2015 - and although CCC and LLC had agreed on several iterations of the construction contract, - CCC essentially strung OMAG and RCA along with multiple promises and agreements to invest and sign the construction contract ------- all of which false promises and agreements were ultimately dishonored by CCC.

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

2)	Someone had to continue to finance LLC’s and the Omagine Project’s existence Post-DA until either

a.	the CCC matter could be favorably resolved and CCC’s investment received, or

b.	until CCC was replaced with an alternate investor, or

c.	until RCA paid its $20 million Deferred Cash Investment (the $20 Million Past-Due RCA Investment which was due on July 2, 2016).

However, only OMAG stepped forward to continue to finance LLC’s and the Omagine Project’s continued existence. OMAG has incurred approximately $13 million in such Post-DA expenses to date. Since the DA was signed, OMAG has in fact single-handedly kept LLC and the Omagine Project viable via its continued financing of LLC’s operations. OMAG is no longer willing to continue this effort alone.

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

Nevertheless, now that the long drama / spectacle with CCC is over, the only matter preventing forward progress on the Omagine Project is closing an approximately $20 million equity investment in LLC. RCA could resolve this matter instantly by paying LLC the $20 Million Past-Due RCA Investment. A long past due $20 million investment obligation is already in place. Pursuant to the Shareholder Agreement, approximately 17 months ago in July 2016, RCA became obligated to invest $20 million into LLC. LLC has in a timely manner given RCA frequent written and verbal notices of this obligation but as of the date hereof RCA has not fulfilled this investment obligation.

We had expected to close a substantial LLC investment with an Omani investor in January 2017 but that investor died in November 2016.

We then expected to close a $20 million investment with a European fund in July 2017 and that fund’s management has now formed the MENA-Venture Fund with whom discussions are presently ongoing. As discussed above, LLC management is attempting to close a $20 million investment with the MENA-Venture Fund to replace the CCC investment. This process has been ongoing now for many months and is well advanced. Management expects, but cannot guarantee, that its ongoing discussions with the MENA-Venture Fund will be successfully concluded.

Discussions with RCA regarding its $20 Million Past-Due RCA Investment obligation which became due under the Shareholder Agreement in July 2016 are also ongoing and are bound up with the complex negotiations mentioned above between and among LLC, OMAG, RCA and MOT.

LLC has a signed written agreement (an “Investment Agreement”) with the local Omani investor who passed away in November 2016. This binding Investment Agreement was signed by LLC and the investor in November 2016 and contemplated the funding of the investment in January 2017. Subsequent to entering into this Investment Agreement, the investor unexpectedly passed away. The investor’s heirs have acknowledged the validity of the Investment Agreement and we are awaiting the settlement of the investor’s estate (which we understand to be quite substantial and complicated). We do not presently anticipate a positive outcome to this transaction however given the discord we have witnessed among the investor’s heirs.

LLC is in final discussions with the MENA-Venture Fund mentioned above and is also in moderately advanced discussions and negotiations with both the Singapore Developer and the Dubai Developer.

Although often beset by byzantine delays, the present state of affairs with respect to the Omagine Project is quite straightforward. LLC will begin the masterplanning and development of the Omagine Project when either:

i.	RCA fulfills its obligation pursuant to the Shareholder Agreement to invest its $20 million equity investment into LLC (the $20 Million Past-Due RCA Investment), or

ii.	The closing of an equity investment for at least $10 million with a new LLC investor to replace CCC occurs.

Ongoing discussions and negotiations with the potential new investors and/or co-developers identified above and separately between and among the several parties involved (including RCA, MOT, OMAG and other relevant government officials) are expected to resolve the RCA investment impasse and the new investor closing. Management presently anticipates that a transaction with the MENA-Venture Fund with which it is in final negotiations may conclude by the end of November or early December 2017 but no assurance can be given that any such transaction will actually close until it actually does close.

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

The Company is focused on entertainment, hospitality and real estate development opportunities in the Middle East and North Africa (the “MENA Region”) and on the design and development of distinctive tourism destinations. The Company presently concentrates the majority of its efforts on the business of LLC and specifically on the Omagine Project. OMAG has 23,093,084 shares of its Common Stock issued and outstanding as of September 30, 2017.

In November 2009, OMAG organized LLC as its 100% wholly owned subsidiary under the laws of the Sultanate of Oman (“Oman”) and pursuant to the provisions of the U.S.-Oman Free Trade Agreement to design, develop, own and operate our initial project – a mixed-use tourism and real estate project named the “Omagine Project” (See “The Omagine Project” below). OMAG originally capitalized LLC at Omani Rials (“OR”) 20,000 [$52,000]. In 2011 OMAG’s 100% ownership of LLC was reduced to 60% pursuant to a shareholders’ agreement (the “Shareholder Agreement”) signed by OMAG, JOL and three new LLC minority investors (See: Exhibit 10.6 and “The Shareholder Agreement” below).

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

As of the date hereof, the shareholders of LLC as registered in Oman at the Ministry of Commerce & Industry (the “Registered Shareholders”) are1:

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

[1]	As previously disclosed, all our prior efforts to conclude the CCC Contract and CCC’s required investment under the Shareholder Agreement were unsuccessful. On April 3, 2017 OMAG exercised its option to purchase all of the shares of LLC owned by CCC-Oman and CCC-Panama, thereby leaving OMAG and RCA as LLC’s two remaining shareholders. After the closing of the option purchase the Registered Shareholders at the Ministry of Commerce & Industry in Oman will be amended to reflect the fact that CCC is no longer an LLC shareholder.

Management has not abandoned its efforts to close the investment transaction memorialized by the Investment Agreement with the Omani investor who died in November 2016 but we have lost much valuable time and no longer believe it will occur in the time frame we and the Ministry of Tourism require. We have concluded that we can no longer rely on the assurances of the investor’s heirs about an imminent conclusion of the estate as the heirs have frequently indicated to us that the estate settlement was imminent – but delays have continued to date. Management presently deems it highly unlikely that LLC will ever close this investment and no assurance can be given to investors and shareholders that such investment transaction will ever occur.

We are no longer relying on the conclusion of the estate settlement mentioned above and we are in final discussions with the MENA-Venture Fund with whom we have been holding discussions in parallel. We are also in an advanced state of discussions with the Singapore Developer and the Dubai Developer. Although we had expected to close an investment by now, that has not yet happened and we continue to be hopeful that such a financial investment with the MENA-Venture Fund can be closed by the end of November or early December 2017 and/or that a co-development transaction with either the Singapore Developer or the Dubai Developer can be arranged in early 2018 or before. Discussions continue with the MENA-Venture Fund and separately with the Singapore Developer who executed a Letter of Intent with LLC in November 2017. Separate discussions are also ongoing with RCA for the payment by RCA of the $20 Million Past-Due RCA Investment obligation.

LLC will not have the approximately $20 million of funding sufficient to begin the serious design, masterplanning and initial site activities on the Omagine Project until RCA pays LLC its $20 million equity investment as required by the Shareholder Agreement and/or until we close a transaction with a replacement investor for CCC. As mentioned above, the Soft Costs are typically paid for by the developer (LLC) out of equity as opposed to the much greater project finance costs which are typically paid for by the developer (LLC) via bank loans arranged by the developer. Management has also been conducting parallel project finance discussions with a bank and we expect a successful conclusion to that discussion to occur soon after RCA pays LLC the $20 Million Past-Due RCA Investment as required by the Shareholder Agreement or we close an equity investment with the MENA-Venture Fund, the Singapore Developer or the Dubai Developer.

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

Although LLC is presently negotiating with RCA with respect to the payment to LLC of the $20 Million Past-Due RCA Investment obligation which is due from RCA pursuant to the provisions of the Shareholder Agreement, and with the MENA-Venture Fund, the Singapore Developer and the Dubai Developer to replace CCC as an LLC investor, there is no assurance that any of these investments will happen until they actually do happen.

If agreement is not reached by LLC and RCA with respect to the payment to LLC of the $20 Million Past-Due RCA Investment or by LLC and/or the MENA-Venture Fund, the Singapore Developer or the Dubai Developer (or some other new investor) on the matters presently under discussion as indicated herein, or if alternative financing is not obtained for both LLC and OMAG, LLC may not be able to complete the Omagine Project, the Company may not be able to continue operations, and LLC may not be able to recover the $718,614,000 value of the Land Rights included in the Registrant’s Consolidated Balance Sheet at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017 and the date hereof the LLC shareholders have made cash investments into LLC as indicated in the following Table A:

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

As of September 30, 2017 and the date hereof RCA has made a non-cash payment-in-kind investment into LLC as indicated in the following Table B:

Table B  -  RCA’s Non-Cash Equity Investment into Omagine LLC

	Omagine, Inc.		Royal Court Affairs		Consolidated Contractors
	OR	USD	OR	USD	OR	USD

Additional non-cash equity investment of Land Rights on registration of the Usufruct Agreement	0	0	OR 276,666,667	$718,614,000	0	0

As of July 1, 2016 and the date hereof RCA is obligated to make an additional Deferred Cash Investment (the Past-Due RCA Investment) into LLC as indicated in the following Table C:

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

In order to bring the Omagine Project to its present state, OMAG (as of September 30, 2017), has:

(i)	invested 300,000 Omani Rials ($780,000) in cash into LLC, and

(ii)	expended $17.9 million of Pre-Development Expenses on behalf of the Omagine Project through the October 2, 2014 DA signing date consisting of both cash and non-cash expense items as OMAG had promised to do pursuant to the SHA, and

(iii)	single-handedly kept the Omagine Project and Omagine LLC financially afloat after the October 2, 2014 DA signing date by expending an additional $13.07 million (as of September 30, 2017) on behalf of the Omagine Project via cash loans from Omagine, Inc. to Omagine LLC (“Loans”) and the direct payment by Omagine, Inc. of Omagine LLC liabilities and accounts payable (“Advances”) consisting of $5.5 million of cash and $7.5 million of non-cash items, neither of which Loans nor Advances Omagine, Inc. had any obligation whatsoever to do pursuant to the SHA.

All $13.07 million of such Loans and Advances are liabilities of LLC to OMAG and due on demand. All $17.9 million of such Pre-Development Expenses will be liabilities of LLC, reimbursable to Omagine, Inc. in accordance with the terms of the Shareholder Agreement (as may be amended) See: the following Table E, and “Pre-Development Expenses and Loans and Advances to LLC” as of September 30, 2017, below.

Table E - Pre-Development Expenses, Loans and Advances

Summary	Cash Items	Non-Cash Items (Depreciation; Amortization; Stock Option Expense)	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances as of 9/30/2017 (incurred on or after the October 2, 2014 DA signing date)	$5,530,763	$7,544,856	$13,075,619

Total - (Due to OMAG from LLC)	$19,142,714	$11,853,019	$30,995,733

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

On July 2, 2015, after the UA was registered by the Government legally perfecting LLC’s ownership of the Land Rights, the Ministry of Tourism (“MOT”) of the Government and LLC agreed in writing that July 1, 2015 would be the “Operative Date” from which time periods for the execution by LLC of certain tasks enumerated in the DA are to be measured. The MOT states in relevant part in writing to LLC that: “We ask you to receive the land and begin procedures for executing the project as per the development agreement entered into with you, keeping in mind that the effective commencement date of the development agreement is 1 July 2015”. (See Exhibits 10.8 and 99.2). The MOT has not further extended the Operative Date but MOT has previously agreed with RCA and OMAG that LLC should seek a new investor to replace CCC and then come back to MOT for the appropriate DA extensions as needed. Assuming RCA pays LLC the $20 Million Past-Due RCA Investment obligation specified in the Shareholder Agreement (or LLC replaces CCC with a new investor as contemplated above in this report but which has not yet happened), we expect the Operative Date to be extended. No assurance however can be given that such an equity transaction will be closed or that the Operative Date will actually be extended until such events actually occur.

During the second and third quarter 2017 and continuing up to the date hereof multifaceted discussions and correspondence between and among MOT, RCA, LLC and OMAG occurred with respect to the obligation of RCA to invest its $20 million equity investment into LLC (which was due and payable to LLC in July 2016), the status of the possible new investors to replace CCC, the timelines for completion of the Omagine Project and the possibility that the DA might be amended, extended, replaced or terminated by MOT. These complex discussions continue as of the date hereof and involve at least two Omani government ministries as well as other Oman and U.S. governmental entities and authorities and more recently now, probably Sultan Qaboos, the ruler of Oman as well. The outcome of these multifaceted discussions is not yet clear to the several parties involved. This is not the first time such discussions have taken place and in all such similar prior events, the Government has granted the reasonable requests of the Company for extensions of the time required to perform certain tasks such as the closing of either the $20 Million Past-Due RCA Investment and/or a new investor to replace CCC. Management cautions however that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

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

The continued legal effectiveness of the DA subsequent to the Operative Date is dependent upon certain milestone dates being achieved (any or all of which may be extended or waived by the Government), including: (1) LLC’s delivery to the Government by June 30, 2016 of a term sheet with lenders for the financing of the first or any other phase of the Project, [this milestone date was achieved by the term sheet and financing agreement which LLC received from the Qatari Bank in November 2015], (2) LLC’s submission to the Ministry of Tourism of a social impact assessment by March 31, 2016 and the Government’s approval thereof by June 30, 2016, (3) the Government’s approval by June 30, 2016 of the development control plan for the Omagine Project, and (4) the transformation of LLC into a joint stock company by June 30, 2016 (these milestone dates 2, 3 and 4 and others are not yet achieved and the dates required for their completion are expected to be extended as mentioned above if and when the Operative Date is extended). LLC has suffered many delays as a result of the CCC default and RCA’s delay in paying the $20 Million Past-Due RCA Investment to LLC and as a result we have been assured recently and in the past by Government officials and RCA that the Operative Date will be extended by MOT provided we are able to begin the design, masterplan and development of the Omagine Project – which as noted above is entirely dependent upon either RCA paying the $20 Million Past-Due RCA Investment to LLC and/or LLC securing a replacement investor for CCC in a timely fashion. We understand from these government officials that MOT is losing patience with RCA and OMAG with regard to the continued delays and as a result there has been and continues to be some intense discussion and correspondence between MOT and RCA specifically about these matters as well as the abovementioned complex discussions and negotiations between and among MOT, RCA, LLC and OMAG with respect thereto. Management is not privy to the exact nature of the RCA-MOT discussions but understands and believes that RCA is defending the DA and UA interests of LLC (of which RCA is a shareholder) and that RCA may raise the matter to His Majesty Sultan Qaboos if they deem it necessary to do so. No assurances can be given at this time however that LLC’s failure to meet certain milestone achievement dates will continue to be waived by MOT or that the Operative Date will be extended until these actions are actually done so in writing by MOT.

LLC management and RCA have met with and spoken to the Minister of Tourism and MOT staff members several times during the period from December 2016 to the date hereof in regard to CCC’s default, RCA’s investment obligation with respect to the $20 Million Past-Due RCA Investment, our efforts to finalize the Amended and Restated Shareholder Agreement with our proposed new investor who died and then with his heirs, our proposed investment funds and the MENA-Venture Fund who may be replacement investors for CCC, as well as in regard to the delays encountered to date by LLC in meeting certain DA milestone dates as measured from the Operative Date and the resulting DA defaults. The MOT (and all Government Ministries) are also acutely aware of the unusual fiscal strains over the past few years imposed on the present banking and economic environments in the region due to falling oil prices and stringent Government budget controls. No written extension of the Operative Date or additional written waivers of the project development delays can be made by MOT until RCA invests its past due $20 million equity investment obligation into LLC or until we close an investment transaction with a replacement investor for CCC. As noted above MOT is losing patience with LLC with regard to the continued delays. Management is highly focused on convincing RCA to pay its $20 million investment obligation under the Shareholder Agreement to foreclose the possibility of any negative action being further pursued by MOT and then getting all prior LLC defaults and delays waived in writing by MOT, getting the Operative Date extended in writing by MOT and getting the development of the Omagine Project started in earnest. Management understands from RCA that they (RCA) and MOT are presently directly discussing these very issues among themselves.

No assurance can be given however to what extent, if any, that such RCA-MOT discussions will yield a satisfactory result or that continued MOT verbal waivers of the LLC delays will occur or that RCA will promptly pay the $20 Million Past-Due RCA Investment amount to LLC or that LLC will close a transaction with the MENA-Venture Fund, the Singapore Developer, the Dubai Developer or any other investor or that as a result of any of the foregoing, the prior LLC delays will in fact be waived in writing by MOT or that the Operative Date will in fact be extended in writing by MOT. Our assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this report. All such forecasts, projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company’s knowledge or control, and no assurance can be given that such forecasts, projections or assumptions will be realized. No assurances can be given regarding the achievement of future results, as our actual results may differ materially from our projected future results as a result of the risks and uncertainties we face, and actual future events may differ from anticipated future events because of the assumptions underlying the forward-looking statements that have been made regarding such anticipated events.

Pursuant to the DA, LLC must substantially complete the construction of the seven Pearl buildings and one hotel (the “Minimum Build Obligation” or “MBO”) by June 30, 2020 (the “MBO Completion Date”), as such date may be amended or extended per the DA as indicated above. The DA imposes no performance timelines on LLC with respect to completing the development or construction of elements of the Omagine Project other than the MBO but the completion of the MBO will require LLC to obtain the necessary Project Finance to do so. Any material breach by LLC of its obligation to perform the MBO would constitute an event of default under the DA. The DA specifies that the principal construction contract should be executed by June 30, 2016. This (i.e. the CCC Contract) did not happen as indicated above. LLC is required to provide written notice to the Government in certain circumstances, such as LLC’s change in an anticipated milestone date that would result in a substantial achievement of work to occur later than 60 days after such milestone date. Such notice has been communicated both verbally and in writing to the appropriate government officials and MOT is aware of the scope of the DA delays encountered by LLC to date. It will be necessary for MOT to extend the Operative Date (and in turn, the MBO Completion Date) as they have previously agreed to do subject to LLC securing the necessary equity investments outlined above in order for LLC to be able to meet the DA’s construction deadline for the Minimum Build Obligation. It will not be possible to achieve the June 30, 2020 MBO Completion Date and we will necessarily require certain DA waivers and extensions in writing from MOT with respect to several matters in the DA after we resolve the $20 million equity infusion into LLC as described above.

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

Because of these delays therefore, the more serious and substantial design, master planning and construction activities for the Omagine Project did not begin in December 2015 as planned and as required for the fast-track development strategy management had planned; and they did not begin in July 2016 as would have been possible had RCA met its obligation to invest its $20 million into LLC in July 2016; and they have not yet begun. (See: “Initial Activities” and “Pre-Development Expenses and Loans and Advances to LLC”, below).

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

Since the 276,666,667 Omani Rial value of the Land Rights is substantial, LLC retained the services of PricewaterhouseCoopers LLP (“PwC”) to provide its written analysis and report to LLC with respect to the correct IFRS accounting method LLC should use to record the 276,666,667 Omani Rial Land Rights value in its IFRS compliant financial statements. PwC did not advise on the valuation of the Land Rights (as determined by Savills, C&W and JLL), but only on the correct accounting LLC should use to record such Land Rights valuation in LLC’s financial statements in accordance with IFRS. PwC’s written report was received by LLC in August 2015. Promptly thereafter, LLC consulted with its independent auditor, Deloitte & Touche (M.E.) & Co. LLC (“Deloitte”) with respect to the matter, and Deloitte’s written technical analysis report (which agreed with PwC’s analysis) was received by LLC in November 2015. Given the passage of time, the recent regional economic downturn (and attendant Government budget strains) spurred by the sudden oil price collapse, and the delays encountered to date by LLC in beginning the development of the Omagine Project, LLC intends to secure a new or updated land valuation report subsequent to the payment by RCA of the Past-Due RCA Investment or the closing of an investment into LLC as described above in this report.

The Land Rights over the Project Land are extensive, are closely akin to ownership rights and include the right to sell such land on a freehold basis. The Land Rights are virtually equivalent to ownership rights and like any asset, if its value were to become impaired for any reason (including any un-waived contractual reason pursuant to the DA requirements), a reserve for such impairment would need to be established at such time. Although it is not required to do so, in view of the unsettled economic environment in Oman and the greater MENA Region and because of the inordinate delays in resolving the CCC matters and obtaining a replacement investor for CCC, LLC plans to update its land valuation when it has the resources to do so to verify if any material changes in the value of the Project Land may have occurred since the above three valuation reports were completed. Consideration of the foregoing concerns may possibly require the establishment of such a reserve for impairment. Management’s decision as to whether or not to undertake such updated reports and/or whether or not to establish such a reserve will depend to a large extent upon management’s assessment at the time of the likelihood of (i) RCA fulfilling its $20 million equity investment obligation under the Shareholder Agreement, and (ii) securing a replacement investor for CCC, and the economic conditions in Oman. As of the date hereof intense and multifaceted discussions and correspondence between and among management, MOT and RCA continue with respect to the obligation of RCA to invest its $20 million equity investment into LLC, the status of a new investor to replace CCC and the possibility that the DA might be amended, extended, replaced or terminated by MOT. These complex discussions involve at least two government ministries as well as other governmental entities and authorities. If such discussions are not resolved favorably to LLC or if the Operative Date and DA timelines are not extended or if either the $20 Million Past-Due RCA Investment or an equity investment by a new investor is not soon received by LLC, then the Company may not be able to complete the Omagine Project or continue operations and may not be able to recover the $718,614,000 value of the Land Rights recorded in its financial statements. Both PwC and Deloitte independently concluded that the Land Rights should be recorded as capital and as tangible assets (work-in-process inventory and land) on LLC’s financial statements.

With respect to the Company’s consolidated financial statements, the Company’s independent auditor in the U.S. has likewise concurred that pursuant to US GAAP, the Land Rights should be recorded as capital, inventory and land. Also pursuant to US GAAP long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets such as the Land Rights to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the estimated fair value. As stated above the Company intends to update its land valuation and may establish an impairment reserve for the Land Rights in light of (i) the continuing negative changes in the economic climate in the MENA Region and in Oman resulting from the recent collapse in oil prices (which have since somewhat recovered), (ii) the resulting economic strains evident in the Oman economy and Government budget deficits, and (iii) the uncertainties resulting from and surrounding the RCA and MOT discussions with respect to the $20 Million Past-Due RCA Investment and the Omagine Project, its prospects and future to which management is not privy.

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

Subsequent to the October 2, 2014 DA signing date OMAG has voluntarily - and without any obligation to do so - single-handedly kept LLC and the Omagine Project financially afloat by expending (as of September 30, 2017) an additional $13,075,619 million on behalf of LLC and the Omagine Project via Loans and Advances from OMAG to LLC.

A summary of the Pre-Development Expense Amount and of the Loans and Advances is detailed in the following table:

Pre-Development Expenses, Loans and Advances

	Cash Items	Non-Cash Items	Total
Pre-Development Expense Amount (incurred prior to the October 2, 2014 DA signing date)	$13,611,951	$4,308,163	$17,920,114

Loans & Advances (incurred on or after the October 2, 2014 DA signing date)	$5,530,763	$7,544,856	$13,075,619

Total Due to OMAG from LLC	$19,142,714	$11,853,019	$30,995,733

All $13,075,619 of such Loans and Advances are liabilities of LLC to OMAG and are payable on demand. All $17,920,114 of such Pre-Development Expenses will be liabilities of LLC to OMAG and reimbursable to OMAG in accordance with the terms of the Shareholder Agreement. The terms and conditions of an Amended and Restated Shareholder Agreement may change the presently existing terms and conditions of the existing Shareholder Agreement.

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

The Loans and Advances to LLC

The $13,075,619 of Loans and Advances (as of September 30, 2017) are payable to Omagine, Inc. by LLC on demand (but as a practical matter, not until LLC has the financial capacity to do so and Omagine has no intention of demanding immediate payment of the Loans and Advances until LLC has such financial capacity).

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

As of the date hereof, OMAG reluctantly continues to make Loans and Advances to and on behalf of LLC for the activities being undertaken by or on behalf of LLC for the Omagine Project and expects to do so for only a short time further or until RCA pays the $20 Million Past-Due RCA Investment to LLC or the closing of an equity investment replacing CCC into LLC occurs.

In light of the First Financing Agreement Date having already occurred with no associated Draw Date, an Amended and Restated Shareholder Agreement (assuming it is agreed and executed) is expected among other things, to address, restate and formalize more precisely the terms of repayment by LLC to OMAG of the Pre-Development Expense Amount and the Success Fee but the manner, terms and conditions to be agreed relative thereto is uncertain at this time. As stated above however, the Loans and Advances are current liabilities of LLC and are payable by LLC to OMAG upon OMAG’s first simple demand. Management’s primary goal continues to be the launch of serious design and construction activities for the Omagine Project as soon as possible and management does not object to any reasonable resolution of these and other matters preventing that goal from being accomplished. Notwithstanding the foregoing, if and when RCA pays the $20 Million Past-Due RCA Investment to LLC or LLC closes an equity investment to replace CCC similar to the potential equity investments mentioned above and herein or otherwise, it is OMAG management’s present intention to demand repayment from LLC of all or a substantial portion of the Loans & Advances then due and owing from LLC to OMAG.

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

RCA has made its OR 276,666,667 ($718,614,000) non-cash PIK Investment of the Land Rights into LLC but has not yet made its OR 7,640,625 [$19,865,625] Deferred Cash Investment into LLC (the $20 Million Past-Due RCA Investment) in July 2016 as required by the Shareholder Agreement. It is management’s expectation that OMAG and RCA will agree to an Amended & Restated Shareholder Agreement (including an Amended RCA Subscription Agreement) pursuant to which RCA will pay the $20 Million Past-Due RCA Investment to LLC and LLC will issue a further 663,750 LLC Shares to RCA in exchange for the Land Rights (which right to receive such 663,750 LLC Shares is presently waived by RCA pursuant to the present Shareholder Agreement because of RCA’s failure to pay the $20 Million Past-Due RCA Investment to LLC as required by the Shareholder Agreement.

As of the date hereof, CCC has defaulted on its obligation to make its Deferred Cash Investment into LLC and to negotiate in good faith and sign the CCC Contract and RCA has not yet made its $20 Million Deferred Cash Investment into LLC in July 2016 as required by the Shareholder Agreement but is expected to do so pursuant to an Amended & Restated Shareholder Agreement which will include an Amended & Restated RCA Subscription Agreement.

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

Management remains optimistic that its ongoing discussions with an alternative bank can be concluded when and if RCA pays the $20 Million Past-Due RCA Investment to LLC and/or a new investor to replace CCC becomes an LLC shareholder.

Other Investors and Contractors

During 2015, 2016 and to date, management has conducted a multitude of investor presentations across the MENA Region, Europe and Asia with potential LLC equity investors and high net-worth individuals. Several of these investors expressed interest in becoming shareholders of LLC and LLC management is presently focused on the MENA-Venture Fund, the Singapore Developer and the Dubai Developer as potential investors. Since approximately 18 months ago, (July 2016) RCA remains obligated to invest its $20 million equity investment into LLC.

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

Initial Activities

The Post-DA Period is the time period between the DA signing and the date hereof. The execution of many initial activities during this period by LLC required the parallel launching by LLC management of many diverse efforts and processes on multiple fronts immediately after the DA Execution Date of October 2, 2014. This early initiative fast track strategy which was financed entirely by OMAG included:

1.	the DA was Ratified by the Government;

2.	the UA was signed and registered with the Government;

3.	the Operative Date of July 1, 2015 replaced both the Execution Date of October 2, 2014 and the Effective Date of March 11, 2015 referenced in the DA;

4.	three separate valuation studies and reports were commissioned and the valuation of the Land Rights was completed;

5.	expert accounting analyses and reports were received from PwC, Deloitte and the Company’s independent auditor regarding LLC’s purchase of the Land Rights and the recording thereof in LLC’s and the Company’s financial statements;

6.	LLC booked 276,666,667 Omani Rials of new equity which is also reflected in the Company’s consolidated financial statements;

7.	a cost accounting budgetary framework to be used during the development, construction and marketing of the Omagine Project was created by an independent accounting and finance consultant;

8.	an expert IT consultant was selected to architect and install the IT framework and solutions we intend to implement across LLC and the Company and across the Omagine Project’s “smart city” environment;

9.	an independent third party update to our feasibility study was commissioned and completed;

10.	an update of LLC’s internal financial model by specialist real estate investment bankers and advisers was commissioned and completed;

11.	confirmation from banks in Oman (but not from banks outside of Oman) that the value of the Land Rights can be used as collateral to support the Syndicated Bank Financing was received;

12.	the “Brand Identity” and associated brand pillar components and uniform brand messaging platform we intend to implement for Omagine, LLC and the Omagine Project were created;

13.	LLC’s strategic plan was completed;

14.	multiple meetings with, and multiple iterations of proposals and presentations from major mission-critical project consultants (architects, designers, master planners, engineers, program managers, quantity surveyors, real estate advisers, hospitality advisers, hotel management companies, financial advisers and others) have been received, reviewed and analyzed by management and selections of many consultants have been made by management;

15.	candidates for senior LLC executive positions have been recruited, interviewed and selected;

16.	extensive and multiple presentations and meetings with potential LLC equity investors in six MENA Region countries, Europe, Asia and the U.S. were conducted and while most purported investors turned out in the end to be brokers, not investors, negotiations with several selected strategic investors are still ongoing with a present focus on the MENA-Venture Fund, the Singapore Developer and the Dubai Developer as potential investors;

17.	extensive and multiple presentations and meetings with local, regional and international banks in Oman, the MENA Region and Europe with respect to the provision of Syndicated Bank Financing have occurred with a present focus on one such bank;

18.	Multiple drafts of the CCC Contract were created (most recently in May 2016) but the final attempt to close this transaction ended unsuccessfully after many delays, and

19.	several other initial drafts of contracts for mission-critical consultants were prepared.

The CCC Contract / The CCC Phases

The CCC-Contract was not and will not be signed with CCC-Oman. Management was previously optimistic and positively inclined to believe that a beneficial conclusion for all parties concerned would be forthcoming but no conclusion occurred and management finally concluded that no amount of further negotiations would result in a definitive conclusion of these matters with CCC.

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

Development Phases / Construction Phases / Project Financing / Masterplanning

It is anticipated that the Omagine Project will be developed in several phases and each such phase will likely include one or more Sections of construction. It is expected therefore that several tranches of project financing from banks or other financial institutions will occur and several Financing Agreements will likely be executed during the course of the project’s phased development and construction. The first Financing Agreement Date occurred on November 29, 2015 with the signing of the Al Rayan Loan agreement but as stated above, because of CCC’s default, it was never utilized. In order for the Omagine Project to move forward, RCA must now pay LLC the $20 Million Past-Due RCA Investment and/or LLC must now close an equity investment transaction with a new investor to replace CCC.

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

The November 29, 2015 execution date of the first such Financing Agreement with Masraf Al Rayan is defined in the Shareholder Agreement as the “Financing Agreement Date”. The earlier that the Financing Agreement Date occurred, the better it was expected to be for LLC, the Omagine Project, and all concerned for a variety of reasons but this was ultimately complicated by the CCC-Contract delays, CCC’s ultimate default and RCA’s failure thereafter to pay the $20 Million Past-Due RCA Investment to LLC as described herein and in our prior quarterly and annual reports filed with the SEC. The present liquidity squeeze in GCC banks may continue to have a negative impact on our Project Finance efforts. Notwithstanding the foregoing sentence, the bank with which we are presently negotiating a project finance package does not have such liquidity issues.

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

Over the past many months, we have conducted, and continue to conduct, numerous meetings:

i.	with respect to LLC Equity Sales, with several potential equity investors and developers (including the MENA-Venture Fund, the Singapore Developer and the Dubai Developer) interested in becoming shareholders of LLC, including investment funds, regional developers, and high net-worth individuals from Europe, Asia and several MENA Region countries, and

ii.	with respect to OMAG Equity Sales, with investment funds and high net-worth investors in the U.S., Europe, Asia and the MENA Region interested in becoming shareholders of OMAG, and

iii.	with respect to Debt Facilities for LLC other than Syndicated Bank Financing, with several banks and other potential investors in the U.S., Europe, the GCC countries and Oman, and

iv.	with respect to major local, regional and international banks in Oman and the GCC there appeared to be a significant amount of banking liquidity in 2015, but presently the banking liquidity levels are modestly rebounding after being under severe pressure in 2016 primarily as a result of the worldwide drop in the price of crude oil and resulting decrease in deposits into these banks by governments. The large appetite we witnessed in 2015 at such banks for providing Syndicated Bank Financing and Debt Facilities to LLC cooled in 2016 and 2017. Notwithstanding the foregoing, the Qatari bank with which we have discussed a project finance package does not have such liquidity issues.

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

LLC management is presently confident that the OR 276,666,667 ($718,614,000) value of its Land Rights (which value may be adjusted in 2018 pursuant to an updated land valuation report) will be considered by the Omani banks as collateral for the Syndicated Bank Financing for the Omagine Project but it remains unclear at this stage whether or not banks other than Omani banks will do likewise. Notwithstanding the foregoing statement however, it is not possible at this time to predict with certainty what future events may alter LLC’s present assessment of its ability to use its Land Rights to collateralize any bank debt financing including any Syndicated Bank Financing.

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

OMAG LLC’s internal financial model is updated, modified and adjusted from time to time in order to capture what management believes are the then present market realities and projected trends. The financial model is organized to show best case, worst case and probable case scenarios. The most recently updated probable case scenario forecasts substantial net positive cash flows for OMAG LLC over the seven year period subsequent to the signing of the DA and a net present value (“NPV”) of the Omagine Project of approximately $1.6 billion dollars. Management believes its financial model assumptions are reasonable but cautions that they may change as new facts and information become available, as the development program and design process unfolds and as market conditions require. It is virtually certain that the various components of the financial model - and therefore the estimates of total cash flow and NPV - will change from time to time in line with market fluctuations and as the project unfolds.

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

Consolidated Results

The financial results of LLC are included in the consolidated financial results of the Company in accordance with accounting principles generally accepted in the United States. The Company experienced a substantial increase in capital on July 2, 2015 when the Land Rights were registered in LLC’s name and later recorded in LLC’s and the Company’s financial statements. The Company will experience additional substantial increases in capital, if and when further capital increases occur from RCA’s payment to LLC of the $20 Million Past-Due RCA Investment and a new investor to replace CCC is secured by LLC and the then appropriate percentage representing OMAG’s ownership interest in LLC is recorded in the Company’s consolidated financial statements. LLC’s ongoing financial results will be included in the consolidated financial statements of the Company as appropriate for as long as OMAG remains a shareholder of LLC.

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

Although the Company had previously expected to generate revenue by this time as LLC (i) began reimbursing OMAG for its Pre-Development Expenses, and (ii) begins paying the Success Fee installments to OMAG, such reimbursements for its Pre-Development Expenses are now likely to be delayed and/or possibly altered by the terms of an Amended and Restated Shareholder Agreement (which will not affect the on-demand repayment terms of the Loans and Advances) or until RCA’s payment to LLC of the $20 Million Past-Due RCA Investment and a new investor to replace CCC is secured by LLC [See: “Pre-Development Expenses and Loans and Advances to LLC” and “Success Fee” above]. The Company is not expected to generate revenue from sales or operations of properties within the Omagine Project until the development and construction of the Omagine Project is substantially underway. The masterplanning, development and construction of the Omagine Project cannot begin until RCA pays LLC the $20 Million Past-Due RCA Investment and/or a new investor to replace CCC is secured by LLC.

Financial Adviser

LLC’s financial adviser (“Financial Adviser”) for the Omagine Project is expected to be a bank or other professional financial consulting company. As such the Financial Adviser will arrange the syndication among several banks of the debt financing (“Syndicated Bank Financing”) for the Omagine Project.

We are presently in discussions with a Qatari bank which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project.

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

We have had extensive discussions with a number of MENA Region financial institutions with respect to such Syndicated Bank Financing and while they remain interested in discussing the Project Finance for the Omagine Project, almost all such banks confirmed the tightening of bank liquidity due to the current economic climate resulting from the sharply reduced price for crude oil. We are presently in discussions with a Qatari bank which is not experiencing such liquidity issues and which has already given LLC a “soft commitment” with respect to the provision by it of the debt financing required for the Omagine Project. With LLC’s Financial Adviser leading this effort, management remains hopeful with respect to LLC’s prospects for arranging the Syndicated Bank Financing for the Omagine Project but recognizes that given present economic and market conditions, it is not a trivial task and will be challenging. These discussions are ongoing and cannot be concluded until after the masterplanning of the Omagine Project is well underway and no assurances can be given at this time regarding the outcome, if any, from such discussions. The DA recognizes and addresses this issue when it states, in relevant part:

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

The project financing environment in Oman and the MENA Region continues to remain cautious after the rapid decline of worldwide oil prices which led to the rapid decline of bank deposits being received from governments. LLC management regularly meets with several internationally recognized Financial Advisers, all of whom have deep and wide-ranging expertise in the MENA Region project financing markets and as part of their normal business activities are in regular contact with MENA Region banks and international financial institutions regarding the status of and conditions prevailing in the project finance marketplace. The Company is now cautiously optimistic (but less confident then it had been before the 2015 sudden drop in oil prices) that LLC and its yet to be designated Financial Adviser will be able to arrange the necessary project financing for the Omagine Project. Management believes that all the Financial Advisers and banks with whom it has recently met concur that there is currently still a reasonable degree of liquidity and appetite among MENA Region banks and financial institutions for lending to, and investing in, sound development projects in the MENA Region. Most such persons and institutions however are more cautious than they were in years past because of the recent rapid fall in oil prices and the continuation of the unsettled military activities ongoing in Syria, Iraq, Yemen and Libya.

Notwithstanding the fact that LLC has already received a “soft commitment” with respect to the provision of the debt financing required for the Omagine Project from a Qatari bank without the aforementioned liquidity issues, no assurance can be given at this time that LLC will be able to obtain any, or a sufficient amount of, the project financing required to develop, build and complete the Omagine Project. If such a circumstance were to occur, it would have a material adverse effect on our business and operations.

Market Conditions

As previously disclosed and as has been and continues to be widely reported by local and international media and press, the worldwide price of crude oil fell very suddenly and dramatically in 2014 and 2015 (from over $100 per barrel to about $25/$30 per barrel) as robust production in the U.S. and elsewhere created a global glut of crude oil. Presently the price of crude oil is about $55/bbl. Almost all countries in the MENA Region are dependent on the sale of crude oil to support their economies and their government spending programs.

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

Crude oil prices “seem” to have recently stabilized around the mid $50s per barrel price and a rebalancing of the market “seems to be” is in progress but the knock-on effects of the lower government spending and the delayed payments by MENA Region governments to contractors has had a severe economic impact on local economies and contractors.

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

We expect that this sudden business cycle change will eventually right itself as all market participants adapt to the new realities but we are cautiously optimistic, provided RCA pays LLC the $20 Million Past-Due RCA Investment and/or the MENA-Venture Fund, the Singapore Developer, the Dubai Developer or another new investor is secured by LLC to replace CCC, that the Company will be able to convince the Government to waive all past delays and DA defaults, and extend the Operative Date as needed in order for LLC to proceed with the orderly development of the Omagine Project. Because of the significant delays in developing the Omagine Project to date however, tensions are high both in the local market and the Government and no assurance can presently be given that our present plans will succeed. Also, should the current negative economic conditions caused by the drop in oil prices, Government budget reductions and deficits and the GCC-wide liquidity squeeze at banks continue unabated, a knock-on effect in the real estate markets resulting in slower or fewer sales and lower selling prices could occur.

The market intelligence garnered by management indicates that local bankers and market participants believe that both transaction volume and pricing in the Omani real estate market are stable relative to performance in 2015 and 2016. We are presently unsure what the impact on transaction volume and pricing will be from the fall in crude oil prices but we expect (and presently observe) some softness in the market as all participants adjust to the “new normal” of $40 to $50 crude oil prices. The timing by LLC of its launch of residential and commercial sales at the Omagine Project cannot presently be predicted with any accuracy as it is planned to occur within the first 12 months after RCA pays the $20 Million Past-Due RCA Investment and/or after the closing of an investment with new investor to replace CCC.

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

In Iraq, Syria, Yemen and Libya, among other countries, daily violent military clashes and terrorism are now commonplace. Other Arab countries in the MENA Region have experienced and are experiencing demonstrations of discontent with the rule of their heads of state and in some cases these demonstrations are being met with violent pushback by some MENA Region governments but this was not and is not the case in politically and economically stable Oman. Anxiety over the health of His Majesty, the much beloved Sultan Qaboos, and what effect, if any, that will have on Oman’s political stability and leadership succession seems to have abated as His Majesty is seen to be actively managing state affairs.

Construction material costs and property selling prices in Oman and the surrounding region remain somewhat volatile and because of, among other things, the presently unsettled economic environment, undue reliance on present forecasts should be avoided. Management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. Management fully expects that its cost estimates for the Omagine Project (and therefore, its financial model) will require adjustment – possibly significant adjustment – as future events unfold. Investors and shareholders are cautioned not to place undue reliance on any such forward-looking statement or forecast, which speaks only as of the date hereof.

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

The anticipated launch date for residential and commercial sales was previously planned to be in the first or second quarter of 2018 but the unexpected death of our proposed new investor in LLC has now delayed this launch date further and it is now contingent on the timing (which management is unable to presently estimate) of RCA paying the $20 Million Past-Due RCA Investment to LLC or the closing of an investment transaction with a new investor to replace CCC. Management expects that the relative stability of local real estate markets as well as the Government’s continuing improvements to Oman’s infrastructure (Muscat International Airport, roads, regional airports, etc.) will contribute positively to LLC’s future sales prospects. The impact of the recent fall in crude oil prices and the knock-on economic effects on consumers and government projects is unknown and difficult to predict at this time.

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

The excellent location of the Omagine Site is recognized by local market participants and the significance of the provision of the Omagine Site to LLC is substantial. The increase in the value over the last several years of the land constituting the Omagine Site (which value LLC plans to have re-confirmed with an updated valuation report in 2018) has had a positive effect on the valuation of the Land Rights and is expected to have a positive effect on LLC’s revenue from the sale of residential and commercial properties. Irrespective of any possible downward re-valuation of the land as a result of our planned 2018 update to our land valuation report, the value of the land constituting the Omagine Site is expected to be a primary driver of future LLC and Company revenue and the benefits accruing to LLC and the Company pursuant to LLC’s Land Rights over the Project Land is expected to be material and significant.

Pursuant to the DA and UA, LLC will pay the Government OR 25 ($65) per square meter for the Project Land it sells to third party purchasers. The average valuation for the Land Rights (net of such Land Price) is OR 276,666,667 ($718,614,000) (See: “The Land Rights”, above).

Design, Engineering, Construction, Program Management, Content Development

The Company does not presently own or directly operate any design, engineering, content development or construction companies or facilities. With assistance from OMAG via the Loans and Advances, LLC has undertaken many critical tasks as indicated above, but for LLC to fully accomplish its objectives and undertake and finance the Omagine Project, RCA will have to pay LLC the $20 Million Past-Due RCA Investment or LLC will have to close an Equity Sale transaction with a new investor to replace CCC. The failure to date by RCA to pay the $20 Million Past-Due RCA Investment is the sole cause for the past 17 months of delays (subsequent to July 2, 2016) in the Omagine Project masterplanning and development process.

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

Results of Operations:

Overview

The Company is expected to generate revenue as LLC begins reimbursing OMAG for its Pre-Development Expenses and Loans and Advances and begins paying the Success Fee installments (See: “Pre-Development Expenses and Loans and Advances to LLC” and the “Success Fee”, above) but is not expected to generate revenue from operations in the near term until the development of the Omagine Project is substantially underway. The development of the Omagine Project cannot begin until RCA pays LLC the $20 Million Past-Due RCA Investment amount or LLC closes an Equity Sale transaction with a new investor to replace CCC. The Company will need to generate sustainable operating revenue in order to attain its objectives and sustain its operations going forward.

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

Beginning in the Company’s September 30, 2015 consolidated financial statements and continuing to date, the Company’s consolidated financial statements reflect a substantial increase in capital resulting from the inclusion therein as of July 2, 2015 of the value of the Land Rights purchased by LLC. The opinion of our independent auditors in our fiscal year 2016 (and 2015) audited financial statements included in this Report does not contain any expression of concern about our ability to continue as a going concern. In their opinion on our fiscal year 2014 audited financial statements, our auditors expressed substantial doubt about our ability to continue as a going concern but beginning in our September 30, 2015 unaudited quarterly financial statements and continuing through to our September 30, 2017 unaudited financial statements, that expression of concern has been removed.

In the first six months of 2017, OMAG sold (a) an aggregate of 639,948 restricted Common Shares to investors for aggregate proceeds to OMAG of $233,078 and (b) an aggregate of 430,190 restricted Common Shares to the Company’s president, vice president and three independent directors for aggregate proceeds to OMAG of $226,000.

The Development Agreement was signed by LLC and the Government of Oman on October 2, 2014. Thereafter the DA was ratified by the Government, the UA was signed by and registered with the Government and LLC’s Land Rights were valued by three outside independent experts at an average valuation of seven hundred eighteen million six hundred fourteen thousand dollars ($718,614,000).

The Company is presently holding discussions with RCA with respect to its past due $20 million equity investment into LLC and with the MENA-Venture Fund, the Singapore Developer, the Dubai Developer and other potential investors with respect to the purchase of LLC shares either directly from LLC or from OMAG.

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 vs.

THREE MONTHS ENDED SEPTEMBER 30, 2016

The Registrant did not generate any revenue or incur any cost of sales during the three month periods ended September 30, 2017 and 2016. The Registrant is relying on Omagine LLC’s operations for the Registrant’s future revenue generation.

Total selling, marketing, general and administrative operating expenses (“SG&A Expenses”) were $370,162 during the three months ended September 30, 2017 compared to $738,590 during the three months ended September 30, 2016. This $368,428 (50%) decrease in SG&A Expenses was attributable to the following expense categories: professional fees ($258,496), commitment fees including stock-based compensation ($150,000), travel ($104,729) and other selling, general and administrative costs ($11,606), offset by increases in officers’ and directors’ compensation including stock-based compensation ($72,390), consulting fees including stock-based compensation ($83,633) and occupancy costs ($380).

The Registrant sustained a net loss of $500,061 for the three months ended September 30, 2017 compared to a net loss of $677,045 for the three months ended September 30, 2016. This $176,984 (26%) decrease in the Registrant’s net loss for the three months ended September 30, 2017 compared to the prior period was principally attributable to the $368,428 decrease in SG&A Expenses mentioned above and an increase in amortization of debt discounts ($54,035), increase in interest expense ($4,208), an increase in extension fees for notes payable of $24,000 and a decrease in net loss attributable to non-controlling interests in LLC ($109,201).

NINE MONTHS ENDED SEPTEMBER 30, 2017 vs.

NINE MONTHS ENDED SEPTEMBER 30, 2016

The Registrant did not generate any revenue or incur any cost of sales for the nine month periods ended September 30, 2017 and 2016.

Total SG&A Expenses were $1,211,333 during the nine month period ended September 30, 2017 compared to $2,176,004 for the nine months ended September 30, 2016. This $964,671 (44%) decrease was attributable to the following expense categories: consulting fees including stock-based compensation ($286,789), professional fees ($290,357), travel ($243,655), commitment fees including stock-based compensation ($150,000), occupancy ($1,198) and other selling, general and administrative costs ($54,729) offset by increase in officers’ and directors’ compensation including stock-based compensation ($62,057).

The Registrant sustained a net loss of $1,458,641 for the nine months ended September 30, 2017 compared to a net loss of $2,159,877 for the nine months ended September 30, 2016. This $701,236 (33%) decrease in the Registrant’s net loss for the nine months ended September 30, 2017 compared to the prior period was principally attributable to the $964,671 decrease in SG&A Expenses mentioned above and increases in amortization of debt discounts ($89,606), increase in interest expense ($13,706), an increase in extension fees for notes payable of $34,000 and a decrease in net loss attributable to non-controlling interests in LLC ($126,123).

Liquidity and Capital Resources

The Registrant incurred net losses of $1,458,641 and $2,159,877 during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Registrant had a decrease in cash of $228,712 resulting from the positive cash flow of $178,078 from financing activities offset by a negative cash flow of $406,790 from operating activities. Financing activities for the nine months ended September 30, 2017 consisted of proceeds from the sale of Common Stock of $283,078, proceeds of $185,000 from convertible notes payable offset by payment of four monthly installments totaling $290,000 for the “December 2016 YA Loan”.

The Registrant had $0 in capital expenditures for the nine months ended September 30, 2017.

At September 30, 2017, the Registrant had $490,879,879 in current assets, consisting of $490,813,363 of land under development held for sale (See Note 2 to the Registrant’s consolidated financial statements), $7,500 prepaid expenses and other current assets, $58,500 of 15% equity interest in Omagine LLC and $516 of cash. The Registrant’s current liabilities at September 30, 2017 totaled $2,963,445 consisting of $932,058 of convertible notes payable and accrued interest, $471,290 of notes payable and accrued interest, $1,024,771 of accounts payable and accrued expenses and $535,326 of accrued officers’ payroll. At September 30, 2017, the Registrant had working capital of $487,916,434 compared to working capital of $488,376,460 at December 31, 2016. Thirty-two percent (32%) of the $2,963,445 of current liabilities at September 30, 2017 ($962,503) is due and owing to officers and or directors of the Registrant.

The $465,029 decrease in the Registrant’s working capital at September 30, 2017 compared to December 31, 2016 is attributable to the increase in current liabilities ($300,458) and a decrease in cash ($228,712), offset by the increase in prepaid expenses and other current assets ($5,641) and 15% interest in Omagine LLC ($58,500). The Registrant’s liabilities at September 30, 2017 increased compared to December 31, 2016 due to increases in accounts payable, accrued expenses and other current liabilities ($151,666), increases in accrued officers’ payroll ($115,700) and convertible notes payable and accrued interest ($248,189, offset by decreases in notes payable and accrued interest ($215,097).

Warrants

As of September 30, 2017, OMAG has 6,672,124 Common Stock purchase warrants (“Warrants”) issued and outstanding, (a) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $5.00 [the “$5 Warrants”]; (b) 3,211,062 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price of $10.00 [the “10 Warrants”] (collectively (a) and (b) being the “Strategic Warrants”) and (c) 250,000 of which are exercisable for the purchase of one Common Share at a per Common Share exercise price equal to the greater of: (i) $0.50, or (ii) eighty percent (80%) of the Market Price on the Trading Day immediately preceding the relevant Exercise Date (“Adjustable Warrants”).

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

Because the market for our Common Stock has historically exhibited low liquidity levels, we may not be able to take full advantage of the 2014 SEDA if such liquidity levels do not improve. If the market for our Common Shares is exhibiting low liquidity levels at the time we give YA an Advance Notice (a “Put”) and if YA sells Common Shares into the public market during the five Trading Day Pricing Period subsequent to our Put (as is YA’s customary practice), it is likely that the price of our Common Shares will decline. Any such price decline will immediately increase the number of Common Shares we would otherwise be required absent such price decline to deliver to YA subsequent to the Pricing Period in satisfaction of such Put. This is precisely what happened in early October 2017 when a severe liquidity crisis at the Company compelled OMAG to give YA a put for $100,000 which was ultimately satisfied by the issuance to YA of 940,740 Common Shares. If this pattern continued to happen with subsequent Puts by us, it is likely that we would issue and sell to YA the maximum 3,000,000 shares available under the 2014 SEDA before reaching the aggregate sales price of $5 million available under the 2014 SEDA.

LLC is obligated to design, develop and construct the $2.5 billion Omagine Project. Given the size and scope of the Omagine Project, it is expected that LLC will require a minimum of $300 million (possibly up to $500 million) of debt financing / project financing (including the Construction Financing) over various times during the next 4 to 5 years. This Construction Financing requirement will not be addressed by utilizing the 2014 SEDA. Notwithstanding that fact, the Company expects to have substantial and rapidly forthcoming working capital requirements other than the Construction Financing for a portion of which it plans to utilize the 2014 SEDA but no assurance can be given that the Company will be able to obtain the necessary working capital.

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

In connection with the 2014 SEDA, on October 15, 2014 OMAG filed the Registration Statement on Form S-1 to register the 3,085,822 Common Shares covered by the 2014 SEDA. On January 8, 2015, OMAG filed an amendment to that Registration Statement and such amendment to the 2014 SEDA Registration Statement was declared effective by the SEC on January 22, 2015. Post-Effective Amendments No. 1 and No. 2 to the SEDA Registration Statement were filed with the SEC on December 21, 2015 and January 6, 2016, respectively, to maintain the effectiveness of the SEDA Registration. On January 13, 2016, the SEC declared the SEDA Registration effective which effectiveness expired on October 9, 2016. Post-Effective Amendment No. 3, No. 4 and No. 5 to the SEDA Registration Statement were filed with the SEC on January 10, 2017, February 6, 2017 and February 13, 2017, respectively, to maintain the effectiveness of the SEDA Registration and as of February 13, 2017, the SEC declared the SEDA Registration effective and such effectiveness expired on April 30, 2017. Post-Effective Amendments No. 6 and No. 7 were filed with the SEC on July 17, 2017 and August 22, 2017, respectively, to maintain the effectiveness of the SEDA Registration and as of August 28, 2017, the SEC declared the SEDA Registration Statement effective.

The foregoing summaries of the terms of the Prior SEDAs and of the 2014 SEDA do not purport to be complete and are qualified in their entirety by reference to the full texts of the Prior SEDAs and the 2014 SEDA, copies of which are attached hereto as Exhibits 10.14, 10.15 and 10.18.

Sales of Common Shares to YA pursuant to the Prior SEDAs totaled 561,690 Common Shares for an aggregate Purchase Price of $835,000. Management believes that it has been judicious and conservative in its use to date of the Prior SEDAs, but nonetheless our periodic sales of Common Shares to YA or its affiliate pursuant to the Prior SEDAs have been dilutive to all shareholders and the subsequent resales by YA of such Common Shares into the public market have from time to time inflicted downward pressure on our stock price. OMAG intends to utilize the 2014 SEDA to fund its ongoing operations as and if necessary. As of the date of this Report and pursuant to the 2014 SEDA, Omagine Inc. has sold to YA (a) 181,260 shares of its Common Shares for proceeds of $100,000 and (b) on October 4, 2017 an additional 940,740 Common Shares for proceeds of $100,000.

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

The foregoing summary of the terms of the December 2016 YA Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the YA Note Purchase Agreement, the YA Note and the YA Closing Statement attached hereto as Exhibits 10.45; 10.46; and 10.47 respectively. The December 2016 YA Loan represents less than one half of one percent (0.5%) of the total assets of the Registrant and its consolidated subsidiaries. On October 11, 2017, the Registrant received a default notice from Yorkville Advisors Global, LP on behalf of YA regarding the Registrant’s failure to make the December 2016 YA Loan installment payments due on June 7, 2017 and thereafter. The past due principal and interest as of September 30, 2017 was $471,290. Registrant and YA are presently negotiating an amicable arrangement to resolve this matter. The Registrant presently anticipates that the December 2016 YA Loan will be repaid from funds received by the Registrant from (i) the MENA-Venture Fund, or (ii) the payment by RCA to LLC of the $20 Million Past-Due RCA Investment (and the subsequent partial payment to OMAG of a portion of the Loans & Advances); or proceeds of sales of Common Shares made pursuant to (a) private placement transactions, (b) the exercise of Warrants, or (c) the 2014 SEDA, or a combination thereof.

There can be no assurance given that OMAG will be able to successfully utilize the Warrants or the 2014 SEDA to secure the interim financing necessary for it to execute its business plan as presently conceived or that we will be able to repay the December 2016 YA Loan.

On November 14, 2016, the Company entered into an interest free Convertible Promissory Note with St. George Investments LLC for the principal amount of $185,000 due on May 16, 2017, six months from the funding date of November 16, 2016, convertible into the Company’s Common Stock only in the case of non-payment or in the Event of Default at a Conversion Price equal to 60% of the three lowest daily Volume Weighted Average Prices for the Company’s Common Stock during the twenty trading days immediately preceding the Conversion. The Company may prepay the Note in whole or in part at any time without penalty. After deduction of a $30,000 original issue discount (OID) and legal fees of $5,000, the Company received net proceeds of $150,000 on November 16, 2016. (See: Exhibits 10.42 and 10.43, the Note Purchase Agreement and the Securities Purchase Agreement). On May 10, 2017, the Company and St. George Investments LLC executed an amendment to the $185,000 Convertible Promissory Note dated November 14, 2016 extending the May 16, 2017 Maturity Date to July 17, 2017. In consideration of the extension, the Company paid $10,000 to St. George Investments LLC. (See: Exhibit 10.50, Amendment to Convertible Promissory Note). In July 2017, August 2017, September 2017, October 2017 and November 2017 the Company and St. George Investments LLC again extended the Maturity Date of the Note to August 17, 2017, September 17, 2017, October 17, 2017, November 17, 2017 and December 17, 2017 respectively, in consideration of extension fees paid to St. George of $8,000 for each of the July, August, September, October 2017 and November 2017 extensions. (See: Exhibits 10.52, 10.53, 10.54 and 10.55 ). OMAG presently anticipates that the Convertible Promissory Note with St. George Investments LLC will be repaid from funds received by the Company from (i) the MENA-Venture Fund, or (ii) the payment by RCA to LLC of the $20 Million Past-Due RCA Investment (and the subsequent partial payment to OMAG of a portion of the Loans & Advances).

On May 8, 2017, the Company entered into a Convertible Promissory Note with JSJ Investments, Inc., an accredited investor, for the principal amount of $100,000 with interest at 12% per annum, due February 7, 2018 and convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to 60% of the lowest trading price of the Common Stock during the twenty day period prior to the conversion. The Company may prepay the Note in full together with any accrued interest before the Prepayment Date which occurs 180 days after the Issuance Date with a premium sliding cash redemption scale: the Company may prepay the Note in full until the 90th day after the Issuance Date at a cash redemption premium of 125% in addition to outstanding interest; from the 91st day to the 120th day after the Issuance Date, the prepayment premium is 135%, and from the 121st day to the Prepayment Date of November 7, 2017, the prepayment premium is 140%. (See: Exhibit 10.49, the Convertible Promissory Note ). On November 3, 2017, the Company paid in full the $145,885 due pursuant to the JSJ Investments Inc. Convertible Promissory Note consisting of the $100,000 principal amount, $5,885 in accrued interest and the cash redemption premium of $40,000.

Omagine, Inc. and Auctus Fund, LLC (“Auctus”), an accredited investor, entered into a convertible promissory note dated October 6, 2017 (the “Auctus Convertible Note” or the “Note”) for the principal amount of $57,750. The Maturity date of the Note is July 6, 2018 and the Note may be prepaid at any time on or before April 6, 2018 with interest at 12% per annum and prepayment penalties ranging from 35% to 50% of the principal. The Note is convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to the lower of the Trading Price on the latest complete Trading Day prior to the date of this Note and fifty percent of the lowest Trading Price for the Common Stock during the twenty-five consecutive Trading Days ending on the latest compete Trading Day prior to the Conversion Date. The Company received the $45,000 net proceeds of the Note on October 16, 2017. OMAG presently anticipates that the Auctus Convertible Note will be repaid from funds received by the Company from (i) the MENA-Venture Fund, or (ii) the payment by RCA to LLC of the $20 Million Past-Due RCA Investment (and the subsequent partial payment to OMAG of a portion of the Loans & Advances).

Omagine, Inc. and EMA Financial, LLC (“EMA”), an accredited investor, entered into a convertible promissory note dated September 28, 2017 (the “EMA Convertible Note” or the “Note”) for the principal amount of $55,000. The Note is due September 28, 2018 with interest at 12% per annum and convertible into the Company’s Common Stock after 180 days from the Issuance Date at a conversion price equal to the lower of the closing sale price for the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and fifty percent of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price. The Company received the $44,500 net proceeds of the Note on October 18, 2018. OMAG presently anticipates that the EMA Convertible Note will be repaid from funds received by the Company from (i) the MENA-Venture Fund, or (ii) the payment by RCA to LLC of the $20 Million Past-Due RCA Investment (and the subsequent partial payment to OMAG of a portion of the Loans & Advances).

Omagine, Inc. and an individual accredited investor entered into a convertible promissory note dated November 2, 2017 for the principal amount of $146,000 (the “November 2 Note”). The November 2 Note is due December 8, 2017 with interest at 12% per annum and convertible into the Company’s Common Stock beginning on December 8, 2017 at a conversion price of $0.10 per Common Share, and beginning on December 15, 2017, the outstanding balance plus accrued interest on the Note is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the conversion period of the Note, on or after December 8, 2017 or December 15, 2017 as the case may be, the accredited investor shall be entitled to convert the Note at a conversion price of less than $0.10 or $0.05 as the case may be should any common stock purchase from the Company, or any exercise of Company stock options or warrants fall below the $0.10 or $0.05 conversion price of the Note then in effect. On November 2, 2017 in connection with the $146,000 note, OMAG modified the accredited investor’s (i) April 13, 2017 promissory note (as amended September 12, 2017) by reducing the conversion price from $0.20 per share to $0.10 per share, (ii) modified the July 3, 2017 promissory note by reducing the conversion price from $0.15 to $0.10 per share, and (iii) modified the April 13, 2017 Warrant by extending the exercise date from December 31, 2017 to June 30, 2018, allowing for a cashless exercise of the Warrant, and changing the exercise price with a variable feature (the greater of 80% of the market price on the trading day preceding the relevant exercise date, or $0.50 per share) to an exercise price of $0.50 per share. OMAG presently anticipates that the November 2 Note will be repaid from funds received by the Company from (i) the MENA-Venture Fund, or (ii) the payment by RCA to LLC of the $20 Million Past-Due RCA Investment (and the subsequent partial payment to OMAG of a portion of the Loans & Advances).

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

RCA is presently obligated to make its Deferred Cash Investment into LLC in the aggregate amount of OR 7,640,625 [$19,865,625]. This amount is the $20 Million Past-Due RCA Investment.

The OMR 276,666,667 [$718,614,000] investment of the Land Rights into LLC by RCA was perfected on July 2, 2015 concurrent with the registration of the Usufruct Agreement with the Oman Ministry of Housing (See: “The Land Rights”, above).

The continuation of LLC’s business to date is being and has been financed by OMAG.

LLC will have to arrange for payment of the $20 Million Past-Due RCA Investment and an Equity Sale to a new LLC investor as mentioned above and for a significant amount of project financing, including most probably Syndicated Bank Financing, in order to execute its plan to develop the Omagine Project. Until Financing Agreements with respect to such additional financing are actually executed by the parties, no assurance can be given that they actually will be so executed or that such project financing will be available to LLC. (See “Financial Advisor”, above). The Company is relying for revenue growth upon the future business of LLC.

Omagine Inc.

In order to generate the cash needed to sustain the Company’s ongoing operations, OMAG has over the past many years relied on the proceeds from the YA Loans, other loans and from sales of Common Shares made pursuant to the 2014 SEDA and Prior SEDAs and the 2012 rights offering as well as from sales of restricted Common Shares and notes made pursuant to private placements. Management is hopeful that the Warrants will provide a future source of additional financing but it is not possible to predict if any of our Warrants will ever be exercised. Company management has continually pressed RCA during 2017 to pay the $20 Million Past-Due RCA Investment to LLC which is long overdue. As of the date hereof RCA has not yet done so. In spite of their present obligation to make such payment, RCA has indicated that they would do so when the new investor to replace CCC is secured. In order to maintain both OMAG and LLC in existence, OMAG took on substantially more bridge financing debt during 2017 in order to plug the financing gap caused by RCA’s lack of payment of its obligations. Much of this bridge financing debt carries onerous repayment terms and highly dilutive conversion features. The Company presently anticipates it will be able to repay this bridge financing debt in cash (and avoid any dilutive conversions) only if we are able to close all or a portion of the anticipated $20 million investment with the MENA-Venture Fund by no later than mid-December 2017 or if RCA pays the $20 Million Past-Due RCA Investment by such date (which seems unlikely). If RCA would pay such $20 Million Past-Due RCA Investment as they are obligated to then this bridge financing debt issue – and all other issues preventing the start of the project development – would be instantly resolved.

Investors and shareholders should be aware that we have had no revenue for the past several years and we do not expect to generate any revenue until after the development of the Omagine Project is well underway.

The failure to receive funds from RCA or the MENA-Venture Fund as indicated above or the failure to arrange further bridge financing as necessary to sustain operations until such funds are received will have a materially significant adverse effect on the Company’s ability to continue operations.

Capital Expenditures and Construction Financing

The Company did not incur any capital expenditures in the first nine months of 2017. We expect, assuming we are able to close one or more of the debt or equity facilities necessary to begin the project development that we are presently working on, that (i) the Company will incur significant expenses related to capital expenditures, and (ii) LLC will incur substantial debt associated with project financing for the Omagine Project.

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

Under the supervision and with the participation of management, including the Registrant’s chief executive and financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (the “DCP Evaluation”).

Based on this DCP Evaluation, the Registrant’s principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Prior SEDAs and with the issuance by us of the Adjustable Warrants and the Common Shares listed below, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or executive officers or directors of our Company and transfer was restricted by our Company in accordance with the requirements of the Securities Act. In addition to representations by the below-referenced persons, we made independent determinations that all of the below-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the below-referenced persons were provided with access to our SEC filings.

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

On October 4, 2017, pursuant to the SEDA, OMAG sold 940,740 Common Shares for proceeds of $100,000.

Use of Proceeds

The proceeds of the abovementioned sales of securities were used by the Company for general corporate working capital purposes.

Issuer Purchases of Equity Securities

The Company did not purchase any of OMAG’s issued and outstanding Common Shares during the nine month period ended September 30, 2017.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are included as part of this Form 10-Q. References to “OMAG” in this Exhibit List means Omagine, Inc., a Delaware U.S. corporation.

Exhibits numbered in accordance with Item 601(a) of Regulation S-K.

Exhibit
Numbers	Description
3(i)	Restated Certificate of Incorporation of OMAG dated June 2, 2010 (7)
3(ii)	By-laws of OMAG (1)
4.1	The Subscription and Warrant Agent Agreement dated January 31, 2012 between OMAG and Continental Stock Transfer & Trust Company (11)
4.2	Specimen of $5 Warrant Certificate (11)
4.3	Specimen of $10 Warrant Certificate (11)
4.4	The Tempest Warrants (17)
10.1	The December 9, 2007 CCIC and CCC Agreement (3)
10.2	The March 19, 2007 Hamdan Agreement (2)
10.3	The December 2013 amendment extending the March 19, 2007 Hamdan Agreement (19)
10.4	The December 2014 amendment extending the March 19, 2007 Hamdan Agreement (22)
10.5	The December 2015 amendment extending the March 19, 2007 Hamdan Agreement (34)
10.6	The April 20, 2011 Shareholder Agreement (9)
10.7	The Development Agreement dated October 2, 2014 (20)
10.8	The Usufruct Agreement Dated July 1, 2015 (23)
10.9	An English Translation of the Letter Dated July 2, 2015 (23)
10.10	Convertible Promissory Note payable to Frank J. Drohan (14)
10.11	Convertible Promissory Note payable to Charles P. Kuczynski (14)
10.12	Convertible Promissory Note No. 1 payable to Louis Lombardo (14)
10.13	Convertible Promissory Note No. 2 payable to Louis Lombardo (14)
10.14	The December 8, 2008 SEDA Agreement between OMAG and YA (4)
10.15	The May 4, 2011 SEDA Agreement between OMAG and YA (8)
10.16	The June 21, 2011 Amendment Agreement to the May 4, 2011 SEDA Agreement (10)
10.17	The May 22, 2012 Waiver Letter dated re: the May 4, 2011 SEDA Agreement (13)
10.18	The April 22, 2014 SEDA Agreement between OMAG and YA (18)
10.19	The July 16, 2014 Termination Agreement terminating the May 4, 2011 SEDA Agreement (17)
10.20	The October 10, 2014 SEDA Amendment (21)
10.21	The 2013 YA Note Purchase Agreement and Amended Schedule III thereto (16)
10.22	The 2014 YA Note Purchase Agreement dated April 22, 2014 (18)
10.23	The April 22, 2014 OMAG $500,000 Promissory Note in favor of YA (18)
10.24	The April 22, 2014 Closing Statement signed by OMAG and YA (18)
10.25	The 2015 YA Note Purchase Agreement dated May 20, 2015 (24)
10.26	The May 20, 2015 OMAG $500,000 Promissory Note in favor of YA (24)

Exhibit
Numbers	Description
10.27	The May 20, 2015 Closing Statement signed by OMAG and YA (24)
10.28	The March 2016 YA Note Purchase Agreement dated March 15, 2016 (26)
10.29	The March 15, 2016 OMAG $600,000 Promissory Note in favor of YA (26)
10.30	The March 15, 2016 Closing Statement signed by OMAG and YA (26)
10.31	The Omagine Inc. 401(k) Adoption Agreement (5)
10.32	The Amended Omagine Inc. 2003 Stock Option Plan (6)
10.33	The Omagine Inc. 2014 Stock Option Plan (19)
10.34	The Amended Omagine Inc. 2014 Stock Option Plan (25)
10.35	Lease expiring December 31, 2015 between OMAG and the Empire State Building LLC (15)
10.36	The Masraf Al Rayan Term Sheet (27)
10.37	The Murabaha Facility Agreement between LLC and Masraf Al Rayan Bank (27)
10.38	The June 2016 YA Note Purchase Agreement dated June 22, 2016 (28)
10.39	The June 22, 2016 OMAG $400,000 Promissory Note in favor of YA (28)
10.40	The June 22, 2016 Closing Statement signed by OMAG and YA (28)
10.41	The September 20, 2016 SEDA Amendment Agreement between OMAG and YA (29)
10.42	The November 14, 2016 Convertible Promissory Note between OMAG and St. George Investments LLC (30)
10.43	The November 14, 2016 Note Purchase Agreement between OMAG and St. George Investments LLC (30)
10.44	Convertible Promissory Note payable to SMAT Inc. (32)
10.45	Note Purchase Agreement dated December 7, 2016 by and between OMAG and YA II PN, Ltd. (31)
10.46	Promissory Note in the principal amount of $750,000 dated December 7, 2016 and issued by OMAG in favor of YA II PN, Ltd. (31)
10.47	Closing Statement dated December 7, 2016 signed by Omagine, Inc. and YA II PN, Ltd. (31)
10.48	The December 2016 amendment extending the March 19, 2007 Hamdan Agreement (33)
10.49	The May 8, 2017 Convertible Promissory Note between OMAG and JSJ Investments Inc. (34)
10.50	The May 10, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC (34)
10.51	The July 3, 2017 Convertible Promissory Note payable to an Accredited Investor (35)
10.52	The July 12, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC (36)
10.53	The August 14, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC (36)
10.54	The September 14, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC *
10.55	The October 16, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC *
10.56	The November 13, 2017 Amendment to Convertible Promissory Note between OMAG and St. George Investments LLC *
10.57	The September 28, 2017 Convertible Promissory Note between OMAG and EMA Financial, LLC (37)
10.58	The September 28, 2017 Securities Purchase Agreement between OMAG and EMA Financial, LLC (37)
10.59	The October 6, 2017 Convertible Promissory Note between OMAG and Auctus Fund, LLC (38)
10.60	The October 6, 2017 Securities Purchase Agreement between OMAG and Auctus Fund, LLC (38)
10.61	The September 15, 2017 Convertible Promissory Note payable to an Accredited Investor *
10.62	The November 2, 2017 Convertible Promissory Note payable to Accredited Investor *
10.63	The November 2, 2017 Amendment to Accredited Investor Warrant *
10.64	The November 2, 2017 Amendment to Convertible Promissory Note payable to Accredited Investor *
10.65	The November 2, 2017 Second Amendment to Convertible Promissory Note payable to Accredited Investor *
14	The Code of Ethics (3)
21	Subsidiaries of the Registrant (14)
31.1	Sarbanes-Oxley 302 certification *
32.1	Sarbanes-Oxley 1350 certification *
99.1	A PDF Reference Copy of Exhibit 10.7, Development Agreement (20)
99.2	A PDF Reference Copy of Exhibit 10.8, Usufruct Agreement (23)
99.3	A PDF Reference Copy of the Original Arabic Version of Exhibit 10.9 (23)
99.4	The Savills Final Valuation Report (23)
99.5	The C&W Final Evaluation Report (23)
99.6	The JLL Final Valuation Report (23)

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

*	Filed herewith

(1)	Previously filed with the SEC on November 18, 2005 as an exhibit to Omagine’s quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference thereto.
(2)	Previously filed with the SEC on April 17, 2007 as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference thereto.
(3)	Previously filed with the SEC on April 14, 2008 as an exhibit to Omagine’s Report on Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference thereto.
(4)	Previously filed with the SEC on December 31, 2008 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(5)	Previously filed with the SEC on February 25, 2009 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference thereto.
(6)	Previously filed with the SEC on April 14, 2010 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference thereto.
(7)	Previously filed with the SEC on July 20, 2010 as an exhibit to Omagine’s Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference thereto.
(8)	Previously filed with the SEC on May 5, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(9)	Previously filed with the SEC on November 8, 2011 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference thereto and a reference copy was filed as an exhibit to Omagine’s current Report on Form 8-K filed with the SEC on May 31, 2011.
(10)	Previously filed with the SEC on June 21, 2011 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(11)	Previously filed with the SEC on February 7, 2012 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-179040) and incorporated herein by reference thereto.
(12)	Previously filed with the SEC on January 17, 2012 as an exhibit to Omagine’s registration statement on Form S-1 (Commission File No. 333-179040) and incorporated herein by reference thereto.
(13)	Previously filed with the SEC on September 12, 2012 as an exhibit to Omagine’s Post-Effective Amendment No. 2 to its registration statement on Form S-1 (File No. 333-175168) and incorporated herein by reference thereto.
(14)	Previously filed with the SEC on January 22, 2013 as an exhibit to Omagine’s Amendment Number 2 on Form 10-K/A amending (a) Omagine’s Report on Form 10-K filed with the SEC on April 16, 2012 for the fiscal year ended December 31, 2011 (the “Original Filing”), and (b) Amendment No. 1 to the Original Filing filed on Form 10-K/A with the SEC on May 17, 2012, and incorporated herein by reference thereto.
(15)	Previously filed with the SEC on April 1, 2013 as an exhibit to Omagine’s Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference thereto.
(16)	Previously filed the 2013 YA Note Purchase Agreement with the SEC on August 5, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended June 30, 2013 and it is incorporated herein by reference thereto; and previously filed the Amended Schedule III to the 2013 YA Note Purchase Agreement with the SEC on November 19, 2013 as an exhibit to the Company’s quarterly Report on Form 10-Q for the period ended September 30, 2013 and it is incorporated herein by reference thereto.
(17)	Previously filed with the SEC on July 31, 2014 as an exhibit to Omagine’s quarterly Report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference thereto.
(18)	Previously filed with the SEC on April 28, 2014 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(19)	Previously filed with the SEC on April 15, 2014 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference thereto.

(20)	Previously filed with the SEC on October 2, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(21)	Previously filed with the SEC on October 10, 2014 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(22)	Previously filed with the SEC on January 8, 2015 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(23)	Previously filed with the SEC on July 9, 2015 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(24)	Previously filed with the SEC on May 21, 2015 as an exhibit to Omagine’s current Report on Form 8-K and incorporated herein by reference thereto.
(25)	Previously filed with the SEC on November 23, 2015 as an exhibit to the Company’s Report on Form 10-Q for the period ended September 30, 2015 and incorporated by reference thereto.
(26)	Previously filed with the SEC on March 16, 2016 as an exhibit to the Company’s current Report on Form 8-K and incorporated herein by reference thereto.
(27)	Previously filed with the SEC on April 14, 2016 as an exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference thereto.
(28)	Previously filed with the SEC on June 23, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(29)	Previously filed with the SEC on September 21, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(30)	Previously filed with the SEC on November 21, 2016 as an exhibit to the Company’s Report on Form 10-Q for the period ended September 30, 2016 and incorporated by reference thereto.
(31)	Previously filed with the SEC on December 8, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(32)	Previously filed with the SEC on January 10, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(33)	Previously filed with the SEC on February 6, 2017 as an exhibit to Omagine’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(34)	Previously filed with the SEC on May 22, 2017 as an exhibit to the Company’s report on Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference thereto.
(35)	Previously filed with the SEC on July 17, 2017 as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-199383) and incorporated herein by reference thereto.
(36)	Previously filed with the SEC on August 21, 2017 as an exhibit to the Company’s report on Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference thereto.
(37)	Previously filed with the SEC on October 18, 2017 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.
(38)	Previously filed with the SEC on October 19, 2017 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMAGINE, INC. (Registrant)

Dated: November 20, 2017	By:	/s/ Frank J. Drohan
FRANK J. DROHAN,
Chairman of the Board of Directors, President and Chief Executive and Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 20, 2017	By:	/s/ William Hanley
WILLIAM HANLEY
Controller and Principal Accounting Officer

